Form 10-Q
period 2013-06-30
GENESEE & WYOMING INC
filed 2013-08-06
CIK 1012620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-Q
________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO
Shares of common stock outstanding as of the close of business on July 31, 2013:

Class	Number of Shares Outstanding
Class A Common Stock	51,742,132
Class B Common Stock	1,660,589

Forward-Looking Statements
This report and other documents referred to in this report contain forward-looking statements regarding future events and the future performance of Genesee & Wyoming Inc. that are based on current expectations, estimates and projections about our industry, our business and our performance, management's beliefs and assumptions made by management. Words such as “anticipates,” “intends,” “plans,” “believes,” “should,” “seeks,” “expects,” “estimates,” “trends,” “outlook,” variations of these words and similar expressions are intended to identify these forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast, including the following risks: risks related to the operation of our railroads; integration of acquisitions; economic, political and industry conditions (including employee strikes or work stoppages); customer demand and changes in our operations, retention and contract continuation; legislative and regulatory developments, including changes in environmental and other laws and regulations to which we are subject; increased competition in relevant markets; funding needs and financing sources, including our ability to obtain government funding for capital projects; international complexities of operations, currency fluctuations, finance, tax and decentralized management; challenges of managing rapid growth including retention and development of senior leadership; unpredictability of fuel costs; susceptibility to various legal claims and lawsuits; increase in, or volatility associated with, expenses related to estimated claims, self-insured retention amounts and insurance coverage limits; consummation of new business opportunities; exposure to the credit risk of customers or counterparties; severe weather conditions and other natural occurrences, which could result in shutdowns, derailments or other substantial disruption of operations; susceptibility to the risks of doing business in foreign countries; our success integrating the RailAmerica railroads into our operations and our ability to achieve the expected synergies as a result of the merger; and others including, but not limited to, those set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q, if any, and those noted in our 2012 Annual Report on Form 10-K under “Risk Factors.” Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Forward-looking statements speak only as of the date of this report or as of the date they were made. We undertake no obligation to update the current expectations or forward-looking statements contained in this report.

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2013 and DECEMBER 31, 2012 (Unaudited)
(dollars in thousands, except per share amounts)

	June 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,537	$64,772
Accounts receivable, net	309,314	262,949
Materials and supplies	31,601	32,389
Prepaid expenses and other	52,219	33,586
Deferred income tax assets, net	64,672	71,556
Total current assets	476,343	465,252
PROPERTY AND EQUIPMENT, net	3,359,546	3,396,295
GOODWILL	637,150	634,953
INTANGIBLE ASSETS, net	654,919	670,206
DEFERRED INCOME TAX ASSETS, net	3,492	2,396
OTHER ASSETS, net	78,949	57,013
Total assets	$5,210,399	$5,226,115
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$96,788	$87,569
Accounts payable	212,435	232,121
Accrued expenses	96,665	93,971
Deferred income tax liabilities, net	1,097	3,083
Total current liabilities	406,985	416,744
LONG-TERM DEBT, less current portion	1,640,791	1,770,566
DEFERRED INCOME TAX LIABILITIES, net	843,896	862,734
DEFERRED ITEMS - grants from outside parties	241,768	228,579
OTHER LONG-TERM LIABILITIES	49,601	47,506
COMMITMENTS AND CONTINGENCIES	—	—
SERIES A-1 PREFERRED STOCK	—	399,524
EQUITY:
Class A common stock, $0.01 par value, one vote per share; 180,000,000 shares authorized at June 30, 2013 and December 31, 2012; 64,302,002 and 57,882,442 shares issued and 51,690,644 and 45,359,083 shares outstanding (net of 12,611,358 and 12,523,359 shares in treasury) on June 30, 2013 and December 31, 2012, respectively	643	579
Class B common stock, $0.01 par value, ten votes per share; 30,000,000 shares authorized at June 30, 2013 and December 31, 2012; 1,660,589 and 1,728,952 shares issued and outstanding on June 30, 2013 and December 31, 2012, respectively	17	17
Additional paid-in capital	1,291,801	866,609
Retained earnings	934,920	789,727
Accumulated other comprehensive income	11,008	47,271
Treasury stock, at cost	(217,001)	(209,266)
Total Genesee & Wyoming Inc. stockholders’ equity	2,021,388	1,494,937
Noncontrolling interest	5,970	5,525
Total equity	2,027,358	1,500,462
Total liabilities and equity	$5,210,399	$5,226,115
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 and 2012 (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
OPERATING REVENUES	$400,741	$217,419	$775,949	$424,855
OPERATING EXPENSES:
Labor and benefits	109,781	61,366	219,087	127,123
Equipment rents	18,993	8,967	37,701	18,784
Purchased services	30,151	19,313	59,147	37,350
Depreciation and amortization	34,161	18,334	68,384	35,967
Diesel fuel used in operations	34,694	21,134	73,879	43,132
Diesel fuel sold to third parties	93	4,111	351	9,101
Casualties and insurance	10,043	5,943	17,994	11,490
Materials	23,235	6,783	42,564	12,890
Trackage rights	10,445	6,401	19,365	12,074
Net gain on sale of assets	(1,009)	(6,199)	(2,716)	(7,429)
Gain on insurance recoveries	—	(5,186)	—	(5,186)
Other expenses	21,774	13,979	42,846	25,772
RailAmerica integration costs	963	—	13,730	—
Total operating expenses	293,324	154,946	592,332	321,068
INCOME FROM OPERATIONS	107,417	62,473	183,617	103,787
Interest income	950	964	1,993	1,831
Interest expense	(17,203)	(8,622)	(37,323)	(17,238)
Other (loss)/income, net	(879)	15	(197)	999
Income from continuing operations before income taxes	90,285	54,830	148,090	89,379
Provision for income taxes	(25,226)	(18,443)	(294)	(30,748)
Income from continuing operations, net of tax	65,059	36,387	147,796	58,631
Loss from discontinued operations, net of tax	(9)	(24)	(18)	(27)
Net income	65,050	36,363	147,778	58,604
Less: Net income attributable to noncontrolling interest	280	—	446	—
Less: Series A-1 Preferred Stock dividend	—	—	2,139	—
Net income available to common stockholders	$64,770	$36,363	$145,193	$58,604
Basic earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:
Basic earnings per common share from continuing operations	$1.19	$0.90	$2.75	$1.45
Basic loss per common share from discontinued operations	—	—	—	—
Basic earnings per common share	$1.19	$0.90	$2.75	$1.45
Weighted average shares - basic	54,434	40,614	52,891	40,487
Diluted earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:
Diluted earnings per common share from continuing operations	$1.14	$0.84	$2.60	$1.36
Diluted loss per common share from discontinued operations	—	—	—	—
Diluted earnings per common share	$1.14	$0.84	$2.60	$1.36
Weighted average shares - diluted	56,676	43,153	56,633	43,116
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 and 2012 (Unaudited)
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
NET INCOME	$65,050	$36,363	$147,778	$58,604
OTHER COMPREHENSIVE (LOSS)/INCOME:
Foreign currency translation adjustment	(47,824)	(5,801)	(53,171)	445
Net unrealized gain on qualifying cash flow hedges, net of tax provision of ($8,182), ($351), ($11,141) and ($604), respectively	12,274	617	16,712	1,063
Changes in pension and other postretirement benefits, net of tax (provision)/benefit of ($56), ($18), ($113) and $214, respectively	98	32	196	(377)
Other comprehensive (loss)/income	(35,452)	(5,152)	(36,263)	1,131
COMPREHENSIVE INCOME	29,598	31,211	111,515	59,735
Less: Comprehensive income attributable to noncontrolling interest	280	—	446	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO GENESEE & WYOMING INC.	$29,318	$31,211	$111,069	$59,735
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 and 2012 (Unaudited)
(dollars in thousands)

	Six Months Ended
	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$147,778	$58,604
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	18	27
Depreciation and amortization	68,384	35,967
Compensation cost related to equity awards	10,749	3,948
Excess tax benefit from share-based compensation	(5,666)	(2,687)
Deferred income taxes	(18,802)	21,608
Net gain on sale of assets	(2,716)	(7,429)
Gain on insurance recoveries	—	(5,186)
Insurance proceeds received	10,353	21,373
Changes in assets and liabilities which provided (used) cash, net of effect of acquisitions:
Accounts receivable, net	(45,254)	3,617
Materials and supplies	(1,842)	(1,870)
Prepaid expenses and other	(2,111)	(2,331)
Accounts payable and accrued expenses	(13,412)	(35,365)
Other assets and liabilities, net	5,242	579
Net cash provided by operating activities from continuing operations	152,721	90,855
Net cash used in operating activities from discontinued operations	(18)	(27)
Net cash provided by operating activities	152,703	90,828
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(112,334)	(106,538)
Grant proceeds from outside parties	6,008	18,281
Cash paid for acquisitions, net of cash acquired	—	(837)
Proceeds from disposition of property and equipment	3,198	8,141
Net cash used in investing activities from continuing operations	(103,128)	(80,953)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term borrowings, including capital leases	(267,961)	(131,390)
Proceeds from issuance of long-term debt	168,998	133,118
Debt amendment costs	(1,880)	—
Proceeds from employee stock purchases	9,177	10,742
Treasury stock purchases	(7,735)	(1,763)
Dividends paid on Series A-1 Preferred Stock	(2,139)	—
Excess tax benefit from share-based compensation	5,666	2,687
Net cash (used in)/provided by financing activities from continuing operations	(95,874)	13,394
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	64	(319)
(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(46,235)	22,950
CASH AND CASH EQUIVALENTS, beginning of period	64,772	27,269
CASH AND CASH EQUIVALENTS, end of period	$18,537	$50,219
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:
The interim consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries (the Company or Genesee & Wyoming). All references to currency amounts included in this Quarterly Report on Form 10-Q, including the consolidated financial statements, are in United States dollars unless specifically noted otherwise. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They do not contain all disclosures which would be required in a full set of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, the unaudited financial statements for the three and six months ended June 30, 2013 and 2012 are presented on a basis consistent with the audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods presented. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The consolidated balance sheet data for 2012 was derived from the audited financial statements in the Company’s 2012 Annual Report on Form 10-K but does not include all disclosures required by U.S. GAAP.
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
The Company financed the $1.4 billion cash purchase price for RailAmerica's common stock, the refinancing of $1.2 billion of the Company's and RailAmerica's outstanding debt prior to the acquisition as well as transaction and financing related expenses with approximately $1.9 billion of debt from a new five-year Senior Secured Syndicated Facility Agreement (the New Credit Agreement), $475.5 million of gross proceeds from the Company's public offerings of Class A common stock and Tangible Equity Units (TEUs) and $350.0 million through a private issuance of mandatorily convertible Series A-1 Preferred Stock to affiliates of Carlyle Partners V, L.P. (collectively, Carlyle) (see Note 3, Earnings Per Common Share).
Commencing on October 1, 2012, the shares of RailAmerica were held in an independent voting trust while the United States Surface Transportation Board (STB) considered the Company's control application, which application was approved with an effective date of December 28, 2012. Accordingly, the Company accounted for the earnings of RailAmerica using the equity method of accounting while the shares were held in the voting trust and the Company's preliminary allocation of the purchase price to the acquired assets and assumed liabilities has been included in the Company's consolidated balance sheets since December 28, 2012. The final allocation of fair values to RailAmerica's assets and liabilities is subject primarily to completion of an assessment of the acquisition-date fair values of acquired non-current assets, deferred taxes and other tax matters, and contingent liabilities. The results from RailAmerica's operations are included in the Company’s consolidated statements of operations for the three and six months ended June 30, 2013 and are included in the Company's North American & European Operations segment.

Headquartered in Jacksonville, Florida with approximately 2,000 employees, RailAmerica owned and operated 45 short line freight railroads in North America with approximately 7,100 miles of track in 28 U.S. states and three Canadian provinces as of the October 1, 2012 acquisition date.
Columbus & Chattahoochee Railroad, Inc.: In April 2012, the Company's newly formed subsidiary, Columbus & Chattahoochee Railroad, Inc. (CCH), signed an agreement with Norfolk Southern Railway Company (NS) to lease and operate a 26-mile segment of NS track that runs from Girard, Alabama to Mahrt, Alabama. Operations commenced on July 1, 2012. The CCH interchanges with NS in Columbus, Georgia where the Company's Georgia Southwestern Railroad also has operations. The results from CCH’s operations have been included in the Company’s consolidated statements of operations effective July 1, 2012 and are included in the Company’s North American & European Operations segment.
Australia
Arrium Limited: In July 2012, the Company's subsidiary, Genesee & Wyoming Australia Pty Ltd (GWA), announced that it had expanded two existing rail haulage contracts with Arrium Limited (formerly OneSteel) to transport an additional 2.7 million tons per year of export iron ore in South Australia. In 2012, GWA invested A$52.1 million (or $54.1 million at the exchange rate on December 31, 2012) to purchase narrow gauge locomotives and rail cars, as well as to construct a standard gauge rolling-stock maintenance facility in order to support the increased shipments under the two contracts. During the six months ended June 30, 2013, GWA spent A$16.9 million (or $15.4 million at the exchange rate on June 30, 2013) on these projects and expects to invest an additional A$4.6 million (or $4.2 million at the exchange rate on June 30, 2013) over the remainder of 2013 to support the increased shipments.
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
Canada
Tata Steel Minerals Canada Ltd.: On August 2, 2012, the Company announced that its newly formed subsidiary, KeRail Inc. (KeRail), entered into a long-term agreement with Tata Steel Minerals Canada Ltd. (TSMC), for KeRail to provide rail transportation services to the direct shipping iron ore mine TSMC is developing near Schefferville, Quebec in the Labrador Trough (the Mine). In addition, KeRail plans to construct an approximately 21-kilometer rail line that will connect the Mine to the Tshiuetin Rail Transportation (TSH) interchange point in Schefferville. Operated as part of the Company's Canada Region, KeRail is expected to haul unit trains of iron ore from its rail connection with the Mine, which will then travel over three privately owned railways to the Port of Sept-Îles for export primarily to Tata Steel's European operations. The agreement and construction are contingent on certain conditions being met, including the receipt of necessary governmental permits and approvals. Once the track construction has commenced, the rail line is expected to be completed three to six months thereafter.
Results from Continuing Operations
When comparing the Company's results from continuing operations from one reporting period to another, it is important to consider that the Company has historically experienced fluctuations in revenues and expenses due to acquisitions, changing economic conditions, competitive forces, changes in foreign currency exchange rates, one-time freight moves, fuel price fluctuations, customer plant expansions and shut-downs, sales of property and equipment, derailments and weather-related conditions, such as hurricanes, cyclones, tornadoes, droughts, heavy snowfall, unseasonably warm or cool weather, freezing and flooding. In periods when these events occur, results of operations are not easily comparable from one period to another. Finally, certain of the Company's railroads have commodity shipments that are sensitive to general economic conditions, such as steel products, paper products and lumber and forest products, as well as product specific economic conditions, such as the availability of lower priced alternative sources of power generation (coal). Other shipments are relatively less affected by economic conditions and are more closely affected by other factors, such as inventory levels maintained at customer plants (coal), winter weather (salt and coal) and seasonal rainfall (grain). As a result of these and other factors, the Company's operating results in any reporting period may not be directly comparable to its operating results in other reporting periods.

Pro Forma Financial Results
The following table summarizes the Company's unaudited pro forma operating results for the three and six months ended June 30, 2012, as if the acquisition of RailAmerica had been consummated as of January 1, 2011. The following pro forma financial results do not include the impact of any potential operating efficiencies, savings from expected synergies, costs to integrate the operations or costs necessary to achieve savings from expected synergies or the impact of derivative instruments that the Company has entered into or may enter into to mitigate interest rate or currency exchange rate risk (dollars in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012
Operating revenues	$368,014	$714,989
Net income attributable to Genesee & Wyoming Inc.	$47,203	$28,348
Less: Series A-1 Preferred Stock dividend	4,375	8,750
Net income available to common stockholders	$42,828	$19,598
Income per common share attributable to Genesee & Wyoming Inc. common stockholders:
Basic income per common share from continuing operations	$0.89	$0.41
Diluted income per share from continuing operations	$0.84	$0.39
The unaudited pro forma operating results include the acquisition of RailAmerica adjusted, net of tax, for depreciation and amortization expense resulting from the property and equipment and amortizable intangible assets based on the assignment of preliminary fair values, the inclusion of interest expense related to borrowings used to fund the acquisition, the amortization of debt issuance costs related to amendments to the Company's prior credit agreement and the elimination of RailAmerica's interest expense related to debt not assumed in the acquisition. The unaudited pro forma financial results for the three and six months ended June 30, 2012 were based upon the Company's and RailAmerica's historical consolidated statements of operations for the three and six months ended June 30, 2012. The pro forma results for the six months ended June 30, 2012 included approximately $55 million (net of tax) of costs incurred by RailAmerica associated with the redemption of senior secured notes in January 2012.

3. EARNINGS PER COMMON SHARE:
The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2013 and 2012 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Numerators:
Amounts attributable to Genesee & Wyoming Inc. common stockholders:
Income from continuing operations, net of tax	$64,779	$36,387	$147,350	$58,631
Loss from discontinued operations, net of tax	(9)	(24)	(18)	(27)
Less: Series A-1 Preferred Stock dividend	—	—	2,139	—
Net income available to common stockholders	$64,770	$36,363	$145,193	$58,604
Denominators:
Weighted average Class A common shares outstanding - Basic	54,434	40,614	52,891	40,487
Weighted average Class B common shares outstanding	1,700	2,112	1,713	2,139
Dilutive effect of employee stock grants	542	427	574	490
Dilutive effect of Series A-1 Preferred Stock	—	—	1,455	—
Weighted average shares - Diluted	56,676	43,153	56,633	43,116
Earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:
Basic:
Earnings per common share from continuing operations	$1.19	$0.90	$2.75	$1.45
Loss per common share from discontinued operations	—	—	—	—
Earnings per common share	$1.19	$0.90	$2.75	$1.45
Diluted:
Earnings per common share from continuing operations	$1.14	$0.84	$2.60	$1.36
Loss per common share from discontinued operations	—	—	—	—
Earnings per common share	$1.14	$0.84	$2.60	$1.36
The following total number of Class A common stock issuable under the assumed exercise of stock options computed based on the treasury stock method were excluded from the calculation of diluted earnings per common share, as the effect of including these shares would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Anti-dilutive shares	98	274	87	245
The increase in the Company's weighted average basic shares outstanding for the three and six months ended June 30, 2013 compared with the three and six months ended June 30, 2012 included 3,791,004 shares as a result of the Company's public offering of Class A common stock and 2,841,650 shares issuable upon settlement of the prepaid stock purchase contract component of the TEUs based on the market price of the Company's Class A common stock at June 30, 2013. In addition, the increase in the three and six months ended June 30, 2013 included 5,984,232 and 4,529,502 weighted average shares, respectively, from the February 13, 2013 conversion of Series A-1 Preferred Stock into the Company's Class A common stock.
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

Each TEU consists of a prepaid stock purchase contract (Purchase Contract) and a senior amortizing note due October 1, 2015 (Amortizing Note) issued by the Company. Unless settled or redeemed earlier or extended, each Purchase Contract will automatically settle on October 1, 2015. If the applicable market value (as defined in the Purchase Contract) of the Company's Class A common stock is greater than or equal to $80.94, then the Company will deliver 1.2355 shares per Purchase Contract and if the applicable market value is less than or equal to $64.75, then the Company will deliver 1.5444 shares per Purchase Contract, with such share amounts subject to adjustment. Otherwise, the Company will deliver a number of shares of its Class A common stock per Purchase Contract equal to $100 divided by the applicable market value. Accordingly, for illustrative purposes, the following table provides the calculated impact on the Company's weighted average diluted shares outstanding for the three months ended June 30, 2013 assuming the conversion of the Company's outstanding TEUs into Class A common stock based on the assumptions for the Company's stock price stated in the table (in thousands, except per share amounts):

	Assumed Market Price of Class A Common Stock	TEU Common Stock Equivalents	Weighted Average Diluted Shares Outstanding
Minimum common stock equivalents	$80.94	2,842	56,676
Middle of range of common stock equivalents	$73.00	3,151	56,985
Maximum common stock equivalents	$64.75	3,552	57,386
The Company's basic and diluted earnings per share calculations reflect the weighted average shares issuable upon settlement of the prepaid stock purchase contract component of the TEUs. For purposes of determining the number of shares included in the calculation, the Company used the market price of its Class A common stock at the period end date.
Series A-1 Preferred Stock Converted into Common Stock on February 13, 2013
On October 1, 2012, the Company completed the issuance of 350,000 shares of Series A-1 Preferred Stock at an issuance price of $1,000.00 per share for $349.4 million, net of issuance costs, to Carlyle pursuant to an Investment Agreement entered into by the Company and Carlyle in conjunction with the Company's announcement on July 23, 2012 of its plan to acquire RailAmerica in order to partially fund the acquisition. On February 13, 2013, the Company converted all of the outstanding Series A-1 Preferred Stock into 5,984,232 shares of the Company's Class A common stock.
Dividends on the Series A-1 Preferred Stock were cumulative and payable quarterly in arrears in an amount equal to 5.00% per annum of the issuance price per share. Each share of the Series A-1 Preferred Stock was convertible at any time, at the option of the holder, into approximately 17.1 shares of Class A common stock, subject to customary conversion adjustments. The Series A-1 Preferred Stock were also mandatorily convertible into the relevant number of shares of Class A common stock on the second anniversary of the date of issuance, subject to the satisfaction of certain conditions. The Company also had the ability to convert some or all of the Series A-1 Preferred Stock prior to the second anniversary of the date of issue of the Series A-1 Preferred Stock if the closing price of the Company's Class A common stock on the New York Stock Exchange exceeded 130% of the conversion price (or $76.03) for 30 consecutive trading days, subject to the satisfaction of certain conditions. The conversion price of the Series A-1 Preferred Stock was set at approximately $58.49, which was a 4.5% premium to the Company's stock price on the trading day prior to the announcement of the RailAmerica acquisition. As of February 12, 2013, the closing price of the Company's Class A common stock had exceeded $76.03 for 30 consecutive trading days. As a result, on February 13, 2013, the Company converted the Series A-1 Preferred Stock as described above. On the conversion date, the Company also paid to Carlyle cash in lieu of fractional shares and all accrued and unpaid dividends on the Series A-1 Preferred Stock totaling $2.1 million.
For basic earnings per share, the Company deducted the cumulative dividends on the Series A-1 Preferred Stock in calculating net income available to common stockholders (i.e., the numerator in the calculation of basic earnings per share) divided by the weighted average number of common shares outstanding during each period. For diluted earnings per share, the Company used the if-converted method when calculating diluted earnings per share prescribed under U.S. GAAP.

4. ACCOUNTS RECEIVABLE:
Accounts receivable consisted of the following as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30, 2013	December 31, 2012
Accounts receivable - trade	$262,729	$212,405
Accounts receivable - grants	36,860	26,794
Accounts receivable - insurance claims	12,248	26,443
Total accounts receivable	311,837	265,642
Less: Allowance for doubtful accounts	(2,523)	(2,693)
Accounts receivable, net	$309,314	$262,949
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
The Company matches the hedge instrument to the underlying hedged item (assets, liabilities, firm commitments or forecasted transactions). At inception of the hedge and at least quarterly thereafter, the Company assesses whether the derivatives used to hedge transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. When it is determined that a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting, and any gains or losses on the derivative instrument thereafter are recognized in earnings during the period it no longer qualifies as a hedge.
From time to time, the Company may enter into certain derivative instruments that may not be designated as hedges for accounting purposes. For example, to mitigate currency exposures related to intercompany debt, cross-currency swap contracts may be entered into for periods consistent with the underlying debt. The Company believes such instruments are closely correlated with the underlying exposure, thus reducing the associated risk. The gains or losses from the changes in the fair value of derivative instruments not accounted for as hedges are recognized in current period earnings within other (loss)/income, net.
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

The following table summarizes the terms of the Company's outstanding interest rate swap agreements entered into to manage the Company's exposure to changes in interest rates on its variable rate debt (dollars in thousands):

		Notional Amount
Effective Date	Expiration Date	Date	Amount	Pay Fixed Rate	Receive Variable Rate
10/6/2008	9/30/2013	10/6/2008	$120,000	3.88%	1-month LIBOR
10/4/2012	9/30/2013	10/4/2012	$1,450,000	0.25%	1-month LIBOR
		12/31/2012	$1,350,000	0.25%	1-month LIBOR
		3/28/2013	$1,300,000	0.25%	1-month LIBOR
		6/28/2013	$1,250,000	0.25%	1-month LIBOR
9/30/2013	9/30/2014	9/30/2013	$1,350,000	0.35%	1-month LIBOR
		12/31/2013	$1,300,000	0.35%	1-month LIBOR
		3/31/2014	$1,250,000	0.35%	1-month LIBOR
		6/30/2014	$1,200,000	0.35%	1-month LIBOR
9/30/2014	9/30/2015	9/30/2014	$1,150,000	0.54%	1-month LIBOR
		12/31/2014	$1,100,000	0.54%	1-month LIBOR
		3/31/2015	$1,050,000	0.54%	1-month LIBOR
		6/30/2015	$1,000,000	0.54%	1-month LIBOR
9/30/2015	9/30/2016	9/30/2015	$350,000	0.93%	1-month LIBOR
9/30/2016	9/30/2026	9/30/2026	$100,000	2.79%	3-month LIBOR
9/30/2016	9/30/2026	9/30/2026	$100,000	2.79%	3-month LIBOR
9/30/2016	9/30/2026	9/30/2026	$100,000	2.80%	3-month LIBOR
The fair value of the Company's interest rate swap agreements were estimated based on Level 2 inputs. The Company's effectiveness testing during the three months ended June 30, 2013 resulted in no amount of gain or loss reclassified from accumulated other comprehensive income/(loss) into earnings due to ineffectiveness. During the three and six months ended June 30, 2013, $1.2 million and $1.9 million, respectively, of existing net losses were realized and recorded as interest expense in the consolidated statement of operations. Based on the Company's fair value assumptions as of June 30, 2013, it expects to realize $1.8 million of existing net losses that are reported in accumulated other comprehensive income into earnings within the next 12 months. See Note 9, Accumulated Other Comprehensive Income, for additional information regarding the Company's cash flow hedges.
Foreign Currency Exchange Rate Risk
As of June 30, 2013, $163.8 million of third-party debt, related to the Company’s foreign operations, was denominated in the currencies in which its subsidiaries operate, including the Australian dollar and Euro. The debt service obligations associated with this foreign currency debt are generally funded directly from those operations. As a result, foreign currency risk related to this portion of the Company's debt service payments is limited. However, in the event the foreign currency debt service is not paid from the Company's foreign operations, the Company may face exchange rate risk if the Australian or Euro were to appreciate relative to the United States dollar and require higher United States dollar equivalent cash.
The Company is also exposed to foreign currency exchange rate risk related to its foreign operations, including non-functional currency intercompany debt, typically from the Company's United States operations to its foreign subsidiaries, and any timing difference between announcement and closing of an acquisition of a foreign business to the extent such acquisition is funded with United States dollars. To mitigate currency exposures related to non-functional currency denominated intercompany debt, cross-currency swap contracts may be entered into for periods consistent with the underlying debt. In determining the fair value of the derivative contract, the significant inputs to valuation models are quoted market prices of similar instruments in active markets. To mitigate currency exposures of non-United States dollar denominated acquisitions, the Company may enter into foreign exchange forward contracts. Although cross-currency swap and foreign exchange forward derivative contracts used to mitigate exposures on foreign currency intercompany debt do not qualify for hedge accounting, the Company believes that such instruments are closely correlated with the underlying exposure, thus reducing the associated risk. The gains or losses from changes in the fair value of derivative instruments that are not accounted for as hedges are recognized in current period earnings within other (loss)/income, net.

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
On November 29, 2012, simultaneous with the expiration of the Swap, the Company entered into a new 2-year Australian dollar/United States dollar floating to floating cross-currency swap agreement (the New Swap), effective December 3, 2012. This agreement expires on December 1, 2014. The New Swap effectively converts the A$105 million intercompany loan receivable in the United States into a $109.6 million loan receivable. The New Swap requires the Company to pay Australian dollar BBSW plus 3.25% based on a notional amount of A$105 million and allows the Company to receive United States LIBOR plus 2.82% based on a notional amount of $109.6 million on a quarterly basis. As a result of the quarterly net settlement payments, the Company realized a net expense of $0.7 million and $1.5 million within interest (expense)/income for the three and six months ended June 30, 2013, respectively.
The Company's derivative instruments are subject to master netting arrangements between the Company and the respective counterparty. The Company presents its derivative instruments on a gross basis. As of June 30, 2013 and December 31, 2012, the differences between the gross values and net values under such master netting arrangements were not significant. The following table summarizes the fair value of the Company's derivative instruments recorded in the consolidated balance sheets as of June 30, 2013 and December 31, 2012 (dollars in thousands):

		Fair Value
	Balance Sheet Location	June 30, 2013	December 31, 2012
Asset Derivatives:
Derivatives designated as hedges:
Interest rate swap agreements	Other assets, net	$29,327	$4,227
Derivatives not designated as hedges:
Cross-currency swap agreement	Prepaid expenses and other	$17,117	$255

Liability Derivatives:
Derivatives designated as hedges:
Interest rate swap agreements	Accrued expenses	$1,759	$3,777
Interest rate swap agreements	Other long-term liabilities	148	882
Total liability derivatives designated as hedges		$1,907	$4,659
Derivatives not designated as hedges:
Cross-currency swap agreement	Other long-term liabilities	$3,827	$143
The following table shows the effect of the Company’s derivative instruments designated as cash flow hedges for the three and six months ended June 30, 2013 and 2012 in other comprehensive income (OCI) (dollars in thousands):

	Total Cash Flow Hedge OCI Activity, Net of Tax
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Derivatives Designated as Cash Flow Hedges:	2013	2012	2013	2012
Effective portion of changes in fair value recognized in OCI:
Interest rate swap agreements	$12,274	$617	$16,712	$1,063

The following table shows the effect of the Company’s derivative instrument not designated as hedges for the three and six months ended June 30, 2013 and 2012 in the consolidated statements of operations (dollars in thousands):

		Amount Recognized in Earnings
Derivative Instrument Not Designated as Hedges:		Three Months Ended		Six Months Ended
	Location of Amount Recognized in Earnings	June 30,		June 30,
		2013	2012	2013	2012
Cross-currency swap agreement	Interest expense, net	$(717)	$(1,203)	$(1,532)	$(2,521)
Cross-currency swap agreement	Other income, net	26	115	22	288
		$(691)	$(1,088)	$(1,510)	$(2,233)
6. FAIR VALUE OF FINANCIAL INSTRUMENTS:
The following methods and assumptions were used to estimate the fair value of each class of financial instrument held by the Company:

•
Financial Instruments Carried at Fair Value: Derivative instruments are recorded on the balance sheet as either assets or liabilities measured at fair value. As of June 30, 2013, the Company's derivative financial instruments consisted of interest rate swap agreements and cross-currency swap agreements. The Company estimated the fair value of its interest rate swap agreements based on Level 2 valuation inputs, including fixed interest rates, LIBOR implied forward interest rates and the remaining time to maturity. The Company estimated the fair value of its cross-currency swap agreements based on Level 2 valuation inputs, including LIBOR implied forward interest rates, AUD BBSW implied forward interest rates and the remaining time to maturity.

•
Financial Instruments Carried at Historical Cost: Since the Company's long-term debt is not actively traded, fair value was estimated using a discounted cash flow analysis based on Level 2 valuation inputs, including borrowing rates the Company believes are currently available to it for loans with similar terms and maturities.

The following table presents the Company's financial instruments that are carried at fair value using Level 2 inputs at June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30, 2013	December 31, 2012
Financial instruments carried at fair value using Level 2 inputs:
Interest rate swap agreements	$29,327	$4,227
Cross-currency swap agreement	17,117	255
Total financial assets carried at fair value	$46,444	$4,482

Interest rate swap agreements	1,907	4,659
Cross-currency swap agreement	3,827	143
Total financial liabilities carried at fair value	$5,734	$4,802
The following table presents the carrying value and fair value using Level 2 inputs of the Company’s financial instruments carried at historical cost at June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities carried at historical cost:
Revolving credit facility	$26,996	$26,992	$25,153	$25,222
United States term loan	1,514,300	1,508,365	1,576,100	1,562,385
Canadian term loan	—	—	14,446	14,353
Australian term loan	149,763	148,203	190,100	191,057
Amortizing notes component of TEUs	27,048	26,569	32,435	31,484
Other debt	19,472	19,382	19,901	19,759
Total	$1,737,579	$1,729,511	$1,858,135	$1,844,260

Credit Facilities
In March 2013, the Company prepaid in full its Canadian term loan, which resulted in the write-off of unamortized deferred financing costs of $0.5 million.
On March 28, 2013, the Company entered into Amendment No. 1 (the Amendment Agreement) to its New Credit Agreement, which provided for a 0.25% reduction in the applicable margins for the Company's existing term loans and loans under its revolving credit facility.
7. INCOME TAXES:
The Company's effective income tax rate in the three months ended June 30, 2013 was 27.9%, compared with 33.6% in the three months ended June 30, 2012. Included in the Company's net income for the six months ended June 30, 2013 was a $41.0 million benefit associated with the retroactive extension of the United States Short Line Tax Credit for fiscal year 2012, which was signed into law on January 2, 2013. The Company's provision for income tax was $41.2 million and $30.7 million for the six months ended June 30, 2013 and 2012, respectively, which represented 27.9% and 34.4%, respectively, of income from continuing operations other than the retroactive benefit recorded in the six months ended June 30, 2013. The decrease in the effective income tax rate for the three and six months ended June 30, 2013 was primarily attributable to the renewal of the United States Short Line Tax Credit through December 31, 2013.
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
On December 7, 2012, solely to avoid the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, the Company and the other parties to the Florida actions executed a Stipulation and Agreement of Compromise, Settlement and Release to settle all related claims. The settlement is not material. On May 15, 2013, the Florida Circuit Court held a hearing on final approval of the settlement and entered an Order and Final Judgment that approved the settlement and dismissed with prejudice the Florida actions. The settlement was paid in May of 2013.

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
9. ACCUMULATED OTHER COMPREHENSIVE INCOME:
The following table sets forth accumulated other comprehensive income included in the consolidated balance sheets as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	Foreign Currency Translation Adjustment	Defined Benefit Plans	Net Unrealized(Loss)/Gain on Cash Flow Hedges		Accumulated Other Comprehensive Income/(Loss)
Balance, December 31, 2012	$47,845	$(148)	$(426)		$47,271
Other comprehensive (loss)/income before reclassifications	(53,171)	196	17,851		(35,124)
Amounts reclassified from accumulated other comprehensive income, net of tax benefit of $759	—	—	(1,139)	(a)	(1,139)
Current period change	(53,171)	196	16,712		(36,263)
Balance, June 30, 2013	$(5,326)	$48	$16,286		$11,008
(a) Included in interest expense on the consolidated statements of operations.
10. SIGNIFICANT NON-CASH INVESTING ACTIVITIES:
As of June 30, 2013 and 2012, the Company had outstanding receivables from outside parties for the funding of capital expenditures of $34.1 million and $16.4 million, respectively. At June 30, 2013 and 2012, the Company also had approximately $26.7 million and $18.1 million, respectively, of purchases of property and equipment that were not paid and, accordingly, were accrued in accounts payable in the normal course of business.
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
In December 2011, the Company recorded a liability of A$15.0 million (or $15.3 million at the exchange rate on December 31, 2011) for the estimated repair and related costs associated with the Edith River Derailment. Since the Company believes substantially all of these costs will be recovered through insurance, the Company also recorded a receivable of A$14.0 million (or $14.3 million at the exchange rate on December 31, 2011), with the difference representing the Company's insurance deductible. The Company increased its estimate of costs associated with the Edith River Derailment, as well as its estimate of insurance recovery, each by A$12.8 million (or $13.3 million at the exchange rate on December 31, 2012) during the twelve months ended December 31, 2012. During the twelve months ended December 31, 2012, the Company made cash payments of A$26.3 million (or $27.3 million at the average exchange rate during the period) as a result of the derailment and received cash proceeds from insurance of A$22.1 million (or $20.9 million at the exchange rate on the date received). During the six months ended June 30, 2013, the Company made cash payments of A$0.9 million (or $0.9 million at the average exchange rate during the period) as a result of the derailment and received cash proceeds from insurance of A$10.0 million (or $10.4 million at the average exchange rates during the periods in which the cash was collected).

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
The following table sets forth the Company's North American & European Operations and Australian Operations for the three months ended June 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	North American & European Operations	Australian Operations	Total Operations	North American & European Operations	Australian Operations	Total Operations
Operating revenues	$317,216	$83,525	$400,741	$145,055	$72,364	$217,419
Income from operations	82,122	25,295	107,417	39,898	22,575	62,473
Depreciation and amortization	27,388	6,773	34,161	12,541	5,793	18,334
Interest expense	(13,282)	(3,921)	(17,203)	(4,721)	(3,901)	(8,622)
Interest income	915	35	950	819	145	964
Provision for income taxes	(19,387)	(5,839)	(25,226)	(12,420)	(6,023)	(18,443)
Expenditures for additions to property & equipment, net of grants from outside parties	59,215	13,558	72,773	13,934	32,442	46,376
The following table sets forth the Company's North American & European Operations and Australian Operations for the six months ended June 30, 2013 and 2012 (dollars in thousands):

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	North American & European Operations	Australian Operations	Total Operations	North American & European Operations	Australian Operations	Total Operations
Operating revenues	$616,311	$159,638	$775,949	$289,128	$135,727	$424,855
Income from operations	136,916	46,701	183,617	71,211	32,576	103,787
Depreciation and amortization	54,799	13,585	68,384	24,859	11,108	35,967
Interest expense	(29,093)	(8,230)	(37,323)	(9,486)	(7,752)	(17,238)
Interest income	1,804	189	1,993	1,624	207	1,831
Benefit from/(provision for) income taxes	10,662	(10,956)	(294)	(22,959)	(7,789)	(30,748)
Expenditures for additions to property & equipment, net of grants from outside parties	73,926	32,400	106,326	26,738	61,519	88,257
The following table sets forth the property and equipment recorded in the consolidated balance sheets for the Company's North American & European Operations and Australian Operations as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30, 2013			December 31, 2012
	North American & European Operations	Australian Operations	Total Operations	North American & European Operations	Australian Operations	Total Operations
Property & equipment, net	$2,797,455	$562,091	$3,359,546	$2,766,693	$629,602	$3,396,295

13. RECENTLY ISSUED ACCOUNTING STANDARDS:
In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, which requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position. In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which narrows the scope of the disclosure requirements to derivatives, securities borrowings and securities lending transactions that are either offset or subject to a master netting arrangement. This guidance is effective for and was adopted by the Company in the first quarter of 2013 and required additional disclosures, but otherwise did not have a material impact on the Company's consolidated financial statements.
In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires entities to disclose additional information about reclassification adjustments, including changes in accumulated other comprehensive income by component and significant items reclassified out of accumulated other comprehensive income. This guidance is effective for and was adopted by the Company in the first quarter of 2013 and required additional disclosures, but otherwise did not have a material impact on the Company's consolidated financial statements.
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
In April 2013, the FASB issued ASU 2013-07, Presentation of Financial Statements (Topic 205): The Liquidation Basis of Accounting, which clarifies when an entity should apply the liquidation basis of accounting and provides principles for the recognition and measurement of assets and liabilities using the liquidation basis of accounting. This guidance will be effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. The Company does not expect the adoption of this guidance to have an impact on its consolidated financial statements.

In July 2013, the FASB issued ASU 2013-10, Derivative and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes, which permits the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to Treasury obligations of the U.S. government (UST) and London Interbank Offered Rate (LIBOR). The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The Company does not expect the adoption of this guidance to have an impact on its consolidated financial statements but may impact the Company's evaluation of future risk management instruments.
In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which clarifies when an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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
Overview
We own and operate short line and regional freight railroads and provide railcar switching and other rail-related services in the United States, Australia, Canada, the Netherlands and Belgium. In addition, we operate the Tarcoola to Darwin rail line, which links the Port of Darwin to the Australian interstate rail network in South Australia. Our operations currently include 111 railroads organized into 11 regions, with approximately 14,700 miles of owned and leased track and 3,270 additional miles under track access arrangements. In addition, we provide rail service at 36 ports in North America, Australia and Europe and perform contract coal loading and railcar switching for industrial customers.
On October 1, 2012, we completed the acquisition of RailAmerica Inc. (RailAmerica) for approximately $2.0 billion (equity purchase price of $1.4 billion plus net debt of $659.2 million). The shares of RailAmerica were held in a voting trust while the United States Surface Transportation Board (STB) considered our control application, which application was approved with an effective date of December 28, 2012. Accordingly, we accounted for the earnings of RailAmerica using the equity method of accounting while the shares were held in the voting trust and our preliminary allocation of the purchase price to the acquired assets and assumed liabilities has been included in our consolidated balance sheets since December 28, 2012. The first quarter of 2013 was the first full reporting period in which we controlled the former RailAmerica railroads. RailAmerica owned and operated 45 short line freight railroads in North America with approximately 7,100 miles of track in 28 U.S. states and three Canadian provinces as of the October 1, 2012 acquisition date. For additional information regarding RailAmerica, see "—Changes in Operations—United States—RailAmerica" below.
Net income in the three months ended June 30, 2013 was $65.1 million, compared with net income of $36.4 million in the three months ended June 30, 2012. Our diluted earnings per share (EPS) in the three months ended June 30, 2013 were $1.14 with 56.7 million weighted average shares outstanding, compared with diluted EPS of $0.84 with 43.2 million weighted average shares outstanding in the three months ended June 30, 2012.
Our effective tax rate was 27.9% in the three months ended June 30, 2013, as compared with 33.6% in the three months ended June 30, 2012. The decrease in the effective income tax rate for the three months ended June 30, 2013 was primarily attributable to the renewal of the United States Short Line Tax Credit on January 2, 2013.
Our results for the three months ended June 30, 2013 and 2012 included certain significant items that are set forth below (dollars in millions, except per share amounts):

	(Loss)/Income Before Taxes Impact	After-Tax Net (Loss)/Income Impact	Diluted (Loss)/Earnings Per Common Share Impact
2013
RailAmerica acquisition/integration costs	$(1.2)	$(0.7)	$(0.01)
Net gain on sale of assets	$1.0	$0.7	$0.01

2012
Net gain on sale of assets	$6.2	$5.2	$0.12
Gain on insurance recoveries	$5.2	$3.6	$0.08
Business/Corporate development expenses	$(1.9)	$(1.2)	$(0.03)
Operating revenues increased $183.3 million, or 84.3%, to $400.7 million in the three months ended June 30, 2013, compared with $217.4 million in the three months ended June 30, 2012. The increase in operating revenues included $167.4 million in revenues from new operations, partially offset by a $1.5 million decrease from the net depreciation of foreign currencies relative to the United States dollar. Excluding the impact from foreign currency depreciation, revenues from existing operations increased $17.4 million, or 8.0%. When we discuss a change in existing operations or same railroad, we are referring to the period-over-period change associated with operations that we managed in both periods (i.e., excluding the impact of businesses acquired/initiated, such as those railroads acquired in the RailAmerica acquisition).

Our traffic in the three months ended June 30, 2013 was 480,979 carloads, an increase of 248,664 carloads, or 107.0%, compared with the three months ended June 30, 2012. The traffic increase included 234,631 carloads from new operations. Existing operations increased 14,033 carloads, or 6.0%. To provide comparative context for 2013 consolidated traffic volumes, we are providing a "Combined Company" comparison as though the RailAmerica railroads were owned by us during 2012. In doing so, we have reclassified RailAmerica's 2012 information to conform with our presentation. On a Combined Company basis, traffic increased 34,296 carloads, or 7.7%, compared with traffic in the three months ended June 30, 2012. Excluding 5,291 total carloads from Marquette Rail LLC, which RailAmerica acquired on May 1, 2012, and Columbus & Chattahoochee Railroad, Inc., which commenced operations on July 1, 2012, Combined Company same railroad traffic increased 29,005 carloads, or 6.5%, in the three months ended June 30, 2013, compared with the three months ended June 30, 2012. The Combined Company same railroad traffic increase was principally due to increases of 10,455 carloads of petroleum products traffic (primarily crude oil and liquid petroleum gases in our Pacific, Southern, Mountain West and Canada regions), 7,832 carloads of coal and coke traffic (primarily our Midwest, Central and Northeast regions, partially offset by lower shipments in our Ohio Valley Region) and 3,801 carloads of metallic ores traffic (primarily iron ore in our Australia Region). All remaining traffic increased by a net 6,917 carloads.
Income from operations in the three months ended June 30, 2013 was $107.4 million, compared with $62.5 million in the three months ended June 30, 2012, an increase of $44.9 million, or 71.9%. Our operating ratio, defined as operating expenses divided by operating revenues, was 73.2% in the three months ended June 30, 2013, compared with 71.3% in the three months ended June 30, 2012. Income from operations in the three months ended June 30, 2013 included $1.2 million of RailAmerica acquisition and integration costs, primarily associated with employee severance arrangements, partially offset by a $1.0 million net gain on the sale of assets. Income from operations in the three months ended June 30, 2012 included a $6.2 million net gain on the sale of assets and $5.2 million from insurance recoveries, primarily related to the Edith River Bridge derailment in Australia, partially offset by $1.9 million of business/corporate development expenses.
During the six months ended June 30, 2013, we generated $152.7 million in cash flow from operating activities from continuing operations. During the same period, we purchased $112.3 million of property and equipment, including $25.1 million for new business investments, partially offset by $6.0 million in cash received from grants from outside parties for capital spending and $3.2 million in cash proceeds from the sale of property and equipment.
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
We financed the $1.4 billion cash purchase price for RailAmerica's common stock, the refinancing of $1.2 billion of our and RailAmerica's outstanding debt prior to the acquisition as well as transaction and financing related expenses with approximately $1.9 billion of debt from a new five-year Senior Secured Syndicated Facility Agreement (the New Credit Agreement), $475.5 million of gross proceeds from our public offerings of Class A common stock and Tangible Equity Units (TEUs) and $350.0 million through a private issuance of mandatorily convertible Series A-1 Preferred Stock to affiliates of Carlyle Partners V, L.P. (collectively, Carlyle) (see Note 3, Earnings Per Common Share, to our Consolidated Financial Statements).

Commencing on October 1, 2012, the shares of RailAmerica were held in an independent voting trust while the STB considered our control application, which application was approved with an effective date of December 28, 2012. Accordingly, we accounted for the earnings of RailAmerica using the equity method of accounting while the shares were held in the voting trust and our preliminary allocation of the purchase price to the acquired assets and assumed liabilities has been included in our consolidated balance sheets since December 28, 2012. The final allocation of fair values to RailAmerica's assets and liabilities is subject primarily to completion of an assessment of the acquisition-date fair values of acquired non-current assets, deferred taxes and other tax matters, and contingent liabilities. The results from RailAmerica's operations are included in our consolidated statements of operations for the three and six months ended June 30, 2013 and are included in our North American & European Operations segment.
Columbus & Chattahoochee Railroad, Inc.: In April 2012, our newly formed subsidiary, Columbus & Chattahoochee Railroad, Inc. (CCH), signed an agreement with Norfolk Southern Railway Company (NS) to lease and operate a 26-mile segment of NS track that runs from Girard, Alabama to Mahrt, Alabama. Operations commenced on July 1, 2012. The CCH interchanges with NS in Columbus, Georgia where our Georgia Southwestern Railroad also has operations. The results from CCH’s operations have been included in our consolidated statements of operations effective July 1, 2012 and are included in our North American & European Operations segment.
Australia
Arrium Limited: In July 2012, our subsidiary, Genesee & Wyoming Australia Pty Ltd (GWA), announced that it had expanded two existing rail haulage contracts with Arrium Limited (formerly OneSteel) to transport an additional 2.7 million tons per year of export iron ore in South Australia. In 2012, GWA invested A$52.1 million (or $54.1 million at the exchange rate on December 31, 2012) to purchase narrow gauge locomotives and rail cars, as well as to construct a standard gauge rolling-stock maintenance facility in order to support the increased shipments under the two contracts. During the six months ended June 30, 2013, GWA spent A$16.9 million (or $15.4 million at the exchange rate on June 30, 2013) on these projects and expects to invest an additional A$4.6 million (or $4.2 million at the exchange rate on June 30, 2013) over the remainder of 2013 to support the increased shipments.
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
Canada
Tata Steel Minerals Canada Ltd.: On August 2, 2012, we announced that our newly formed subsidiary, KeRail Inc. (KeRail), entered into a long-term agreement with Tata Steel Minerals Canada Ltd. (TSMC), for KeRail to provide rail transportation services to the direct shipping iron ore mine TSMC is developing near Schefferville, Quebec in the Labrador Trough (the Mine). In addition, KeRail plans to construct an approximately 21-kilometer rail line that will connect the Mine to the Tshiuetin Rail Transportation (TSH) interchange point in Schefferville. Operated as part of our Canada Region, KeRail is expected to haul unit trains of iron ore from its rail connection with the Mine, which will then travel over three privately owned railways to the Port of Sept-Îles for export primarily to Tata Steel's European operations. The agreement and construction are contingent on certain conditions being met, including the receipt of necessary governmental permits and approvals. Once the track construction has commenced, the rail line is expected to be completed three to six months thereafter.

Results from Continuing Operations
When comparing our results from continuing operations from one reporting period to another, it is important to consider that we have historically experienced fluctuations in revenues and expenses due to acquisitions, changing economic conditions, competitive forces, changes in foreign currency exchange rates, one-time freight moves, fuel price fluctuations, customer plant expansions and shut-downs, sales of property and equipment, derailments and weather-related conditions, such as hurricanes, cyclones, tornadoes, droughts, heavy snowfall, unseasonably warm or cool weather, freezing and flooding. In periods when these events occur, results of operations are not easily comparable from one period to another. Finally, certain of our railroads have commodity shipments that are sensitive to general economic conditions, such as steel products, paper products and lumber and forest products, as well as product specific economic conditions, such as the availability of lower priced alternative sources of power generation (coal). Other shipments are relatively less affected by economic conditions and are more closely affected by other factors, such as inventory levels maintained at customer plants (coal), winter weather (salt and coal) and seasonal rainfall (grain). As a result of these and other factors, our operating results in any reporting period may not be directly comparable to its operating results in other reporting periods.
Three Months Ended June 30, 2013 Compared with Three Months Ended June 30, 2012
Operating Revenues
The following table breaks down our operating revenues into new operations and existing operations for the three months ended June 30, 2013 and 2012 (dollars in thousands):

	2013			2012	Increase in Total Operations		Increase/(Decrease) in Existing Operations
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%	Currency Impact
Freight revenues	$299,849	$126,588	$173,261	$154,176	$145,673	94.5%	$19,085	12.4%	$(1,193)
Non-freight revenues	100,892	40,808	60,084	63,243	37,649	59.5%	(3,159)	(5.0)%	(322)
Total operating revenues	$400,741	$167,396	$233,345	$217,419	$183,322	84.3%	$15,926	7.3%	$(1,515)
Carloads	480,979	234,631	246,348	232,315	248,664	107.0%	14,033	6.0%

Freight Revenues
The following table compares freight revenues, carloads and average freight revenues per carload for the three months ended June 30, 2013 and 2012 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
	2013		2012		2013		2012
Commodity Group	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	2013	2012
Agricultural Products	$33,238	11.1%	$16,296	10.6%	61,487	12.8%	26,582	11.4%	$541	$613
Metallic Ores*	31,802	10.6%	16,491	10.7%	17,379	3.6%	11,148	4.8%	1,830	1,479
Chemicals & Plastics	33,269	11.1%	13,880	9.0%	42,331	8.8%	17,198	7.4%	786	807
Metals	33,101	11.0%	15,474	10.0%	44,815	9.3%	23,923	10.3%	739	647
Pulp & Paper	27,275	9.1%	15,850	10.3%	41,372	8.6%	23,540	10.1%	659	673
Coal & Coke	26,731	8.9%	16,457	10.7%	80,345	16.7%	39,686	17.1%	333	415
Minerals & Stone	26,431	8.8%	13,640	8.8%	60,719	12.6%	35,538	15.3%	435	384
Intermodal**	24,571	8.2%	23,087	15.0%	17,830	3.7%	16,710	7.2%	1,378	1,382
Lumber & Forest Products	20,435	6.8%	8,687	5.6%	34,506	7.2%	17,699	7.6%	592	491
Petroleum Products	16,427	5.5%	5,879	3.8%	28,290	5.9%	6,082	2.6%	581	967
Food or Kindred Products	7,696	2.6%	1,242	0.8%	13,098	2.7%	2,564	1.1%	588	484
Waste	5,886	2.0%	3,171	2.1%	11,104	2.3%	4,968	2.2%	530	638
Autos & Auto Parts	7,329	2.4%	2,115	1.4%	10,018	2.1%	2,546	1.1%	732	831
Other	5,658	1.9%	1,907	1.2%	17,685	3.7%	4,131	1.8%	320	462
Total	$299,849	100.0%	$154,176	100.0%	480,979	100.0%	232,315	100.0%	$623	$664

* Carload amounts include carloads and intermodal units
** Carload amounts represent intermodal units
Total freight traffic increased 248,664 carloads, or 107.0%, in the three months ended June 30, 2013, compared with the same period in 2012. Carloads from existing operations increased 14,033 carloads, or 6.0%, and new operations contributed 234,631 carloads. The same railroad traffic increase was principally due to increases of 4,018 carloads of petroleum products traffic, 3,778 carloads of metallic ores traffic, 2,975 carloads of minerals and stone traffic and 1,925 carloads of agricultural products traffic. All remaining traffic from existing operations increased by a net 1,337 carloads.
Average freight revenues per carload decreased 6.2% to $623 in the three months ended June 30, 2013, compared with the same period in 2012. Average freight revenues per carload from existing operations increased 5.9% to $703. Changes in the commodity mix increased average freight revenues per carload from existing operations by 3.0%, partially offset by the depreciation of the Australian and Canadian dollars relative to the United States dollar, which decreased average freight revenues per carload from existing operations by 0.8%. Other than these factors, average freight revenues per carload from existing operations increased by 3.7%. Average freight revenues per carload were also positively impacted by changes in the mix of customers within certain commodity groups, primarily in the metallic ores commodity group.

The following table sets forth freight revenues by commodity group segregated into new operations and existing operations for the three months ended June 30, 2013 and 2012 (dollars in thousands):

	2013			2012	Increase in Total Operations		(Decrease)/Increase in Existing Operations		Currency Impact
Commodity Group	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%
Agricultural Products	$33,238	$18,072	$15,166	$16,296	$16,942	104.0%	$(1,130)	(6.9)%	$(239)
Metallic Ores	31,802	1,646	30,156	16,491	15,311	92.8%	13,665	82.9%	(270)
Chemicals & Plastics	33,269	18,690	14,579	13,880	19,389	139.7%	699	5.0%	(22)
Metals	33,101	16,020	17,081	15,474	17,627	113.9%	1,607	10.4%	(29)
Pulp & Paper	27,275	11,161	16,114	15,850	11,425	72.1%	264	1.7%	(34)
Coal & Coke	26,731	10,731	16,000	16,457	10,274	62.4%	(457)	(2.8)%	(3)
Minerals & Stone	26,431	11,918	14,513	13,640	12,791	93.8%	873	6.4%	(69)
Intermodal	24,571	—	24,571	23,087	1,484	6.4%	1,484	6.4%	(487)
Lumber & Forest Products	20,435	11,059	9,376	8,687	11,748	135.2%	689	7.9%	(6)
Petroleum Products	16,427	9,194	7,233	5,879	10,548	179.4%	1,354	23.0%	(14)
Food or Kindred Products	7,696	6,614	1,082	1,242	6,454	519.6%	(160)	(12.9)%	1
Waste	5,886	2,187	3,699	3,171	2,715	85.6%	528	16.7%	(1)
Autos & Auto Parts	7,329	5,149	2,180	2,115	5,214	246.5%	65	3.1%	(19)
Other	5,658	4,147	1,511	1,907	3,751	196.7%	(396)	(20.8)%	(1)
Total freight revenues	$299,849	$126,588	$173,261	$154,176	$145,673	94.5%	$19,085	12.4%	$(1,193)
The following information discusses the significant changes in freight revenues from existing operations by commodity group. Changes in average freight revenues per carload in a commodity group can be impacted by changes in customer rates, fuel surcharges, changes in foreign currency exchange rates, as well as changes in the mix of customer traffic within a commodity group.
Agricultural products revenues decreased $1.1 million, or 6.9%. Average freight revenues per carload decreased 13.2%, which decreased revenues by $2.2 million, while agricultural products traffic volume increased 1,925 carloads, or 7.2%, which increased revenues by $1.0 million. The carload increase was primarily due to increased export grain traffic in Australia as well as increased shipments of corn in the midwestern United States, partially offset by lower volume of Canadian winter wheat shipments. In addition, carloads were down in the three months ended June 30, 2012 due to a temporary power outage in June 2012 at a port we serve in Australia. Because rates for Australian grain traffic have both a fixed and a variable component, the increase in Australian grain traffic resulted in lower average freight revenues per carload.
Metallic ores revenues increased $13.7 million, or 82.9%. Metallic ores traffic volume increased 3,778 carloads, or 33.9%, which increased revenues by $7.6 million, and average freight revenues per carload increased 36.6%, which increased revenues by $6.0 million. The increase in volume and average freight revenues per carload was primarily due to a new iron ore customer in Australia.
Metals revenues increased $1.6 million, or 10.4%. Metals traffic volume increased 1,327 carloads, or 5.5%, which increased revenues by $0.9 million and average freight revenues per carload increased 4.5%, which increased revenues by $0.7 million. The carload increase was primarily due to increases in pipe shipments in the southern United States and higher steel shipments in Canada.
Intermodal revenues increased $1.5 million, or 6.4%. Intermodal traffic volume increased 1,120 carloads, or 6.7%, which increased revenues by $1.5 million, primarily due to new business converted to rail from road in Australia.
Petroleum products revenues increased $1.4 million, or 23.0%. Petroleum products traffic volume increased 4,018 carloads, or 66.1%, which increased revenues by $2.9 million, while average freight revenues per carload decreased 26.0%, which decreased revenues by $1.5 million. The carload increase was primarily due to a new crude oil customer in the Pacific Northwest. The decrease in average freight revenues per carload was due to customer mix.

Freight revenues from all remaining commodities increased $2.1 million.
Non-Freight Revenues
The following table sets forth non-freight revenues for the three months ended June 30, 2013 and 2012 (dollars in thousands):

	2013		2012
	Amount	% of Total	Amount	% of Total
Railcar switching	$39,419	39.1%	$33,082	52.3%
Car hire and rental income	8,548	8.5%	5,314	8.4%
Fuel sales to third parties	99	0.1%	4,338	6.9%
Demurrage and storage	14,007	13.9%	6,564	10.4%
Car repair services	6,154	6.1%	2,110	3.3%
Construction revenues	13,575	13.4%	—	—%
Other non-freight revenues	19,090	18.9%	11,835	18.7%
Total non-freight revenues	$100,892	100.0%	$63,243	100.0%
The following table sets forth non-freight revenues by new operations and existing operations for the three months ended June 30, 2013 and 2012 (dollars in thousands):

	2013			2012	Increase/(Decrease) in Total Operations		Increase/ (Decrease) in Existing Operations		Currency Impact
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%
Railcar switching	$39,419	$4,988	$34,431	$33,082	$6,337	19.2%	$1,349	4.1%	$(104)
Car hire and rental income	8,548	4,197	4,351	5,314	3,234	60.9%	(963)	(18.1)%	(36)
Fuel sales to third parties	99	—	99	4,338	(4,239)	(97.7)%	(4,239)	(97.7)%	—
Demurrage and storage	14,007	7,330	6,677	6,564	7,443	113.4%	113	1.7%	(9)
Car repair services	6,154	3,694	2,460	2,110	4,044	191.7%	350	16.6%	(4)
Construction revenues	13,575	13,575	—	—	13,575	100.0%	—	100.0%	—
Other non-freight revenues	19,090	7,024	12,066	11,835	7,255	61.3%	231	2.0%	(169)
Total non-freight revenues	$100,892	$40,808	$60,084	$63,243	$37,649	59.5%	$(3,159)	(5.0)%	$(322)
Non-freight revenues increased $37.6 million, or 59.5%, to $100.9 million in the three months ended June 30, 2013, compared with $63.2 million in the three months ended June 30, 2012. The increase in non-freight revenues was attributable to $40.8 million from new operations, including $13.6 million from Atlas Railroad Construction Company (a subsidiary acquired in the RailAmerica acquisition), partially offset by a decrease of $3.2 million from existing operations. The decrease in non-freight revenues from existing operations was principally due to a decrease in fuel sales to third parties resulting from the sale of our fuel-sales business in South Australia in the third quarter of 2012, as well as a decrease in car hire and rental income, partially offset by higher railcar switching revenues due to an expanded customer contract in Australia.
Operating Expenses
Overview
Operating expenses were $293.3 million in the three months ended June 30, 2013, compared with $154.9 million in the three months ended June 30, 2012, an increase of $138.4 million, or 89.3%. In total, labor and benefits increased $48.8 million in the three months ended June 30, 2013 primarily related to the addition of employees driven by the acquisition of RailAmerica and wage and benefit increases for existing employees. Of the remaining $89.6 million increase in operating expenses, $78.2 million was from new operations, $1.2 million was from RailAmerica acquisition and integration costs and $10.2 million was from existing operations. The increase in operating expenses from existing operations during the three months ended June 30, 2013 was primarily driven by lower gains on asset sales and insurance recoveries as compared with the three months ended June 30, 2012.

Our operating ratio, defined as total operating expenses divided by total operating revenues, was 73.2% in the three months ended June 30, 2013, compared with 71.3% in the three months ended June 30, 2012. Income from operations in the three months ended June 30, 2013 included $1.2 million of RailAmerica acquisition and integration costs, primarily associated with employee severance arrangements, partially offset by a $1.0 million net gain on the sale of assets. Income from operations in the three months ended June 30, 2012 included a $6.2 million net gain on the sale of assets and a $5.2 million gain on insurance recoveries, primarily related to the Edith River Bridge derailment in Australia, partially offset by $1.9 million of business/corporate development expenses.
Changes in foreign currency exchange rates can have a material impact on our operating revenues and operating expenses. However, the net impact of these foreign currency translation effects should not have a material impact on our operating ratio.
The following table sets forth a comparison of our operating expenses for the three months ended June 30, 2013 and 2012 (dollars in thousands):

	2013		2012		Currency Impact
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$109,781	27.4%	$61,366	28.3%	$(346)
Equipment rents	18,993	4.8%	8,967	4.1%	(56)
Purchased services	30,151	7.5%	19,313	8.9%	(269)
Depreciation and amortization	34,161	8.5%	18,334	8.4%	(142)
Diesel fuel used in operations	34,694	8.7%	21,134	9.8%	—
Diesel fuel sold to third parties	93	—%	4,111	1.9%	—
Casualties and insurance	10,043	2.5%	5,943	2.7%	(67)
Materials	23,235	5.8%	6,783	3.1%	(19)
Trackage rights	10,445	2.6%	6,401	3.0%	(53)
Net gain on sale of assets	(1,009)	(0.3)%	(6,199)	(2.9)%	316
Gain on insurance recoveries	—	—%	(5,186)	(2.4)%	—
Other expenses	21,774	5.5%	13,979	6.4%	(50)
RailAmerica integration costs	963	0.2%	—	—%	—
Total operating expenses	$293,324	73.2%	$154,946	71.3%	$(686)
The following information discusses the significant changes in operating expenses.
Labor and benefits expense was $109.8 million in the three months ended June 30, 2013, compared with $61.4 million in the three months ended June 30, 2012, an increase of $48.4 million, or 78.9%. The increase consisted of $45.7 million due to an increase in the average number of employees, $2.2 million from annual wage increases and $0.8 million from an increase in benefit expenses, partially offset by $0.3 million due to the net depreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar. Our average number of employees during the three months ended June 30, 2013 increased by approximately 2,100 compared with our average number of employees during the three months ended June 30, 2012, primarily as a result of the RailAmerica acquisition and hiring of new employees to provide service under a new iron ore contract in South Australia.
Equipment rents expense was $19.0 million in the three months ended June 30, 2013, compared with $9.0 million in the three months ended June 30, 2012, an increase of $10.0 million, or 111.8%. The increase primarily resulted from the newly acquired RailAmerica railroads.
Purchased services expense was $30.2 million in the three months ended June 30, 2013, compared with $19.3 million in the three months ended June 30, 2012, an increase of $10.8 million, or 56.1%. The increase primarily resulted from the newly acquired RailAmerica railroads.
Depreciation and amortization expense was $34.2 million in the three months ended June 30, 2013, compared with $18.3 million in the three months ended June 30, 2012, an increase of $15.8 million, or 86.3%. The increase was attributable to $14.6 million from new operations, primarily driven by the newly acquired RailAmerica railroads, and a $1.2 million increase from existing operations, primarily due to the purchase of new locomotives and rail cars in Australia in 2012.

The cost of diesel fuel used in operations was $34.7 million in the three months ended June 30, 2013, compared with $21.1 million in the three months ended June 30, 2012, an increase of $13.6 million, or 64.2%. The increase was attributable to $13.8 million from new operations, primarily driven by the newly acquired RailAmerica railroads, and a decrease of $0.2 million from existing operations. The decrease from existing operations was comprised of $0.6 million from a 2.6% decrease in average fuel cost per gallon, partially offset by $0.3 million due to a 1.5% increase in diesel fuel consumption.
The cost of diesel fuel sold to third parties was $0.1 million in the three months ended June 30, 2013, compared with $4.1 million in the three months ended June 30, 2012, a decrease of $4.0 million, or 97.7%. The decrease was primarily due to the sale of our third-party fuel-sales business in South Australia in the third quarter of 2012.
Casualties and insurance expense was $10.0 million in the three months ended June 30, 2013, compared with $5.9 million in the three months ended June 30, 2012, an increase of $4.1 million, or 69.0%. The increase primarily resulted from the newly acquired RailAmerica railroads.
Materials expense, which primarily consists of the costs of materials purchased for use in repairing and maintaining our track property, locomotives, rail cars and other equipment as well as costs for general tools and supplies used in our business, was $23.2 million in the three months ended June 30, 2013, compared with $6.8 million in the three months ended June 30, 2012, an increase of $16.5 million. The increase was attributable to $15.4 million from new operations, including $7.8 million from Atlas Railroad Construction Company, and a $1.0 million increase from existing operations. The increase from existing operations was due to increased track property repairs and locomotive repairs in the three months ended June 30, 2013.
Trackage rights expense was $10.4 million in the three months ended June 30, 2013, compared with $6.4 million in the three months ended June 30, 2012, an increase of $4.0 million, or 63.2%. The increase was primarily attributable to $2.0 million from new operations, primarily driven by the newly acquired RailAmerica railroads, and a $2.1 million increase in existing operations, primarily due to new traffic from an iron ore customer in South Australia that moves over a segment of track owned by a third party.
Other expenses were $21.8 million in the three months ended June 30, 2013, compared with $14.0 million in the three months ended June 30, 2012, an increase of $7.8 million, or 55.8%. The increase was primarily attributable to $7.2 million from new operations and a $0.6 million increase in existing operations.
RailAmerica integration costs of $1.0 million in the three months ended June 30, 2013 consisted primarily of severance costs and expenses related to the acceleration of stock-based compensation of RailAmerica employees.
Other Income (Expense) Items
Interest Expense
Total interest expense was $17.2 million in the three months ended June 30, 2013, compared with $8.6 million in the three months ended June 30, 2012. The increase in interest expense was primarily due to a higher debt balance resulting from the acquisition of RailAmerica.
Provision for Income Taxes
Our effective income tax rate in the three months ended June 30, 2013 was 27.9%, compared with 33.6% in the three months ended June 30, 2012. The decrease in the effective income tax rate for the three months ended June 30, 2013 was primarily attributable to the renewal of the United States Short Line Tax Credit on January 2, 2013.
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

Income and Earnings Per Share from Continuing Operations
Income from continuing operations, net of tax, in the three months ended June 30, 2013 was $65.1 million, compared with income from continuing operations, net of tax, in the three months ended June 30, 2012 of $36.4 million. Our basic EPS from continuing operations were $1.19 with 54.4 million weighted average shares outstanding in the three months ended June 30, 2013, compared with basic EPS from continuing operations of $0.90 with 40.6 million weighted average shares outstanding in the three months ended June 30, 2012. Our diluted EPS from continuing operations in the three months ended June 30, 2013 were $1.14 with 56.7 million weighted average shares outstanding, compared with diluted EPS from continuing operations of $0.84 with 43.2 million weighted average shares outstanding in the three months ended June 30, 2012.
The increase in our weighted average basic shares outstanding for the three months ended June 30, 2013 compared with the three months ended June 30, 2012 included 3,791,004 shares as a result of our public offering of Class A common stock and 2,841,650 shares issuable upon settlement of the prepaid stock purchase contract component of the TEUs based on the market price of our Class A common stock at June 30, 2013 (see Note 3, Earnings Per Common Share, to our Financial Statements). In addition, the increase in the three months ended June 30, 2013 included 5,984,232 weighted average shares from the February 13, 2013 conversion of Series A-1 Preferred Stock into our Class A common stock.
Six Months Ended June 30, 2013 Compared with Six Months Ended June 30, 2012
Operating Revenues
The following table breaks down our operating revenues into new operations and existing operations for the six months ended June 30, 2013 and 2012 (dollars in thousands):

	2013			2012	Increase in Total Operations		Increase/(Decrease) in Existing Operations
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%	Currency Impact
Freight revenues	$580,953	$245,749	$335,204	$298,760	$282,193	94.5%	$36,444	12.2%	$(2,070)
Non-freight revenues	194,996	76,075	118,921	126,095	68,901	54.6%	(7,174)	(5.7)%	(603)
Total operating revenues	$775,949	$321,824	$454,125	$424,855	$351,094	82.6%	$29,270	6.9%	$(2,673)
Carloads	931,283	461,130	470,153	454,493	476,790	104.9%	15,660	3.4%

Freight Revenues
The following table compares freight revenues, carloads and average freight revenues per carload for the six months ended June 30, 2013 and 2012 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
	2013		2012		2013		2012
Commodity Group	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	2013	2012
Agricultural Products	$68,264	11.7%	$34,758	11.6%	124,928	13.4%	57,777	12.7%	$546	$602
Metallic Ores*	59,081	10.2%	28,306	9.5%	32,191	3.4%	18,235	4.0%	1,835	1,552
Chemicals & Plastics	65,349	11.2%	28,236	9.5%	83,239	8.9%	34,956	7.7%	785	808
Metals	62,347	10.7%	32,186	10.8%	86,438	9.3%	50,527	11.1%	721	637
Pulp & Paper	53,736	9.2%	31,885	10.7%	82,150	8.8%	48,397	10.6%	654	659
Coal & Coke	53,223	9.2%	31,804	10.6%	155,905	16.7%	74,055	16.3%	341	429
Minerals & Stone	48,750	8.4%	24,771	8.3%	110,944	11.9%	65,770	14.5%	439	377
Intermodal**	47,016	8.1%	41,789	14.0%	34,006	3.7%	30,166	6.6%	1,383	1,385
Lumber & Forest Products	40,181	6.9%	16,506	5.5%	68,131	7.3%	33,526	7.4%	590	492
Petroleum Products	33,591	5.8%	12,516	4.2%	55,503	6.0%	12,554	2.8%	605	997
Food or Kindred Products	15,521	2.7%	2,332	0.8%	26,692	2.9%	4,977	1.1%	581	469
Waste	10,901	1.9%	6,080	2.0%	20,119	2.2%	10,085	2.2%	542	603
Autos & Auto Parts	13,183	2.3%	4,175	1.4%	17,974	1.9%	4,952	1.1%	733	843
Other	9,810	1.7%	3,416	1.1%	33,063	3.6%	8,516	1.9%	297	401
Total	$580,953	100.0%	$298,760	100.0%	931,283	100.0%	454,493	100.0%	$624	$657

* Carload amounts include carloads and intermodal units
** Carload amounts represent intermodal units
Total freight traffic increased 476,790 carloads, or 104.9%, in the six months ended June 30, 2013, compared with the same period in 2012. Carloads from existing operations increased 15,660 carloads, or 3.4%, and new operations contributed 461,130 carloads. The same railroad traffic increase was principally due to increases of 9,068 carloads of metallic ores traffic, 6,617 carloads of petroleum products traffic, 3,840 carloads of intermodal traffic and 3,070 carloads of lumber and forest products, partially offset by decreases of 4,279 carloads of pulp and paper products traffic and 3,650 carloads of agricultural products traffic. All remaining traffic from existing operations increased by a net 994 carloads.
Average freight revenues per carload decreased 5.0% to $624 in the six months ended June 30, 2013, compared with the same period in 2012. Average freight revenues per carload from existing operations increased 8.5% to $713. Changes in the commodity mix and fuel surcharge increased average freight revenues per carload from existing operations by 4.8% and 0.1%, respectively, partially offset by the depreciation of the Australian and Canadian dollars relative to the United States dollar, which decreased average freight revenues per carload from existing operations by 0.7%. Other than these factors, average freight revenues per carload from existing operations increased by 4.3%. Average freight revenues per carload were also positively impacted by changes in the mix of customers within certain commodity groups, primarily metallic ores.

The following table sets forth freight revenues by commodity group segregated into new operations and existing operations for the six months ended June 30, 2013 and 2012 (dollars in thousands):

	2013			2012	Increase in Total Operations		(Decrease)/Increase in Existing Operations		Currency Impact
Commodity Group	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%
Agricultural Products	$68,264	$37,388	$30,876	$34,758	$33,506	96.4%	$(3,882)	(11.2)%	$(472)
Metallic Ores	59,081	3,273	55,808	28,306	30,775	108.7%	27,502	97.2%	(452)
Chemicals & Plastics	65,349	36,958	28,391	28,236	37,113	131.4%	155	0.5%	(32)
Metals	62,347	29,243	33,104	32,186	30,161	93.7%	918	2.9%	(42)
Pulp & Paper	53,736	21,790	31,946	31,885	21,851	68.5%	61	0.2%	(53)
Coal & Coke	53,223	20,359	32,864	31,804	21,419	67.3%	1,060	3.3%	(3)
Minerals & Stone	48,750	23,186	25,564	24,771	23,979	96.8%	793	3.2%	(109)
Intermodal	47,016	—	47,016	41,789	5,227	12.5%	5,227	12.5%	(825)
Lumber & Forest Products	40,181	21,596	18,585	16,506	23,675	143.4%	2,079	12.6%	(12)
Petroleum Products	33,591	18,568	15,023	12,516	21,075	168.4%	2,507	20.0%	(32)
Food or Kindred Products	15,521	13,253	2,268	2,332	13,189	565.6%	(64)	(2.7)%	(1)
Waste	10,901	3,933	6,968	6,080	4,821	79.3%	888	14.6%	—
Autos & Auto Parts	13,183	8,939	4,244	4,175	9,008	215.8%	69	1.7%	(35)
Other	9,810	7,263	2,547	3,416	6,394	187.2%	(869)	(25.4)%	(2)
Total freight revenues	$580,953	$245,749	$335,204	$298,760	$282,193	94.5%	$36,444	12.2%	$(2,070)
The following information discusses the significant changes in freight revenues from existing operations by commodity group. Changes in average freight revenues per carload in a commodity group can be impacted by changes in customer rates, fuel surcharges, changes in foreign currency exchange rates, as well as changes in the mix of customer traffic within a commodity group.
Agricultural products revenues decreased $3.9 million, or 11.2%. Agricultural products traffic volume decreased 3,650 carloads, or 6.3%, which decreased revenues by $2.1 million, while average freight revenues per carload decreased 5.3%, which decreased revenues by $1.8 million. The carload decrease was primarily due to lower volume of Canadian winter wheat shipments.
Metallic ores revenues increased $27.5 million, or 97.2%. Metallic ores traffic volume increased 9,068 carloads, or 49.7%, which increased revenues by $18.5 million and average freight revenues per carload increased 31.7%, which increased revenues by $9.0 million. The increase in volume and average freight revenues per carload was primarily due to a new iron ore customer as well as the resumption of manganese traffic in 2013 that had been halted due to the Edith River Bridge outage in 2012.
Intermodal revenues increased $5.2 million, or 12.5%. Intermodal traffic volume increased 3,840 carloads, or 12.7%, which increased revenues by $5.3 million, primarily due to new business converted to rail from road in Australia and the resumption of traffic in Australia that had been negatively impacted in 2012 by the Edith River Bridge outage.
Lumber and forest products revenues increased $2.1 million, or 12.6%. Lumber and forest products traffic volume increased 3,070 carloads, or 9.2%, which increased revenues by $1.6 million, and average freight revenues per carload increased 3.3%, which increased revenues by $0.5 million. The carload increase was primarily due to an increase in export log shipments and an improvement in the United States housing market.
Petroleum products revenues increased $2.5 million, or 20.0%. Petroleum products traffic volume increased 6,617 carloads, or 52.7%, which increased revenues by $5.2 million, while average freight revenues per carload decreased 21.4%, which decreased revenues by $2.7 million. The carload increase was primarily due to a new crude oil customer in the Pacific Northwest. The decrease in the average freight revenues per carload was due to customer mix.
Freight revenues from all remaining commodities increased $3.0 million.

Non-Freight Revenues
The following table sets forth non-freight revenues for the six months ended June 30, 2013 and 2012 (dollars in thousands):

	2013		2012
	Amount	% of Total	Amount	% of Total
Railcar switching	$78,455	40.2%	$66,119	52.4%
Car hire and rental income	17,579	9.0%	10,642	8.5%
Fuel sales to third parties	369	0.2%	9,624	7.6%
Demurrage and storage	28,217	14.5%	12,769	10.1%
Car repair services	11,636	6.0%	3,932	3.1%
Construction revenues	21,423	11.0%	—	—%
Other non-freight revenues	37,317	19.1%	23,009	18.3%
Total non-freight revenues	$194,996	100.0%	$126,095	100.0%
The following table sets forth non-freight revenues by new operations and existing operations for the six months ended June 30, 2013 and 2012 (dollars in thousands):

	2013			2012	Increase/(Decrease) in Total Operations		Increase/ (Decrease) in Existing Operations		Currency Impact
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%
Railcar switching	$78,455	$10,436	$68,019	$66,119	$12,336	18.7%	$1,900	2.9%	$(220)
Car hire and rental income	17,579	8,802	8,777	10,642	6,937	65.2%	(1,865)	(17.5)%	(67)
Fuel sales to third parties	369	—	369	9,624	(9,255)	(96.2)%	(9,255)	(96.2)%	—
Demurrage and storage	28,217	14,943	13,274	12,769	15,448	121.0%	505	4.0%	(15)
Car repair services	11,636	7,292	4,344	3,932	7,704	195.9%	412	10.5%	(5)
Construction revenues	21,423	21,423	—	—	21,423	100.0%	—	—	—
Other non-freight revenues	37,317	13,179	24,138	23,009	14,308	62.2%	1,129	4.9%	(296)
Total non-freight revenues	$194,996	$76,075	$118,921	$126,095	$68,901	54.6%	$(7,174)	(5.7)%	$(603)
Non-freight revenues increased $68.9 million, or 54.6%, to $195.0 million in the six months ended June 30, 2013, compared with $126.1 million in the six months ended June 30, 2012. The increase in non-freight revenues was attributable to $76.1 million from new operations, including $21.4 million from Atlas Railroad Construction Company, partially offset by a decrease of $7.2 million from existing operations. The decrease in non-freight revenues from existing operations was principally due to a decrease in fuel sales to third parties resulting from the sale of our fuel-sales business in South Australia in the third quarter of 2012 and a decrease in car hire and rental income, partially offset by higher switching revenues due to an expanded customer contract in Australia.
Operating Expenses
Overview
Operating expenses were $592.3 million in the six months ended June 30, 2013, compared with $321.1 million in the six months ended June 30, 2012, an increase of $271.3 million, or 84.5%. In total, labor and benefits increased $92.6 million in the six months ended June 30, 2013, primarily related to the addition of employees driven by the acquisition of RailAmerica and wage and benefit increases for existing employees. Of the remaining $178.7 million increase in operating expenses, $151.7 million was from new operations, $14.0 million was from RailAmerica acquisition and integration costs and $13.0 million was from existing operations. The increase in operating expenses from existing operations was driven primarily by gains from asset sales and insurance recoveries in the six months ended June 30, 2012, as well as increases in depreciation and amortization, diesel fuel used in operations and materials, partially offset by a $8.8 million decrease in diesel fuel sold to third parties, primarily due to the sale of our fuel-sales business in South Australia, and a $1.4 million decrease due to the net depreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar.

Our operating ratio, defined as total operating expenses divided by total operating revenues, was 76.3% in the six months ended June 30, 2013, compared with 75.6% in the six months ended June 30, 2012. Income from operations in the six months ended June 30, 2013 included $14.0 million of RailAmerica acquisition and integration costs, primarily associated with employee severance arrangements, partially offset by a $2.7 million net gain on the sale of assets. Income from operations in the six months ended June 30, 2012 included a $7.4 million net gain on the sale of assets and a $5.2 million gain on insurance recoveries, primarily related to the Edith River Bridge derailment in Australia, partially offset by $1.9 million of business/corporate development expenses.
Changes in foreign currency exchange rates can have a material impact on our operating revenues and operating expenses. However, the net impact of these foreign currency translation effects should not have a material impact on our operating ratio.
The following table sets forth a comparison of our operating expenses for the six months ended June 30, 2013 and 2012 (dollars in thousands):

	2013		2012		Currency Impact
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$219,087	28.3%	$127,123	29.9%	$(605)
Equipment rents	37,701	4.9%	18,784	4.4%	(115)
Purchased services	59,147	7.6%	37,350	8.8%	(477)
Depreciation and amortization	68,384	8.8%	35,967	8.5%	(244)
Diesel fuel used in operations	73,879	9.5%	43,132	10.2%	—
Diesel fuel sold to third parties	351	—%	9,101	2.1%	—
Casualties and insurance	17,994	2.3%	11,490	2.7%	(99)
Materials	42,564	5.5%	12,890	3.0%	(31)
Trackage rights	19,365	2.5%	12,074	2.8%	(99)
Net gain on sale of assets	(2,716)	(0.4)%	(7,429)	(1.7)%	314
Gain on insurance recoveries	—	—%	(5,186)	(1.2)%	—
Other expenses	42,846	5.5%	25,772	6.1%	(84)
RailAmerica integration costs	13,730	1.8%	—	—%	—
Total operating expenses	$592,332	76.3%	$321,068	75.6%	$(1,440)
The following information discusses the significant changes in operating expenses.
Labor and benefits expense was $219.1 million in the six months ended June 30, 2013, compared with $127.1 million in the six months ended June 30, 2012, an increase of $92.0 million, or 72.3%. The increase consisted of $86.5 million due to an increase in the average number of employees, $4.5 million from annual wage increases and $1.6 million from an increase in benefit expenses, partially offset by $0.6 million due to the net depreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar. Our average number of employees during the six months ended June 30, 2013 increased by approximately 2,020 compared with our average number of employees during the six months ended June 30, 2012, primarily as a result of the RailAmerica acquisition and a new iron ore contract in South Australia.
Equipment rents expense was $37.7 million in the six months ended June 30, 2013, compared with $18.8 million in the six months ended June 30, 2012, an increase of $18.9 million, or 100.7%. The increase primarily resulted from the newly acquired RailAmerica railroads.
Purchased services expense was $59.1 million in the six months ended June 30, 2013, compared with $37.4 million in the six months ended June 30, 2012, an increase of $21.8 million, or 58.4%. The increase primarily resulted from the newly acquired RailAmerica railroads.
Depreciation and amortization expense was $68.4 million in the six months ended June 30, 2013, compared with $36.0 million in the six months ended June 30, 2012, an increase of $32.4 million, or 90.1%. The increase was attributable to $29.2 million from new operations and a $3.2 million increase from existing operations, primarily due to the purchase of new locomotives and rail cars in Australia in 2012.

The cost of diesel fuel used in operations was $73.9 million in the six months ended June 30, 2013, compared with $43.1 million in the six months ended June 30, 2012, an increase of $30.7 million, or 71.3%. The increase was attributable to $29.6 million from new operations, primarily driven by the newly acquired RailAmerica railroads, and an increase of $1.1 million from existing operations.
The cost of diesel fuel sold to third parties was $0.4 million in the six months ended June 30, 2013, compared with $9.1 million in the six months ended June 30, 2012, a decrease of $8.8 million, or 96.1%. The decrease was primarily due to the sale of our third-party fuel-sales business in South Australia in the third quarter of 2012.
Casualties and insurance expense was $18.0 million in the six months ended June 30, 2013, compared with $11.5 million in the six months ended June 30, 2012, an increase of $6.5 million, or 56.6%. The increase primarily resulted from the newly acquired RailAmerica railroads.
Materials expense, which primarily consists of the costs of materials purchased for use in repairing and maintaining our track property, locomotives, rail cars and other equipment as well as costs for general tools and supplies used in our business, was $42.6 million in the six months ended June 30, 2013, compared with $12.9 million in the six months ended June 30, 2012, an increase of $29.7 million. The increase was attributable to $26.9 million from new operations, including $12.4 million from Atlas Railroad Construction Company, and a $2.8 million increase from existing operations. The increase from existing operations was due to increased track property and locomotive repairs in the six months ended June 30, 2013.
Trackage rights expense was $19.4 million in the six months ended June 30, 2013, compared with $12.1 million in the six months ended June 30, 2012, an increase of $7.3 million, or 60.4%. The increase was primarily attributable to $4.1 million from new operations, primarily driven by the newly acquired RailAmerica railroads, and a $3.2 million increase in existing operations, primarily due to new traffic from an iron ore customer in South Australia that moves over a segment of track owned by a third party.
Other expenses were $42.8 million in the six months ended June 30, 2013, compared with $25.8 million in the six months ended June 30, 2012, an increase of $17.1 million, or 66.3%. The increase was primarily attributable to $14.7 million from new operations, primarily driven by the newly acquired RailAmerica railroads, and a $2.4 million increase in existing operations.
RailAmerica integration costs of $13.7 million in the six months ended June 30, 2013 consisted primarily of severance costs and expenses related to the acceleration of stock-based compensation of RailAmerica employees.
Other Income (Expense) Items
Interest Expense
Total interest expense was $37.3 million in the six months ended June 30, 2013, compared with $17.2 million in the six months ended June 30, 2012. The increase in interest expense was primarily due to a higher debt balance resulting from the acquisition of RailAmerica.
Provision for Income Taxes
Included in our net income for the six months ended June 30, 2013 was a $41.0 million benefit associated with the retroactive extension of the United States Short Line Tax Credit for fiscal year 2012, which was signed into law on January 2, 2013. Our provision for income tax was $41.2 million and $30.7 million for the six months ended June 30, 2013 and 2012, respectively, which represented 27.9% and 34.4%, respectively, of income from continuing operations other than the retroactive benefit recorded in the six months ended June 30, 2013. The decrease in the effective income tax rate for the six months ended June 30, 2013 was primarily attributable to the renewal of the United States Short Line Tax Credit through December 31, 2013.
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

Income and Earnings Per Share from Continuing Operations
Income from continuing operations, net of tax, in the six months ended June 30, 2013 was $147.8 million, compared with income from continuing operations, net of tax, in the six months ended June 30, 2012 of $58.6 million. Our basic EPS from continuing operations were $2.75 with 52.9 million weighted average shares outstanding in the six months ended June 30, 2013, compared with basic EPS from continuing operations of $1.45 with 40.5 million weighted average shares outstanding in the six months ended June 30, 2012. Our diluted EPS from continuing operations in the six months ended June 30, 2013 were $2.60 with 56.6 million weighted average shares outstanding, compared with diluted EPS from continuing operations of $1.36 with 43.1 million weighted average shares outstanding in the six months ended June 30, 2012.
The increase in our weighted average basic shares outstanding for the six months ended June 30, 2013 compared with the six months ended June 30, 2012 included 3,791,004 shares as a result of our public offering of Class A common stock and 2,841,650 shares issuable upon settlement of the prepaid stock purchase contract component of the TEUs based on the market price of our Class A common stock at June 30, 2013 (see Note 3, Earnings Per Common Share, to our Financial Statements). In addition, the increase in the six months ended June 30, 2013 included 4,529,502 weighted average shares, respectively, from the February 13, 2013 conversion of Series A-1 Preferred Stock into our Class A common stock.
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

The following table sets forth our North American & European Operations and Australian Operations for the three months ended June 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	North American & European Operations	Australian Operations	Total Operations	North American & European Operations	Australian Operations	Total Operations
Revenues:
Freight	$232,996	$66,853	$299,849	$101,996	$52,180	$154,176
Non-freight	84,220	16,573	100,793	43,059	15,846	58,905
Fuel sales to third parties	—	99	99	—	4,338	4,338
Total revenues	$317,216	$83,525	$400,741	$145,055	$72,364	$217,419
Operating expenses:
Labor and benefits	92,088	17,693	109,781	47,281	14,085	61,366
Equipment rents	16,375	2,618	18,993	6,302	2,665	8,967
Purchased services	16,791	13,360	30,151	6,471	12,842	19,313
Depreciation and amortization	27,388	6,773	34,161	12,541	5,793	18,334
Diesel fuel used in operations	26,953	7,741	34,694	13,017	8,117	21,134
Diesel fuel sold to third parties	—	93	93	—	4,111	4,111
Casualties and insurance	7,774	2,269	10,043	3,950	1,993	5,943
Materials	22,602	633	23,235	6,268	515	6,783
Trackage rights	4,954	5,491	10,445	3,602	2,799	6,401
Net gain on sale of assets	(661)	(348)	(1,009)	(6,184)	(15)	(6,199)
Gain on insurance recoveries	—	—	—	—	(5,186)	(5,186)
Other expenses	19,867	1,907	21,774	11,909	2,070	13,979
RailAmerica integration costs	963	—	963	—	—	—
Total operating expenses	$235,094	$58,230	$293,324	$105,157	$49,789	$154,946

Income from operations	$82,122	$25,295	$107,417	$39,898	$22,575	$62,473

Operating ratio	74.1%	69.7%	73.2%	72.5%	68.8%	71.3%

Interest expense	$(13,282)	$(3,921)	$(17,203)	$(4,721)	$(3,901)	$(8,622)
Interest income	$915	$35	$950	$819	$145	$964
Provision for income taxes	$(19,387)	$(5,839)	$(25,226)	$(12,420)	$(6,023)	$(18,443)
Carloads	417,106	63,873	480,979	176,597	55,718	232,315
Expenditures for additions to property & equipment, net of grants from outside parties	$59,215	$13,558	$72,773	$13,934	$32,442	$46,376
Revenues from our North American & European Operations were $317.2 million in the three months ended June 30, 2013, compared with $145.1 million in the three months ended June 30, 2012, an increase of $172.2 million, or 118.7%. The $172.2 million increase in revenues from our North American & European Operations consisted of a $131.0 million increase in freight revenues and a $41.2 million increase in non-freight revenues, in each case, primarily due to the acquisition of RailAmerica.

Operating expenses from our North American & European Operations were $235.1 million in the three months ended June 30, 2013, compared with $105.2 million in the three months ended June 30, 2012, an increase of $129.9 million. In total, labor and benefits increased $44.8 million in the three months ended June 30, 2013, primarily as a result of the RailAmerica acquisition and wage and benefit increases for existing employees. Of the remaining $85.1 million increase in operating expenses, $78.2 million was from new operations, $1.2 million was from RailAmerica acquisition and integration costs and $5.7 million was from existing operations, which was primarily due to the net gain on asset sales in the second quarter of 2012.
Revenues from our Australian Operations were $83.5 million in the three months ended June 30, 2013, compared with $72.4 million in the three months ended June 30, 2012, an increase of $11.2 million, or 15.4%. The increase in revenues included a $14.7 million increase in freight revenues, partially offset by a $4.2 million decrease in fuel sales to third parties. The $14.7 million increase in freight revenues consisted of $8.5 million due to an 8,155, or 14.6%, carload increase and $7.2 million due to a 14.0% increase in average freight revenues per carload, partially offset by $1.0 million from the depreciation of the Australian dollar relative to the United States dollar. The increase in average freight revenues per carload and volume was primarily due to a new iron ore customer. The $4.2 million decrease in fuel sales to third parties was due to the sale of our fuel-sales business in South Australia in the third quarter of 2012.
Operating expenses from our Australian Operations were $58.2 million in the three months ended June 30, 2013, compared with $49.8 million in the three months ended June 30, 2012, an increase of $8.4 million, or 17.0%. The increase in operating expenses primarily resulted from the additional resources required to support a new iron ore contract in South Australia, which began in the fourth quarter of 2012, including approximately 65 new employees, as well as associated trackage rights expense. Operating expenses in the three months ended June 30, 2013 also included additional depreciation expense resulting from the purchase of new equipment and a $4.0 million decrease in diesel fuel sold to third parties, primarily as a result of the sale of our fuel-sales business in South Australia. Operating expenses in the three months ended June 30, 2012 included a gain on insurance recoveries of $5.2 million. The depreciation of the Australian dollar relative to the United States dollar in the three months ended June 30, 2013 compared with the three months ended June 30, 2012 resulted in a $0.6 million decrease in operating expenses.

The following table sets forth our North American & European Operations and Australian Operations for the six months ended June 30, 2013 and 2012 (dollars in thousands):

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	North American & European Operations	Australian Operations	Total Operations	North American & European Operations	Australian Operations	Total Operations
Revenues:
Freight	$453,842	$127,111	$580,953	$204,044	$94,716	$298,760
Non-freight	162,469	32,158	194,627	85,084	31,387	116,471
Fuel sales to third parties	—	369	369	—	9,624	9,624
Total revenues	$616,311	$159,638	$775,949	$289,128	$135,727	$424,855
Operating expenses:
Labor and benefits	184,785	34,302	219,087	98,371	28,752	127,123
Equipment rents	32,468	5,233	37,701	13,028	5,756	18,784
Purchased services	33,497	25,650	59,147	12,736	24,614	37,350
Depreciation and amortization	54,799	13,585	68,384	24,859	11,108	35,967
Diesel fuel used in operations	58,561	15,318	73,879	28,226	14,906	43,132
Diesel fuel sold to third parties	—	351	351	—	9,101	9,101
Casualties and insurance	13,575	4,419	17,994	7,362	4,128	11,490
Materials	41,371	1,193	42,564	12,152	738	12,890
Trackage rights	9,724	9,641	19,365	6,677	5,397	12,074
Net gain on sale of assets	(2,368)	(348)	(2,716)	(7,295)	(134)	(7,429)
Gain on insurance recoveries	—	—	—	—	(5,186)	(5,186)
Other expenses	39,253	3,593	42,846	21,801	3,971	25,772
RailAmerica integration costs	13,730	—	13,730	—	—	—
Total operating expenses	$479,395	$112,937	$592,332	$217,917	$103,151	$321,068

Income from operations	$136,916	$46,701	$183,617	$71,211	$32,576	$103,787

Operating ratio	77.8%	70.7%	76.3%	75.4%	76.0%	75.6%

Interest expense	$(29,093)	$(8,230)	$(37,323)	$(9,486)	$(7,752)	$(17,238)
Interest income	$1,804	$189	$1,993	$1,624	$207	$1,831
Benefit from/(provision for) income taxes	$10,662	$(10,956)	$(294)	$(22,959)	$(7,789)	$(30,748)
Carloads	812,077	119,206	931,283	350,853	103,640	454,493
Expenditures for additions to property & equipment, net of grants from outside parties	$73,926	$32,400	106,326	$26,738	$61,519	$88,257
Revenues from our North American & European Operations were $616.3 million in the six months ended June 30, 2013, compared with $289.1 million in the six months ended June 30, 2012, an increase of $327.2 million, or 113.2%. The $327.2 million increase in revenues from our North American & European Operations consisted of a $249.8 million increase in freight revenues and a $77.4 million increase in non-freight revenues, in each case, primarily due to the acquisition of RailAmerica.

Operating expenses from our North American & European Operations were $479.4 million in the six months ended June 30, 2013, compared with $217.9 million in the six months ended June 30, 2012, an increase of $261.5 million. In total, labor and benefits increased $86.4 million in the six months ended June 30, 2013, primarily related to the acquisition of RailAmerica and wage and benefit increases for existing employees. Of the remaining $175.1 million increase in operating expenses, $151.7 million was from new operations, $14.0 million was from RailAmerica acquisition and integration costs and $9.4 million was from existing operations. The increase in existing operations was driven primarily by $5.4 million of net gain on sale of assets in 2012, and increases in other expenses of $2.8 million and materials expense of $2.4 million.
Revenues from our Australian Operations were $159.6 million in the six months ended June 30, 2013, compared with $135.7 million in the six months ended June 30, 2012, an increase of $23.9 million, or 17.6%. The increase in revenues included a $32.4 million increase in freight revenues, partially offset by a $9.3 million decrease in fuel sales to third parties. The $32.4 million increase in freight revenues consisted of $17.6 million due to an 18.8% increase in average freight revenues per carload and $16.6 million due to a 15,566, or 15.0%, carload increase, partially offset by $1.8 million from the depreciation of the Australian dollar relative to the United States dollar. The increase in average freight revenues per carload and volume was primarily due to a new iron ore customer and the resumption of traffic in 2013 that had been halted due to the Edith River Bridge outage in 2012. The $9.3 million decrease in fuel sales to third parties was due to the sale of our fuel-sales business in South Australia in the third quarter of 2012.
Operating expenses from our Australian Operations were $112.9 million in the six months ended June 30, 2013, compared with $103.2 million in the six months ended June 30, 2012, an increase of $9.8 million, or 9.5%. The increase in operating expenses primarily resulted from the additional resources required to support a new iron ore contract in South Australia, which began in the fourth quarter of 2012, including approximately 65 new employees, as well as associated trackage rights expense. Operating expenses in the six months ended June 30, 2013 also included additional depreciation expense resulting from the purchase of new equipment and an $8.8 million decrease in diesel fuel sold to third parties, primarily as a result of the sale of our fuel-sales business in South Australia. Operating expenses in the six months ended June 30, 2012 included a gain on insurance recoveries of $5.2 million. The depreciation of the Australian dollar relative to the United States dollar in the six months ended June 30, 2013 compared with the six months ended June 30, 2012 resulted in a $1.3 million decrease in operating expenses.
Liquidity and Capital Resources
During the six months ended June 30, 2013, we generated $152.7 million of cash from operating activities from continuing operations, compared with $90.9 million of cash from operating activities from continuing operations during the six months ended June 30, 2012. For the six months ended June 30, 2013 and 2012, changes in working capital decreased net cash flow from operating activities by $57.4 million and $35.4 million, respectively. The 2013 period included $9.6 million in cash paid for expenses related to the integration of RailAmerica.
During the six months ended June 30, 2013 and 2012, our cash flows used in investing activities from continuing operations were $103.1 million and $81.0 million, respectively. For the six months ended June 30, 2013, primary drivers of cash used in investing activities were $112.3 million of cash used for capital expenditures, including $25.1 million for new business investments, partially offset by $6.0 million in cash received from grants from outside parties for capital spending and $3.2 million in cash proceeds from the sale of property and equipment. For the six months ended June 30, 2012, primary drivers of cash used in investing activities were $106.5 million of cash used for capital expenditures, including $54.5 million for Australian new business investments and $0.8 million paid for acquisitions, partially offset by $18.3 million in cash received from grants from outside parties for capital spending and $8.1 million in cash proceeds from the sale of property and equipment.
During the six months ended June 30, 2013, our cash used in financing activities from continuing operations were $95.9 million. During the six months June 30, 2012, our cash flows provided by financing activities from continuing operations were $13.4 million. For the six months ended June 30, 2013, primary drivers of cash used in financing activities from continuing operations were a net decrease in outstanding debt of $99.0 million, $2.1 million of dividends paid to Series A-1 Preferred Stockholders and $1.9 million of fees paid to amend our credit facility, partially offset by net cash inflows of $7.1 million from exercises of stock-based awards. For the six months ended June 30, 2012, primary drivers of cash flows provided by financing activities from continuing operations were a net increase in outstanding debt of $1.7 million and net cash inflows of $11.7 million from exercises of stock-based awards.
At June 30, 2013, we had long-term debt, including current portion, totaling $1,737.6 million, which was 46.2% of our total capitalization, and $394.9 million of unused borrowing capacity under our credit facility. At December 31, 2012, we had long-term debt, including current portion, totaling $1,858.1 million, which was 55.4% of our total capitalization, and $396.3 million of unused borrowing capacity under our credit facility.

Based on current expectations, we believe our cash and other liquid assets, anticipated future cash flows, availability under our credit facility, access to debt and equity capital markets and sources of available financing will be sufficient to fund expected operating, capital and debt service requirements and other financial commitments for the foreseeable future.
Credit Facilities
As of June 30, 2013, our $425.0 million revolving credit facility consisted of $27.0 million in borrowings, $3.2 million in letter of credit guarantees and $394.9 million of unused borrowing capacity. As of June 30, 2013, we had outstanding revolving loans of $11.0 million in the United States with an interest rate of 2.20% and €3.6 million in Europe (or $4.7 million at the exchange rate on June 30, 2013) with an interest rate of 2.08%. In addition, we had outstanding swingline loans, borrowings on same-day notice, of $4.0 million in the United States with an interest rate of 4.25% and A$8.0 million in Australia (or $7.3 million at the exchange rate on June 30, 2013) with an interest rate of 3.88%. Our United States and Australian term loans had interest rates of 2.20% and 4.88%, respectively, as of June 30, 2013.
On March 28, 2013, we entered into Amendment No. 1 (the Amendment Agreement) to our New Credit Agreement, which provided for a 0.25% reduction in the applicable margins for our existing term loans and loans under our revolving credit facility. As a result of the reduction in the applicable margins, we expect to reduce our annual interest expense in 2013 by approximately $3 million, based on the outstanding balances as of March 31, 2013. In March 2013, our Canadian term loan was prepaid in full, which resulted in the write-off of unamortized deferred financing costs of $0.5 million.
Our New Credit Agreement requires us to comply with certain covenants. As of June 30, 2013, we were in compliance with these covenants. See Note 9 of our Annual Report on Form 10-K for the year ended December 31, 2012 for additional information regarding our credit facilities.
Series A-1 Preferred Stock Converted into Common Stock on February 13, 2013
As part of the financing for the RailAmerica acquisition, on October 1, 2012, we completed the issuance of 350,000 shares of Series A-1 Preferred Stock at an issuance price of $1,000.00 per share for $349.4 million, net of issuance costs, to Carlyle pursuant to the Investment Agreement. Dividends on the Series A-1 Preferred Stock were cumulative and payable quarterly in arrears in an amount equal to 5.00% per annum of the issuance price per share. Each share of the Series A-1 Preferred Stock was convertible at any time, at the option of the holder, into approximately 17.1 shares of Class A common stock, subject to customary conversion adjustments. The Series A-1 Preferred Stock was also mandatorily convertible into the relevant number of shares of Class A common stock on the second anniversary of the date of issuance, subject to the satisfaction of certain conditions. Furthermore, we had the ability to convert some or all of the Series A-1 Preferred Stock prior to the second anniversary of the date of issue of the Series A-1 Preferred Stock if the closing price of our Class A common stock on the New York Stock Exchange exceeded 130% of the conversion price (or $76.03) for 30 consecutive trading days, subject to the satisfaction of certain conditions. The conversion price of the Series A-1 Preferred Stock was set at approximately $58.49, which was a 4.5% premium to our stock price prior to the announcement of the RailAmerica acquisition.
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

In December 2011, we recorded a liability of A$15.0 million (or $15.3 million at the exchange rate on December 31, 2011) for the estimated repair and related costs associated with the Edith River Derailment. Since we believe substantially all of these costs will be recovered through insurance, we also recorded a receivable of A$14.0 million (or $14.3 million at the exchange rate on December 31, 2011), with the difference representing our insurance deductible. We increased our estimate of costs associated with the Edith River Derailment, as well as our estimate of insurance recovery, by A$12.8 million (or $13.3 million at the exchange rate on December 31, 2012) during the twelve months ended December 31, 2012. During the twelve months ended December 31, 2012, we made cash payments of A$26.3 million (or $27.3 million at the average exchange rate during the period) as a result of the derailment and received cash proceeds from insurance of A$22.1 million (or $20.9 million at the exchange rate on the date received). During the six months ended June 30, 2013, we made cash payments of A$0.9 million (or $0.9 million at the average exchange rate during the period) as a result of the derailment and received cash proceeds from insurance of A$10.0 million (or $10.4 million at the average exchange rates during the periods in which the cash was collected).
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
2013 Expected Capital Expenditures
For the six months ended June 30, 2013, we have incurred $116.1 million in aggregate capital expenditures, of which we have paid $89.4 million in cash and accrued $26.7 million in accounts payable as of June 30, 2013. We expect to receive $23.0 million in grants from outside parties related to this year-to-date activity, which was included in outstanding grant receivables from outside parties as of June 30, 2013.
Cash of $112.3 million paid for purchases of property and equipment during the six months ended June 30, 2013 consisted of $89.4 million for 2013 capital projects and $22.9 million related to capital expenditures accrued in 2012. Grant proceeds during the six months ended June 30, 2013 consisted of $1.4 million for grants related to 2013 capital expenditures and $4.7 million for grants related to our capital expenditures from prior years.
Accordingly, capital expenditures for the six months ended June 30, 2013, as compared with our 2013 full year expected capital expenditures can be summarized as follows (dollars in thousands):

	2013 Expected	Actual for the
	Capital	Six Months Ended
	Expenditures	June 30, 2013
Track and equipment improvements, self-funded	$145,000	$53,337
Track and equipment improvements, subject to third party funding	110,000	26,862
New business development	73,000	25,109
Specific 2013 projects	17,000	10,792
Grants from outside parties	(90,000)	(23,007)
Net capital expenditures	$255,000	$93,093
Off-Balance Sheet Arrangements
An off-balance sheet arrangement includes any contractual obligation, agreement or transaction involving an unconsolidated entity under which we (1) have made guarantees, (2) have a retained or contingent interest in transferred assets, or a similar arrangement, that serves as credit, liquidity or market risk support to that entity for such assets, (3) have an obligation under certain derivative instruments or (4) have any obligation arising out of a material variable interest in such an entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing or hedging services with us. Our off-balance sheet arrangements as of December 31, 2012 consisted of operating lease obligations. There were no material changes in our off-balance sheet arrangements during the six months ended June 30, 2013.

Impact of Foreign Currencies on Operating Revenues and Expenses
When comparing the effects of average foreign currency exchange rates on revenues during the three and six months ended June 30, 2013 with the six months ended June 30, 2012, foreign currency translation had a net negative impact on our consolidated revenues due to the weakening of the Australian and Canadian dollars relative to the United States dollar partially offset by the strengthening of the Euro relative to the United States dollar. Since the world’s major crude oil and refined product market is traded in United States dollars, we believe there was little, if any, impact of foreign currency translation on our fuel sales and fuel costs. Currency effects related to operating revenues and expenses are presented within the discussion of these respective items included within this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Except as disclosed below, during the six months ended June 30, 2013, there were no material changes to the Quantitative and Qualitative Disclosures About Market Risk previously disclosed in our 2012 Annual Report on Form 10-K.
The following table summarizes the fair value of our derivative instruments recorded in the consolidated balance sheets as of June 30, 2013 and December 31, 2012 (dollars in thousands):

		Fair Value
	Balance Sheet Location	June 30, 2013	December 31, 2012
Asset Derivatives:
Derivatives designated as hedges:
Interest rate swap agreements	Other assets, net	$29,327	$4,227
Derivatives not designated as hedges:
Cross-currency swap agreement	Prepaid expenses and other	$17,117	$255

Liability Derivatives:
Derivatives designated as hedges:
Interest rate swap agreements	Accrued expenses	$1,759	$3,777
Interest rate swap agreements	Other long-term liabilities	148	882
Total liability derivatives designated as hedges		$1,907	$4,659
Derivatives not designated as hedges:
Cross-currency swap agreement	Other long-term liabilities	$3,827	$143

ITEM 4.	CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures — We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, the disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Internal Control Over Financial Reporting — During the three months ended June 30, 2013, there were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On December 7, 2012, solely to avoid the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, we and the other parties to the Florida actions executed a Stipulation and Agreement of Compromise, Settlement and Release to settle all related claims. The settlement is not material. On May 15, 2013, the Florida Circuit Court held a hearing on final approval of the settlement and entered an Order and Final Judgment that approved the settlement and dismissed with prejudice the Florida actions. The settlement was paid in May of 2013.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
There were no unregistered sales of equity securities for the period covered by this Quarterly Report on Form 10-Q.
Issuer Purchases of Equity Securities

Period in 2013	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30	928	$84.34	—	—
May 1 to May 31	1,824	$91.22	—	—
June 1 to June 30	1,022	$89.05	—	—
Total	3,774	$88.94	—	—

(1)
The 3,774 shares acquired in the three months ended June 30, 2013 represent common stock acquired by us from our employees who surrendered shares in lieu of cash either to fund their exercise of stock options or to pay taxes on equity awards granted under our Second Amended and Restated 2004 Omnibus Plan.

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

GENESEE & WYOMING INC.

Date:	August 5, 2013	By:	/S/ TIMOTHY J. GALLAGHER
		Name:	Timothy J. Gallagher
		Title:	Chief Financial Officer (Principal Financial Officer)

Date:	August 5, 2013	By:	/S/ CHRISTOPHER F. LIUCCI
		Name:	Christopher F. Liucci
		Title:	Chief Accounting Officer (Principal Accounting Officer)

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

*101
The following financial information from Genesee & Wyoming Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL includes: (i) Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and (v) the Notes to Consolidated Financial Statements.

______________________

*	Exhibit filed or furnished with this Report, as applicable.