Form 10-Q
period 2013-09-30
GENESEE & WYOMING INC
filed 2013-11-07
CIK 1012620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-Q
________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO
Shares of common stock outstanding as of the close of business on November 1, 2013:

Class	Number of Shares Outstanding
Class A Common Stock	51,847,980
Class B Common Stock	1,636,089

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

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2013 and DECEMBER 31, 2012 (Unaudited)
(dollars in thousands, except share amounts)

	September 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,954	$64,772
Accounts receivable, net	313,282	262,949
Materials and supplies	31,256	32,389
Prepaid expenses and other	63,690	33,586
Deferred income tax assets, net	72,037	71,556
Total current assets	512,219	465,252
PROPERTY AND EQUIPMENT, net	3,424,680	3,396,295
GOODWILL	635,531	634,953
INTANGIBLE ASSETS, net	620,750	670,206
DEFERRED INCOME TAX ASSETS, net	2,494	2,396
OTHER ASSETS, net	77,052	57,013
Total assets	$5,272,726	$5,226,115
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$81,128	$87,569
Accounts payable	220,518	232,121
Accrued expenses	115,313	93,971
Deferred income tax liabilities, net	1,077	3,083
Total current liabilities	418,036	416,744
LONG-TERM DEBT, less current portion	1,586,188	1,770,566
DEFERRED INCOME TAX LIABILITIES, net	850,576	862,734
DEFERRED ITEMS - grants from outside parties	256,987	228,579
OTHER LONG-TERM LIABILITIES	56,947	47,506
COMMITMENTS AND CONTINGENCIES	—	—
SERIES A-1 PREFERRED STOCK	—	399,524
EQUITY:
Class A common stock, $0.01 par value, one vote per share; 180,000,000 shares authorized at September 30, 2013 and December 31, 2012; 64,490,314 and 57,882,442 shares issued and 51,843,149 and 45,359,083 shares outstanding (net of 12,647,165 and 12,523,359 shares in treasury) on September 30, 2013 and December 31, 2012, respectively	645	579
Class B common stock, $0.01 par value, ten votes per share; 30,000,000 shares authorized at September 30, 2013 and December 31, 2012; 1,636,089 and 1,728,952 shares issued and outstanding on September 30, 2013 and December 31, 2012, respectively	16	17
Additional paid-in capital	1,298,322	866,609
Retained earnings	1,000,607	789,727
Accumulated other comprehensive income	23,145	47,271
Treasury stock, at cost	(220,207)	(209,266)
Total Genesee & Wyoming Inc. stockholders’ equity	2,102,528	1,494,937
Noncontrolling interest	1,464	5,525
Total equity	2,103,992	1,500,462
Total liabilities and equity	$5,272,726	$5,226,115
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 and 2012 (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
OPERATING REVENUES	$401,388	$222,745	$1,177,337	$647,600
OPERATING EXPENSES:
Labor and benefits	110,609	64,022	329,696	191,145
Equipment rents	20,457	9,289	58,158	28,073
Purchased services	32,614	20,981	91,761	58,331
Depreciation and amortization	37,334	18,980	105,718	54,947
Diesel fuel used in operations	35,660	21,511	109,539	64,643
Diesel fuel sold to third parties	11	1,359	362	10,460
Casualties and insurance	10,439	6,237	28,433	17,727
Materials	19,364	6,241	61,928	19,131
Trackage rights	13,430	7,391	37,057	21,807
Net gain on sale of assets	(703)	(3,018)	(3,419)	(10,447)
Gain on insurance recoveries	(1,465)	—	(1,465)	(5,186)
Other expenses	19,887	11,676	58,471	34,306
RailAmerica acquisition-related costs	—	5,201	—	6,001
RailAmerica integration costs	2,010	—	15,740	—
Total operating expenses	299,647	169,870	891,979	490,938
INCOME FROM OPERATIONS	101,741	52,875	285,358	156,662
Interest income	992	928	2,985	2,759
Interest expense	(16,029)	(8,814)	(53,352)	(26,052)
Contingent forward sale contract mark-to-market expense	—	(50,106)	—	(50,106)
Other income, net	1,786	853	1,589	1,852
Income/(loss) from continuing operations before income taxes	88,490	(4,264)	236,580	85,115
Provision for income taxes	(22,240)	(15,303)	(22,534)	(46,051)
Income/(loss) from continuing operations, net of tax	66,250	(19,567)	214,046	39,064
Loss from discontinued operations, net of tax	(25)	—	(43)	(27)
Net income/(loss)	66,225	(19,567)	214,003	39,037
Less: Net income attributable to noncontrolling interest	538	—	984	—
Less: Series A-1 Preferred Stock dividend	—	—	2,139	—
Net income/(loss) available to common stockholders	$65,687	$(19,567)	$210,880	$39,037
Basic earnings/(loss) per common share attributable to Genesee & Wyoming Inc. common stockholders:
Basic earnings/(loss) per common share from continuing operations	$1.20	$(0.47)	$3.94	$0.96
Basic loss per common share from discontinued operations	—	—	—	—
Basic earnings/(loss) per common share	$1.20	$(0.47)	$3.94	$0.95
Weighted average shares - basic	54,626	41,682	53,475	40,888
Diluted earnings/(loss) per common share attributable to Genesee & Wyoming Inc. common stockholders:
Diluted earnings/(loss) per common share from continuing operations	$1.16	$(0.47)	$3.76	$0.90
Diluted loss per common share from discontinued operations	—	—	—	—
Diluted earnings/(loss) per common share	$1.16	$(0.47)	$3.76	$0.90
Weighted average shares - diluted	56,738	41,682	56,637	43,471
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 and 2012 (Unaudited)
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
NET INCOME/(LOSS)	$66,225	$(19,567)	$214,003	$39,037
OTHER COMPREHENSIVE INCOME/(LOSS):
Foreign currency translation adjustment	12,295	6,750	(40,876)	7,195
Net unrealized (loss)/gain on qualifying cash flow hedges, net of tax benefit/(provision) of $171, ($337), ($10,970) and ($941), respectively	(257)	592	16,455	1,655
Changes in pension and other postretirement benefits, net of tax (provision)/benefit of ($56), ($24), ($169) and $190, respectively	98	42	295	(335)
Other comprehensive income/(loss)	12,136	7,384	(24,126)	8,515
COMPREHENSIVE INCOME/(LOSS)	78,361	(12,183)	189,877	47,552
Less: Comprehensive income attributable to noncontrolling interest	538	—	984	—
COMPREHENSIVE INCOME/(LOSS) ATTRIBUTABLE TO GENESEE & WYOMING INC.	$77,823	$(12,183)	$188,893	$47,552
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 and 2012 (Unaudited)
(dollars in thousands)

	Nine Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$214,003	$39,037
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	43	27
Depreciation and amortization	105,718	54,947
Compensation cost related to equity awards	13,620	5,763
Excess tax benefit from share-based compensation	(7,487)	(2,842)
Deferred income taxes	622	29,735
Net gain on sale of assets	(3,419)	(10,447)
Gain on insurance recoveries	(1,465)	(5,186)
Insurance proceeds received	10,353	21,479
Contingent forward sale contract mark-to-market expense	—	50,106
Changes in assets and liabilities which provided/(used) cash, net of effect of acquisitions:
Accounts receivable, net	(42,607)	(2,110)
Materials and supplies	(1,105)	(1,063)
Prepaid expenses and other	(9,910)	(3,081)
Accounts payable and accrued expenses	(8,178)	(10,232)
Other assets and liabilities, net	8,538	3,405
Net cash provided by operating activities from continuing operations	278,726	169,538
Net cash used in operating activities from discontinued operations	(43)	(27)
Net cash provided by operating activities	278,683	169,511
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(170,435)	(170,529)
Grant proceeds from outside parties	23,878	24,929
Cash paid for acquisitions, net of cash acquired	—	(837)
Insurance proceeds for the replacement of assets	—	370
Proceeds from disposition of property and equipment	3,954	13,673
Net cash used in investing activities from continuing operations	(142,603)	(132,394)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term borrowings, including capital leases	(388,018)	(215,439)
Proceeds from issuance of long-term debt	215,443	196,480
Debt amendment costs	(1,880)	—
Net proceeds from Class A common stock issuance	—	234,361
Net proceeds from TEU issuance	—	222,856
Proceeds from employee stock purchases	11,026	12,088
Treasury stock purchases	(10,941)	(1,770)
Dividends paid on Series A-1 Preferred Stock	(2,139)	—
Excess tax benefit from share-based compensation	7,487	2,842
Net cash (used in)/provided by financing activities from continuing operations	(169,022)	451,418
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	124	227
(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(32,818)	488,762
CASH AND CASH EQUIVALENTS, beginning of period	64,772	27,269
CASH AND CASH EQUIVALENTS, end of period	$31,954	$516,031
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:
The interim consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries (the Company or Genesee & Wyoming). All references to currency amounts included in this Quarterly Report on Form 10-Q, including the consolidated financial statements, are in United States dollars unless specifically noted otherwise. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and are unaudited. They do not contain all disclosures which would be required in a full set of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, the unaudited financial statements for the three and nine months ended September 30, 2013 and 2012 are presented on a basis consistent with the audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods presented. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The consolidated balance sheet data for 2012 was derived from the audited financial statements in the Company’s 2012 Annual Report on Form 10-K but does not include all disclosures required by U.S. GAAP.
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
The Company financed the $1.4 billion cash purchase price for RailAmerica's common stock, the refinancing of $1.2 billion of the Company's and RailAmerica's outstanding debt prior to the acquisition as well as transaction and financing related expenses with approximately $1.9 billion of debt from a new five-year Senior Secured Syndicated Facility Agreement (the New Credit Agreement), $475.5 million of gross proceeds from the Company's public offerings of Class A common stock and Tangible Equity Units (TEUs) and $350.0 million through a private issuance of mandatorily convertible Series A-1 Preferred Stock to affiliates of Carlyle Partners V, L.P. (collectively, Carlyle) (see Note 3, Earnings/(Loss) Per Common Share).
Commencing on October 1, 2012, the shares of RailAmerica were held in an independent voting trust while the United States Surface Transportation Board (STB) considered the Company's control application, which application was approved with an effective date of December 28, 2012. Accordingly, the Company accounted for the earnings of RailAmerica using the equity method of accounting while the shares were held in the voting trust and the Company's preliminary allocation of fair values to the acquired assets and assumed liabilities has been included in the Company's consolidated balance sheets since December 28, 2012.

During the three and nine months ended September 30, 2012, as discussed more fully under Contingent Forward Sale Contract in Note 5, Derivative Financial Instruments, the Company recorded a $50.1 million non-cash mark-to-market expense and corresponding liability related to an investment agreement governing the sale of $350.0 million of Series A-1 Preferred Stock issued to Carlyle in connection with the funding of the RailAmerica acquisition (the Investment Agreement). The expense was a result of the significant increase in G&W's share price between July 23, 2012 (the date the Company entered into the Investment Agreement) and September 30, 2012.
The results from RailAmerica's operations are included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2013 and are included in the Company's North American & European Operations segment.
Headquartered in Jacksonville, Florida with approximately 2,000 employees, RailAmerica owned and operated 45 short line freight railroads in North America with approximately 7,100 miles of track in 28 U.S. states and three Canadian provinces as of the October 1, 2012 acquisition date.
The Company accounted for the RailAmerica acquisition using the acquisition method of accounting under U.S. GAAP. Under the acquisition method of accounting:

•
The assets and liabilities of RailAmerica were recorded at their respective acquisition-date preliminary fair values by RailAmerica as of October 1, 2012, which is referred to as the application of push-down accounting, and were included in G&W's consolidated balance sheet in a single line item following the equity method of accounting as of that date (see As of October 1, 2012 column in the following table).

•
Upon approval by the STB for the Company to control RailAmerica, the preliminary allocation of fair value to the acquired assets and assumed liabilities were consolidated with the Company's assets and liabilities as of December 28, 2012 (see As of December 28, 2012 column in the following table). Between October 1, 2012 and December 28, 2012, the Company recognized income from its equity investment in RailAmerica of $15.6 million and other comprehensive loss of $2.0 million primarily resulting from foreign currency translation adjustments. In addition, the Company recognized $21.8 million, representing the change in RailAmerica's cash and cash equivalents from October 1, 2012 to December 28, 2012, as a reduction in net cash paid for the acquisition.

•
During the three months ended September 30, 2013, the Company finalized its allocation of fair values to RailAmerica's assets and liabilities (see Final column in the following table). The measurement period adjustments to the allocation of fair values were as follows: 1) property and equipment increased $10.7 million, 2) intangible assets decreased $29.9 million, 3) deferred income tax liabilities, net decreased $11.4 million, 4) noncontrolling interest decreased $5.0 million, 5) all other assets, net increased $1.3 million and 6) goodwill increased $1.5 million as an offset to the above-mentioned changes. This resulted in additional annualized depreciation and amortization expense of approximately $4.0 million, of which $3.0 million was recorded in the third quarter of 2013. The Company does not consider these adjustments material to its financial statements taken as a whole and as such, prior periods were not retroactively adjusted.

The final fair values assigned to the acquired net assets of RailAmerica were as follows (dollars in thousands):

	As of	As of December 28, 2012
	October 1, 2012	Preliminary	Final
Cash and cash equivalents	$86,102	$107,922	$107,922
Accounts receivable, net	104,839	91,424	90,659
Materials and supplies	6,406	7,325	7,325
Prepaid expenses and other	15,146	14,815	15,801
Deferred income tax assets, net	49,074	49,074	56,998
Property and equipment	1,579,321	1,588,612	1,599,282
Goodwill	474,115	474,115	475,584
Intangible assets, net	451,100	446,327	416,427
Other assets, net	116	116	116
Total assets	2,766,219	2,779,730	2,770,114
Accounts payable and accrued expenses	143,790	135,117	140,160
Long-term debt	12,158	12,010	12,010
Deferred income tax liabilities, net	542,210	551,856	540,420
Other long-term liabilities	20,754	19,618	21,439
Noncontrolling interest	5,525	5,525	481
Net assets	$2,041,782	$2,055,604	$2,055,604
Pro Forma Financial Results
The following table summarizes the Company's unaudited pro forma financial results for the three and nine months ended September 30, 2012, as if the acquisition of RailAmerica had been consummated as of January 1, 2011. The following pro forma financial results do not include the impact of any potential operating efficiencies, savings from expected synergies, costs to integrate the operations or costs necessary to achieve savings from expected synergies or the impact of derivative instruments that the Company has entered into or may enter into to mitigate interest rate or currency exchange rate risk (dollars in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
Operating revenues	$373,285	$1,088,274
Net income attributable to Genesee & Wyoming Inc.	$28,012	$55,182
Less: Series A-1 Preferred Stock dividend	4,375	13,125
Net income available to common stockholders	$23,637	$42,057
Income per common share attributable to Genesee & Wyoming Inc. common stockholders:
Basic income per common share from continuing operations	$0.49	$0.88
Diluted income per share from continuing operations	$0.47	$0.83
The unaudited pro forma financial results include the acquisition of RailAmerica adjusted, net of tax, for depreciation and amortization expense resulting from the property and equipment and amortizable intangible assets based on the allocation of fair values, the inclusion of interest expense related to borrowings used to fund the acquisition, the amortization of debt issuance costs related to amendments to the Company's prior credit agreement, the elimination of RailAmerica's interest expense related to debt not assumed in the acquisition and the elimination of the $50.1 million mark-to-market expense related to the Investment Agreement in connection with the funding of the acquisition. The unaudited pro forma financial results for the three and nine months ended September 30, 2012 were based upon the Company's and RailAmerica's historical consolidated statements of operations for the three and nine months ended September 30, 2012. The pro forma results for the nine months ended September 30, 2012 included approximately $55 million, net of tax, of costs incurred by RailAmerica associated with the redemption of senior secured notes in January 2012.

Australia
Arrium Limited: In July 2012, the Company's subsidiary, Genesee & Wyoming Australia Pty Ltd (GWA), announced that it had expanded two existing rail haulage contracts with Arrium Limited (formerly OneSteel) to transport an additional 2.7 million tons per year of export iron ore in South Australia. In 2012, GWA invested A$52.1 million (or $54.1 million at the exchange rate on December 31, 2012) to purchase narrow gauge locomotives and rail cars, as well as to construct a standard gauge rolling-stock maintenance facility in order to support the increased shipments under the two contracts. During the nine months ended September 30, 2013, GWA spent A$19.5 million (or $18.2 million at the exchange rate on September 30, 2013) on these projects and expects to invest an additional A$2.6 million (or $2.4 million at the exchange rate on September 30, 2013) over the remainder of 2013 to support the increased shipments.
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
Canada
Tata Steel Minerals Canada Ltd.: On August 2, 2012, the Company announced that its newly formed subsidiary, KeRail Inc. (KeRail), entered into a long-term agreement with Tata Steel Minerals Canada Ltd. (TSMC), for KeRail to provide rail transportation services to the direct shipping iron ore mine TSMC is developing near Schefferville, Quebec in the Labrador Trough (the Mine). In addition, KeRail plans to construct an approximately 21-kilometer rail line that will connect the Mine to the Tshiuetin Rail Transportation (TSH) interchange point in Schefferville. Operated as part of the Company's Canada Region, KeRail is expected to haul unit trains of iron ore from its rail connection with the Mine, which will then travel over three privately-owned railways to the Port of Sept-Îles for export primarily to Tata Steel's European operations. The agreement and construction are contingent on certain conditions being met, including the receipt of necessary governmental permits and approvals. Once the track construction has commenced, the rail line is expected to be completed three to six months thereafter, weather conditions permitting.
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

3. EARNINGS/(LOSS) PER COMMON SHARE:
The following table sets forth the computation of basic and diluted earnings/(loss) per common share for the three and nine months ended September 30, 2013 and 2012 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Numerators:
Amounts attributable to Genesee & Wyoming Inc. common stockholders:
Income/(loss) from continuing operations, net of tax	$65,712	$(19,567)	$213,062	$39,064
Loss from discontinued operations, net of tax	(25)	—	(43)	(27)
Less: Series A-1 Preferred Stock dividend	—	—	2,139	—
Net income/(loss) available to common stockholders	$65,687	$(19,567)	$210,880	$39,037
Denominators:
Weighted average Class A common shares outstanding - basic	54,626	41,682	53,475	40,888
Weighted average Class B common shares outstanding	1,650	—	1,692	2,105
Dilutive effect of employee stock-based awards	462	—	506	478
Dilutive effect of Series A-1 Preferred Stock	—	—	964	—
Weighted average shares - diluted	56,738	41,682	56,637	43,471
Earnings/(loss) per common share attributable to Genesee & Wyoming Inc. common stockholders:
Basic:
Earnings/(loss) per common share from continuing operations	$1.20	$(0.47)	$3.94	$0.96
Loss per common share from discontinued operations	—	—	—	—
Earnings/(loss) per common share	$1.20	$(0.47)	$3.94	$0.95
Diluted:
Earnings/(loss) per common share from continuing operations	$1.16	$(0.47)	$3.76	$0.90
Loss per common share from discontinued operations	—	—	—	—
Earnings/(loss) per common share	$1.16	$(0.47)	$3.76	$0.90
The following total number of Class A common stock issuable under the assumed exercise of stock options computed based on the treasury stock method were excluded from the calculation of diluted earnings/(loss) per common share, as the effect of including these shares would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Anti-dilutive shares	129	665	90	264

The following table sets forth the increase in the Company's weighted average basic shares outstanding for the three and nine months ended September 30, 2013 and 2012 as a result of the Company's public offering of Class A common stock, shares issuable upon settlement of the prepaid stock purchase contract component of the TEUs based on the market price of the Company's Class A common stock and from the February 13, 2013 conversion of the Series A-1 Preferred Stock into the Company's Class A common stock:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Class A common stock offering	3,791,004	453,272	3,791,004	152,194
Shares issuable upon settlement of the prepaid stock purchase contract component of the TEUs	2,841,650	411,307	2,841,650	138,103
Conversion of Series A-1 Preferred Stock	5,984,232	—	5,019,740	—
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
Each TEU consists of a prepaid stock purchase contract (Purchase Contract) and a senior amortizing note due October 1, 2015 (Amortizing Note) issued by the Company. Unless settled or redeemed earlier or extended, each Purchase Contract will automatically settle on October 1, 2015. If the applicable market value (as defined in the Purchase Contract) of the Company's Class A common stock is greater than or equal to $80.94, then the Company will deliver 1.2355 shares per Purchase Contract and if the applicable market value is less than or equal to $64.75, then the Company will deliver 1.5444 shares per Purchase Contract, with such share amounts subject to adjustment. Otherwise, the Company will deliver a number of shares of its Class A common stock per Purchase Contract equal to $100 divided by the applicable market value. Accordingly, for illustrative purposes, the following table provides the calculated impact on the Company's weighted average diluted shares outstanding for the three months ended September 30, 2013 assuming the conversion of the Company's outstanding TEUs into Class A common stock based on the assumptions for the Company's stock price stated in the table (in thousands, except per share amounts):

	Assumed Market Price of Class A Common Stock	TEU Common Stock Equivalents	Weighted Average Diluted Shares Outstanding
Minimum common stock equivalents	$80.94	2,842	56,738
Middle of range of common stock equivalents	$73.00	3,151	57,047
Maximum common stock equivalents	$64.75	3,552	57,448
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
4. ACCOUNTS RECEIVABLE:
Accounts receivable consisted of the following as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013	December 31, 2012
Accounts receivable - trade	$264,958	$214,936
Accounts receivable - grants	33,183	26,794
Accounts receivable - insurance claims	18,097	23,912
Total accounts receivable	316,238	265,642
Less: Allowance for doubtful accounts	(2,956)	(2,693)
Accounts receivable, net	$313,282	$262,949
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
The following table summarizes the terms of the Company's outstanding interest rate swap agreements entered into to manage the Company's exposure to changes in interest rates on its variable rate debt (dollars in thousands):

		Notional Amount
Effective Date	Expiration Date	Date	Amount	Pay Fixed Rate	Receive Variable Rate
9/30/2013	9/30/2014	9/30/2013	$1,350,000	0.35%	1-month LIBOR
		12/31/2013	$1,300,000	0.35%	1-month LIBOR
		3/31/2014	$1,250,000	0.35%	1-month LIBOR
		6/30/2014	$1,200,000	0.35%	1-month LIBOR
9/30/2014	9/30/2015	9/30/2014	$1,150,000	0.54%	1-month LIBOR
		12/31/2014	$1,100,000	0.54%	1-month LIBOR
		3/31/2015	$1,050,000	0.54%	1-month LIBOR
		6/30/2015	$1,000,000	0.54%	1-month LIBOR
9/30/2015	9/30/2016	9/30/2015	$350,000	0.93%	1-month LIBOR
9/30/2016	9/30/2026	9/30/2026	$100,000	2.79%	3-month LIBOR
9/30/2016	9/30/2026	9/30/2026	$100,000	2.79%	3-month LIBOR
9/30/2016	9/30/2026	9/30/2026	$100,000	2.80%	3-month LIBOR
The following table summarizes the Company's interest rate swap agreements which expired on September 30, 2013 (dollars in thousands):

		Notional Amount
Effective Date	Expiration Date	Date	Amount	Paid Fixed Rate	Receive Variable Rate
10/6/2008	9/30/2013	10/6/2008	$120,000	3.88%	1-month LIBOR
10/4/2012	9/30/2013	10/4/2012	$1,450,000	0.25%	1-month LIBOR
		12/31/2012	$1,350,000	0.25%	1-month LIBOR
		3/28/2013	$1,300,000	0.25%	1-month LIBOR
		6/28/2013	$1,250,000	0.25%	1-month LIBOR

The fair value of the Company's interest rate swap agreements were estimated based on Level 2 inputs. The Company's effectiveness testing during the three months ended September 30, 2013 resulted in no amount of gain or loss reclassified from accumulated other comprehensive income/(loss) into earnings due to ineffectiveness. During the three and nine months ended September 30, 2013, $1.3 million and $3.2 million, respectively, of existing net losses were realized and recorded as interest expense in the consolidated statements of operations. Based on the Company's fair value assumptions as of September 30, 2013, it expects to realize $1.5 million of existing net losses that are reported in accumulated other comprehensive income into earnings within the next 12 months. See Note 9, Accumulated Other Comprehensive Income, for additional information regarding the Company's cash flow hedges.
Foreign Currency Exchange Rate Risk
As of September 30, 2013, $155.9 million of third-party debt, related to the Company’s foreign operations, was denominated in the currencies in which its subsidiaries operate, including the Australian dollar and Euro. The debt service obligations associated with this foreign currency debt are generally funded directly from those foreign operations. As a result, foreign currency risk related to this portion of the Company's debt service payments is limited. However, in the event the foreign currency debt service is not paid from the Company's foreign operations and is paid from United States operations, the Company may face exchange rate risk if the Australian or Euro were to appreciate relative to the United States dollar and require higher United States dollar equivalent cash.
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
On November 29, 2012, simultaneous with the expiration of the Swap, the Company entered into a new 2-year Australian dollar/United States dollar floating to floating cross-currency swap agreement (the New Swap), effective December 3, 2012. This agreement expires on December 1, 2014. The New Swap effectively converts the A$105 million intercompany loan receivable in the United States into a $109.6 million loan receivable. The New Swap requires the Company to pay Australian dollar BBSW plus 3.25% based on a notional amount of A$105 million and allows the Company to receive United States London Interbank Offered Rate (LIBOR) plus 2.82% based on a notional amount of $109.6 million on a quarterly basis. BBSW is the wholesale interbank reference rate within Australia, which the Company believes is generally considered the Australian equivalent to LIBOR. As a result of the quarterly net settlement payments for the New Swap, the Company realized a net expense of $0.6 million and $2.2 million within interest (expense)/income for the three and nine months ended September 30, 2013, respectively.

Contingent Forward Sale Contract
In conjunction with the Company's announcement on July 23, 2012 of its plan to acquire RailAmerica, the Company entered into the Investment Agreement with Carlyle in order to partially fund the acquisition of RailAmerica. Pursuant to the Investment Agreement, the Company agreed to sell to Carlyle a minimum of $350.0 million of Series A-1 Preferred Stock. For the period between July 23, 2012 and September 30, 2012, the Series A-1 Preferred Stock was accounted for as a contingent forward sale contract with mark-to-market non-cash income or expense included in the Company's consolidated financial results and the cumulative effect represented as an asset or liability. As a result of the significant increase in the Company's share price between July 23, 2012 and the end of the third quarter, the Company recorded a $50.1 million non-cash mark-to-market expense to the Investment Agreement for the three and nine months ended September 30, 2012. The closing price of the Company's Class A common stock was $66.86 on September 28, 2012, which was the last trading day prior to issuing the Series A-1 Preferred Stock. As discussed in Note 3, Earnings/(Loss) Per Common Share, the Company converted the Series A-1 Preferred Stock into Class A common stock on February 13, 2013.
The Company's derivative instruments are subject to master netting arrangements between the Company and the respective counterparty. The Company presents its derivative instruments on a gross basis. As of September 30, 2013 and December 31, 2012, the differences between the gross values and net values under such master netting arrangements were not significant. The following table summarizes the fair value of the Company's derivative instruments recorded in the consolidated balance sheets as of September 30, 2013 and December 31, 2012 (dollars in thousands):

		Fair Value
	Balance Sheet Location	September 30, 2013	December 31, 2012
Asset Derivatives:
Derivatives designated as hedges:
Interest rate swap agreements	Other assets, net	$28,759	$4,227
Derivatives not designated as hedges:
Cross-currency swap agreement	Prepaid expenses and other	$18,926	$255

Liability Derivatives:
Derivatives designated as hedges:
Interest rate swap agreements	Accrued expenses	$1,535	$3,777
Interest rate swap agreements	Other long-term liabilities	144	882
Total liability derivatives designated as hedges		$1,679	$4,659
Derivatives not designated as hedges:
Cross-currency swap agreement	Other long-term liabilities	$7,057	$143
The following table shows the effect of the Company’s derivative instruments designated as cash flow hedges for the three and nine months ended September 30, 2013 and 2012 in other comprehensive income (OCI) (dollars in thousands):

	Total Cash Flow Hedge OCI Activity, Net of Tax
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Derivatives Designated as Cash Flow Hedges:	2013	2012	2013	2012
Effective portion of changes in fair value recognized in OCI:
Interest rate swap agreements	$(257)	$592	$16,455	$1,655

The following table shows the effect of the Company’s derivative instrument not designated as hedges for the three and nine months ended September 30, 2013 and 2012 in the consolidated statements of operations (dollars in thousands):

		Amount Recognized in Earnings
Derivative Instrument Not Designated as Hedges:		Three Months Ended		Nine Months Ended
	Location of Amount Recognized in Earnings	September 30,		September 30,
		2013	2012	2013	2012
Cross-currency swap agreement	Interest expense, net	$(640)	$(1,051)	$(2,172)	$(3,572)
Cross-currency swap agreement	Other income, net	485	(70)	507	218
Contingent forward sale contract	Contingent forward sale contract mark-to-market expense	—	(50,106)	—	(50,106)
		$(155)	$(51,227)	$(1,665)	$(53,460)
6. FAIR VALUE OF FINANCIAL INSTRUMENTS:
The following methods and assumptions were used to estimate the fair value of each class of financial instrument held by the Company:

•
Financial Instruments Carried at Fair Value: Derivative instruments are recorded on the balance sheet as either assets or liabilities measured at fair value. As of September 30, 2013, the Company's derivative financial instruments consisted of interest rate swap agreements and cross-currency swap agreements. The Company estimated the fair value of its interest rate swap agreements based on Level 2 valuation inputs, including fixed interest rates, LIBOR implied forward interest rates and the remaining time to maturity. The Company estimated the fair value of its cross-currency swap agreements based on Level 2 valuation inputs, including LIBOR implied forward interest rates, AUD BBSW implied forward interest rates and the remaining time to maturity.

•
Financial Instruments Carried at Historical Cost: Since the Company's long-term debt is not actively traded, fair value was estimated using a discounted cash flow analysis based on Level 2 valuation inputs, including borrowing rates the Company believes are currently available to it for loans with similar terms and maturities.

The following table presents the Company's financial instruments that are carried at fair value using Level 2 inputs at September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013	December 31, 2012
Financial instruments carried at fair value using Level 2 inputs:
Interest rate swap agreements	$28,759	$4,227
Cross-currency swap agreement	18,926	255
Total financial assets carried at fair value	$47,685	$4,482
Interest rate swap agreements	$1,679	$4,659
Cross-currency swap agreement	7,057	143
Total financial liabilities carried at fair value	$8,736	$4,802
The following table presents the carrying value and fair value using Level 2 inputs of the Company’s financial instruments carried at historical cost at September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities carried at historical cost:
Revolving credit facility	$15,869	$15,881	$25,153	$25,222
United States term loan	1,458,659	1,454,387	1,576,100	1,562,385
Canadian term loan	—	—	14,446	14,353
Australian term loan	148,980	149,092	190,100	191,057
Amortizing notes component of TEUs	24,477	24,205	32,435	31,484
Other debt	19,331	19,279	19,901	19,759
Total	$1,667,316	$1,662,844	$1,858,135	$1,844,260

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
During the nine months ended September 30, 2013, the Company made prepayments on its United States term loan of $69.0 million and prepayments on its Australian term loan of A$17.0 million (or $17.0 million at the average exchange rates during the periods in which paid).
7. INCOME TAXES:
The Company's effective income tax rate in the three months ended September 30, 2013 was 25.1%. Included in the Company's net income for the nine months ended September 30, 2013 was a $41.0 million benefit associated with the retroactive extension of the United States Short Line Tax Credit for fiscal year 2012, which was signed into law on January 2, 2013. The Company's provision for income taxes was $63.5 million for the nine months ended September 30, 2013, which represented 26.8% of income from continuing operations other than the retroactive benefit. Included in the Company's income/(loss) from continuing operations before income taxes for the three and nine months ended September 30, 2012 was a $50.1 million mark-to-market expense associated with a contingent forward sale contract, which is a non-deductible expense for income tax purposes. See Note 5, Derivative Financial Instruments, for further details on the contingent forward sale contract. As a result, the Company's provision for income taxes was $15.3 million and $46.1 million for the three and nine months ended September 30, 2012, respectively, which represented 33.4% and 34.1%, respectively, of income from continuing operations other than the mark-to-market expense. The decrease in the effective income tax rate for the three and nine months ended September 30, 2013 as compared with the three and nine months ended September 30, 2012 was primarily attributable to the renewal of the United States Short Line Tax Credit through December 31, 2013.
The United States Short Line Tax Credit is an income tax track maintenance credit for Class II and Class III railroads to reduce their federal income tax based on qualified railroad track maintenance expenditures (the Short Line Tax Credit). Qualified expenditures include amounts incurred for maintaining track, including roadbed, bridges and related track structures owned or leased by a Class II or Class III railroad. The credit is equal to 50% of the qualified expenditures, subject to an annual limitation of $3,500 multiplied by the number of miles of railroad track owned or leased by the Class II or Class III railroad as of the end of their tax year. The Short Line Tax Credit was in existence from 2005 through 2011. On January 2, 2013, the United States Short Line Tax Credit was extended for 2012 and 2013. The extension of the Short Line Tax Credit produced book income tax benefits of $41.0 million for fiscal year 2012. Since the extension became law in 2013, the 2012 impact was recorded in the first quarter of 2013.
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

9. ACCUMULATED OTHER COMPREHENSIVE INCOME:
The following table sets forth accumulated other comprehensive income included in the consolidated balance sheets as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	Foreign Currency Translation Adjustment	Defined Benefit Plans	Net Unrealized(Loss)/Gain on Cash Flow Hedges		Accumulated Other Comprehensive Income/(Loss)
Balance, December 31, 2012	$47,845	$(148)	$(426)		$47,271
Other comprehensive (loss)/income before reclassifications	(40,876)	295	18,383		(22,198)
Amounts reclassified from accumulated other comprehensive income, net of tax benefit of $1,286	—	—	(1,928)	(a)	(1,928)
Current period change	(40,876)	295	16,455		(24,126)
Balance, September 30, 2013	$6,969	$147	$16,029		$23,145
(a) Included in interest expense on the consolidated statements of operations
10. SIGNIFICANT NON-CASH INVESTING ACTIVITIES:
As of September 30, 2013 and 2012, the Company had outstanding receivables from outside parties for the funding of capital expenditures of $32.3 million and $23.2 million, respectively. At September 30, 2013 and 2012, the Company also had approximately $39.8 million and $20.5 million, respectively, of purchases of property and equipment that were not paid and, accordingly, were accrued in accounts payable in the normal course of business.
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
The railroad segment between Katherine and Darwin remained out of service for approximately 60 days. The Edith River Bridge reopened on February 29, 2012. In June 2012, the Company recorded a gain on insurance recovery and a related insurance receivable of A$4.8 million (or $4.8 million at the average exchange rate in June 2012) for a business interruption claim. In September 2013, the Company recorded an additional gain on insurance recovery and a related insurance receivable of A$1.6 million (or $1.5 million at the average exchange rate in September 2013).
In December 2011, the Company recorded a liability of A$15.0 million (or $15.3 million at the exchange rate on December 31, 2011) for the estimated repair and related costs associated with the Edith River Derailment. Since the Company believes substantially all of these costs will be recovered through insurance, the Company also recorded a receivable of A$14.0 million (or $14.3 million at the exchange rate on December 31, 2011), with the difference representing the Company's insurance deductible. The Company increased its estimate of costs associated with the Edith River Derailment, as well as its estimate of insurance recovery, each by A$12.8 million (or $13.3 million at the exchange rate on December 31, 2012) during the twelve months ended December 31, 2012. During the twelve months ended December 31, 2012, the Company made cash payments of A$26.3 million (or $27.3 million at the average exchange rate during the period) as a result of the derailment and received cash proceeds from insurance of A$22.1 million (or $20.9 million at the exchange rate on the date received). During the nine months ended September 30, 2013, the Company recorded an additional net liability of A$1.8 million (or $1.6 million at the exchange rate on September 30, 2013), made cash payments of A$2.7 million (or $2.6 million at the average exchange rate during the period) and received cash proceeds from insurance of A$10.0 million (or $10.4 million at the average exchange rates during the periods in which the cash was collected) related to the derailment.
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
The following table sets forth the Company's North American & European Operations and Australian Operations for the three months ended September 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	North American & European Operations	Australian Operations	Total Operations	North American & European Operations	Australian Operations	Total Operations
Operating revenues	$319,079	$82,309	$401,388	$150,323	$72,422	$222,745
Income from operations	77,024	24,717	101,741	33,571	19,304	52,875
Depreciation and amortization	30,704	6,630	37,334	12,495	6,485	18,980
Interest expense	(12,473)	(3,556)	(16,029)	(4,621)	(4,193)	(8,814)
Interest income	926	66	992	783	145	928
Provision for income taxes	(17,296)	(4,944)	(22,240)	(10,764)	(4,539)	(15,303)
Expenditures for additions to property & equipment, net of grants from outside parties	31,277	8,954	40,231	24,023	33,320	57,343
The following table sets forth the Company's North American & European Operations and Australian Operations for the nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	North American & European Operations	Australian Operations	Total Operations	North American & European Operations	Australian Operations	Total Operations
Operating revenues	$935,390	$241,947	$1,177,337	$439,451	$208,149	$647,600
Income from operations	213,940	71,418	285,358	104,782	51,880	156,662
Depreciation and amortization	85,503	20,215	105,718	37,354	17,593	54,947
Interest expense	(41,566)	(11,786)	(53,352)	(14,107)	(11,945)	(26,052)
Interest income	2,730	255	2,985	2,407	352	2,759
Provision for income taxes	(6,634)	(15,900)	(22,534)	(33,723)	(12,328)	(46,051)
Expenditures for additions to property & equipment, net of grants from outside parties	105,203	41,354	146,557	50,761	94,839	145,600
The following table sets forth the property and equipment recorded in the consolidated balance sheets for the Company's North American & European Operations and Australian Operations as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013			December 31, 2012
	North American & European Operations	Australian Operations	Total Operations	North American & European Operations	Australian Operations	Total Operations
Property & equipment, net	$2,848,270	$576,410	$3,424,680	$2,766,693	$629,602	$3,396,295

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
In July 2013, the FASB issued ASU 2013-10, Derivative and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes, which permits the Fed Funds Effective Swap Rate (OIS) to be used as a United States benchmark interest rate for hedge accounting purposes, in addition to Treasury obligations of the United States government (UST) and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this guidance did not have an impact on the Company as of and for the three and nine months ended September 30, 2013 but may impact the Company's evaluation of future risk management instruments.
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
In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment Upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, which provides clarification of when to release the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. This guidance will be effective for annual reporting periods beginning on or after December 15, 2013, and the interim periods within those annual periods. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements, but it will have an impact on the accounting for future sales of investments or changes in control of foreign entities.
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
On October 1, 2012, we completed the acquisition of RailAmerica Inc. (RailAmerica) for approximately $2.0 billion (equity purchase price of $1.4 billion plus net debt of $659.2 million). The shares of RailAmerica were held in a voting trust while the United States Surface Transportation Board (STB) considered our control application, which application was approved with an effective date of December 28, 2012. Accordingly, we accounted for the earnings of RailAmerica using the equity method of accounting while the shares were held in the voting trust and our preliminary allocation of fair values to the acquired assets and assumed liabilities has been included in our consolidated balance sheets since December 28, 2012. The first quarter of 2013 was the first full reporting period in which we controlled the former RailAmerica railroads. RailAmerica owned and operated 45 short line freight railroads in North America with approximately 7,100 miles of track in 28 U.S. states and three Canadian provinces as of the October 1, 2012 acquisition date. For additional information regarding RailAmerica, see "Changes in Operations—United States—RailAmerica" below.
Net income in the three months ended September 30, 2013 was $66.2 million, compared with a net loss of $19.6 million in the three months ended September 30, 2012. Our diluted earnings per common share (EPS) in the three months ended September 30, 2013 were $1.16 with 56.7 million weighted average shares outstanding, compared with diluted loss per common share of $0.47 with 41.7 million weighted average shares outstanding in the three months ended September 30, 2012. Although we did not own RailAmerica during the third quarter of 2012, in the three and nine months ended September 30, 2012, as discussed more fully under "Contingent Forward Sale Contract" in "Other Income (Expense) Items," we recorded a $50.1 million non-cash mark-to-market expense and corresponding liability related to an investment agreement governing the sale of $350.0 million of Series A-1 Preferred Stock to Carlyle in connection with the funding of the acquisition of RailAmerica (the Investment Agreement).
Our effective tax rate was 25.1% in the three months ended September 30, 2013, as compared with 33.4% of income from continuing operations, other than the $50.1 million mark-to-market expense as described above, which is a non-deductible expense for income tax purposes, in the three months ended September 30, 2012. The decrease in the effective income tax rate for the three months ended September 30, 2013 as compared with the three months ended September 30, 2012 was primarily attributable to the renewal of the United States Short Line Tax Credit on January 2, 2013.

Our results for the three months ended September 30, 2013 and 2012 included certain significant items that are set forth below (dollars in millions, except per share amounts):

	Income/(Loss) Before Taxes Impact	After-Tax Net Income/(Loss) Impact	Diluted Earnings/(Loss) Per Common Share Impact
Three Months Ended September 30, 2013
Adjustment to depreciation and amortization expense for final allocation of fair values to RailAmerica's assets and liabilities	$(2.0)	$(1.3)	$(0.02)
RailAmerica integration costs	$(2.0)	$(1.3)	$(0.02)
Edith River derailment expense	$(1.6)	$(1.1)	$(0.02)
Edith River insurance recovery	$1.5	$1.0	$0.02
Net gain on sale of assets	$0.7	$0.5	$0.01

Three Months Ended September 30, 2012
Contingent forward sale contract mark-to-market expense	$(50.1)	$(50.1)	$(1.16)
RailAmerica acquisition-related costs	$(5.2)	$(3.1)	$(0.07)
Other business development costs	$(0.6)	$(0.4)	$(0.01)
Net gain on sale of assets	$3.0	$2.0	$0.05
In the third quarter of 2013, we finalized our allocation of fair values to the assets and liabilities acquired from RailAmerica, which resulted in additional annualized depreciation and amortization expense of approximately $4.0 million, of which $3.0 million was recorded in the third quarter of 2013. Of the $3.0 million recorded in the third quarter of 2013, $2.0 million does not relate to the current period, and, accordingly, it has been included as an adjustment to our third quarter results.
Operating revenues increased $178.6 million, or 80.2%, to $401.4 million in the three months ended September 30, 2013, compared with $222.7 million in the three months ended September 30, 2012. The increase in operating revenues included $160.5 million in revenues from new operations and $18.1 million of additional revenues from existing operations, which was negatively impacted $8.8 million from the net depreciation of foreign currencies relative to the United States dollar. Excluding the net impact from foreign currency depreciation, revenues from existing operations increased $27.0 million, or 12.1%. When we discuss a change in existing operations or same railroad, we are referring to the period-over-period change associated with operations that we managed in both periods (i.e., excluding the impact of businesses acquired/initiated, such as those railroads acquired in the RailAmerica acquisition).
Our traffic in the three months ended September 30, 2013 was 482,823 carloads, an increase of 240,040 carloads, or 98.9%, compared with the three months ended September 30, 2012. The traffic increase included 225,055 carloads from new operations. Existing operations increased 14,985 carloads, or 6.2%. To provide comparative context for 2013 consolidated traffic volumes, we are providing a "Combined Company" comparison as though the RailAmerica railroads were owned by us during 2012. In doing so, we have reclassified RailAmerica's 2012 information to conform with our presentation. On a Combined Company basis, traffic increased 30,630 carloads, or 6.8%, compared with traffic in the three months ended September 30, 2012. The traffic increase was principally due to increases of 5,944 carloads of metals traffic (primarily in the Southern and Northeast regions), 5,303 carloads of metallic ores traffic (primarily in the Australian Region), 4,825 carloads of petroleum products traffic (primarily the Pacific and Southern regions), 3,645 carloads of agricultural products traffic (primarily in the Australian Region) and 3,237 carloads of other traffic (primarily in the Central Region), partially offset by a decrease of 3,947 carloads of coal and coke traffic (primarily in the Mountain West Region). All remaining traffic increased by a net 11,623 carloads.
Income from operations in the three months ended September 30, 2013 was $101.7 million, compared with $52.9 million in the three months ended September 30, 2012, an increase of $48.9 million, or 92.4%. Our operating ratio, defined as operating expenses divided by operating revenues, was 74.7% in the three months ended September 30, 2013, compared with 76.3% in the three months ended September 30, 2012.

Income from operations in the three months ended September 30, 2013 included $2.0 million of depreciation and amortization not related to the current period resulting from the finalization of our allocation of fair values to the assets and liabilities acquired from RailAmerica, $2.0 million of RailAmerica integration costs and $1.6 million of expense associated with the 2011 Edith River derailment, partially offset by a $1.5 million insurance recovery related to the Edith River derailment and $0.7 million net gain on the sale of assets. In addition, during the three months ended September 30, 2013, we incurred approximately $1.6 million in costs at certain former RailAmerica railroads that were short of crews to handle improving traffic levels. As such, we simultaneously incurred costs for overtime, contractors and car hire and began hiring and training new crews in several of the former RailAmerica railroads to support the traffic growth. We also elected to incur approximately $2.4 million in expenses to upgrade facilities, equipment and track at many of these same railroads to meet our safety and operating standards.
Income from operations in the three months ended September 30, 2012 included $5.2 million of RailAmerica acquisition-related costs and $0.6 million of other business development costs, partially offset by a $3.0 million gain on the sale of assets.
During the nine months ended September 30, 2013, we generated $278.7 million in cash flow from operating activities from continuing operations. During the same period, we purchased $170.4 million of property and equipment, including $31.8 million for new business investments, partially offset by $23.9 million in cash received from grants from outside parties for capital spending and $4.0 million in cash proceeds from the sale of property and equipment.
Changes in Operations
United States
RailAmerica, Inc.: On October 1, 2012, we acquired 100% of RailAmerica's outstanding shares for cash at a price of $27.50 per share and, in connection with such acquisition, we repaid RailAmerica's term loan and revolving credit facility. The calculation of the total consideration for the RailAmerica acquisition is presented below (in thousands, except per share amount):

RailAmerica outstanding common stock as of October 1, 2012	49,934
Cash purchase price per share	$27.50
Equity purchase price	$1,373,184
Payment of RailAmerica's outstanding term loan and revolving credit facility	659,198
Cash consideration	2,032,382
Impact of pre-acquisition share-based awards	9,400
Total consideration	$2,041,782
We financed the $1.4 billion cash purchase price for RailAmerica's common stock, the refinancing of $1.2 billion of our and RailAmerica's outstanding debt prior to the acquisition as well as transaction and financing related expenses with approximately $1.9 billion of debt from a new five-year Senior Secured Syndicated Facility Agreement (the New Credit Agreement), $475.5 million of gross proceeds from our public offerings of Class A common stock and Tangible Equity Units (TEUs) and $350.0 million through a private issuance of mandatorily convertible Series A-1 Preferred Stock to affiliates of Carlyle Partners V, L.P. (collectively, Carlyle) (see Note 3, Earnings/(Loss) Per Common Share, to our Consolidated Financial Statements).
Commencing on October 1, 2012, the shares of RailAmerica were held in an independent voting trust while the STB considered our control application, which application was approved with an effective date of December 28, 2012. Accordingly, we accounted for the earnings of RailAmerica using the equity method of accounting while the shares were held in the voting trust and our preliminary allocation of fair values to the acquired assets and assumed liabilities has been included in our consolidated balance sheets since December 28, 2012.
During the three and nine months ended September 30, 2012, as discussed more fully under "Contingent Forward Sale Contract" in "Other Income (Expense) Items," we recorded a $50.1 million non-cash mark-to-market expense and corresponding liability related to an investment agreement governing the sale of $350.0 million of Series A-1 Preferred Stock issued to Carlyle in connection with the Investment Agreement. The expense was a result of the significant increase in our share price between July 23, 2012 (the date we entered into the Investment Agreement) and September 30, 2012.
Headquartered in Jacksonville, Florida with approximately 2,000 employees, RailAmerica owned and operated 45 short line freight railroads in North America with approximately 7,100 miles of track in 28 U.S. states and three Canadian provinces as of the October 1, 2012 acquisition date.

The results from RailAmerica's operations are included in our consolidated statements of operations for the three and nine months ended September 30, 2013 and are included in our North American & European Operations segment.
We accounted for the RailAmerica acquisition using the acquisition method of accounting under U.S. GAAP. Under the acquisition method of accounting:

•
The assets and liabilities of RailAmerica were recorded at their respective acquisition-date preliminary fair values by RailAmerica as of October 1, 2012, which is referred to as the application of push-down accounting, and were included in our consolidated balance sheet in a single line item following the equity method of accounting as of that date (see As of October 1, 2012 column in the following table).

•
Upon approval by the STB for us to control RailAmerica, the preliminary allocation of fair value to the acquired assets and assumed liabilities were consolidated with our assets and liabilities as of December 28, 2012 (see As of December 28, 2012 column in the following table). Between October 1, 2012 and December 28, 2012, we recognized income from our equity investment in RailAmerica of $15.6 million and other comprehensive loss of $2.0 million primarily resulting from foreign currency translation adjustments. In addition, we recognized $21.8 million, representing the change in RailAmerica's cash and cash equivalents from October 1, 2012 to December 28, 2012, as a reduction in net cash paid for the acquisition.

•
During the three months ended September 30, 2013, we finalized our allocation of fair values to RailAmerica's assets and liabilities (see Final column in the following table). The measurement period adjustments to our allocation of fair values were as follows: 1) property and equipment increased $10.7 million, 2) intangible assets decreased $29.9 million, 3) deferred income tax liabilities, net decreased $11.4 million, 4) noncontrolling interest decreased $5.0 million, 5) all other assets, net increased $1.3 million and 6) goodwill increased $1.5 million as an offset to the above-mentioned changes. This resulted in additional annualized depreciation and amortization expense of approximately $4.0 million, of which $3.0 million was recorded in the third quarter of 2013. We do not consider these adjustments material to our financial statements taken as a whole and as such, prior periods were not retroactively adjusted.

The fair values assigned to the acquired net assets of RailAmerica were as follows (dollars in thousands):

	As of	As of December 28, 2012
	October 1, 2012	Preliminary	Final
Cash and cash equivalents	$86,102	$107,922	$107,922
Accounts receivable, net	104,839	91,424	90,659
Materials and supplies	6,406	7,325	7,325
Prepaid expenses and other	15,146	14,815	15,801
Deferred income tax assets, net	49,074	49,074	56,998
Property and equipment	1,579,321	1,588,612	1,599,282
Goodwill	474,115	474,115	475,584
Intangible assets, net	451,100	446,327	416,427
Other assets, net	116	116	116
Total assets	2,766,219	2,779,730	2,770,114
Accounts payable and accrued expenses	143,790	135,117	140,160
Long-term debt	12,158	12,010	12,010
Deferred income tax liabilities, net	542,210	551,856	540,420
Other long-term liabilities	20,754	19,618	21,439
Noncontrolling interest	5,525	5,525	481
Net assets	$2,041,782	$2,055,604	$2,055,604

Australia
Arrium Limited: In July 2012, our subsidiary, Genesee & Wyoming Australia Pty Ltd (GWA), announced that it had expanded two existing rail haulage contracts with Arrium Limited (formerly OneSteel) to transport an additional 2.7 million tons per year of export iron ore in South Australia. In 2012, GWA invested A$52.1 million (or $54.1 million at the exchange rate on December 31, 2012) to purchase narrow gauge locomotives and rail cars, as well as to construct a standard gauge rolling-stock maintenance facility in order to support the increased shipments under the two contracts. During the nine months ended September 30, 2013, GWA spent A$19.5 million (or $18.2 million at the exchange rate on September 30, 2013) on these projects and expects to invest an additional A$2.6 million (or $2.4 million at the exchange rate on September 30, 2013) over the remainder of 2013 to support the increased shipments.
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
Canada
Tata Steel Minerals Canada Ltd.: On August 2, 2012, we announced that our newly formed subsidiary, KeRail Inc. (KeRail), entered into a long-term agreement with Tata Steel Minerals Canada Ltd. (TSMC), for KeRail to provide rail transportation services to the direct shipping iron ore mine TSMC is developing near Schefferville, Quebec in the Labrador Trough (the Mine). In addition, KeRail plans to construct an approximately 21-kilometer rail line that will connect the Mine to the Tshiuetin Rail Transportation (TSH) interchange point in Schefferville. Operated as part of our Canada Region, KeRail is expected to haul unit trains of iron ore from its rail connection with the Mine, which will then travel over three privately-owned railways to the Port of Sept-Îles for export primarily to Tata Steel's European operations. The agreement and construction are contingent on certain conditions being met, including the receipt of necessary governmental permits and approvals. Once the track construction has commenced, the rail line is expected to be completed three to six months thereafter, weather conditions permitting.
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

Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012
Operating Revenues
The following table breaks down our operating revenues into new operations and existing operations for the three months ended September 30, 2013 and 2012 (dollars in thousands):

	2013			2012	Increase in Total Operations		Increase/(Decrease) in Existing Operations
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%	Currency Impact
Freight revenues	$298,911	$119,906	$179,005	$160,639	$138,272	86.1%	$18,366	11.4%	$(6,739)
Non-freight revenues	102,477	40,613	61,864	62,106	40,371	65.0%	(242)	(0.4)%	(2,088)
Total operating revenues	$401,388	$160,519	$240,869	$222,745	$178,643	80.2%	$18,124	8.1%	$(8,827)
Carloads	482,823	225,055	257,768	242,783	240,040	98.9%	14,985	6.2%
Freight Revenues
The following table compares freight revenues, carloads and average freight revenues per carload for the three months ended September 30, 2013 and 2012 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
	2013		2012		2013		2012
Commodity Group	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	2013	2012
Agricultural Products	$29,586	9.9%	$13,323	8.3%	54,085	11.2%	20,291	8.4%	$547	$657
Metallic Ores*	32,361	10.8%	18,117	11.3%	19,412	4.0%	11,707	4.8%	1,667	1,548
Chemicals & Plastics	32,918	11.0%	13,550	8.5%	40,796	8.5%	17,114	7.0%	807	792
Metals	33,905	11.3%	14,532	9.1%	46,562	9.7%	22,077	9.1%	728	658
Pulp & Paper	29,861	10.0%	17,169	10.7%	44,630	9.2%	27,213	11.2%	669	631
Coal & Coke	28,733	9.6%	21,554	13.4%	84,635	17.5%	52,978	21.8%	339	407
Minerals & Stone	25,080	8.4%	12,091	7.5%	58,132	12.0%	32,843	13.5%	431	368
Intermodal**	25,545	8.6%	25,506	15.9%	20,013	4.1%	17,754	7.3%	1,276	1,437
Lumber & Forest Products	19,654	6.6%	9,191	5.7%	33,143	6.9%	18,596	7.7%	593	494
Petroleum Products	15,175	5.1%	5,993	3.7%	25,645	5.3%	6,704	2.8%	592	894
Food or Kindred Products	7,854	2.6%	1,470	0.9%	13,476	2.8%	3,007	1.2%	583	489
Waste	6,303	2.1%	3,713	2.3%	12,048	2.5%	5,612	2.3%	523	662
Autos & Auto Parts	6,484	2.2%	2,131	1.3%	9,024	1.9%	2,574	1.1%	719	828
Other	5,452	1.8%	2,299	1.4%	21,222	4.4%	4,313	1.8%	257	533
Total	$298,911	100.0%	$160,639	100.0%	482,823	100.0%	242,783	100.0%	$619	$662

*	Carload amounts include carloads and intermodal units
**	Carload amounts represent intermodal units
Total freight traffic increased 240,040 carloads, or 98.9%, in the three months ended September 30, 2013, compared with the same period in 2012. Carloads from existing operations increased by 14,985 carloads, or 6.2%, and new operations contributed 225,055 carloads. The same railroad traffic increase was principally due to increases of 5,586 carloads of metals traffic, 5,234 carloads of metallic ores traffic, 4,597 carloads of agricultural products traffic, 3,112 carloads of minerals and stone traffic, partially offset by a decrease of 7,511 carloads of coal and coke traffic. All remaining traffic from existing operations increased by a net 3,967 carloads.

Average freight revenues per carload decreased 6.5% to $619 in the three months ended September 30, 2013, compared with the same period in 2012. Average freight revenues per carload from existing operations increased 4.8% to $694. Changes in the commodity mix and fuel surcharges increased average freight revenues per carload from existing operations by 5.3% and 0.6%, respectively, partially offset by the depreciation of the Australian and Canadian dollars relative to the United States dollar, which decreased average freight revenues per carload from existing operations by 4.7%. Other than these factors, average freight revenues per carload from existing operations increased by 3.6%. Average freight revenues per carload were also positively impacted by changes in the mix of customers within certain commodity groups, primarily in the metallic ores commodity group.
The following table sets forth freight revenues by commodity group segregated into new operations and existing operations for the three months ended September 30, 2013 and 2012 (dollars in thousands):

	2013			2012	Increase in Total Operations		Increase/(Decrease) in Existing Operations		Currency Impact
Commodity Group	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%
Agricultural Products	$29,586	$15,784	$13,802	$13,323	$16,263	122.1%	$479	3.6%	$(1,085)
Metallic Ores	32,361	1,675	30,686	18,117	14,244	78.6%	12,569	69.4%	(1,790)
Chemicals & Plastics	32,918	17,975	14,943	13,550	19,368	142.9%	1,393	10.3%	(75)
Metals	33,905	14,775	19,130	14,532	19,373	133.3%	4,598	31.6%	(107)
Pulp & Paper	29,861	11,415	18,446	17,169	12,692	73.9%	1,277	7.4%	(116)
Coal & Coke	28,733	10,402	18,331	21,554	7,179	33.3%	(3,223)	(15.0)%	(6)
Minerals & Stone	25,080	11,754	13,326	12,091	12,989	107.4%	1,235	10.2%	(371)
Intermodal	25,545	2	25,543	25,506	39	0.2%	37	0.1%	(2,985)
Lumber & Forest Products	19,654	10,310	9,344	9,191	10,463	113.8%	153	1.7%	(33)
Petroleum Products	15,175	8,210	6,965	5,993	9,182	153.2%	972	16.2%	(77)
Food or Kindred Products	7,854	6,534	1,320	1,470	6,384	434.3%	(150)	(10.2)%	(2)
Waste	6,303	2,452	3,851	3,713	2,590	69.8%	138	3.7%	(1)
Autos & Auto Parts	6,484	4,671	1,813	2,131	4,353	204.3%	(318)	(14.9)%	(61)
Other	5,452	3,947	1,505	2,299	3,153	137.1%	(794)	(34.5)%	(30)
Total freight revenues	$298,911	$119,906	$179,005	$160,639	$138,272	86.1%	$18,366	11.4%	$(6,739)
The following information discusses the significant changes in freight revenues from existing operations by commodity group. Changes in average freight revenues per carload in a commodity group can be impacted by changes in customer rates, fuel surcharges, changes in foreign currency exchange rates, as well as changes in the mix of customer traffic within a commodity group.
Metallic ores revenues increased $12.6 million, or 69.4%. Metallic ores traffic volume increased 5,234 carloads, or 44.7%, which increased revenues by $9.5 million, and average freight revenues per carload increased 17.1%, which increased revenues by $3.1 million. The increase in volume and average freight revenues per carload was primarily due to a new iron ore customer in Australia.
Chemicals and plastics revenues increased $1.4 million, or 10.3%. Chemicals and plastics traffic volume increased 888 carloads, or 5.2%, which increased revenues by $0.7 million, and average freight revenues per carload increased 4.8%, which increased revenues by $0.7 million.
Metals revenues increased $4.6 million, or 31.6%. Metals traffic volume increased 5,586 carloads, or 25.3%, which increased revenues by $3.9 million, and average freight revenues per carload increased 5.2%, which increased revenues by $0.7 million. The carload increase was primarily due to increased shipments in the northeastern and southern United States.

Coal and coke revenues decreased $3.2 million, or 15.0%. Coal and coke traffic volumes decreased 7,511 carloads, or 14.2%, which decreased revenues by $3.0 million, and average freight revenues per carload decreased 1.0%, which decreased revenues by $0.2 million. The decrease in traffic was due to lower levels of export coal as compared with the three months ended September 30, 2012, which benefited from one-time export coal moves from Utah, as well as lower levels of steam coal in the three months ended September 2013 at certain facilities we serve in the midwestern United States.
Freight revenues from all remaining commodities increased $3.0 million.
Non-Freight Revenues
The following table sets forth non-freight revenues for the three months ended September 30, 2013 and 2012 (dollars in thousands):

	2013		2012
	Amount	% of Total	Amount	% of Total
Railcar switching	$42,199	41.2%	$34,273	55.2%
Car hire and rental income	8,893	8.7%	5,220	8.4%
Fuel sales to third parties	11	—%	1,339	2.2%
Demurrage and storage	16,011	15.6%	6,631	10.7%
Car repair services	4,894	4.8%	2,070	3.3%
Construction revenues	11,466	11.2%	—	—%
Other non-freight revenues	19,003	18.5%	12,573	20.2%
Total non-freight revenues	$102,477	100.0%	$62,106	100.0%
The following table sets forth non-freight revenues by new operations and existing operations for the three months ended September 30, 2013 and 2012 (dollars in thousands):

	2013			2012	Increase/(Decrease) in Total Operations		Increase/ (Decrease) in Existing Operations		Currency Impact
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%
Railcar switching	$42,199	$5,090	$37,109	$34,273	$7,926	23.1%	$2,836	8.3%	$(845)
Car hire and rental income	8,893	4,909	3,984	5,220	3,673	70.4%	(1,236)	(23.7)%	(246)
Fuel sales to third parties	11	—	11	1,339	(1,328)	(99.2)%	(1,328)	(99.2)%	—
Demurrage and storage	16,011	8,622	7,389	6,631	9,380	141.5%	758	11.4%	(50)
Car repair services	4,894	2,853	2,041	2,070	2,824	136.4%	(29)	(1.4)%	(9)
Construction revenues	11,466	11,466	—	—	11,466	100.0%	—	—%	—
Other non-freight revenues	19,003	7,673	11,330	12,573	6,430	51.1%	(1,243)	(9.9)%	(938)
Total non-freight revenues	$102,477	$40,613	$61,864	$62,106	$40,371	65.0%	$(242)	(0.4)%	$(2,088)
Total non-freight revenues increased $40.4 million, or 65.0%, to $102.5 million in the three months ended September 30, 2013, compared with $62.1 million in the three months ended September 30, 2012. The increase was attributable to $40.6 million from new operations, including $11.5 million from Atlas Railroad Construction Company (a subsidiary acquired in the RailAmerica acquisition), partially offset by a decrease of $0.2 million from existing operations. The decrease in non-freight revenues from existing operations was principally due to $2.1 million from the net depreciation of the Australian and Canadian dollar and the Euro relative to the United States dollar, a $1.3 million decrease in fuel sales to third parties due to the sale of our fuel-sales business in South Australia in the third quarter of 2012, partially offset by higher railcar switching revenues of $3.7 million due to new and expanded customer contracts in Australia and the United States.

Operating Expenses
Overview
Operating expenses were $299.6 million in the three months ended September 30, 2013, compared with $169.9 million in the three months ended September 30, 2012, an increase of $129.8 million, or 76.4%. In total, labor and benefits increased $48.5 million in the three months ended September 30, 2013 primarily related to the addition of employees from the acquisition of RailAmerica and wage and benefit increases for existing employees. Of the remaining $81.2 million increase in operating expenses, $79.8 million was from new operations, $4.8 million was from existing operations and $2.0 million was from RailAmerica integration costs, partially offset by a $5.4 million decrease due to the net depreciation of the Australian and Canadian dollars and Euro relative to the United States dollar. In addition, during the three months ended September 30, 2013, we incurred approximately $1.6 million in costs at certain former RailAmerica railroads that were short of crews to handle improving traffic levels. As such, we simultaneously incurred costs for overtime, contractors and car hire and began hiring and training new crews in several of the former RailAmerica railroads to support the traffic growth. We also elected to incur approximately $2.4 million in expenses to upgrade facilities, equipment and track at many of these same railroads to meet our safety and operating standards.
Our operating ratio, defined as total operating expenses divided by total operating revenues, was 74.7% in the three months ended September 30, 2013, compared with 76.3% in the three months ended September 30, 2012. Income from operations in the third quarter of 2013 included $2.4 million in expenses to upgrade facilities, equipment and track at certain former RailAmerica railroads to meet our safety and operating standards, a $2.0 million charge to depreciation and amortization expense related to prior periods associated with our final allocation of fair values to the assets and liabilities acquired from RailAmerica, $2.0 million of RailAmerica integration costs, $1.6 million in costs at certain former RailAmerica railroads that were short of crews to handle improving traffic levels and $1.6 million of expense associated with the 2011 Edith River derailment, partially offset by a $1.5 million insurance recovery related to the Edith River derailment and a $0.7 million net gain on the sale of assets. Income from operations in the three months ended September 30, 2012 included $5.2 million of RailAmerica acquisition-related costs and $0.6 million of other business development costs, partially offset by a $3.0 million gain on the sale of assets.
Changes in foreign currency exchange rates can have a material impact on our operating revenues and operating expenses. However, the net impact of these foreign currency translation effects should not have a material impact on our operating ratio.
The following table sets forth a comparison of our operating expenses for the three months ended September 30, 2013 and 2012 (dollars in thousands):

	2013		2012		Currency Impact
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$110,609	27.7%	$64,022	28.8%	$(1,949)
Equipment rents	20,457	5.1%	9,289	4.2%	(315)
Purchased services	32,614	8.1%	20,981	9.4%	(1,655)
Depreciation and amortization	37,334	9.3%	18,980	8.5%	(804)
Diesel fuel used in operations	35,660	8.9%	21,511	9.7%	—
Diesel fuel sold to third parties	11	—%	1,359	0.6%	—
Casualties and insurance	10,439	2.6%	6,237	2.8%	(238)
Materials	19,364	4.8%	6,241	2.8%	(93)
Trackage rights	13,430	3.3%	7,391	3.3%	—
Net gain on sale of assets	(703)	(0.2)%	(3,018)	(1.4)%	212
Gain on insurance recoveries	(1,465)	(0.4)%	—	—%	(5)
Other expenses	19,887	5.0%	11,676	5.3%	(586)
RailAmerica acquisition-related costs	—	—%	5,201	2.3%	—
RailAmerica integration costs	2,010	0.5%	—	—%	—
Total operating expenses	$299,647	74.7%	$169,870	76.3%	$(5,433)
The following information discusses the significant changes in operating expenses.

Labor and benefits expense was $110.6 million in the three months ended September 30, 2013, compared with $64.0 million in the three months ended September 30, 2012, an increase of $46.6 million, or 72.8%. The increase consisted of $45.4 million due to an increase in the average number of employees, $2.1 million due to annual wage increases and $1.0 million due to an increase in benefit expenses, partially offset by $1.9 million due to the net depreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar. Our average number of employees during the three months ended September 30, 2013 increased by approximately 2,100 compared with our average number of employees during the three months ended September 30, 2012, primarily as a result of the RailAmerica acquisition and hiring of new employees to provide service under a new iron ore contract in South Australia.
Equipment rents expense was $20.5 million in the three months ended September 30, 2013, compared with $9.3 million in the three months ended September 30, 2012, an increase of $11.2 million, or 120.2%. The increase primarily resulted from the newly acquired RailAmerica railroads.
Purchased services expense, which consists primarily of the costs of services provided by outside contractors for repairs and maintenance of track property, locomotives, freight cars and other equipment, as well as contract labor costs for crewing services, was $32.6 million in the three months ended September 30, 2013, compared with $21.0 million in the three months ended September 30, 2012, an increase of $11.6 million, or 55.4%. The increase primarily resulted from the newly acquired RailAmerica railroads.
Depreciation and amortization expense was $37.3 million in the three months ended September 30, 2013, compared with $19.0 million in the three months ended September 30, 2012, an increase of $18.4 million, or 96.7%. The increase was primarily driven by the newly acquired RailAmerica railroads and included $2.0 million of expense related to prior periods associated with our final allocation of fair values to the assets and liabilities acquired from RailAmerica.
The cost of diesel fuel used in operations was $35.7 million in the three months ended September 30, 2013, compared with $21.5 million in the three months ended September 30, 2012, an increase of $14.1 million, or 65.8%. The increase was attributable to $13.8 million from new operations, primarily driven by the newly acquired RailAmerica railroads, partially offset by a decrease of $0.3 million from existing operations.
The $1.3 million, or 99.2%, decrease, in fuel sales to third parties was due to the sale of our fuel-sales business in South Australia in the third quarter of 2012.
Casualties and insurance expense was $10.4 million in the three months ended September 30, 2013, compared with $6.2 million in the three months ended September 30, 2012, an increase of $4.2 million, or 67.4%. The increase primarily resulted from the newly acquired RailAmerica railroads, as well as $1.6 million of additional expense associated with the 2011 Edith River Derailment.
Materials expense, which consists primarily of the costs of materials purchased for use in repairing and maintaining our track property, locomotives, rail cars and other equipment as well as costs for general tools and supplies used in our business, was $19.4 million in the three months ended September 30, 2013, compared with $6.2 million in the three months ended September 30, 2012, an increase of $13.1 million. The increase was attributable to $11.9 million from new operations, including $4.5 million from Atlas Railroad Construction Company, and a $1.3 million increase from existing operations. The increase from existing operations was due to increased track property repairs and locomotive repairs in the three months ended September 30, 2013.
Trackage rights expense was $13.4 million in the three months ended September 30, 2013, compared with $7.4 million in the three months ended September 30, 2012, an increase of $6.0 million, or 81.7%. The increase was primarily attributable to $2.4 million from new operations, primarily driven by the newly acquired RailAmerica railroads, and a $3.6 million increase in existing operations, primarily due to new traffic from an iron ore customer in South Australia that moves over a segment of track owned by a third party.
Other expenses were $19.9 million in the three months ended September 30, 2013, compared with $11.7 million in the three months ended September 30, 2012, an increase of $8.2 million, or 70.3%. The increase was attributable to $5.9 million from new operations and a $2.4 million increase in existing operations.
RailAmerica acquisition-related costs of $5.2 million in the three months ended September 30, 2012 consisted primarily of acquisition and financing-related expenses from the RailAmerica acquisition.
RailAmerica integration costs of $2.0 million in the three months ended September 30, 2013 included severance costs and expenses related to the acceleration of stock-based compensation of RailAmerica employees.

Other Income (Expense) Items
Interest Expense
Total interest expense was $16.0 million in the three months ended September 30, 2013, compared with $8.8 million in the three months ended September 30, 2012. The increase in interest expense was primarily due to a higher debt balance resulting from the acquisition of RailAmerica.
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
Provision for Income Taxes
Our effective income tax rate in the three months ended September 30, 2013 was 25.1%. Included in our loss from continuing operations before income taxes for the three months ended September 30, 2012 was a $50.1 million mark-to-market expense associated with a contingent forward sale contract, which is a non-deductible expense for income tax purposes. See Note 5, Derivative Financial Instruments, to our Consolidated Financial Statements included elsewhere in this Form 10-Q for further details on the contingent forward sale contract. As a result, our provision for income tax was $15.3 million for the three months ended September 30, 2012, which represents 33.4% of income from continuing operations other than the mark-to-market expense. The decrease in the effective income tax rate for the three months ended September 30, 2013 as compared with the three months ended September 30, 2012 was primarily attributable to the renewal of the United States Short Line Tax Credit on January 2, 2013.
The United States Short Line Tax Credit is an income tax track maintenance credit for Class II and Class III railroads to reduce their federal income tax based on qualified railroad track maintenance expenditures (the Short Line Tax Credit). Qualified expenditures include amounts incurred for maintaining track, including roadbed, bridges and related track structures owned or leased by a Class II or Class III railroad. The credit is equal to 50% of the qualified expenditures, subject to an annual limitation of $3,500 multiplied by the number of miles of railroad track owned or leased by the Class II or Class III railroad as of the end of their tax year. The Short Line Tax Credit was in existence from 2005 through 2011. On January 2, 2013, the United States Short Line Tax Credit was extended for 2012 and 2013. The extension of the Short Line Tax Credit produced book income tax benefits of $41.0 million for fiscal year 2012. Since the extension became law in 2013, the 2012 impact was recorded in the first quarter of 2013.
Income/(Loss) and Earnings/(Loss) Per Common Share from Continuing Operations
Income from continuing operations, net of tax, in the three months ended September 30, 2013 was $66.3 million, compared with loss from continuing operations, net of tax, in the three months ended September 30, 2012 of $19.6 million. Our basic EPS from continuing operations were $1.20 with 54.6 million weighted average shares outstanding in the three months ended September 30, 2013, compared with basic loss per common share from continuing operations of $0.47 with 41.7 million weighted average shares outstanding in the three months ended September 30, 2012. Our diluted EPS from continuing operations in the three months ended September 30, 2013 were $1.16 with 56.7 million weighted average shares outstanding, compared with diluted loss per common share from continuing operations of $0.47 with 41.7 million weighted average shares outstanding in the three months ended September 30, 2012.

The following table sets forth the increase in our weighted average basic shares outstanding for the three months ended September 30, 2013 and 2012 as a result of our public offering of Class A common stock, shares issuable upon settlement of the prepaid stock purchase contract component of the TEUs based on the market price of our Class A common stock and from the February 13, 2013 conversion of the Series A-1 Preferred Stock into our Class A common stock (see Note 3, Earnings/(Loss) Per Common Share, to our Consolidated Financial Statements included elsewhere in this Form 10-Q):

	Three Months Ended
	September 30,
	2013	2012
Class A common stock offering	3,791,004	453,272
Shares issuable upon settlement of the prepaid stock purchase contract component of the TEUs	2,841,650	411,307
Conversion of Series A-1 Preferred Stock	5,984,232	—
Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012
Operating Revenues
The following table breaks down our operating revenues into new operations and existing operations for the nine months ended September 30, 2013 and 2012 (dollars in thousands):

	2013			2012	Increase in Total Operations		Increase/(Decrease) in Existing Operations
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%	Currency Impact
Freight revenues	$879,864	$365,655	$514,209	$459,399	$420,465	91.5%	$54,810	11.9%	$(8,809)
Non-freight revenues	297,473	116,688	180,785	188,201	109,272	58.1%	(7,416)	(3.9)%	(2,691)
Total operating revenues	$1,177,337	$482,343	$694,994	$647,600	$529,737	81.8%	$47,394	7.3%	$(11,500)
Carloads	1,414,106	686,185	727,921	697,276	716,830	102.8%	30,645	4.4%

Freight Revenues
The following table compares freight revenues, carloads and average freight revenues per carload for the nine months ended September 30, 2013 and 2012 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
	2013		2012		2013		2012
Commodity Group	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	2013	2012
Agricultural Products	$97,850	11.0%	$48,081	10.5%	179,013	12.7%	78,068	11.2%	$547	$616
Metallic Ores*	91,442	10.4%	46,423	10.1%	51,603	3.6%	29,942	4.3%	1,772	1,550
Chemicals & Plastics	98,267	11.2%	41,786	9.1%	124,035	8.8%	52,070	7.5%	792	802
Metals	96,252	10.9%	46,718	10.2%	133,000	9.4%	72,604	10.4%	724	643
Pulp & Paper	83,597	9.5%	49,054	10.7%	126,780	9.0%	75,610	10.8%	659	649
Coal & Coke	81,956	9.3%	53,358	11.6%	240,540	17.0%	127,033	18.2%	341	420
Minerals & Stone	73,830	8.4%	36,862	8.0%	169,076	12.0%	98,613	14.1%	437	374
Intermodal**	72,561	8.3%	67,295	14.7%	54,019	3.8%	47,920	6.9%	1,343	1,404
Lumber & Forest Products	59,835	6.8%	25,697	5.6%	101,274	7.2%	52,122	7.5%	591	493
Petroleum Products	48,766	5.6%	18,509	4.0%	81,148	5.7%	19,258	2.8%	601	961
Food or Kindred Products	23,375	2.7%	3,802	0.8%	40,168	2.8%	7,984	1.1%	582	476
Waste	17,204	2.0%	9,793	2.1%	32,167	2.3%	15,697	2.3%	535	624
Autos & Auto Parts	19,667	2.2%	6,306	1.4%	26,998	1.9%	7,526	1.1%	728	838
Other	15,262	1.7%	5,715	1.2%	54,285	3.8%	12,829	1.8%	281	445
Total	$879,864	100.0%	$459,399	100.0%	1,414,106	100.0%	697,276	100.0%	$622	$659

*	Carload amounts include carloads and intermodal units
**	Carload amounts represent intermodal units
Total freight traffic increased 716,830 carloads, or 102.8%, in the nine months ended September 30, 2013, compared with the same period in 2012. Carloads from existing operations increased 30,645 carloads, or 4.4%, and new operations contributed 686,185 carloads. The same railroad traffic increase was principally due to increases of 14,302 carloads of metallic ores traffic, 8,928 carloads of petroleum products traffic, 6,097 carloads of intermodal traffic and 5,268 carloads of minerals and stone traffic, partially offset by a decrease of 5,593 carloads of coal and coke traffic. All remaining traffic from existing operations increased by a net 1,643 carloads.
Average freight revenues per carload decreased 5.6% to $622 in the nine months ended September 30, 2013, compared with the same period in 2012. Average freight revenues per carload from existing operations increased 7.1% to $706. Changes in the commodity mix and fuel surcharges increased average freight revenues per carload from existing operations by 4.9% and 0.3%, respectively, partially offset by the depreciation of the Australian and Canadian dollars relative to the United States dollar, which decreased average freight revenues per carload from existing operations by 2.2%. Other than these factors, average freight revenues per carload from existing operations increased by 4.1%. Average freight revenues per carload were also positively impacted by changes in the mix of customers within certain commodity groups, primarily metallic ores.

The following table sets forth freight revenues by commodity group segregated into new operations and existing operations for the nine months ended September 30, 2013 and 2012 (dollars in thousands):

	2013			2012	Increase in Total Operations		(Decrease)/Increase in Existing Operations		Currency Impact
Commodity Group	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%
Agricultural Products	$97,850	$53,172	$44,678	$48,081	$49,769	103.5%	$(3,403)	(7.1)%	$(1,557)
Metallic Ores	91,442	4,948	86,494	46,423	45,019	97.0%	40,071	86.3%	(2,243)
Chemicals & Plastics	98,267	54,933	43,334	41,786	56,481	135.2%	1,548	3.7%	(107)
Metals	96,252	44,018	52,234	46,718	49,534	106.0%	5,516	11.8%	(149)
Pulp & Paper	83,597	33,205	50,392	49,054	34,543	70.4%	1,338	2.7%	(169)
Coal & Coke	81,956	30,761	51,195	53,358	28,598	53.6%	(2,163)	(4.1)%	(9)
Minerals & Stone	73,830	34,940	38,890	36,862	36,968	100.3%	2,028	5.5%	(481)
Intermodal	72,561	2	72,559	67,295	5,266	7.8%	5,264	7.8%	(3,809)
Lumber & Forest Products	59,835	31,906	27,929	25,697	34,138	132.8%	2,232	8.7%	(44)
Petroleum Products	48,766	26,778	21,988	18,509	30,257	163.5%	3,479	18.8%	(109)
Food or Kindred Products	23,375	19,787	3,588	3,802	19,573	514.8%	(214)	(5.6)%	(3)
Waste	17,204	6,385	10,819	9,793	7,411	75.7%	1,026	10.5%	(1)
Autos & Auto Parts	19,667	13,610	6,057	6,306	13,361	211.9%	(249)	(3.9)%	(96)
Other	15,262	11,210	4,052	5,715	9,547	167.1%	(1,663)	(29.1)%	(32)
Total freight revenues	$879,864	$365,655	$514,209	$459,399	$420,465	91.5%	$54,810	11.9%	$(8,809)
The following information discusses the significant changes in freight revenues from existing operations by commodity group. Changes in average freight revenues per carload in a commodity group can be impacted by changes in customer rates, fuel surcharges, changes in foreign currency exchange rates, as well as changes in the mix of customer traffic within a commodity group.
Agricultural products revenues decreased $3.4 million, or 7.1%. Agricultural products average freight revenues per carload decreased 8.3%, which decreased revenues by $3.9 million, while traffic volume increased 947 carloads, or 1.2%, which increased revenues by $0.5 million. The decrease in average freight revenues per carload included a 3.1%, or $1.5 million, negative impact due to the depreciation of the Australian and Canadian dollar relative to the United States dollar. The carload increase was primarily due to increased export grain traffic in Australia as well as increased shipments of corn in the midwestern United States, partially offset by lower volumes of Canadian winter wheat shipments. Because rates for Australian grain traffic have both a fixed and a variable component, the increase in Australian grain traffic resulted in lower average freight revenues per carload.
Metallic ores revenues increased $40.1 million, or 86.3%. Metallic ores traffic volume increased 14,302 carloads, or 47.8%, which increased revenues by $28.0 million, and average freight revenues per carload increased 26.1%, which increased revenues by $12.1 million. The increase in volume and average freight revenues per carload was primarily due to a new iron ore customer in Australia. The increase in average freight revenues per carload included a 6.4%, or $2.2 million, negative impacts due to the depreciation of the Australian and Canadian dollar relative to the United States dollar.
Metals revenues increased $5.5 million, or 11.8%. Metals traffic volume increased 4,459 carloads, or 6.1%, which increased revenues by $3.0 million, and average freight revenues per carload increased 5.4%, which increased revenues by $2.5 million. The carload increase was primarily due to increased shipments in the northeastern and southern United States.
Intermodal revenues increased $5.3 million, or 7.8%. Intermodal traffic volume increased 6,097 carloads, or 12.7%, which increased revenues by $8.2 million, while average freight revenues per carload decreased 4.3%, which decreased revenues by $2.9 million. The carload increase was primarily due to new business converted to rail from road in Australia. The decrease in average freight revenues per carload included a 5.7%, or $3.8 million, negative impact due to the depreciation of the Australian and Canadian dollar relative to the United States dollar.

Petroleum products revenues increased $3.5 million, or 18.8%. Petroleum products traffic volume increased 8,928 carloads, or 46.4%, which increased revenues by $7.0 million, while average freight revenues per carload decreased 18.8%, which decreased revenues by $3.5 million. The carload increase was primarily due to a new crude oil customer in the Pacific Northwest. The decrease in the average freight revenues per carload was due to customer mix.
Freight revenues from all remaining commodities increased $3.9 million.
Non-Freight Revenues
The following table sets forth non-freight revenues for the nine months ended September 30, 2013 and 2012 (dollars in thousands):

	2013		2012
	Amount	% of Total	Amount	% of Total
Railcar switching	$120,654	40.5%	$100,392	53.4%
Car hire and rental income	26,472	8.9%	15,862	8.4%
Fuel sales to third parties	380	0.1%	10,963	5.8%
Demurrage and storage	44,228	14.9%	19,400	10.3%
Car repair services	16,530	5.6%	6,002	3.2%
Construction revenues	32,889	11.1%	—	—%
Other non-freight revenues	56,320	18.9%	35,582	18.9%
Total non-freight revenues	$297,473	100.0%	$188,201	100.0%
The following table sets forth non-freight revenues by new operations and existing operations for the nine months ended September 30, 2013 and 2012 (dollars in thousands):

	2013			2012	Increase/(Decrease) in Total Operations		Increase/ (Decrease) in Existing Operations		Currency Impact
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%
Railcar switching	$120,654	$15,526	$105,128	$100,392	$20,262	20.2%	$4,736	4.7%	$(1,065)
Car hire and rental income	26,472	13,711	12,761	15,862	10,610	66.9%	(3,101)	(19.5)%	(314)
Fuel sales to third parties	380	—	380	10,963	(10,583)	(96.5)%	(10,583)	(96.5)%	—
Demurrage and storage	44,228	23,565	20,663	19,400	24,828	128.0%	1,263	6.5%	(65)
Car repair services	16,530	10,145	6,385	6,002	10,528	175.4%	383	6.4%	(13)
Construction revenues	32,889	32,889	—	—	32,889	100.0%	—	—	—
Other non-freight revenues	56,320	20,852	35,468	35,582	20,738	58.3%	(114)	(0.3)%	(1,234)
Total non-freight revenues	$297,473	$116,688	$180,785	$188,201	$109,272	58.1%	$(7,416)	(3.9)%	$(2,691)
Non-freight revenues increased $109.3 million, or 58.1%, to $297.5 million in the nine months ended September 30, 2013, compared with $188.2 million in the nine months ended September 30, 2012. The increase in non-freight revenues was attributable to $116.7 million from new operations, including $32.9 million from Atlas Railroad Construction Company, partially offset by a decrease of $7.4 million from existing operations. The decrease in non-freight revenues from existing operations was principally due to a $10.6 million decrease in fuel sales to third parties due to the sale of our fuel-sales business in South Australia in the third quarter of 2012 and $2.7 million from the net depreciation of the Australian and Canadian dollar and the Euro relative to the United States dollar, partially offset by higher railcar switching revenues of $5.8 million due to new and expanded customer contracts in Australia and the United States.

Operating Expenses
Overview
Operating expenses were $892.0 million in the nine months ended September 30, 2013, compared with $490.9 million in the nine months ended September 30, 2012, an increase of $401.0 million, or 81.7%. In total, labor and benefits increased $141.1 million in the nine months ended September 30, 2013, primarily related to the addition of employees from the acquisition of RailAmerica and wage and benefit increases for existing employees. Of the remaining $259.9 million increase in operating expenses, $231.5 million was from new operations, $19.6 million was from existing operations and $15.7 million was from RailAmerica integration costs, partially offset by a $6.9 million decrease due to the net depreciation of the Australian and Canadian dollars and Euro relative to the United States dollar. The increase in operating expenses from existing operations was driven primarily by higher net gain on the sale of assets and higher insurance recoveries in the nine months ended September 30, 2012, as well as increases in depreciation and amortization expense, diesel fuel used in operations and materials expense in the nine months ended September 30, 2013, partially offset by a $10.1 million decrease in diesel fuel sold to third parties, primarily due to the sale of our fuel-sales business in South Australia in the third quarter of 2012.
Our operating ratio, defined as total operating expenses divided by total operating revenues, was 75.8% in each of the nine months ended September 30, 2013 and the nine months ended September 30, 2012. Income from operations in the nine months ended September 30, 2013 included $15.7 million of RailAmerica integration costs, primarily associated with employee severance arrangements, partially offset by a $3.4 million net gain on the sale of assets. Income from operations in the nine months ended September 30, 2012 included a $10.4 million net gain on the sale of assets and a $5.2 million gain on insurance recoveries, primarily related to the Edith River Bridge derailment in Australia, partially offset by $5.2 million of RailAmerica acquisition-related costs and $2.5 million of other business development costs.
The following table sets forth a comparison of our operating expenses for the nine months ended September 30, 2013 and 2012 (dollars in thousands):

	2013		2012		Currency Impact
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$329,696	28.0%	$191,145	29.5%	$(2,555)
Equipment rents	58,158	5.0%	28,073	4.3%	(429)
Purchased services	91,761	7.8%	58,331	9.0%	(2,132)
Depreciation and amortization	105,718	9.0%	54,947	8.5%	(1,047)
Diesel fuel used in operations	109,539	9.3%	64,643	10.0%	—
Diesel fuel sold to third parties	362	—%	10,460	1.6%	—
Casualties and insurance	28,433	2.4%	17,727	2.7%	(335)
Materials	61,928	5.3%	19,131	3.0%	(126)
Trackage rights	37,057	3.1%	21,807	3.4%	—
Net gain on sale of assets	(3,419)	(0.3)%	(10,447)	(1.6)%	236
Gain on insurance recoveries	(1,465)	(0.1)%	(5,186)	(0.8)%	286
Other expenses	58,471	5.0%	34,306	5.3%	(770)
RailAmerica acquisition-related costs	—	—%	6,001	0.9%	—
RailAmerica integration costs	15,740	1.3%	—	—%	—
Total operating expenses	$891,979	75.8%	$490,938	75.8%	$(6,872)
The following information discusses the significant changes in operating expenses.
Labor and benefits expense was $329.7 million in the nine months ended September 30, 2013, compared with $191.1 million in the nine months ended September 30, 2012, an increase of $138.6 million, or 72.5%. The increase consisted of $132.0 million due to an increase in the average number of employees, $6.6 million due to annual wage increases and $2.6 million due to an increase in benefit expenses, partially offset by $2.6 million due to the net depreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar. Our average number of employees during the nine months ended September 30, 2013 increased by approximately 2,040 compared with our average number of employees during the nine months ended September 30, 2012, primarily as a result of the RailAmerica acquisition and hiring of new employees to provide service under a new iron ore contract in South Australia.

Equipment rents expense was $58.2 million in the nine months ended September 30, 2013, compared with $28.1 million in the nine months ended September 30, 2012, an increase of $30.1 million, or 107.2%. The increase primarily resulted from the newly acquired RailAmerica railroads.
Purchased services expense, which consists primarily of the costs of services provided by outside contractors for repairs and maintenance of track property, locomotives, freight cars and other equipment as well as contract labor costs for crewing services, was $91.8 million in the nine months ended September 30, 2013, compared with $58.3 million in the nine months ended September 30, 2012, an increase of $33.4 million, or 57.3%. The increase primarily resulted from the newly acquired RailAmerica railroads.
Depreciation and amortization expense was $105.7 million in the nine months ended September 30, 2013, compared with $54.9 million in the nine months ended September 30, 2012, an increase of $50.8 million, or 92.4%. The increase was attributable to $46.9 million from new operations, primarily driven by the newly acquired RailAmerica railroads, and a $3.9 million increase from existing operations, primarily due to the purchase of new locomotives and rail cars in Australia in 2012.
The cost of diesel fuel used in operations was $109.5 million in the nine months ended September 30, 2013, compared with $64.6 million in the nine months ended September 30, 2012, an increase of $44.9 million, or 69.5%. The increase was attributable to $43.5 million from new operations, primarily driven by the newly acquired RailAmerica railroads, and an increase of $1.4 million from existing operations.
The cost of diesel fuel sold to third parties was $0.4 million in the nine months ended September 30, 2013, compared with $10.5 million in the nine months ended September 30, 2012, a decrease of $10.1 million, or 96.5%. The decrease was primarily due to the sale of our third-party fuel-sales business in South Australia in the third quarter of 2012.
Casualties and insurance expense was $28.4 million in the nine months ended September 30, 2013, compared with $17.7 million in the nine months ended September 30, 2012, an increase of $10.7 million, or 60.4%. The increase primarily resulted from the newly acquired RailAmerica railroads.
Materials expense, which primarily consists of the costs of materials purchased for use in repairing and maintaining our track property, locomotives, rail cars and other equipment as well as costs for general tools and supplies used in our business, was $61.9 million in the nine months ended September 30, 2013, compared with $19.1 million in the nine months ended September 30, 2012, an increase of $42.8 million. The increase was attributable to $38.7 million from new operations, including $16.9 million from Atlas Railroad Construction Company, and a $4.1 million increase from existing operations. The increase from existing operations was due to increased track property and locomotive repairs in the nine months ended September 30, 2013.
Trackage rights expense was $37.1 million in the nine months ended September 30, 2013, compared with $21.8 million in the nine months ended September 30, 2012, an increase of $15.3 million, or 69.9%. The increase was primarily attributable to $8.2 million from new operations, primarily driven by the newly acquired RailAmerica railroads, and a $7.1 million increase in existing operations, primarily due to new traffic from an iron ore customer in South Australia that moves over a segment of track owned by a third party.
Other expenses were $58.5 million in the nine months ended September 30, 2013, compared with $34.3 million in the nine months ended September 30, 2012, an increase of $24.2 million, or 70.4%. The increase was primarily attributable to the newly acquired RailAmerica railroads.
RailAmerica acquisition-related costs of $6.0 million in the nine months ended September 30, 2012 consisted primarily of acquisition and financing-related expenses from the RailAmerica acquisition.
RailAmerica integration costs of $15.7 million in the nine months ended September 30, 2013 consisted primarily of severance costs and expenses related to the acceleration of stock-based compensation of RailAmerica employees.
Other Income (Expense) Items
Interest Expense
Total interest expense was $53.4 million in the nine months ended September 30, 2013, compared with $26.1 million in the nine months ended September 30, 2012. The increase in interest expense was primarily due to a higher debt balance resulting from the acquisition of RailAmerica.

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
Provision for Income Taxes
Included in our net income for the nine months ended September 30, 2013 was a $41.0 million benefit associated with the retroactive extension of the United States Short Line Tax Credit for fiscal year 2012, which was signed into law on January 2, 2013. Our provision for income tax was $63.5 million for the nine months ended September 30, 2013, which represented 26.8% of income from continuing operations other than the retroactive benefit. Included in our income from continuing operations before income taxes for the nine months ended September 30, 2012 was a $50.1 million mark-to-market expense associated with a contingent forward sale contract, which is a non-deductible expense for income tax purposes. See Note 5, Derivative Financial Instruments, to our Consolidated Financial Statements included elsewhere in this Form 10-Q for further details on the contingent forward sale contract. As a result, our provision for income tax was $46.1 million for the nine months ended September 30, 2012, which represents 34.1% of income from continuing operations other than the mark-to-market expense. The decrease in the effective income tax rate for the nine months ended September 30, 2013 as compared with the nine months ended September 30, 2012 was primarily attributable to the renewal of the United States Short Line Tax Credit through December 31, 2013. The extension of the Short Line Tax Credit produced book income tax benefits of $41.0 million for fiscal year 2012. Since the extension became law in 2013, the 2012 impact was recorded in the first quarter of 2013.
Income and Earnings Per Common Share from Continuing Operations
Income from continuing operations, net of tax, in the nine months ended September 30, 2013 was $214.0 million, compared with income from continuing operations, net of tax, in the nine months ended September 30, 2012 of $39.1 million. Our basic EPS from continuing operations were $3.94 with 53.5 million weighted average shares outstanding in the nine months ended September 30, 2013, compared with basic EPS from continuing operations of $0.96 with 40.9 million weighted average shares outstanding in the nine months ended September 30, 2012. Our diluted EPS from continuing operations in the nine months ended September 30, 2013 were $3.76 with 56.6 million weighted average shares outstanding, compared with diluted EPS from continuing operations of $0.90 with 43.5 million weighted average shares outstanding in the nine months ended September 30, 2012.
The following table sets forth the increase in our weighted average basic shares outstanding for the nine months ended September 30, 2013 and 2012 as a result of our public offering of Class A common stock, shares issuable upon settlement of the prepaid stock purchase contract component of the TEUs based on the market price of our Class A common stock and from the February 13, 2013 conversion of the Series A-1 Preferred Stock into our Class A common stock (see Note 3, Earnings/(Loss) Per Common Share, to our Consolidated Financial Statements included elsewhere in this Form 10-Q):

	Nine Months Ended
	September 30,
	2013	2012
Class A common stock offering	3,791,004	152,194
Shares issuable upon settlement of the prepaid stock purchase contact component of the TEUs	2,841,650	138,103
Conversion of Series A-1 Preferred Stock	5,019,740	—
Segment Information
Our various railroad lines are organized into 11 operating regions. All of the regions have similar economic and other characteristics; however, we present our financial information as two reportable segments, North American & European Operations and Australian Operations.

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
The following table sets forth our North American & European Operations and Australian Operations for the three months ended September 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	North American & European Operations	Australian Operations	Total Operations	North American & European Operations	Australian Operations	Total Operations
Revenues:
Freight	$233,285	$65,626	$298,911	$107,567	$53,072	$160,639
Non-freight	85,794	16,672	102,466	42,756	18,011	60,767
Fuel sales to third parties	—	11	11	—	1,339	1,339
Total revenues	319,079	82,309	401,388	150,323	72,422	222,745
Operating expenses:
Labor and benefits	94,310	16,299	110,609	48,880	15,142	64,022
Equipment rents	17,706	2,751	20,457	6,716	2,573	9,289
Purchased services	19,322	13,292	32,614	6,753	14,228	20,981
Depreciation and amortization	30,704	6,630	37,334	12,495	6,485	18,980
Diesel fuel used in operations	27,720	7,940	35,660	13,632	7,879	21,511
Diesel fuel sold to third parties	—	11	11	—	1,359	1,359
Casualties and insurance	6,671	3,768	10,439	4,295	1,942	6,237
Materials	18,830	534	19,364	5,706	535	6,241
Trackage rights	7,383	6,047	13,430	4,784	2,607	7,391
Net gain on sale of assets	(661)	(42)	(703)	(1,081)	(1,937)	(3,018)
Gain on insurance recoveries	—	(1,465)	(1,465)	—	—	—
Other expenses	18,060	1,827	19,887	9,371	2,305	11,676
RailAmerica acquisition-related costs	—	—	—	5,201	—	5,201
RailAmerica integration costs	2,010	—	2,010	—	—	—
Total operating expenses	242,055	57,592	299,647	116,752	53,118	169,870

Income from operations	$77,024	$24,717	$101,741	$33,571	$19,304	$52,875

Operating ratio	75.9%	70.0%	74.7%	77.7%	73.3%	76.3%

Interest expense	$(12,473)	$(3,556)	$(16,029)	$(4,621)	$(4,193)	$(8,814)
Interest income	$926	$66	$992	$783	$145	$928
Provision for income taxes	$(17,296)	$(4,944)	$(22,240)	$(10,764)	$(4,539)	$(15,303)
Carloads	422,770	60,053	482,823	192,168	50,615	242,783
Expenditures for additions to property & equipment, net of grants from outside parties	$31,277	$8,954	$40,231	$24,023	$33,320	$57,343

Revenues from our North American & European Operations were $319.1 million in the three months ended September 30, 2013, compared with $150.3 million in the three months ended September 30, 2012, an increase of $168.8 million, or 112.3%. The $168.8 million increase in revenues from our North American & European Operations consisted of a $125.7 million increase in freight revenues and a $43.0 million increase in non-freight revenues, in each case, primarily due to the newly acquired RailAmerica railroads.
Operating expenses from our North American & European Operations were $242.1 million in the three months ended September 30, 2013, compared with $116.8 million in the three months ended September 30, 2012, an increase of $125.3 million. In total, labor and benefits increased $45.4 million in the three months ended September 30, 2013, primarily as a result of the newly acquired RailAmerica railroads and wage and benefit increases for existing employees. The remaining $79.9 million increase in operating expenses resulted primarily from the newly acquired RailAmerica railroads and included $2.0 million of RailAmerica integration costs.
Revenues from our Australian Operations were $82.3 million in the three months ended September 30, 2013, compared with $72.4 million in the three months ended September 30, 2012, an increase of $9.9 million, or 13.7%. The increase in revenues included a $12.6 million increase in freight revenues, partially offset by a $1.3 million decrease in fuel sales to third parties. The $12.6 million increase in freight revenues consisted of $10.3 million due to a 9,438, or 18.6%, carload increase and $8.5 million due to an 18.0% increase in average freight revenues per carload, partially offset by $6.2 million from the depreciation of the Australian dollar relative to the United States dollar. The increase in carloads and average freight revenues per carload was primarily due to a new iron ore customer. The $1.3 million decrease in fuel sales to third parties was due to the sale of our fuel-sales business in South Australia in the third quarter of 2012.
Operating expenses from our Australian Operations were $57.6 million in the three months ended September 30, 2013, compared with $53.1 million in the three months ended September 30, 2012, an increase of $4.5 million, or 8.4%. The increase in operating expenses resulted primarily from the additional resources required to support a new iron ore contract in South Australia, which began in the fourth quarter of 2012, including approximately 65 new employees, increased trackage rights expense and additional expenses for fuel and for maintenance of plant and equipment. Operating expenses in the three months ended September 30, 2013 also included additional depreciation expense resulting from the purchase of new equipment and a $1.3 million decrease in diesel fuel sold to third parties, primarily as a result of the sale of our fuel-sales business in South Australia. The depreciation of the Australian dollar relative to the United States dollar in the three months ended September 30, 2013 compared with the three months ended September 30, 2012 resulted in a $5.2 million decrease in operating expenses.

The following table sets forth our North American & European Operations and Australian Operations for the nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	North American & European Operations	Australian Operations	Total Operations	North American & European Operations	Australian Operations	Total Operations
Revenues:
Freight	$687,127	$192,737	$879,864	$311,611	$147,788	$459,399
Non-freight	248,263	48,830	297,093	127,840	49,398	177,238
Fuel sales to third parties	—	380	380	—	10,963	10,963
Total revenues	935,390	241,947	1,177,337	439,451	208,149	647,600
Operating expenses:
Labor and benefits	279,095	50,601	329,696	147,251	43,894	191,145
Equipment rents	50,174	7,984	58,158	19,744	8,329	28,073
Purchased services	52,819	38,942	91,761	19,489	38,842	58,331
Depreciation and amortization	85,503	20,215	105,718	37,354	17,593	54,947
Diesel fuel used in operations	86,281	23,258	109,539	41,858	22,785	64,643
Diesel fuel sold to third parties	—	362	362	—	10,460	10,460
Casualties and insurance	20,246	8,187	28,433	11,657	6,070	17,727
Materials	60,201	1,727	61,928	17,858	1,273	19,131
Trackage rights	21,379	15,678	37,057	13,803	8,004	21,807
Net gain on sale of assets	(3,029)	(390)	(3,419)	(8,376)	(2,071)	(10,447)
Gain on insurance recoveries	—	(1,465)	(1,465)	—	(5,186)	(5,186)
Other expenses	53,041	5,430	58,471	28,030	6,276	34,306
RailAmerica acquisition-related costs	—	—	—	6,001	—	6,001
RailAmerica integration costs	15,740	—	15,740	—	—	—
Total operating expenses	721,450	170,529	891,979	334,669	156,269	490,938

Income from operations	$213,940	$71,418	$285,358	$104,782	$51,880	$156,662

Operating ratio	77.1%	70.5%	75.8%	76.2%	75.1%	75.8%

Interest expense	$(41,566)	$(11,786)	$(53,352)	$(14,107)	$(11,945)	$(26,052)
Interest income	$2,730	$255	$2,985	$2,407	$352	$2,759
Provision for income taxes	$(6,634)	$(15,900)	$(22,534)	$(33,723)	$(12,328)	$(46,051)
Carloads	1,234,847	179,259	1,414,106	543,021	154,255	697,276
Expenditures for additions to property & equipment, net of grants from outside parties	$105,203	$41,354	146,557	$50,761	$94,839	$145,600
Revenues from our North American & European Operations were $935.4 million in the nine months ended September 30, 2013, compared with $439.5 million in the nine months ended September 30, 2012, an increase of $495.9 million, or 112.9%. The $495.9 million increase in revenues from our North American & European Operations consisted of a $375.5 million increase in freight revenues and a $120.4 million increase in non-freight revenues, in each case, primarily due to the newly acquired RailAmerica railroads.

Operating expenses from our North American & European Operations were $721.5 million in the nine months ended September 30, 2013, compared with $334.7 million in the nine months ended September 30, 2012, an increase of $386.8 million. In total, labor and benefits increased $131.8 million in the nine months ended September 30, 2013, primarily related to the newly acquired RailAmerica railroads and wage and benefit increases for existing employees. The remaining $254.9 million increase in operating expenses was primarily driven by the newly acquired RailAmerica railroads, including $15.7 million of RailAmerica integration costs.
Revenues from our Australian Operations were $241.9 million in the nine months ended September 30, 2013, compared with $208.1 million in the nine months ended September 30, 2012, an increase of $33.8 million, or 16.2%. The increase in revenues included a $44.9 million increase in freight revenues, partially offset by a $10.6 million decrease in fuel sales to third parties. The $44.9 million increase in freight revenues consisted of $26.9 million due to a 25,004, or 16.2%, carload increase and $26.1 million, or 18.7%, increase in average freight revenues per carload, partially offset by $8.0 million from the depreciation of the Australian dollar relative to the United States dollar. The increase in average freight revenues per carload and volume was primarily due to a new iron ore customer and the resumption of traffic in 2013 that had been halted due to the Edith River Bridge outage in 2012. The $10.6 million decrease in fuel sales to third parties was due to the sale of our fuel-sales business in South Australia in the third quarter of 2012.
Operating expenses from our Australian Operations were $170.5 million in the nine months ended September 30, 2013, compared with $156.3 million in the nine months ended September 30, 2012, an increase of $14.3 million, or 9.1%. The increase in operating expenses primarily resulted from the additional resources required to support a new iron ore contract in South Australia, which began in the fourth quarter of 2012, including approximately 65 new employees and increased trackage rights expense and additional expenses for fuel and for maintenance of plant and equipment. Operating expenses in the nine months ended September 30, 2013 also included additional depreciation expense resulting from the purchase of new equipment and a $10.1 million decrease in diesel fuel sold to third parties, primarily as a result of the sale of our fuel-sales business in South Australia. Operating expenses in the nine months ended September 30, 2012 included a gain on insurance recoveries of $5.2 million. The depreciation of the Australian dollar relative to the United States dollar in the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012 resulted in a $6.5 million decrease in operating expenses.
Liquidity and Capital Resources
During the nine months ended September 30, 2013, we generated $278.7 million of cash from operating activities from continuing operations, compared with $169.5 million of cash from operating activities from continuing operations during the nine months ended September 30, 2012. For the nine months ended September 30, 2013 and 2012, changes in working capital decreased net cash flow from operating activities by $53.3 million and $13.1 million, respectively. The 2013 period included $11.3 million in cash paid for expenses related to the integration of RailAmerica.
During the nine months ended September 30, 2013 and 2012, our cash flows used in investing activities from continuing operations were $142.6 million and $132.4 million, respectively. For the nine months ended September 30, 2013, primary drivers of cash used in investing activities were $170.4 million of cash used for capital expenditures, including $31.8 million for new business investments, partially offset by $23.9 million in cash received from grants from outside parties for capital spending and $4.0 million in cash proceeds from the sale of property and equipment. For the nine months ended September 30, 2012, primary drivers of cash used in investing activities were $170.5 million of cash used for capital expenditures, including $80.3 million for Australian new business investments, partially offset by $24.9 million in cash received from grants from outside parties for capital spending and $13.7 million in cash proceeds from the sale of property and equipment.
During the nine months ended September 30, 2013, our cash used in financing activities from continuing operations were $169.0 million. During the nine months ended September 30, 2012, our cash flows provided by financing activities from continuing operations were $451.4 million. For the nine months ended September 30, 2013, primary drivers of cash used in financing activities from continuing operations were a net decrease in outstanding debt of $172.6 million, $2.1 million of dividends paid to Series A-1 Preferred Stockholders and $1.9 million of fees paid to amend our credit facility, partially offset by net cash inflows of $7.6 million from exercises of stock-based awards. For the nine months ended September 30, 2012, primary drivers of cash flows provided by financing activities from continuing operations were net proceeds of $234.4 million from the sale of our Class A common stock, net proceeds of $222.9 million from the sale of our TEUs and net cash inflows of $13.2 million from exercises of stock-based awards, partially offset by a net increase in outstanding debt of $19.0 million.
At September 30, 2013, we had long-term debt, including current portion, totaling $1,667.3 million, which was 44.2% of our total capitalization, and $405.9 million of unused borrowing capacity under our credit facility. At December 31, 2012, we had long-term debt, including current portion, totaling $1,858.1 million, which was 55.4% of our total capitalization, and $396.3 million of unused borrowing capacity under our credit facility.

Based on current expectations, we believe our cash and other liquid assets, anticipated future cash flows, availability under our credit facility, access to debt and equity capital markets and sources of available financing will be sufficient to fund expected operating, capital and debt service requirements and other financial commitments for the foreseeable future.
Credit Facilities
As of September 30, 2013, our $425.0 million revolving credit facility consisted of $15.9 million in borrowings, $3.2 million in letter of credit guarantees and $405.9 million of unused borrowing capacity. As of September 30, 2013, we had outstanding revolving loans of $11.0 million in the United States with an interest rate of 1.93% and €3.6 million in Europe (or $4.9 million at the exchange rate on September 30, 2013) with an interest rate of 1.84%.
During the nine months ended September 30, 2013, we made prepayments on our United States term loan of $69.0 million and prepayments on our Australian term loan of A$17.0 million (or $17.0 million at the average exchange rates during the periods in which paid). As of September 30, 2013, we had outstanding term loans of $1.5 billion in the United States with an interest rate of 1.93% and $159.9 million in Australia (or $149.0 million at the exchange rate on September 30, 2013) with an interest rate of 4.39%.
On March 28, 2013, we entered into Amendment No. 1 (the Amendment Agreement) to our New Credit Agreement, which provided for a 0.25% reduction in the applicable margins for our existing term loans and loans under our revolving credit facility. In March 2013, our Canadian term loan was prepaid in full, which resulted in the write-off of unamortized deferred financing costs of $0.5 million.
Our New Credit Agreement requires us to comply with certain covenants. As of September 30, 2013, we were in compliance with these covenants. See Note 9, Long-Term Debt, of our Annual Report on Form 10-K for the year ended December 31, 2012 for additional information regarding our credit facilities.
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
The railroad segment between Katherine and Darwin remained out of service for approximately 60 days. The Edith River Bridge reopened on February 29, 2012. In June 2012, we recorded a gain on insurance recoveries and a related insurance receivable of A$4.8 million (or $4.8 million at the average exchange rate in June 2012) for a business interruption claim. In September 2013, we recorded an additional gain on insurance recovery and a related insurance receivable of A$1.6 million (or $1.5 million at the average exchange rate in September 2013).

In December 2011, we recorded a liability of A$15.0 million (or $15.3 million at the exchange rate on December 31, 2011) for the estimated repair and related costs associated with the Edith River Derailment. Since we believe substantially all of these costs will be recovered through insurance, we also recorded a receivable of A$14.0 million (or $14.3 million at the exchange rate on December 31, 2011), with the difference representing our insurance deductible. We increased our estimate of costs associated with the Edith River Derailment, as well as our estimate of insurance recovery, each by A$12.8 million (or $13.3 million at the exchange rate on December 31, 2012) during the twelve months ended December 31, 2012. During the twelve months ended December 31, 2012, we made cash payments of A$26.3 million (or $27.3 million at the average exchange rate during the period) as a result of the derailment and received cash proceeds from insurance of A$22.1 million (or $20.9 million at the exchange rate on the date received). During the nine months ended September 30, 2013, we recorded an additional net liability of A$1.8 million (or $1.6 million at the exchange rate on September 30, 2013), made cash payments of A$2.7 million (or $2.6 million at the average exchange rate during the period) and received cash proceeds from insurance of A$10.0 million (or $10.4 million at the average exchange rates during the periods in which the cash was collected) related to the derailment.
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
2013 Expected Capital Expenditures
During the nine months ended September 30, 2013, we incurred $187.3 million in aggregate capital expenditures, of which we paid $147.5 million in cash and accrued $39.8 million in accounts payable as of September 30, 2013. We expect to receive $38.5 million in grants from outside parties related to this year-to-date activity, which was included in outstanding grant receivables from outside parties as of September 30, 2013.
Cash of $170.4 million paid for purchases of property and equipment during the nine months ended September 30, 2013 consisted of $147.5 million for 2013 capital projects and $22.9 million related to capital expenditures accrued in 2012. Grant proceeds during the nine months ended September 30, 2013 consisted of $17.8 million for grants related to 2013 capital expenditures and $6.0 million for grants related to our capital expenditures from prior years.
Accordingly, capital expenditures for the nine months ended September 30, 2013, as compared with our 2013 full year expected capital expenditures can be summarized as follows (dollars in thousands):

	2013 Expected	Actual for the
	Capital	Nine Months Ended
	Expenditures	September 30, 2013
Track and equipment improvements, self-funded	$145,000	$93,023
Track and equipment improvements, subject to third party funding	110,000	47,773
New business development	73,000	31,758
Specific 2013 projects	17,000	14,755
Grants from outside parties	(90,000)	(38,450)
Net capital expenditures	$255,000	$148,859
Off-Balance Sheet Arrangements
An off-balance sheet arrangement includes any contractual obligation, agreement or transaction involving an unconsolidated entity under which we (1) have made guarantees, (2) have a retained or contingent interest in transferred assets, or a similar arrangement, that serves as credit, liquidity or market risk support to that entity for such assets, (3) have an obligation under certain derivative instruments or (4) have any obligation arising out of a material variable interest in such an entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing or hedging services with us. Our off-balance sheet arrangements as of December 31, 2012 consisted of operating lease obligations. There were no material changes in our off-balance sheet arrangements during the nine months ended September 30, 2013.

Impact of Foreign Currencies on Operating Revenues and Expenses
When comparing the effects of average foreign currency exchange rates on revenues during the three and nine months ended September 30, 2013 with the three and nine months ended September 30, 2012, foreign currency translation had a net negative impact on our consolidated revenues due to the weakening of the Australian and Canadian dollars relative to the United States dollar partially offset by the strengthening of the Euro relative to the United States dollar. Since the world’s major crude oil and refined product market is traded in United States dollars, we believe there was little, if any, impact of foreign currency translation on our fuel sales and fuel costs. Currency effects related to operating revenues and expenses are presented within the discussion of these respective items included within this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Except as disclosed below, during the nine months ended September 30, 2013, there were no material changes to the Quantitative and Qualitative Disclosures About Market Risk previously disclosed in our 2012 Annual Report on Form 10-K.
The following table summarizes the fair value of our derivative instruments recorded in the consolidated balance sheets as of September 30, 2013 and December 31, 2012 (dollars in thousands):

		Fair Value
	Balance Sheet Location	September 30, 2013	December 31, 2012
Asset Derivatives:
Derivatives designated as hedges:
Interest rate swap agreements	Other assets, net	$28,759	$4,227
Derivatives not designated as hedges:
Cross-currency swap agreement	Prepaid expenses and other	$18,926	$255

Liability Derivatives:
Derivatives designated as hedges:
Interest rate swap agreements	Accrued expenses	$1,535	$3,777
Interest rate swap agreements	Other long-term liabilities	144	882
Total liability derivatives designated as hedges		$1,679	$4,659
Derivatives not designated as hedges:
Cross-currency swap agreement	Other long-term liabilities	$7,057	$143
The following table summarizes the Company's interest rate swap agreements which expired on September 30, 2013 (dollars in thousands):

		Notional Amount
Effective Date	Expiration Date	Date	Amount	Paid Fixed Rate	Receive Variable Rate
10/6/2008	9/30/2013	10/6/2008	$120,000	3.88%	1-month LIBOR
10/4/2012	9/30/2013	10/4/2012	$1,450,000	0.25%	1-month LIBOR
		12/31/2012	$1,350,000	0.25%	1-month LIBOR
		3/28/2013	$1,300,000	0.25%	1-month LIBOR
		6/28/2013	$1,250,000	0.25%	1-month LIBOR

ITEM 4.	CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures — We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, the disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Internal Control Over Financial Reporting — During the three months ended September 30, 2013, there were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
There were no unregistered sales of equity securities for the period covered by this Quarterly Report on Form 10-Q.
Issuer Purchases of Equity Securities

Period in 2013	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31	28,595	$85.41	—	—
August 1 to August 31	2,526	$89.09	—	—
September 1 to September 30	4,686	$91.62	—	—
Total	35,807	$86.48	—	—

(1)
The 35,807 shares acquired in the three months ended September 30, 2013 represent common stock acquired by us from our employees who surrendered shares in lieu of cash either to fund their exercise of stock options or to pay taxes on equity awards granted under our Second Amended and Restated 2004 Omnibus Plan.

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

GENESEE & WYOMING INC.

Date:	November 7, 2013	By:	/S/ TIMOTHY J. GALLAGHER
		Name:	Timothy J. Gallagher
		Title:	Chief Financial Officer (Principal Financial Officer)

Date:	November 7, 2013	By:	/S/ CHRISTOPHER F. LIUCCI
		Name:	Christopher F. Liucci
		Title:	Chief Accounting Officer (Principal Accounting Officer)

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

Exhibit No.	Description of Exhibits
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification

101
The following financial information from Genesee & Wyoming Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL includes: (i) Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and (v) the Notes to Consolidated Financial Statements.