Form 10-K
period 2013-12-31
GENESEE & WYOMING INC
filed 2014-02-27
CIK 1012620

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission File No. 001-31456
GENESEE & WYOMING INC.
(Exact name of registrant as specified in its charter)

Delaware	06-0984624
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 West Avenue, Darien, Connecticut	06820
(Address of principal executive offices)	(Zip Code)
(203) 202-8900
(Registrant’s telephone number, including area code)
Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	NYSE
5.00% Tangible Equity Units	NYSE
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).    ☐  Yes    ☑  No
Aggregate market value of Class A Common Stock held by non-affiliates based on the closing price as reported by the New York Stock Exchange on the last business day of the registrant’s most recently completed second fiscal quarter: $4,272,642,511. Shares of Class A Common Stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determinant for other purposes.
Shares of common stock outstanding as of the close of business on February 20, 2014:

Class	Number of Shares Outstanding
Class A Common Stock	51,985,422
Class B Common Stock	1,608,989
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year ended December 31, 2013 in connection with the Annual Meeting to be held on May 21, 2014 are incorporated by reference in Part III hereof and made a part hereof.

Genesee & Wyoming Inc.
FORM 10-K
For The Fiscal Year Ended December 31, 2013

Unless the context otherwise requires, when used in this Annual Report on Form 10-K (Annual Report), the terms “Genesee & Wyoming,” “G&W,” the “Company,” “we,” “our” and “us” refer to Genesee & Wyoming Inc. and its subsidiaries. All references to currency amounts included in this Annual Report, including the financial statements, are in United States dollars unless specifically noted otherwise.
Cautionary Statement Regarding Forward-Looking Statements
The information contained in this Annual Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), regarding future events and future performance of G&W. Words such as “anticipates,” “intends,” “plans,” “believes,” “should,” “seeks,” “expects,” “estimates,” “trends,” “outlook,” variations of these words and similar expressions are intended to identify these forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast. Actual results may differ materially from those expressed or forecast in these forward-looking statements.
The areas in which there is risk and uncertainty are further described in “Part I Item 1A. Risk Factors” in this Annual Report, which contain additional important factors that could cause actual results to differ from current expectations and from the forward-looking statements contained herein. Readers of this document are cautioned that our forward-looking statements are not guarantees of future performance and our actual results or developments may differ materially from the expectations expressed in the forward-looking statements.
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
Information set forth in “Part I Item 1. Business” and in “Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the risk factors set forth in Item 1A. in this Annual Report.

PART I
ITEM 1.     Business.
OVERVIEW
We own and operate short line and regional freight railroads and provide railcar switching and other rail-related services in the United States, Australia, Canada, the Netherlands and Belgium. In addition, we operate a longer-haul railroad that runs approximately 1,400 miles between Tarcoola in South Australia and Darwin in the Northern Territory of Australia. As of December 31, 2013, we operated in 39 states in the United States, four Australian states, one Australian territory and four Canadian provinces and provided rail service at 35 ports in North America, Australia and Europe. As of December 31, 2013, we operated over approximately 14,700 miles of owned, jointly owned or leased track (inclusive of the Tarcoola to Darwin rail line operated under a concession agreement) and approximately 3,300 additional miles under other contractual track access arrangements.
GROWTH STRATEGY
Since our initial public offering in 1996 through December 31, 2013, our revenues increased at a compound annual growth rate of 19.3%, from $77.8 million in 1996 to $1.6 billion in 2013. Over the same period, our diluted earnings per common share (EPS) increased at a compound annual growth rate of 17.9%, from $0.29 (adjusted for stock splits) in 1996 to $4.79 in 2013. We have achieved these results primarily through the disciplined execution of our growth strategy, which has two main drivers: (1) our operating strategy and (2) our acquisition and investment strategy.
Operating Strategy
Our railroads operate under strong local management teams, with centralized administrative, commercial and operational support and oversight. As of December 31, 2013, our operations were organized as 11 regions. In the United States, we have eight regions: Rail Link (which includes industrial switching and port operations), Pacific, Mountain West, Central, Southern, Midwest, Ohio Valley and Northeast. Outside the United States, we have three regions: Australia, Canada (which includes a contiguous railroad located in the United States) and Europe (which consists of operations in the Netherlands and Belgium).
In each of our regions, we seek to encourage the entrepreneurial drive, local knowledge, customer service and safety culture that we view as critical to achieving our financial goals. Our regional managers continually focus on increasing our return on invested capital, earnings and cash flow through the disciplined execution of our operating strategy. At the regional level, our operating strategy consists of the following four principal elements:

•
Continuous Safety Improvement. We believe that a safe work environment is essential for our employees, our customers and the communities in which we conduct business. Each year, we establish stringent safety targets as part of our safety program. In 2013, G&W achieved a consolidated Federal Railroad Association (FRA) reportable injury frequency rate of 0.80 per 200,000 man-hours worked. Through the implementation of our safety program, we have reduced our injury frequency rate by 59% since 2006, when it was 1.95 injuries per 200,000 man-hours worked. For comparative purposes, from January 2013 through November 2013, the most recent month for which FRA data is publicly available, the United States short line average reportable injury frequency rate was 2.9 injuries per 200,000 man-hours worked, and the United States regional railroad average was 2.9 injuries per 200,000 man-hours worked. Based on these results, in 2013, G&W was more than three times safer than the short line and regional railroad averages, and also safer than any United States Class I railroad.

•
Outstanding Customer Service. We are committed to providing exceptional service to our customers and each of our local railroads are intently focused on exceeding customer expectations. This customer commitment results not only in traffic growth, but also customer loyalty and new business development opportunities. Periodically, we engage a leading independent customer-satisfaction research firm to conduct a comprehensive customer satisfaction survey. The survey results are used to measure our performance and develop continuous improvement programs.

•
Focused Regional Marketing. We generally build and operate each of our regions on a base of large customers and seek to grow rail traffic through intensive marketing efforts to new and existing customers. As a result of the acquisition of RailAmerica, Inc. (RailAmerica) in 2012, we believe that our expanded North American footprint provides us with greater visibility to new commercial and industrial development opportunities in North America that should help increase the success of our marketing efforts. We also pursue additional sources of revenue by providing ancillary rail services such as railcar switching, repair, storage, cleaning, weighing and blocking and bulk transfer, which enable shippers and Class I carriers to move freight more easily and cost-effectively. Separately, in Australia and Europe, where there are open access regimes, we are able to compete for new business opportunities with customers at most locations on the open access rail networks.

•
Low Cost Structure. We focus on running cost effective railroad operations and historically have been able to operate acquired rail lines more efficiently than they were operated prior to our acquisition. We typically achieve efficiencies by lowering administrative overhead, consolidating equipment and track maintenance contracts, reducing transportation costs and selling surplus assets.

•
Efficient Use of Capital. We invest in track and rolling stock to ensure that we operate safe railroads that meet the needs of customers. At the same time, we seek to improve our return on invested capital by focusing on cost effective capital programs. For example, in our short haul and regional operations in North America, we typically rebuild older locomotives rather than purchase new ones and invest in track at levels appropriate for our traffic type and density. In addition, because of the importance of certain of our customers and railroads to their regional economies, we are able, in some instances, to obtain state, provincial and/or federal grants to upgrade track. Typically, we seek government funds to support investments that otherwise would not be economically viable for us to fund on a stand-alone basis.

To assist our local management teams, we provide administrative, commercial and operational support from corporate staff groups where there are benefits to be gained from centralized expertise. Our commercial group assists local management by providing assistance with regional pricing, origin and destination offerings across the Company, managing real estate revenue (including from land leases and crossing and access rights), industrial development project expertise, 24/7 customer service and Class I relationship management. Our operations department assists with implementing our safety culture and training programs, leveraging our scale purchasing rail and rail-related equipment, ensuring efficient equipment utilization and service design, and providing mechanical, locomotive and bridge engineering expertise. In addition, we maintain other traditional, centralized functions, such as accounting, finance, legal, corporate development, government and industry affairs, human resources and information technology.
Acquisition and Investment Strategy
Our acquisition and investment strategy includes the acquisition or long-term lease of existing railroads, as well as investment in rail equipment and/or track infrastructure to serve new and existing customers. Since 2000, we have acquired 92 railroads and made several significant rail equipment and track investments to serve customers that are developing natural resource projects, such as iron ore mines. Historically, our acquisition, investment and long-term lease opportunities have been from the following five sources:

•
Acquisitions of other regional railroads or short line railroads in the United States and Canada, such as our acquisitions of RailAmerica in 2012, Arizona Eastern Railway Company (AZER) in 2011, CAGY Industries, Inc. in 2008, the Ohio Central Railroad System in 2008 and Rail Management Corporation in 2005. Based on Association of American Railroads (AAR) data, as of December 31, 2012, there were approximately 470 short line and regional railroads in the United States not owned by us;

•
Investments in track and/or rolling stock to support new industrial or mineral development in new or existing areas of operations, such as our expansion of two existing rail haulage contracts to transport export iron ore in South Australia;

•
Acquisitions of international railroads, such as our acquisitions of FreightLink Pty Ltd (FreightLink) in Australia in 2010 and Rotterdam Rail Feeding (RRF) in the Netherlands in 2008. We believe that there are additional acquisition and investment opportunities in Australia, Europe and other international markets;

•
Acquisitions or long-term leases of branch lines of Class I railroads, such as our proposed acquisition of the assets comprising the western end of the Dakota Minnesota & Eastern Railroad Corporation (DM&E) from Canadian Pacific (CP), which includes 670 miles of CP's current operations between Tracy, Minnesota and Rapid City, South Dakota; north of Rapid City to Colony, Wyoming; south of Rapid City to Dakota Junction, Nebraska; and connecting branch lines as well as trackage from Dakota Junction to Crawford, Nebraska, currently leased to the Nebraska Northwestern Railroad (NNW), which acquisition was announced in January 2014. The asset acquisition is expected to close by mid-2014, subject to approval of the United States Surface Transportation Board (STB) and the satisfaction of other customary closing conditions; and our lease from Norfolk Southern Railway Company (NS) of the Columbus & Chattahoochee Railroad, Inc., a 26-mile segment of NS track that runs from Girard, Alabama to Mahrt, Alabama in 2012; and

•	Acquisitions of rail lines of industrial companies, such as our acquisition of railroads owned by Georgia-Pacific Corporation in 2003.
When we make acquisitions, we seek to increase revenues and reduce costs wherever possible and to implement best practices to increase the value of our investment, which is frequently accomplished through the elimination of duplicative overhead costs, implementation of our safety culture, improvements to operating plans, more efficient equipment utilization and enhanced customer service and marketing initiatives. For instance, with the acquisition of RailAmerica we eliminated duplicative corporate overhead costs and general administrative expenses during 2013.
We also believe that our footprint of railroads in North America will provide future opportunities to make contiguous short line acquisitions due to a higher number of touchpoints with other railroads. On a global basis, we believe that our scale and financial resources improve our ability to invest in rail opportunities worldwide. We have played a significant role in the consolidation of the short line industry in North America and have made a number of important railroad investments in international markets, and we expect to continue to pursue our acquisition and investment strategy while adhering to our disciplined valuation approach.
INDUSTRY
North America
United States
According to the AAR, there are 574 freight railroads in the United States operating over 138,700 miles of track. As described in the table below, the STB classifies railroads operating in the United States into one of three categories based on the amount of an individual railroad's operating revenues (adjusted for inflation).
The following table shows the breakdown of freight railroads in the United States by classification:

Classification of Railroads	Number	Aggregate Miles Operated	Revenues and Miles Operated
Class I (1)	7	95,264	$452.7 million or more
Regional or Class II	21	10,592	At least $20 million and 350 or more miles operated or $36.2 to $452.7 million
Local or Class III	546	32,858	Less than $36.2 million and less than 350 miles operated
Total	574	138,714

(1)	CSX Corp, BNSF Railway Co., Norfolk Southern Corp., Kansas City Southern Railway Co., Union Pacific Railroad Co., Canadian National Railway Co. and Canadian Pacific Railway Limited.
Source: AAR 2013 Railroad Facts Book

Class I railroads operate across many different states and concentrate largely, though not exclusively, on long haul, high density, intercity traffic lanes. The primary function of the Regional and Local railroads is to provide local service to rail customers and communities not located on the Class I networks. Regional railroads typically operate 400 to 650 miles of track and provide service to selected areas of the country, mainly connecting neighboring states and/or economic centers. Typically, short line (or local) railroads serve as branch lines connecting customers with Class I railroads. Short line railroads have more predictable and straightforward operations as they generally perform point-to-point, light density service over shorter distances, versus the complex networks associated with the large Class I railroads.
Regional and short line railroad traffic is largely driven by carloads that are interchanged with other carriers. For example, a Class I railroad may transport freight hundreds or thousands of miles from its origination point and then pass the railcar to a short line railroad, which provides the final step of service directly to the terminating customer.
The railroad industry in the United States has undergone significant change since the passage of the Staggers Rail Act of 1980 (Staggers Act), which effectively deregulated certain pricing and types of services provided by railroads. Following the passage of the Staggers Act, Class I railroads in the United States took steps to improve profitability and recapture market share lost to other modes of transportation, primarily trucks. In furtherance of that goal, Class I railroads focused their management and capital resources on their core long-haul systems, and some of them sold branch lines to short line railroads, whose smaller scale and more cost-efficient operations allowed them to commit the resources necessary to meet the needs of customers located on those lines. Divestiture of branch lines spurred the growth in the short line railroad industry and enabled Class I carriers to minimize incremental capital expenditures, concentrate traffic density, improve operating efficiency and avoid traffic losses associated with rail line abandonment.
We operate one regional and 100 local (short line) railroads in the United States over approximately 9,500 miles of track.
Canada
According to Rail Trends 2013, published by The Railway Association of Canada (RAC), there are 26,923 miles of track operated by railroads in Canada.
We operate seven local (short line) railroads in Canada over approximately 1,200 miles of track.
Australia
Australia has approximately 25,000 miles (approximately 40,000 kilometers) of both publicly and privately owned track that link major capital cities and key regional centers together and also connect key mining regions to ports. The Australian rail network comprises three track gauges: broad, standard and narrow gauge. There are three major interstate rail segments in Australia: the east-west corridor (Sydney, New South Wales to Perth, Western Australia); the east coast corridor (Brisbane, Queensland to Melbourne, Victoria); and the north-south corridor (Darwin, Northern Territory to Adelaide, South Australia). In addition, there are a number of intrastate rail freight networks servicing major agricultural and mining regions in Queensland, New South Wales, Western Australia and South Australia.
Through our Australian subsidiaries, we manage approximately 2,900 miles (approximately 4,700 kilometers) of track in South Australia and the Northern Territory, which includes approximately 1,400 miles (approximately 2,200 kilometers) of track between Darwin and Tarcoola that we manage pursuant to a concession agreement that expires in 2054, unless canceled due to our failure to meet our commitments under the concession agreement.

The Australian rail freight industry is largely open access, which means that network owners and managers must provide access to the rail network to all accredited rail service providers, subject to the rules and negotiation framework of each applicable access regime. We are an accredited rail service provider in all mainland Australian states and in the Northern Territory. The rules generally include pricing principles and standards of use, and are established by the applicable state or Commonwealth government. The Australia rail industry is structured around two components: train operations for freight haulage services (above rail) and rail track access operation and management (below rail). This contrasts with the North American freight rail industry where railroad operators almost always have exclusive use of the track they own or lease. Through our concession agreements, we have long-term economic ownership of the primary tracks that we manage in South Australia and the Northern Territory, and we receive below rail access fees when other rail operators use the track we manage. Our economic ownership of the tracks we manage, combined with our above rail operations, makes our Australian operations more similar to a typical North American railroad.
Because Australian rail customers have access to multiple rail carriers under “open access” regimes, all rail carriers face possible competition on their above-rail business from other rail carriers, as well as from competing modes of transportation, such as trucks for above rail business. The open access nature of the Australian rail freight industry enables rail operators to develop new business and customer relationships in areas outside of their current operations, and there are limited barriers to entry that preclude any rail operator from approaching a customer to seek new business. However, shipments of bulk commodities in Australia are generally handled under long-term agreements with dedicated equipment that may include take-or-pay provisions and/or exclusivity arrangements, which make capturing new business from an existing rail operator difficult.
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
Belgium
According to Infrabel, the Belgian railways infrastructure manager, there are approximately 2,225 miles of track under its control on the Belgian rail network and 12 rail operators certified for freight transport in Belgium. As a result of the country's open access regime, this track may be accessed by any operator admitted and licensed to provide freight transport in the country.
OPERATIONS
As of December 31, 2013, through our subsidiaries, we owned or leased 111 freight railroads. Of these, 109 are short line railroads and one is a regional freight railroad with a total of approximately 13,300 miles of track in the United States, Australia, Canada, the Netherlands and Belgium. We also operated one longer-haul, 1,400-mile railroad that links the Port of Darwin to the Australian interstate rail network in South Australia, pursuant to a concession agreement. Also, through various track access arrangements, we operate over approximately 3,300 additional miles of track that is owned or leased by others.
Freight Revenues
We generate freight revenues from the haulage of freight by rail. Freight revenues represented 75.0%, 71.4% and 70.3% of our total revenues in the years ended December 31, 2013, 2012 and 2011, respectively.
Non-Freight Revenues
We generate non-freight revenues primarily from the following activities:

•
Railcar switching - revenues generated from industrial switching (the movement of railcars within industrial plants and their related facilities), port terminal switching (the movement of customer railcars from one track to another track on the same railroad, primarily at United States ports) and contract coal loading;

•	Car hire and rental services - charges paid by other railroads for the use of our railcars;

•	Demurrage and storage - charges to customers for holding or storing their railcars;

•	Car repair services - charges for repairing railcars owned by others, either under contract or in accordance with AAR rules;

•
Other operating income - primarily revenues from providing crewing services and track access and management fees, real estate holdings, and from providing access to passenger operations, such as from Amtrak's use of the New England Central Railroad;

•
Railroad construction - revenues earned by Atlas Railroad Construction, LLC (Atlas) for railroad engineering, construction, maintenance and repair, primarily in the midwestern, northeastern and southeastern United States, for short line and regional railroads and industrial customers; and

•
Fuel sales to third-parties - revenues earned by Genesee & Wyoming Australia Pty Ltd (GWA) in South Australia from the sale of diesel fuel to other rail operators; GWA sold its third-party fuel operation in Cook, South Australia in the third quarter of 2012.

Non-freight revenues represented 25.0%, 28.6% and 29.7% of our total operating revenues in the years ended December 31, 2013, 2012 and 2011, respectively. Railcar switching represented 41.3%, 54.0% and 52.1% of our total non-freight revenues in the years ended December 31, 2013, 2012 and 2011, respectively.
Customers
As of December 31, 2013, our operations served more than 2,000 customers. Revenues from our 10 largest customers accounted for approximately 24%, 31% and 29% of our operating revenues in the years ended December 31, 2013, 2012 and 2011, respectively. Three of our 10 largest customers in 2013 were located in Australia.
In North America, we typically handle freight pursuant to transportation contracts between us, our connecting carriers and the customer. These contracts are in accordance with industry norms and vary in duration, with terms generally ranging from less than one year to 10 years. These contracts establish a price or, in the case of longer term contracts, a methodology for determining a price, but do not typically obligate the customer to move any particular volume. Freight rates and volumes are not directly linked to the prices of the commodities being shipped. In Australia, we generally handle freight pursuant to transportation contracts directly with our customers. These contracts generally contain a combination of fixed and variable pricing, with the fixed portion linked to our invested capital and the variable portion based on the volumes shipped.
Commodities
Our railroads transport a wide variety of commodities. For a comparison of freight revenues, carloads and average freight revenues per carload by commodity group for the years ended December 31, 2013, 2012 and 2011, see the discussion under “Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Commodity Group Descriptions
The intermodal commodity group consists of various commodities shipped in trailers or containers on flat cars.
The coal and coke commodity group consists primarily of shipments of coal to power plants and industrial customers.
The agricultural products commodity group consists primarily of wheat, barley, corn and other grains as well as soybean meal.
The pulp and paper commodity group consists primarily of outbound shipments of container board and finished papers and inbound shipments of wood pulp.
The metallic ores commodity group consists primarily of manganese ore, iron ore, copper concentrate and ore, alumina and nickel ore.
The metals commodity group consists primarily of finished steel products such as coils, pipe, slabs and ingots as well as scrap metal and pig iron.

The minerals and stone commodity group consists primarily of cement, gypsum, salt used in highway ice control, sand used in fracking oil and gas wells, roofing granules, clay and limestone.
The chemicals and plastics commodity group consists primarily of sulfuric acid and other chemicals used in manufacturing, particularly in the paper industry.
The lumber and forest products commodity group consists primarily of export logs, finished lumber, wood pellets and wood chips used in paper manufacturing.
The petroleum products commodity group consists primarily of liquefied petroleum gas, crude oil, asphalt and diesel fuel.
The food or kindred products commodity group consists primarily of canned fruits and vegetables.
The waste commodity group consists primarily of municipal solid waste and construction and demolition debris.
The autos and auto parts commodity group consists primarily of finished automobiles and stamped auto parts.
The other commodity group consists of all freight not included in the commodity groups set forth above.
Segment and Geographic Information
For financial information with respect to each of our segment and geographic areas, see Note 18, Segment and Geographical Area Information, to our Consolidated Financial Statements set forth in “Part IV Item 15. Exhibits, Financial Statement Schedules” of this Annual Report.
Traffic
Rail traffic shipped on our rail lines can be categorized either as interline or local traffic. Interline traffic passes over the lines of two or more rail carriers. It can originate or terminate with customers located along a rail line, or it can pass over the line from one connecting rail carrier to another without the traffic originating or terminating on the rail line (referred to as overhead traffic). Local traffic both originates and terminates on the same rail line and does not involve other carriers. Unlike overhead traffic, originating, terminating and local traffic in North America provides us with a more stable source of revenues because this traffic represents shipments to and/or from customers located along our rail lines and is less susceptible to competition from other rail routes or other modes of transportation. In 2013, revenues generated from originating, terminating and/or local traffic in North America constituted approximately 94% of our North American freight revenues. In Australia, the distinction between interline or local traffic is less relevant, as the open access regime in Australia permits all participants in the above rail industry to compete for new and existing traffic and for new business development opportunities.
Seasonality of Operations
Some of the commodities we carry have peak shipping seasons, either as a result of the nature of the commodity or its demand cycle. For instance, certain agricultural and food products, such as winter wheat in Canada, ship only during certain months each year.
Seasonality is also reflected in our results of operations as a result of weather patterns. See Note 19, Quarterly Financial Data (unaudited), to our Consolidated Financial Statements included elsewhere in this Annual Report. Typically, we experience relatively lower revenues in North America in the first and fourth quarters of each year as the winter season and colder weather in North America tend to reduce shipments of certain products such as construction materials. In addition, due to adverse winter conditions, we may also experience reduced shipments as a result of weather-related network disruptions and also tend to incur higher operating costs. We typically initiate capital projects in North America in the second and third quarters when weather conditions are more favorable. In addition, we experience relatively lower revenues in Australia in the first quarter of each year as a result of the wet season (e.g., monsoonal rains in the Northern Territory).

Employees
As of December 31, 2013, our railroads and railcar switching locations had approximately 4,800 full time employees. Of this total, approximately 1,800 employees were union members. Our railroads have 76 contracts with unions. We are currently engaged in negotiations with respect to 18 of those agreements. We are also a party to employee association agreements covering an additional 68 employees who are not represented by a national labor organization. GWA has a collective enterprise bargaining agreement covering the majority of its employees. In the Netherlands, RRF is not party to any collective bargaining agreements, but it is party to a collective bargaining agreement in Belgium.
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
SAFETY
Our safety program involves all employees and focuses on the prevention of accidents and injuries. Operating personnel are trained and certified in train operations, the transportation of hazardous materials, safety and operating rules and governmental rules and regulations. In order to continuously improve our safety results, we also focus on additional safety metrics, such as human factor incidents, that are instrumental in reducing our FRA reportable injuries. G&W's consolidated FRA reportable injury frequency rate, as defined by the FRA as reportable injuries per 200,000 man-hours worked, was 0.80 for the year ended December 31, 2013. On a pro forma basis, G&W's FRA reportable injury frequency rate combined with RailAmerica was 1.13 for the year ended December 31, 2012. The average injuries per 200,000 man-hours worked for all United States short line railroads in the rail industry was 2.9 in 2013 (through November) and 3.2 in 2012.
Our employees also strive to heighten awareness of rail safety in the communities where we operate through participation in governmental and industry sponsored safety programs, like Operation Lifesaver, a non-profit organization that provides public education programs to prevent collisions, injuries and fatalities on and around railroad tracks and highway-rail grade crossings. During 2013, employees of our railroads made more than 200 Operation Lifesaver presentations focused on the dangers associated with highway-rail grade crossings and trespassing on railroad property. We also participate in safety committees of the AAR and the American Short Line and Regional Railroad Association.
INSURANCE
We maintain liability and property insurance coverage to mitigate the financial risk of providing rail and rail-related services. On August 1, 2013, we renewed these annual insurance policies, which now cover all of our operations under one insurance program. Incidents involving entities previously owned by RailAmerica that occurred prior to this renewal would be considered under RailAmerica’s legacy liability and property insurance policies.

Our primary liability policies currently have self-insured retentions of up to $1.0 million per occurrence. RailAmerica's prior primary liability policies’ self-insured retentions were as high as $4.0 million per occurrence. The liability policies cover third-party claims and damages associated with sudden releases of hazardous materials, including hazardous commodities transported by rail, and expenses related to evacuation as a result of a railroad accident. Personal injuries associated with grade crossing accidents are also covered under our liability policies. Our property damage policies have various self-insured retentions, which vary based on the type and location of the incident, that are currently up to $1.0 million per occurrence except in Australia where our self-insurance retention for property damage due to a cyclone or flood is A$2.5 million. RailAmerica's primary property damage policies previously had self-insured retentions up to $1.5 million per occurrence. The property damage policies also provide business interruption insurance arising from covered events. The self-insured retentions under our policies may change with each annual insurance renewal depending on our loss history, the size and make-up of our company and general insurance market conditions.
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
In North America, a railroad typically is the only rail carrier directly serving a customer on its line, which is a key differentiating factor versus trucking and shipping. Most freight is interchanged between railroads prior to reaching its final destination. To the extent that highway competition is involved, the degree of that competition is affected by government policies with respect to fuel and other taxes, highway tolls and permissible truck sizes and weights.
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
In acquiring rail properties and making rail equipment and/or track infrastructure investments in projects, we generally compete with other railroad operators and with various financial institutions, including infrastructure and private equity firms, operating in conjunction with rail operators. Competition for rail properties and investment projects is based primarily upon price and the seller’s assessment of the buyer’s railroad operating expertise and financing capability. We believe our established reputation as a successful acquirer and long-term operator of rail properties, our managerial and financial resources, as well as our commitment to safety and the communities in which we operate, positions us well in a competitive acquisition and investment environment.

REGULATION
United States
In addition to environmental laws, securities laws, state and local laws and regulations generally applicable to many businesses, our United States railroads are subject to regulation by:

•	STB;

•	FRA;

•
federal agencies, including the United States Department of Transportation (DOT), Occupational Safety and Health Administration (OSHA), Pipeline and Hazardous Material Safety Administration (PHMSA), Mine Safety and Health Administration (MSHA) and Transportation Security Administration (TSA), which operates under the Department of Homeland Security (DHS);

•	state departments of transportation; and

•	some state and local regulatory agencies.
The STB is the successor to certain regulatory functions previously administered by the Interstate Commerce Commission (ICC). Established by the ICC Termination Act of 1995, the STB has jurisdiction over, among other things, certain freight rates (where there is no effective competition), extension or abandonment of rail lines, the acquisition of rail lines and the consolidation, merger or acquisition of control of rail common carriers. In limited circumstances, the STB may condition its approval of an acquisition upon the acquirer of a railroad agreeing to provide severance benefits to certain subsequently terminated employees. The FRA, DOT, OSHA and PHMSA have jurisdiction over certain aspects of safety, which includes the regulation of equipment standards, track maintenance, handling of hazardous shipments, locomotive and railcar inspection, repair requirements, operating practices and crew qualifications. The TSA has broad authority over railroad operating practices that have implications for homeland security. Additionally, various state and local agencies have jurisdiction over disposal of hazardous waste and seek to regulate movement of hazardous materials in ways not preempted by federal law.
In 2013, the STB continued various proceedings on whether to expand rail regulation. The STB continues to evaluate the impact of “access” regulation that would impact railroads' ability to limit the access of other rail service providers to their rail infrastructure. During the past several legislative sessions, bills have been introduced in Congress that would expand the regulatory authority of the STB and could include new antitrust provisions that alter the regulatory structure of the railroad industry. Additionally, a two-year DOT study on the impacts of a possible increase in federal truck size and weight limits, which commenced in 2012, could result in subsequent federal legislation. The majority of the actions under consideration and pending are directed at Class I railroads; however, we continue to monitor these proposed bills. The outcome of these initiatives could impact regulation of railroad operations and prices for our rail services, which could undermine the economic viability of certain of our railroads, as well as threaten the service we are able to provide to our customers.
In 2010, the FRA issued rules governing the installation of positive train control (PTC) by the end of 2015. Although still under development, PTC is a collision avoidance technology intended to override locomotive controls and stop a train before an accident. Certain of our railroads may be required to install PTC or PTC-related equipment by the end of 2015. We do not expect that our compliance with the final rules governing the installation of PTC will give rise to any material financial expenditures.
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
Europe
In the European Union (EU), several directives have been issued concerning the transportation of goods by rail. These directives generally cover the development of railways, allocation of railway infrastructure capacity and the levying of charges for the use of railway infrastructure and the licensing of railway undertakings. The EU legislation also sets a framework for a harmonized approach towards railway safety. Every railway company must obtain a safety certification before it can run trains on the European network and EU Member States must set up national railway safety authorities and independent accident investigation bodies. These directives have been implemented in Dutch railway legislation such as the Railways Act and in Belgian railway legislation such as the Law on Railway Safety.
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
ENVIRONMENTAL MATTERS
Our operations are subject to various federal, state, provincial and local laws and regulations relating to the protection of the environment. In the United States, these environmental laws and regulations, which are implemented principally by the United States Environmental Protection Agency (EPA) and comparable state agencies, govern the management of hazardous wastes, the discharge of pollutants into the air and into surface and underground waters and the manufacture and disposal of certain substances. The primary laws affecting our operations are the Resource Conservation and Recovery Act, regulating the management and disposal of solid and hazardous wastes, the Clean Air Act, regulating air emissions, and the Clean Water Act, regulating water discharges. We are also indirectly affected by environmental laws that impact the operations of our customers. In Canada, environmental laws and regulations are administered at the federal level by Environment Canada and by the Ministry of Transport and comparable agencies at the provincial level. In Australia, these functions are administered primarily by the Department of Transport at the federal level and by environmental protection agencies at the state level. In the Netherlands, European, national and local laws regulating the protection of the environment are administered by the Ministry of Infrastructure and Environment and authorities at the provincial and municipal level, whereas laws regulating the transportation of hazardous goods are primarily administered by the Ministry of Infrastructure and Environment. European, national and local environmental policies are administered by the FPS Health, Food Chain Safety and Environment in Belgium.
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
We believe our railroads operate in compliance with current environmental laws and regulations and agency agreements. We estimate any expenses incurred in maintaining compliance with current environmental laws and regulations will not have a material effect on our earnings or capital expenditures. We cannot predict the effect, if any, that unidentified environmental matters or the adoption of additional or more stringent environmental laws and regulations would have on our results of operations, financial condition or liquidity.
AVAILABLE INFORMATION
We were incorporated in Delaware on September 1, 1977. We completed our initial public offering in June 1996, and since September 27, 2002, our Class A common stock has been listed on the New York Stock Exchange (NYSE) under the symbol GWR. Our principal executive offices and corporate headquarters are located at 20 West Avenue, Darien, Connecticut 06820, and our telephone number is (203) 202-8900.

Our Internet website address is www.gwrr.com. We make available free of charge, on or through our Internet website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after those materials are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). Also, filings made pursuant to Section 16 of the Exchange Act with the SEC by our executive officers, directors and other reporting persons with respect to our common shares are made available, free of charge, through our Internet website. Our Internet website also contains charters for each of the committees of our Board of Directors, our corporate governance guidelines and our Code of Ethics and Conduct.
The information regarding our Internet website and its content is for your convenience only. From time to time, we may use our website as a channel of distribution of material company information. Financial and other material information regarding the Company is routinely posted on and accessible at www.gwrr.com/investors. In addition, you may automatically receive email alerts and other information about us by enrolling your email address in the “E-mail Alerts” section of www.gwrr.com/investors.
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
Slower growth, an economic recession, or significant changes in commodity prices or regulation that affects the countries where we operate or their imports and exports, could negatively impact our business. For instance, in Australia, a portion of the commodities we transport are supporting economic growth and industrial development in Asian countries, particularly China. A sustained slowdown in such countries could impact us. Slower growth in China, and the resulting impact on demand for, and lower prices of, natural resources could be a factor influencing decisions to delay and cancel certain mining projects in Australia. In addition, we anticipate benefiting from development of oil, natural gas and natural gas liquids from shale regions in the United States, but low natural gas prices or additional regulations impacting the energy sector could reduce such development and the benefit we could realize.
In addition, we are required to assess for potential impairment of non-current assets whenever events or changes in circumstances, including economic circumstances, indicate that the respective asset's carrying amount may not be recoverable. Given the asset intensive nature of our business, weakness in the general economy increases the risk of significant asset impairment charges. A decline in current macroeconomic and financial conditions or commodity demand from economic activity and industrialization could have a material adverse effect on our results of operations, financial condition and liquidity.
Our results of operations and rail infrastructure are susceptible to severe weather conditions and other natural occurrences.
We are susceptible to adverse weather conditions, including floods, fires, hurricanes (or cyclones), tornadoes, droughts, earthquakes and other natural occurrences. For example, bad weather and natural disasters, such as blizzards in the United States or Canada and hurricanes (or cyclones) in the United States or Australia, and resulting floods, could cause a shutdown, derailment or other substantial disruption of operations, which could have a material adverse effect on our results of operations, financial condition and liquidity. Even if a material adverse weather or other condition does not directly affect our operations, it can impact the operations of our customers or connecting carriers. For example:

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

Furthermore, our expenses could be adversely impacted by such weather conditions, including, for example, higher track maintenance and overtime costs in the winter at our railroads in the United States and Canada related to snow removal and mandated work breaks. Such weather conditions could also cause our customers or connecting carriers to reduce or suspend their operations, which could have a material adverse effect on our results of operations, financial condition and liquidity.

If we are unable to consummate additional acquisitions or investments or manage our growth effectively, then we may not be able to implement our growth strategy successfully.
Our growth strategy is based in part on the selective acquisition and development of, and investment in, rail operations, both in new regions and in regions in which we currently operate. The success of this strategy will depend on, among other things:

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
We have experienced significant growth in the past, partially due to the acquisition of additional railroads. Effective management of rapid growth presents challenges, including the availability of management resources to oversee the integration and operation of the new businesses effectively, the need to expand our management team and staff when necessary, the need to enhance internal operating systems and controls and the ability to consistently achieve targeted returns on capital. These challenges are more pronounced when we experience growth in numerous geographies and on a larger scale. We may not be able to maintain similar rates of growth in the future or manage our growth effectively.
Our inability to integrate acquired businesses successfully or to realize the anticipated cost savings and other benefits could have adverse consequences to our business.
We may not be able to integrate acquired businesses successfully. Integrating acquired businesses, including our pending acquisition of the assets comprising the western end of the DM&E, could also result in significant unexpected costs. Further, the process of integrating businesses may be disruptive to our existing business and may cause an interruption or reduction of our business as a result of the following factors, among others:

•	loss of key employees or customers;

•
possible inconsistencies in or conflicts between standards, controls, procedures and policies among the combined companies and the need to implement company-wide financial, accounting, information technology and other systems;

•	failure to maintain the safety or quality of services that have historically been provided;

•	inability to hire or recruit qualified employees;

•	failure to effectively integrate employees of rail lines acquired from other entities into our regional railroad culture;

•	unanticipated environmental or other liabilities;

•	failure to coordinate geographically dispersed organizations; and

•	the diversion of management's attention from our day-to-day business as a result of the need to manage any disruptions and difficulties and the need to add management resources to do so.
These disruptions and difficulties, if they occur, may cause us to fail to realize the cost savings, synergies, revenue enhancements and other benefits that we expect to result from integrating acquired companies and may cause material adverse short- and long-term effects on our results of operations, financial condition and liquidity.

Even if we are able to integrate the operations of acquired businesses into our operations, we may not realize the full benefits of the cost savings, synergies, revenue enhancements or other benefits that we may have expected at the time of acquisition. We may be unable to realize these savings or other benefits in the time frame that we expect or at all. Expected savings and benefits are frequently based on due diligence results and on extensive analyses that involve assumptions as to future events, including general business and industry conditions, the longevity of specific customer plants and factories served, the ability to negotiate acceptable contractual arrangements, including renewals of leases with Class I railroads, operating costs, competitive factors and the ongoing cost of maintaining track infrastructure, many of which are beyond our control and difficult to predict. There is no guarantee that the due diligence results will be accurate or that the Company will not discover unanticipated liabilities. Further, while we believe these analyses and their underlying assumptions are reasonable, they are estimates that are necessarily speculative in nature. In addition, even if we achieve the expected benefits, we may not be able to achieve them within the anticipated time frame. Also, the cost savings and other benefits from these acquisitions may be offset by unexpected costs incurred in integrating the companies, increases in other expenses or problems in the business unrelated to these acquisitions. For example, if key employees of acquired companies depart because of issues relating to the uncertainty and difficulty of integration or a desire not to become our employees, our ability to realize the anticipated benefits of such acquisitions could be reduced or delayed. Accordingly, you should not place undue reliance on our anticipated synergies.
Many of our recent acquisitions have involved the purchase of stock of existing companies. These acquisitions, as well as acquisitions of substantially all of the assets of a company, may expose us to liability for actions taken by an acquired business and its management before our acquisition. The due diligence we conduct in connection with an acquisition and any contractual guarantees or indemnities that we receive from the sellers of acquired companies may not be sufficient to protect us from, or compensate us for, actual liabilities. Generally, the representations made by the sellers, other than certain representations related to fundamental matters, such as ownership of capital stock, expire within several years of the closing. A material liability associated with an acquisition, especially where there is no right to indemnification, could adversely affect our results of operations, financial condition and liquidity.
We may need additional capital to fund our acquisitions and investments. If we are unable to obtain this capital at a reasonable cost, then we may forego potential opportunities, which would impair the execution of our growth strategy.
We intend to continue to review acquisition and investment opportunities and potential purchases of railroad assets and to attempt to acquire companies and assets that meet our investment criteria. As in the past, we expect that we will pay cash for some or all of the purchase price of acquisitions and purchases that we make. In addition, from time to time we may make investments in equipment and assets to support our customers. Depending on the number of acquisitions and investments and funding requirements, we may need to raise substantial additional capital. To the extent we raise additional capital through the sale of equity, equity-linked or convertible debt securities, the issuance of such securities could result in dilution to our existing stockholders. If we raise additional funds through the issuance of debt securities, the terms of such debt could impose additional restrictions and costs on our operations. Additional capital, if required, may not be available on acceptable terms or at all. If we are unable to obtain additional capital, we may forego potential acquisitions, which could impair the execution of our growth strategy.

The loss of important customers or contracts may adversely affect our results of operations, financial condition and liquidity.
Our operations served more than 2,000 customers in 2013. Revenues from our 10 largest customers accounted for approximately 24% of our operating revenues in 2013. Three of our 10 largest customers in 2013 were located in Australia and accounted for approximately 10.1% of our operating revenues. In 2013, our largest customer was a company in the metallic ores industry and represented approximately 5.9% of our operating revenues. In North America, we typically handle freight pursuant to transportation contracts between us, our connecting carriers and the customer. These contracts are in accordance with industry norms and vary in duration. These contracts establish price or, in the case of longer term contracts, a methodology for determining the price, but do not typically obligate the customer to move any particular volume. Under these contracts, freight rates and volumes are not directly linked to changes in the prices of the commodities being shipped. A number of our customer contracts, predominately in Australia, contain a combination of fixed and variable pricing, with the variable portion based on the volumes shipped. Substantial reduction in business with, or loss of, important customers or contracts could have a material adverse effect on our results of operations, financial condition and liquidity.
Because we depend on Class I railroads and other connecting carriers for a significant portion of our operations in North America, our results of operations, financial condition and liquidity may be adversely affected if our relationships with these carriers deteriorate.
The railroad industry in the United States and Canada is dominated by seven Class I carriers that have substantial market control and negotiating leverage. In 2013, approximately 85% of our total carloads in the United States and Canada were interchanged with Class I carriers. A decision by any of these Class I carriers to cease or re-route certain freight movements could have a material adverse effect on our results of operations, financial condition and liquidity. The quantitative impact of such a decision would depend on which of our routes and freight movements were affected. In addition, Class I carriers also have traditionally been significant sources of business for us, as well as sources of potential acquisition candidates as they divest branch lines to smaller rail operators.
Our ability to provide rail service to customers in the United States and Canada depends in large part upon our ability to maintain cooperative relationships with connecting carriers with respect to lease arrangements, freight rates, revenue divisions, fuel surcharges, car supply, reciprocal switching, interchange and trackage rights. Deterioration in the operations of, or service provided by, those connecting carriers or in our relationship with those connecting carriers could have a material adverse effect on our results of operations, financial condition and liquidity.
We are dependent on lease agreements with Class I railroads and other third parties for our operations, strategy and growth.
In North America, our rail operations are dependent, in part, on lease agreements with Class I railroads and other third parties that allow us to operate over certain segments of track critical to our operations. We lease several railroads from Class I carriers and other third parties under lease arrangements with varied expirations, which railroads collectively accounted for approximately 9% of our 2013 total revenues. We also own several railroads that lease portions of the track or right-of-way upon which they operate from Class I railroads and other third parties. Our ability to provide comprehensive rail services to our customers on the leased lines depends in large part upon our ability to maintain and extend these lease agreements. Leases from Class I railroads and other third parties that are subject to expiration in each of the next 10 years represent less than 2% of our annual revenues in the year of expiration based on our operating revenues for the year ended December 31, 2013. For example, our revenues associated with leases from Class I railroads and other third parties subject to expiration in each of the next five years would represent approximately 1.2%, 1.5%, 0.0%, 1.8% and 1.6% of our operating revenues in each of those years, respectively, based on our operating revenues for the year ended December 31, 2013. Expiration or termination of these leases or the failure of our railroads to comply with the terms of these leases could result in the loss of operating rights with respect to those rail properties and could have a material adverse effect on our results of operations, financial condition and liquidity.

Certain of our capital projects may be impacted by our inability to obtain government funding.
Certain of our existing capital projects are, and certain of our future capital projects may be, partially or completely funded through government grant programs. During 2013, we obtained government funding for 28 new projects that were partially or completely funded by United States and Canadian federal, state, provincial and municipal agencies. The spending associated with these grant-funded projects represented approximately 6% of our total capital expenditures during 2013. Government funding for projects is limited, and there is no guarantee that budget pressure at the federal, state, provincial and local level or changing governmental priorities will not eliminate funding availability. In addition, competition for government funding from other short line railroads, Class I railroads and other companies is significant, and the receipt of government funds is often contingent on the acceptance of contractual obligations that may not be strictly profit maximizing. In certain jurisdictions, the acceptance of government funds may impose additional legal obligations on our operations. If we are unable to obtain adequate government funding, we may have to defer or forgo certain capital projects, incur additional debt or use additional cash.
As a common carrier by rail, we are required to transport hazardous materials, regardless of cost or risk.
We transport certain hazardous materials and other materials, including crude oil and toxic/poisonous inhalation hazard (TIH/PIH) materials, such as chlorine, that pose certain risks in the event of a release or combustion. Additionally, United States laws impose common carrier obligations on railroads that require us to transport certain hazardous materials regardless of risk or potential exposure to loss. A rail accident or other incident or accident on our railroads, at our facilities, or at the facilities of our customers involving the release or combustion of hazardous materials could create catastrophic losses in terms of personal injury, property damage and environmental remediation costs and compromise critical parts of our railroads. In addition, insurance premiums charged for some or all of the coverage currently maintained by us could increase dramatically or certain coverage may not be available to us in the future if there is a catastrophic event related to rail transportation of these commodities. Also, federal regulators have previously prescribed regulations governing railroads’ transportation of hazardous materials and have the ability to put in place additional regulations. For instance, existing legislation requires pre-notification for hazardous materials shipments. Such legislation and regulations could impose significant additional costs on railroads. Additionally, regulations adopted by the DOT and the DHS could significantly increase the costs associated with moving hazardous materials on our railroads. Further, certain local governments have sought to enact ordinances banning hazardous materials moving by rail within their borders. Such ordinances could require the re-routing of hazardous materials shipments, with the potential for significant additional costs. Increases in costs associated with the transportation of hazardous materials could have a material adverse effect on our results of operations, financial condition and liquidity.

The occurrence of losses or other liabilities that are either not covered by insurance or that exceed our insurance limits could materially adversely affect our results of operations, financial condition and liquidity.
We have insurance coverage for losses arising from personal injury and for property damage in the event of derailments or other accidents or occurrences. Unexpected or catastrophic circumstances associated with derailments of valuable lading, accidents involving passenger trains or spillage of hazardous materials or other incidents involving our operations could cause our losses to exceed our insurance coverage limits or sub-limits. In addition, on certain of the rail lines over which we operate, freight trains are operated over the same track as passenger trains. For instance, in Oregon, our Portland & Western Railroad operates certain passenger trains for the Tri-County Metropolitan Transportation District of Oregon and our New England Central Railroad is also used by Amtrak for passenger service in New England. Further, we operate excursion trains on behalf of third parties on certain of the rail lines over which we operate. Derailments, collisions or other incidents involving us and passenger or excursion trains could give rise to losses that exceed our insurance coverage. Moreover, certain third-party freight and excursion train operators have contractual trackage rights to operate over certain of our rail lines. These third-party operators generally are required to maintain minimum levels of insurance coverage, but there can be no assurance that such insurance coverage will be sufficient to cover all of the losses arising from an incident involving such operators on our rail lines. Also, insurance is available from only a very limited number of insurers, and we may not be able to obtain insurance protection at current levels or at all or obtain it on terms acceptable to us. Deteriorating insurance market conditions caused by global property casualties, as well as subsequent adverse events directly and indirectly attributable to us, including such things as derailments, accidents, discharge of toxic or hazardous materials, or other like occurrences in the industry, may result in additional increases in our insurance premiums and/or our self-insured retentions, volatility in our claims' expenses and limitations to the coverage under our existing policies and could have a material adverse effect on our results of operations, financial condition and liquidity. In addition, we are subject to the risk that one or more of our insurers may become insolvent and would be unable to pay a claim that may be made in the future. Even with insurance, if any catastrophic interruption of service occurs, we may not be able to restore service without a significant interruption to our operations, which could have a material adverse effect on our results of operations, financial condition and liquidity.
We are subject to significant governmental regulation of our railroad operations. The failure to comply with governmental regulations or changes to the legislative and regulatory environment could have a material adverse effect on our results of operations, financial condition and liquidity.
We are subject to governmental regulation with respect to our railroad operations and to a variety of health, safety, security, labor, environmental and other matters by a significant number of federal, state and local regulatory authorities. In the United States, these agencies include the STB, DOT, FRA of the DOT, MSHA, OSHA, PHMSA, EPA, DHS and other federal and state agencies. New rules or regulations mandated by these agencies could increase our operating costs. For example, in 2010, the FRA issued rules governing the implementation of an interoperable positive train control system (PTC), which generally is to be completed by December 31, 2015. The FRA’s rule contains certain exceptions to these PTC requirements as they apply to Class II or Class III railroads, including but not limited to, excepting the PTC requirements to trains traveling less than 20 miles on PTC-required track, and providing Class II and Class III railroads until 2020 to employ PTC-equipped locomotives. However, certain of our railroads may be required to install PTC or PTC-related equipment. While we do not expect that our compliance with PTC requirements will give rise to any material financial expenditures, non-compliance with these and other applicable laws or regulations could undermine public confidence in us and subject us to fines, penalties and other legal or regulatory sanctions.
In Australia, we are subject to both Commonwealth and state regulations. In Canada, we are subject to regulation by the CTA, TC and the regulatory departments of the provincial governments of Quebec, Ontario and Nova Scotia. In the Netherlands, we are subject to regulation by the Ministry of Transport, Public Works and Water Management, the Transport, Public Works and Water Management Inspectorate and the Dutch railways managers, ProRail and Keyrail. In Belgium, we are subject to regulation by the Federal Public Service (FPS) Mobility and Transport, the Regulatory Service for Railway Transport and for Brussels Airport Operations, which is currently hosted by FPS Mobility and Transport, and the Belgian railways infrastructure manager, Infrabel. See “Part I Item 1. Business – Regulation” for a discussion of these regulations. Our failure to comply with applicable laws and regulations could have a material adverse effect on our results of operations, financial condition and liquidity.

There are various legislative and regulatory actions that have been considered in the United States in recent years to modify the regulatory oversight of the rail industry. In addition, various proceedings have been initiated by the STB related to rail competition, interchange commitments and competitive “access.” A two-year DOT study on the impacts of a possible increase in federal truck size and weight limits also commenced in 2012, and could result in subsequent federal legislation. The majority of the actions under consideration and pending are directed at Class I railroads; however, specific initiatives being considered by Congress and the STB could expand regulation of railroad operations and prices for our rail services, which could undermine the economic viability of certain of our railroads, as well as threaten the service we are able to provide to our customers. The cost of compliance with the proposed rules and regulations could also be significant. In the other geographies in which we operate, federal, state, provincial and local regulatory authorities could change the regulatory framework (including the access regimes) or take actions without providing us with any recourse for the adverse effects that the changes or actions could have on our business, including, without limitation, regulatory determinations or rules regarding dispute resolution and business relationships with our customers and other railroads. Significant legislative or regulatory activity could expand regulation of railroad operations and prices for rail services, which could reduce capital spending on our rail network, facilities and equipment and have a material adverse effect on our results of operations, financial condition and liquidity.
Our Senior Secured Syndicated Facility Agreement (the Credit Agreement) contains numerous covenants that impose certain restrictions on the way we operate our business.
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
Our Credit Agreement also contains financial covenants that require us to meet financial ratios and tests. Our failure to comply with the obligations in our Credit Agreement and other debt agreements could result in an increase in our interest expense and could give rise to events of default under the Credit Agreement or other debt agreements, as applicable, which, if not cured or waived, could permit lenders to accelerate our indebtedness and foreclose on the assets securing such debt, if any.
Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under such indebtedness.
We have a significant amount of indebtedness. As of December 31, 2013, we had a total indebtedness of $1.6 billion, and we had unused commitments of $406.0 million under our Credit Agreement (after giving effect to $3.1 million of undrawn letters of credit that reduces such availability). We expect to use a portion of the availability under our Credit Agreement to fund the pending acquisition of the assets comprising the western end of the DM&E.

Subject to the limits contained in the Credit Agreement and our other debt instruments, we may be able to incur additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including the following:

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

•	increasing our vulnerability to general adverse economic and industry conditions;

•	exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under the Credit Agreement, are at variable rates of interest;

•	limiting our flexibility in planning for and reacting to changes in the industry in which we compete;

•	placing us at a disadvantage compared to other, less leveraged competitors; and

•	increasing our cost of borrowing.
In addition, the Credit Agreement contains restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our debt and foreclosure on the assets securing such debt, if any.
We are exposed to the credit risk of our customers and counterparties, and their failure to meet their financial obligations could adversely affect our business.
Our business is subject to credit risk. There is a risk that customers or counterparties, which include government entities related to grants and financial institutions related to derivative transactions, will fail to meet their obligations when due. Customers and counterparties that owe us money have defaulted and may continue to default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. For interline traffic, one railroad typically invoices a customer on behalf of all railroads participating in the route. The invoicing railroad then pays the other railroads their portion of the total amount invoiced on a monthly basis. Therefore, when we are the invoicing railroad we are exposed to customer credit risk for the total amount invoiced and we are required to pay the other railroads participating in the route even if we are not paid by the customer. We have procedures for reviewing our receivables and credit exposures to specific customers and counterparties; however, default risk may arise from events or circumstances that are difficult to detect or foresee. Certain of our risk management methods depend upon the evaluation of information regarding markets, customers or other matters. This information may not, in all cases, be accurate, complete, up-to-date or properly evaluated. In addition, we may make substantial investments in equipment and assets to support our customers, in particular those in the mining and natural resources industry, before the customer commences operations. In those cases, we may be exposed to start-up risks that we would not be exposed to in respect of customers with active operations. As a result, unexpected credit exposures or start-up delays could have a material adverse effect on our results of operations, financial condition and liquidity.
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
The extent of competition varies significantly among our railroads. Competition is based primarily upon the rate charged, the relative costs of substitutable products and the transit time required. In addition, competition is based on the quality and reliability of the service provided. Because a significant portion of our carloads in the United States and Canada involve interchange with another carrier, we have only limited control over the total price, transit time or quality of such service. It is difficult to quantify the potential impact of competition on our business, since not only each customer, but also each customer location and each product shipped from such location is subject to different types of competition. However, changes to the competitive landscape could have a material adverse effect on our results of operations, financial condition and liquidity.
For information on the competition associated with the open access regimes in Australia and Europe, see “Additional Risks Associated with our Foreign Operations.”
Changes in commodity prices could decrease demand for the commodities we transport, which could adversely affect our results of operations, financial condition and liquidity.
Changes in the price of commodities that we transport could decrease demand for the transport of such commodities, which could reduce our revenues or have other adverse effects. For example, a decline in the price of corn that we transport may result in lower revenues for us if farmers decide to store such commodities until the prices for such commodities increase. In such instances, we could experience reduced revenues and increased operating costs associated with the storage of locomotives, rail cars and other equipment, labor adjustments and other related activities, which could negatively impact our results of operations, financial condition and liquidity.
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
Market and regulatory responses to climate change, including the closure of coal-fired power plants we serve, climate change litigation and climate change itself could decrease demand for the commodities we transport and adversely affect our results of operations, financial condition and liquidity.
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
Environmental liabilities may arise from claims asserted by owners or occupants of affected properties, other third parties affected by environmental conditions (for example, contractors and current or former employees) seeking to recover in connection with alleged damages to their property or personal injury or death, and/or by governmental authorities seeking to remedy environmental conditions or to enforce environmental obligations. While we maintain insurance for certain environmental damages and claims, environmental requirements and liabilities could obligate us to incur significant costs and expenses to investigate and remediate environmental contamination that may or may not be covered by our insurance, which could have a material adverse effect on our results of operations, financial condition and liquidity.
Exposure to market risks, particularly changes in interest rates and foreign currency exchange rates, and hedging transactions entered into to mitigate these and other risks could adversely impact our results of operations, financial condition and liquidity.
We are exposed to various market risks, including interest rate and foreign currency exchange rate risks. It is impossible to fully mitigate all such exposure and higher interest rates and unfavorable fluctuations in foreign currency exchange rates could have an adverse effect on our results of operations, financial condition and liquidity. From time to time, we may use various financial instruments to reduce our exposure to certain market risks. For instance, we have entered into interest rate swaps to mitigate the risk associated with the floating interest rate payments under our Credit Agreement. While these financial instruments reduce our exposure to market risks, the use of such instruments may ultimately limit our ability to benefit from lower interest rates or favorable foreign currency exchange rate fluctuations due to amounts fixed at the time of entering into the hedge agreement and may have significant costs associated with early termination, which could have a material adverse effect on our results of operations, financial condition and liquidity.
We may be adversely affected by diesel fuel supply constraints resulting from disruptions in the fuel markets and increases in diesel fuel costs.
In 2013, we consumed 43.5 million gallons of diesel fuel. Fuel availability could be affected by any limitation in the fuel supply or by any imposition of mandatory allocation or rationing regulations. If a severe fuel supply shortage arose from production curtailments, disruption of oil imports, disruption of domestic refinery production, damage to refinery or pipeline infrastructure, political unrest, war or otherwise, diesel fuel may not be readily available and may be subject to rationing regulations.
In addition, diesel fuel costs constitute a significant portion of our total operating expenses. Currently, we receive fuel surcharges and other rate adjustments to offset fuel prices. However, if Class I railroads change their policies regarding fuel surcharges, the compensation we receive for increases in fuel costs may decrease and could have a negative effect on our profitability. Costs for fuel used in operations were approximately 12% and 13% of our operating expenses for the years ended December 31, 2013 and 2012, respectively.
If diesel fuel prices increase dramatically from production curtailments, a disruption of oil imports or otherwise, these events could have a material adverse effect on our results of operations, financial condition and liquidity.

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
Any material changes to current litigation trends or a catastrophic rail accident or series of accidents involving material freight loss or property damage, personal injury and environmental liability against us that is not covered by insurance could have a material adverse effect on our results of operations, financial condition and liquidity.
Some of our employees belong to labor unions, and strikes or work stoppages could adversely affect our results of operations, financial condition and liquidity.
We are a party to 76 collective bargaining agreements with various labor unions in the United States, Australia, Canada and Belgium. We are currently engaged in negotiations with respect to 18 of those agreements. Approximately 1,800 of our approximately 4,800 full time employees are union members. We have also entered into employee association agreements with an additional 68 employees who are not represented by a national labor organization. GWA has a collective enterprise bargaining agreement covering the majority of its employees.
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
If we are unable to employ a sufficient number of qualified workers, or attract and retain senior leadership, our results of operations, financial condition and liquidity may be materially adversely affected.
We believe that our success and our growth depend upon our ability to attract and retain skilled workers who possess the ability to operate and maintain our equipment and facilities. The operation and maintenance of our equipment and facilities involve complex and specialized processes and often must be performed in harsh and remote conditions, resulting in a high employee turnover rate when compared to many other industries. The challenge of attracting and retaining the necessary workforce is increased by the expected retirement of an aging workforce, training requirements and significant competition for specialized trades. Within the next five years, we estimate that approximately 16% of our current workforce will become eligible for retirement. Many of these workers hold key operating positions, such as conductors, engineers and mechanics. In addition, the demand for workers with the types of skills we require has increased, especially from Class I railroads, which can usually offer higher wages and better benefits. A significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force or an increase in the wage rates that we must pay or both. In addition, if key employees of acquired companies depart because of issues relating to the uncertainty and difficulty of integration or a desire not to become our employees, our ability to realize the anticipated benefits of such acquisitions could be reduced or delayed.
Finally, there can be no assurance that we will be able to attract and retain senior leadership necessary to manage and grow our business. Our performance significantly depends upon the continued contributions of our executive officers and key employees, both individually and as a group, and our ability to retain and motivate them. Our officers and key personnel have many years of experience with us and in our industry and it may be difficult to replace them. Further, the loss of any executive officers or key employees could require the remaining senior leadership to divert immediate and substantial attention to seeking a replacement. The loss of the services of any of our senior leadership, and the inability to find a suitable replacement, could adversely affect our operating, acquisition and investment strategies.

Our operations are dependent on our ability to obtain railcars, locomotives and other critical railroad items from suppliers.
Due to the capital intensive nature and industry-specific requirements of the rail industry, there are high barriers to entry for potential new suppliers of core railroad items such as railcars, locomotives and track materials. If the number of available railcars is insufficient or if the cost of obtaining these railcars either through lease or purchase increases, we might not be able to obtain railcars on favorable terms, or at all, and shippers may seek alternate forms of transportation. For example, in the event of additional government regulations affecting tank cars, there is no guarantee that a sufficient number of tank cars will be available to support the demand for transport of petroleum products in North America. As of January 1, 2014, according to the AAR, approximately 18% of the North American railcar fleet was in storage. In some cases we use third-party locomotives to provide transportation services to our customers and such locomotives may not be available. Without these third-party locomotives, we would need to invest additional capital in locomotives. Even if purchased, there is no guarantee that locomotives would be available for delivery without significant delay. For example, in Australia the availability of new locomotives is limited, with long lead times for delivery. Additionally, we compete with other industries for available capacity and raw materials used in the production of certain track materials, such as rail and ties. Changes in the competitive landscapes of these limited-supplier markets could result in equipment shortages that could have a material adverse effect on our results of operations, financial condition and liquidity in a particular year or quarter and could limit our ability to support new projects and achieve our growth strategy.
We may be affected by acts of terrorism or anti-terrorism measures.
Our rail lines, port operations and other facilities and equipment, including railcars carrying hazardous materials that we are required to transport under federal law as a common carrier, could be direct targets or indirect casualties of terrorist attacks. Any terrorist attack or other similar event could cause significant business interruption and may adversely affect our results of operations, financial condition and liquidity. In addition, regulatory measures designed to control terrorism could impose substantial costs upon us and could result in impairment to our service, which could also have a material adverse effect on our results of operations, financial condition and liquidity.
ADDITIONAL RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS
We are subject to the risks of doing business in foreign countries.
Some of our subsidiaries transact business in foreign countries, namely in Australia, Canada, the Netherlands and Belgium. In addition, we may consider acquisitions or other investments in other foreign countries in the future. The risks of doing business in foreign countries include:

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
Any of the risks above could have a material adverse effect on our results of operations, financial condition and liquidity.

Because some of our subsidiaries and affiliates transact business in foreign currencies and because a significant portion of our net income comes from the operations of our foreign subsidiaries, exchange rate fluctuations may adversely affect us and may affect the comparability of our results between financial periods.
Our operations in Australia, Canada and Europe accounted for 21%, 9%, and 1% of our consolidated operating revenues, respectively, for the year ended December 31, 2013. The results of operations of our foreign entities are maintained in the local currency (the Australian dollar, the Canadian dollar and the Euro) and then translated into United States dollars at the applicable exchange rates for inclusion in our consolidated financial statements. As a result, any appreciation or depreciation of these currencies against the United States dollar can impact our results of operations. The financial statements of the Company’s foreign subsidiaries are prepared in the local currency of the respective subsidiary and translated into United States dollars based on the exchange rate at the end of the period for balance sheet items and, for the statement of operations, at the average rate for the statement period. The exchange rates between these currencies and the United States dollar have fluctuated significantly in recent years and may continue to do so in the future.
We may not be able to manage our exchange rate risks effectively, and the volatility in currency exchange rates may have a material adverse effect on our results of operations, financial condition and liquidity. In addition, because our financial statements are stated in United States dollars, such fluctuations may affect our results of operations and financial condition and may affect the comparability of our results between financial periods.
Our concession and/or lease agreements in Australia could be canceled, and there is no guarantee these agreements will be extended beyond their terms.
Through our subsidiaries in Australia, we have entered into long-term concession and/or lease agreements with governmental authorities in the Northern Territory and South Australia. Our concession agreement for the Tarcoola to Darwin rail line expires in 2054 and our lease agreement for our other South Australia rail lines expires in 2047. If our concession or lease agreements expire, we will no longer act as the below rail access provider, but will still be permitted to participate in the above rail market. These concession and lease agreements are subject to a number of conditions, including those relating to the maintenance of certain standards with respect to service, price and the environment. These concession and lease agreements also typically carry with them a commitment to maintain the condition of the railroad and to make a certain level of capital expenditures, which may require capital expenditures that are in excess of our projections. Our failure to meet these commitments under the long-term concession and lease agreements could result in the termination of those concession or lease agreements. The termination of any concession or lease agreement could result in the loss of our investment relating to that concession or lease agreement. Further, the expiration of these agreements and the end of their term would result in the loss of the associated revenues and income. Either of these events could have a material adverse effect on our results of operations, financial condition and liquidity.
Open access regimes in Australia and Europe could lead to additional competition for rail services and decreased revenues and profit margins.
The legislative and regulatory framework in Australia allows third-party rail operators to gain access to our Australian railway infrastructure and also governs our access to track owned by others. The Netherlands and Belgium also have open access regimes that permit third-party rail operators to compete for the business of RRF, our subsidiary in the Netherlands. There are limited barriers to entry to preclude a current or prospective rail operator from approaching our customers and seeking to capture their business. The loss of our customers to competitors could result in decreased revenues and profit margins, which could have a material adverse effect on our results of operations, financial condition and liquidity.

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
Our operating subsidiaries in Australia, the Netherlands and Belgium hold safety accreditations that are required in order for them to provide freight rail services. Continued maintenance of our safety accreditation in Australia is a requirement under our concession deeds and some customer contracts. These safety accreditations are essential for us to conduct our business and are subject to removal. Following significant derailments, the government entities responsible for oversight of rail safety frequently perform investigations. Any loss of, failure to maintain or inability to renew, rail safety accreditations necessary to carry on rail operations in any jurisdiction, or any changes in government policy and legal or regulatory oversight, including changes to the rail safety regulatory regime, could have a material adverse effect on our business, results of operations, financial condition and liquidity.
RISKS RELATED TO TAXATION
Our ability to use RailAmerica's Section 45G tax credit carryforwards may be subject to limitation due to a change in the ownership of its stock.
As of December 31, 2013, RailAmerica had tax benefits totaling approximately $106.9 million of Section 45G tax credit carryforwards. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation's ability to use its pre-change tax attribute carryforwards to offset its post-change income tax may be limited and may result in a partial or full write down of the related deferred tax assets. An ownership change is defined generally for these purposes as a greater than 50% change in ownership over a three-year period, taking into account shareholders that own 5% or more by value of our common stock. While we currently believe it is more likely than not that we will be able to utilize these tax attributes, our ability to use RailAmerica's net operating loss carryforwards and other tax attributes to reduce our future tax liabilities may be limited.
The United States Short Line Tax Credit expired on December 31, 2013. As a result, our effective tax rate in 2014 will be higher if the credit is not extended.
Since 2005, we have benefited from the effects of the United States Short Line Tax Credit, which is an income tax credit for Class II and Class III railroads to reduce their federal income tax based on qualified railroad track maintenance expenditures (the Short Line Tax Credit). Qualified expenditures include amounts incurred for maintaining track, including roadbed, bridges and related track structures owned or leased by a Class II or Class III railroad. The credit is equal to 50% of the qualified expenditures, subject to an annual limitation of $3,500 multiplied by the number of miles of railroad track owned or leased by the Class II or Class III railroad as of the end of their tax year. On January 2, 2013, the Short Line Tax Credit (which had previously expired on December 31, 2011) was extended for 2012 and 2013. The most recent extension of the Short Line Tax Credit only extended the credit through December 31, 2013. If the Short Line Tax Credit is not extended for additional tax years, the loss of the credit will increase our tax rate and reduce our earnings per share.

If the earnings of our controlled foreign subsidiaries were required to be distributed, our effective tax rate could be higher.
We file a consolidated United States federal income tax return that includes all of our United States subsidiaries. Each of our foreign subsidiaries files income tax returns in each of its respective countries. No provision is made for the United States income taxes applicable to the undistributed earnings of our controlled foreign subsidiaries. The amount of those earnings was $268.9 million as of December 31, 2013. Although it is our current intention to fully utilize those earnings in the operations of our controlled foreign subsidiaries, if the earnings were to be distributed in the future, those distributions may be subject to United States income taxes (appropriately reduced by available foreign tax credits) and withholding taxes payable to various foreign countries, and could result in a higher effective tax rate for us, thereby reducing our earnings. See “Part II Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Repatriation” for additional information.
Non-U.S. holders who own or owned more than a certain ownership threshold may be subject to United States federal income tax on gains realized on the disposition of the shares of our Class A common stock.
It is possible that we are a United States real property holding corporation currently or will become one in the future for United States federal income tax purposes. If we are or become a United States real property holding corporation, so long as our Class A common stock continues to be regularly traded on an established securities market, only a non-U.S. holder (i.e., a holder that is not a United States citizen or resident, a corporation or partnership organized under the laws of the United States or any state thereof and certain trusts and estates) who holds or held (at any time during the shorter of the five year period preceding the date of disposition or the holder's holding period) more than 5% of our Class A common stock will be subject to United States federal income tax on the disposition of our Class A common stock. Non-U.S. holders should consult their own tax advisors concerning the consequences of disposing of shares of our Class A common stock.
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
Our railroads operate over approximately 14,700 miles of track that is owned, jointly owned or leased by us, which includes the Tarcoola to Darwin rail line that we manage under a concession agreement that expires in 2054. Several of our railroads are operated pursuant to lease agreements that will expire in the next few years and may not be extended. Leases from Class I railroads and other third parties that could expire in each of the next 10 years would represent less than 2% of our annual revenues in the year of expiration, based on our operating revenues for the year ended December 31, 2013. For additional information on these lease expirations see “Part I. Item 1A. Risk Factors” of this Annual Report. We also operate, through various trackage and operating rights agreements, over approximately 3,300 additional miles of track that are owned or leased by others under contractual track access arrangements. The track miles listed below exclude approximately 1,750 miles of sidings and yards, which includes 1,520 miles in the United States, 160 miles in Canada and 70 miles in Australia. Track miles owned by others, but available to us, under open access regimes in Australia, the Netherlands and Belgium are also excluded. During 2013, we recorded mortgages on many of the owned properties described in the table below as additional security for our outstanding obligations under our Credit Agreement. See “Part I Item 1A. Risk Factors” for additional information on our Credit Agreement.
The following table sets forth certain information as of December 31, 2013, with respect to our railroads:

RAILROAD AND LOCATION	YEAR ACQUIRED	TRACK MILES	STRUCTURE
NORTH AMERICAN AND EUROPEAN OPERATIONS
UNITED STATES:
Genesee and Wyoming Railroad Company (GNWR) New York (1)	1899	27	Owned
The Dansville and Mount Morris Railroad Company (DMM) New York (1)	1985	8	Owned
Rochester & Southern Railroad, Inc. (RSR) New York (1)	1986	58	Owned
Louisiana & Delta Railroad, Inc. (LDRR) Louisiana	1987	86	Owned/Leased
Buffalo & Pittsburgh Railroad, Inc. (BPRR) New York, Pennsylvania (2) (3) (4)	1988	368	Owned/Leased
Allegheny & Eastern Railroad, LLC (ALY) Pennsylvania (2)	1992	128	Owned
Bradford Industrial Rail, Inc. (BR) Pennsylvania (3)	1993	4	Owned
Willamette & Pacific Railroad, Inc. (WPRR) Oregon	1993	178	Leased
Portland & Western Railroad, Inc. (PNWR) Oregon	1995	288	Owned/Leased
Pittsburg & Shawmut Railroad, LLC (PS) Pennsylvania (4)	1996	108	Owned
Illinois & Midland Railroad, Inc. (IMRR) Illinois	1996	97	Owned
Commonwealth Railway, Incorporated (CWRY) Virginia	1996	24	Owned/Leased
Talleyrand Terminal Railroad Company, Inc. (TTR) Florida	1996	2	Leased

RAILROAD AND LOCATION	YEAR ACQUIRED	TRACK MILES	STRUCTURE
Corpus Christi Terminal Railroad, Inc. (CCPN) Texas	1997	42	Leased
Golden Isles Terminal Railroad, Inc. (GITM) Georgia	1998	13	Owned/Leased
Savannah Port Terminal Railroad, Inc. (SAPT) Georgia	1998	18	Leased
South Buffalo Railway Company (SB) New York	2001	54	Owned/Leased
St. Lawrence & Atlantic Railroad Company (SLR) Maine, New Hampshire, Vermont	2002	143	Owned
York Railway Company (YRC) Pennsylvania	2002	42	Owned
Utah Railway Company (UTAH) Utah	2002	41	Owned
Salt Lake City Southern Railroad Company, Inc. (SLCS) Utah	2002	2	Owned
Chattahoochee Industrial Railroad (CIRR) Georgia	2003	15	Owned
Arkansas Louisiana & Mississippi Railroad Company (ALM) Arkansas, Louisiana	2003	53	Owned
Fordyce and Princeton R.R. Co. (FP) Arkansas	2003	57	Owned
Tazewell & Peoria Railroad, Inc. (TZPR) Illinois	2004	24	Leased
Golden Isles Terminal Wharf (GITW) Georgia	2004	6	Owned
First Coast Railroad Inc. (FCRD) Florida, Georgia	2005	32	Leased
AN Railway, L.L.C. (AN) Florida	2005	96	Leased
Atlantic & Western Railway, Limited Partnership (ATW) North Carolina	2005	10	Owned
The Bay Line Railroad, L.L.C. (BAYL) Alabama, Florida	2005	108	Owned
East Tennessee Railway, L.P. (ETRY) Tennessee	2005	4	Owned/Leased
Galveston Railroad, L.P. (GVSR) Texas	2005	39	Leased
Georgia Central Railway, L.P. (GC) Georgia	2005	171	Owned/Leased
KWT Railway, Inc. (KWT) Kentucky, Tennessee	2005	69	Owned
Little Rock & Western Railway, L.P. (LRWN) Arkansas	2005	79	Owned
Meridian & Bigbee Railroad, L.L.C. (MNBR) Alabama, Mississippi	2005	147	Owned/Leased
Riceboro Southern Railway, LLC (RSOR) Georgia	2005	18	Leased
Tomahawk Railway, Limited Partnership (TR) Wisconsin	2005	6	Owned
Valdosta Railway, L.P. (VR) Georgia	2005	10	Owned
Western Kentucky Railway, L.L.C. (WKRL) Kentucky	2005	—	Owned
Wilmington Terminal Railroad, Limited Partnership (WTRY) North Carolina	2005	17	Leased
Chattahoochee Bay Railroad, Inc. (CHAT) Alabama, Georgia	2006	26	Owned
Maryland Midland Railway, Inc. (MMID) Maryland	2007	70	Owned
Chattooga & Chickamauga Railway Co. (CCKY) Georgia	2008	49	Leased

RAILROAD AND LOCATION	YEAR ACQUIRED	TRACK MILES	STRUCTURE
Luxapalila Valley Railroad, Inc. (LXVR) Alabama, Mississippi	2008	34	Owned
Columbus and Greenville Railway Company (CAGY) Mississippi	2008	151	Owned
The Aliquippa & Ohio River Railroad Co. (AOR) Pennsylvania	2008	6	Owned
The Columbus & Ohio River Rail Road Company (CUOH) Ohio	2008	247	Owned/Leased
The Mahoning Valley Railway Company (MVRY) Ohio	2008	6	Owned
Ohio Central Railroad, Inc. (OHCR) Ohio	2008	70	Owned/Leased
Ohio and Pennsylvania Railroad Company (OHPA) Ohio	2008	3	Owned
Ohio Southern Railroad, Inc. (OSRR) Ohio	2008	18	Owned
The Pittsburgh & Ohio Central Railroad Company (POHC) Pennsylvania	2008	35	Owned
The Warren & Trumbull Railroad Company (WTRM) Ohio	2008	4	Leased
Youngstown & Austintown Railroad Inc. (YARR) Ohio	2008	5	Leased
The Youngstown Belt Railroad Company (YB) Ohio	2008	14	Owned
Georgia Southwestern Railroad, Inc. (GSWR) Alabama, Georgia	2008	231	Owned/Leased
Arizona Eastern Railway Company (AZER) Arizona, New Mexico	2011	200	Owned
Hilton & Albany Railroad, Inc. (HAL) Georgia	2011	56	Leased
Columbus & Chattahoochee Railroad, Inc. (CCH) Alabama	2012	26	Leased
Alabama & Gulf Coast Railway LLC (AGR) Alabama, Mississippi, Florida	2012	283	Owned/Leased
Arizona & California Railroad Company (ARZC) Arizona, California	2012	190	Owned
Bauxite & Northern Railway Company (BXN) Arkansas	2012	5	Owned
California Northern Railroad Company (CFNR) California	2012	210	Leased
Carolina Piedmont Railroad (CPDR) South Carolina	2012	28	Owned
Cascade and Columbia River Railroad Company (CSCD) Washington	2012	131	Owned
Central Oregon & Pacific Railroad, Inc. (CORP) Oregon, California	2012	305	Owned/Leased
The Central Railroad Company of Indiana (CIND) Indiana, Ohio	2012	82	Owned
Central Railroad Company of Indianapolis (CERA) Indiana	2012	43	Owned/Leased
Chesapeake and Albermarle Railroad (CA) North Carolina, Virginia	2012	68	Leased
Chicago, Fort Wayne & Eastern Railroad (CFE) Indiana, Ohio	2012	281	Owned/Leased
Conecuh Valley Railway, L.L.C. (COEH) Alabama	2012	13	Owned
Connecticut Southern Railroad, Inc. (CSO) Connecticut	2012	23	Owned/Leased
Dallas, Garland & Northeastern Railroad, Inc. (DGNO) Texas	2012	168	Owned/Leased
Eastern Alabama Railway, LLC (EARY) Alabama	2012	26	Owned

RAILROAD AND LOCATION	YEAR ACQUIRED	TRACK MILES	STRUCTURE
Grand Rapids Eastern Railroad (GR) Michigan	2012	22	Owned
Huron and Eastern Railway Company, Inc. (HESR) Michigan	2012	306	Owned/Leased
Indiana & Ohio Railway Company (IORY) Indiana, Ohio, Michigan	2012	469	Owned/Leased
Indiana Southern Railroad, LLC (ISRR) Indiana	2012	166	Owned
Kiamichi Railroad Company L.L.C. (KRR) Oklahoma, Arizona, Texas	2012	264	Owned
Kyle Railroad Company (KYLE) Colorado, Kansas	2012	505	Owned/Leased
Marquette Rail LLC (MQT) Michigan	2012	128	Leased
The Massena Terminal Railroad Company (MSTR) New York	2012	3	Owned
Michigan Shore Railroad, Inc. (MS) Michigan	2012	4	Owned
Mid-Michigan Railroad, Inc. (MMRR) Michigan	2012	82	Owned/Leased
Missouri & Northern Arkansas Railroad Company, Inc. (MNA) Arizona, Missouri, Kansas	2012	483	Owned/Leased
New England Central Railroad, Inc. (NECR) Vermont, New Hampshire, Massachusetts, Connecticut	2012	324	Owned
North Carolina & Virginia Railroad Company L.L.C. (NCVA) North Carolina, Virginia	2012	53	Owned
Otter Tail Valley Railroad Company, Inc. (OTVR) Minnesota	2012	67	Owned
Point Comfort & Northern Railway Company (PCN) Texas	2012	14	Owned
Puget Sound & Pacific Railroad (PSAP) Washington	2012	135	Owned/Leased
Rockdale, Sandow & Southern Railroad Company (RSS) Texas	2012	4	Owned
San Diego & Imperial Valley Railroad Company, Inc. (SDIY) California	2012	1	Leased
San Joaquin Valley Railroad Co. (SJVR) California	2012	297	Owned/Leased
South Carolina Central Railroad Company, LLC (SCRF) South Carolina	2012	47	Owned
Texas Northeastern Railroad (TNER) Texas	2012	67	Leased
Three Notch Railway, L.L.C. (TNHR) Alabama	2012	34	Owned
Toledo, Peoria & Western Railway Corp. (TPW) Illinois, Indiana	2012	178	Owned/Leased
Ventura County Railroad Company (VCRR) California	2012	9	Leased
Wellsboro & Corning Railroad, LLC (WCOR) Pennsylvania, New York	2012	35	Leased
Wiregrass Central Railway, L.L.C. (WGCR) Alabama	2012	20	Owned

CANADA:
Huron Central Railway Inc. (HCRY) Ontario	1997	173	Owned/Leased
Quebec Gatineau Railway Inc. (QGRY) Quebec	1997	303	Owned/Leased
St. Lawrence & Atlantic Railroad (Quebec) Inc. (SLQ) Quebec	2002	95	Owned
Cape Breton & Central Nova Scotia Railway Limited (CBNS) Nova Scotia	2012	242	Owned

RAILROAD AND LOCATION	YEAR ACQUIRED	TRACK MILES	STRUCTURE
Goderich-Exeter Railway Company Limited (GEXR) Ontario	2012	184	Owned/Leased
Ottawa Valley Railway (OVR) Ontario, Quebec	2012	157	Leased
Southern Ontario Railway (SOR) Ontario	2012	46	Leased

EUROPE:
Rotterdam Rail Feeding, B.V. (RRF)	2008	—	Open Access

AUSTRALIAN OPERATIONS
AUSTRALIA:
Genesee & Wyoming Australia Pty Ltd (GWA)	2006	791	Leased/Open Access
GWA (North) Pty Ltd (GWA North)	2010	1,395	Leased/Open Access
(1) The GNWR and DMM are now operated by RSR
(2) ALY merged with BPRR in January 2004
(3) BR merged with BPRR in January 2004
(4) PS merged with BPRR in January 2004
EQUIPMENT
As of December 31, 2013, our rolling stock consisted of 1,041 locomotives, of which 941 were owned and 100 were leased, and 21,622 railcars, of which 3,904 were owned and 17,718 were leased. A breakdown of the types of railcars owned and leased by us is set forth in the table below:

	Owned	Leased	Total
Railcars by Car Type:
Box	970	8,545	9,515
Hoppers	1,212	3,734	4,946
Flats	854	1,333	2,187
Covered hoppers	341	2,329	2,670
Gondolas	295	1,659	1,954
Tank cars	17	117	134
Maintenance of way	161	—	161
Crew cars	13	1	14
Other	41	—	41
	3,904	17,718	21,622
ITEM 3.     Legal Proceedings.
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

PART II
ITEM 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our Class A common stock publicly trades on the NYSE under the trading symbol “GWR.” The tables below present quarterly information on the price range of our Class A common stock. This information indicates the high and low closing sales prices for each recent fiscal quarter reported by the NYSE. Our Class B common stock is not publicly traded.

Year Ended December 31, 2013	High	Low
4th Quarter	$101.77	$91.66
3rd Quarter	$94.84	$84.78
2nd Quarter	$92.60	$79.84
1st Quarter	$94.14	$79.72
Year Ended December 31, 2012	High	Low
4th Quarter	$76.28	$67.32
3rd Quarter	$67.92	$52.27
2nd Quarter	$58.15	$48.08
1st Quarter	$66.09	$54.56
Number of Holders
On February 20, 2014, there were 170 Class A common stock record holders and 18 Class B common stock record holders.
Dividends
We did not pay cash dividends to our Class A or Class B common stockholders in the years ended December 31, 2013 and 2012. We do not intend to pay cash dividends to our common stockholders for the foreseeable future and intend to retain earnings, if any, for future operation and expansion of our business. Any determination to pay dividends to our common stockholders in the future will be at the discretion of our Board of Directors and subject to applicable law and any restrictions contained in our Credit Agreement.
In connection with the funding of the RailAmerica acquisition in 2012, we sold $350.0 million of Series A-1 Preferred Stock with an effective 5% coupon (Preferred Stock) to affiliates of Carlyle Partners V, L.P. (collectively, Carlyle). We paid $2.1 million and $4.4 million of Preferred Stock dividends in 2013 and 2012, respectively. On February 13, 2013, we converted all of the outstanding Preferred Stock issued to Carlyle into 5,984,232 shares of our Class A common stock. In November 2013, Carlyle sold all of these outstanding shares of our Class A common stock in a public offering.
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
Recent Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities

2013	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31	1,708	$94.74	—	—
November 1 to November 30	75	94.63	—	—
December 1 to December 31	1,017	95.41	—	—
Total	2,800	$94.98	—	—
(1) The 2,800 shares acquired in the three months ended December 31, 2013 represent Class A common stock acquired by us from our employees who surrendered shares in lieu of cash to pay taxes on equity awards made under our Second Amended and Restated 2004 Omnibus Incentive Plan.
ITEM 6.     Selected Financial Data.
The following selected consolidated income statement and consolidated balance sheet data of Genesee & Wyoming as of and for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, are derived from our consolidated financial statements. All of the information should be read in conjunction with the consolidated financial statements and related notes included in “Part IV Item 15. Exhibits, Financial Statement Schedules” and “Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report.
Because of variations in the structure, timing and size of acquisitions and dispositions, our results of operations in any reporting period may not be directly comparable to our results of operations in other reporting periods. For financial information with respect to our principles of consolidation and basis of presentation, see Note 2, Significant Accounting Policies, to our Consolidated Financial Statements, and for a complete description of our most recent acquisitions and dispositions, see Note 3, Changes in Operations, to our Consolidated Financial Statements, in each case, included within “Part IV Item 15. Exhibits, Financial Statement Schedules” of this Annual Report.

	Year Ended December 31,
	2013 (1)	2012 (2)	2011 (3)	2010 (4)	2009 (5)
	(In thousands, except per share amounts)
INCOME STATEMENT DATA:
Operating revenues	$1,569,011	$874,916	$829,096	$630,195	$544,866
Operating expenses:
RailAmerica acquisition-related costs	360	18,592	—	—	—
RailAmerica integration costs	16,675	11,452	—	—	—
All other operating expenses	1,171,788	654,550	637,317	499,785	445,544
Income from operations	380,188	190,322	191,779	130,410	99,322
Gain on sale of investments	—	—	907	—	391
Interest income	3,971	3,725	3,243	2,397	1,065
Interest expense	(67,894)	(62,845)	(38,617)	(23,147)	(26,902)
Contingent forward sale contract mark-to-market expense	—	(50,106)	—	—	—
Other income/(expense), net	2,122	2,182	703	(827)	2,115
Income from continuing operations before income taxes	318,387	83,278	158,015	108,833	75,991
Provision for income taxes	(46,296)	(46,402)	(38,531)	(30,164)	(15,916)
Income from equity investment in RailAmerica, net	—	15,557	—	—	—
Income from continuing operations, net of tax	272,091	52,433	119,484	78,669	60,075
Income from discontinued operations, net of tax	—	—	—	2,591	1,398
Net income	272,091	52,433	119,484	81,260	61,473
Less: Series A-1 Preferred Stock dividend	2,139	4,375	—	—	—
Less: Net income attributable to noncontrolling interest	795	—	—	—	146
Net income available to common stockholders	$269,157	$48,058	$119,484	$81,260	$61,327
Basic earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:
Basic earnings per common share from continuing operations	$5.00	$1.13	$2.99	$2.02	$1.66
Basic earnings per common share from discontinued operations	$—	$—	$—	$0.07	$0.04
Weighted average shares—Basic	53,788	42,693	39,912	38,886	36,146
Diluted earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:
Diluted earnings per common share from continuing operations	$4.79	$1.02	$2.79	$1.88	$1.54
Diluted earnings per common share from discontinued operations	$—	$—	$—	$0.06	$0.04
Weighted average shares—Diluted	56,679	51,316	42,772	41,889	38,974
BALANCE SHEET DATA AT YEAR-END:
Total assets	$5,319,821	$5,226,115	$2,294,157	$2,067,560	$1,697,032
Long-term debt and capital leases (excluding portion due within one year)	$1,540,346	$1,770,566	$569,026	$475,174	$421,616
Series A-1 Preferred Stock	$—	$399,524	$—	$—	$—
Total equity	$2,149,070	$1,500,462	$960,634	$817,240	$688,877

(1)
On February 13, 2013, we exercised our option to convert all of the outstanding Series A-1 Preferred Stock issued to Carlyle in conjunction with the RailAmerica acquisition into 5,984,232 shares of our Class A common stock. On the conversion date, we also paid to Carlyle cash in lieu of fractional shares and all accrued and unpaid dividends on the Series A-1 Preferred Stock totaling $2.1 million.

(2)
On October 1, 2012, we acquired 100% of RailAmerica for approximately $2.0 billion (equity purchase price of approximately $1.4 billion, or $27.50 per share, plus the payoff of RailAmerica's debt of $659.2 million). The shares of RailAmerica were held in a voting trust while the STB considered our control application, which application was approved with an effective date of December 28, 2012. Accordingly, we accounted for the earnings of RailAmerica using the equity method of accounting while the shares were held in the voting trust and our preliminary determination of fair values of the acquired assets and assumed liabilities were included in our consolidated balance sheet at December 31, 2012.

(3)	On September 1, 2011, we acquired the stock of AZER with net assets of $90.3 million.

(4)
On December 1, 2010, we acquired $320.0 million of net assets from FreightLink. In 2010, we incurred $28.2 million of acquisition-related expenses charged to earnings related to this transaction. In addition, we reversed $2.3 million of accrued restructuring expense related to our Huron Central Railway Inc. (HCRY).

(5)
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

ITEM 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Annual Report. Our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). G&W acquired RailAmerica on October 1, 2012. Because of the significance of charges related to the RailAmerica acquisition and other matters described herein, in addition to disclosing results for the years ended December 31, 2013, 2012 and 2011, respectively, that are determined in accordance with U.S. GAAP, we also disclose non-GAAP financial measures that exclude these charges from net income, diluted earnings per share, income from operations and operating ratio. We are presenting non-GAAP financial measures excluding these items because we believe it is useful for investors in assessing our financial results compared with the same period in the prior year. Within the text, in connection with each non-GAAP financial measure presented, we have presented the most directly comparable financial measure calculated in accordance with U.S. GAAP and have provided a reconciliation of the differences between the non-GAAP financial measure with its most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.
Outlook for 2014
Safety
Operating a safe railroad benefits our employees, our customers, our shareholders and the communities we serve. We have led the railroad industry in safety for the past five years and our goal for 2014 is an injury frequency ratio of 0.45 reportable injuries per 200,000 man hours.
Financial Expectations
We expect growth in our revenues and income due to increases in traffic across most of our commodity groups. In particular, we anticipate growth in petroleum products traffic due to higher volumes of crude oil and liquefied petroleum gas and the full year impact of an Australian iron ore project that ramped up during 2013. We also expect growth in our income from the pending acquisition of the assets comprising the western end of the DM&E and from the full year impact of RailAmerica operating cost synergies that were partially realized in 2013 as the company was being integrated. We expect that this growth in our revenues and income will be partially offset by the negative currency translation impact of the weaker Canadian and Australian dollars on the results of our operations in those countries. We expect our free cash flow in 2014 to increase primarily from an increase in cash from operations.
Capital Plan
We expect to make capital investments totaling $267 million in 2014. Of this total, $168 million is planned for ongoing railroad track and equipment capital, $15 million is planned for matching capital spending associated with government grant funded projects in seven operating regions (Pacific, Northeast, Canada, Ohio Valley, Southern, Midwest and Rail Link) and $31 million is planned for specific 2014 projects, including certain track upgrades and locomotive lease buyouts. In addition, we expect to spend $53 million on business development related capital, primarily the construction of a new rail spur in Canada and track improvements in Australia associated with a long-term contract extension.
United States Short Line Tax Credit
The United States Short Line Tax Credit, from which we have benefited since 2005, expired on December 31, 2013. Without an extension to the tax credit, we expect our income tax rate to increase significantly in 2014. While the Short Line Tax Credit has been extended on three separate occasions in the past with retroactive benefits, and there is significant bipartisan support for another extension in 2014, we are unable to predict the outcome of the United States legislative process.
Corporate and Business Development
We continue to work on a number of potential projects located across the geographic markets in which we currently operate. For example, in Australia, we will continue to work on additional bulk minerals export projects. In the United States, with the expanded rail footprint provided by the RailAmerica acquisition, our industrial development is focused on the goal of adding new customers and/or facilities to our railroads. Specific areas of focus will be on shale oil and gas related projects, as well as, other growth sectors such as agriculture, natural resources and bio-energy.

Overview
We own and operate short line and regional freight railroads and provide railcar switching and other rail-related services in the United States, Australia, Canada, the Netherlands and Belgium. In addition, we operate the Tarcoola to Darwin rail line, which links the Port of Darwin to the Australian interstate rail network in South Australia. Our operations currently include 111 railroads organized into 11 regions, with approximately14,700 miles of owned, jointly owned or leased track and approximately 3,300 additional miles under contractual track access arrangements. In addition, we provide rail service at 35 ports in North America, Australia and Europe and perform contract coal loading and railcar switching for industrial customers.
On January 2, 2014, we and Canadian Pacific (CP) jointly announced our entry into an agreement pursuant to which we will purchase the assets comprising the western end of CP's Dakota, Minnesota & Eastern (DM&E) rail line for a cash purchase price of approximately $210 million, subject to certain adjustments including the purchase of materials and supplies, equipment and vehicles. We intend to fund the acquisition with borrowings under our existing Credit Agreement. The acquisition is more fully described in Note 21, Subsequent Events, to our Consolidated Financial Statements included elsewhere in this Annual Report.
The asset acquisition is expected to close by mid-2014, subject to approval of the STB and the satisfaction of other customary closing conditions. Upon closing, our new railroad will be named Rapid City, Pierre & Eastern Railroad. We expect to hire approximately 180 employees to staff the new railroad and anticipate these employees will come primarily from those currently working on the rail line.
The western end encompasses approximately 670 miles of CP's current operations between Tracy, Minnesota and Rapid City, South Dakota; north of Rapid City to Colony, Wyoming; south of Rapid City to Dakota Junction, Nebraska; and connecting branch lines as well as trackage from Dakota Junction to Crawford, Nebraska, currently leased to the Nebraska Northwestern Railroad (NNW). Customers on the line ship approximately 52,000 carloads annually of grain, bentonite clay, ethanol, fertilizer and other products. The new rail operation will have the ability to interchange with CP, Union Pacific, BNSF and NNW.
On October 1, 2012, we completed the acquisition of RailAmerica for $2.0 billion (equity purchase price of $1.4 billion plus net debt of $659.2 million). The shares of RailAmerica were held in a voting trust while the STB considered our control application, which application was approved with an effective date of December 28, 2012. Accordingly, we accounted for the earnings of RailAmerica using the equity method of accounting while the shares were held in the voting trust and our preliminary determination of fair values of the acquired assets and assumed liabilities were included in our consolidated balance sheet at December 31, 2012. The first quarter of 2013 was the first full reporting period in which we controlled the former RailAmerica railroads. For additional information regarding RailAmerica, see “Changes in Operations—United States—RailAmerica” below.
Net income in the year ended December 31, 2013 was $272.1 million, compared with net income of $52.4 million in the year ended December 31, 2012. Excluding the impact of the significant items listed in the table below of $30.1 million for the year ended December 31, 2013 and $77.3 million for the year ended December 31, 2012, net income in the year ended December 31, 2013 would have been $242.0 million, compared with net income of $129.7 million in the year ended December 31, 2012.
Included in our net income for the year ended December 31, 2013 was a $41.0 million benefit associated with the retroactive extension of the United States Short Line Tax Credit for fiscal year 2012, which was signed into law on January 2, 2013. Excluding the $41.0 million retroactive benefit, our provision for income tax was $87.2 million for the year ended December 31, 2013, which represented 27.4% of income before income taxes. Included in our income before income taxes for the year ended December 31, 2012 was a $50.1 million mark-to-market expense associated with a contingent forward sale contract, which is a non-deductible expense for income tax purposes. See Note 10, Derivative Financial Instruments, to our Consolidated Financial Statements included elsewhere in this Annual Report for further details on the contingent forward sale contract. Excluding the $50.1 million mark-to-market expense, our provision for income tax was $46.4 million for the year ended December 31, 2012, which represented 34.8% of income before taxes. The decrease in the effective income tax rate for the year ended December 31, 2013 as compared with the year ended December 31, 2012 was primarily attributable to the renewal of the United States Short Line Tax Credit through December 31, 2013. The extension of the United States Short Line Tax Credit produced book income tax benefits of $25.9 million (or $0.46 per share) and $41.0 million (or $0.72 per share) for fiscal years 2013 and 2012, respectively. Since the extension became law in 2013, the 2012 impact was recorded in the first quarter of 2013.

Our diluted EPS attributable to our common stockholders in the year ended December 31, 2013 were $4.79 with 56.7 million weighted average shares outstanding, compared with diluted EPS attributable to our common stockholders of $1.02 with 51.3 million weighted average shares outstanding in the year ended December 31, 2012. Excluding the impact of the significant items listed in the table below of $0.53 for the year ended December 31, 2013 and $1.51 for the year ended December 31, 2012, adjusted diluted EPS for the year ended December 31, 2013 was $4.26 with 56.7 million weighted average shares outstanding, compared with adjusted diluted EPS of $2.53 with 51.3 million weighted average shares outstanding for the year ended December 31, 2012. Excluding the impact of the significant items listed in the table below of $0.53 as well as the $0.46 benefit from the United States Short Line Tax Credit for fiscal year 2013, adjusted diluted EPS for the year ended December 31, 2013 would have been $3.80.
Our results in the years ended December 31, 2013 and 2012 included certain significant items that are set forth below (dollars in millions, except per share amounts):

	Income/(Loss) Before Taxes Impact	After-Tax Net Income/(Loss) Impact	Diluted Earnings/(Loss) Per Common Share Impact
2013
RailAmerica integration/acquisition costs	$(17.0)	$(10.7)	$(0.19)
Business development and financing costs	$(2.2)	$(1.4)	$(0.03)
Net (gain)/loss on sale and impairment of assets	$4.7	$3.2	$0.06
Retroactive Short Line Tax Credit for 2012	$—	$41.0	$0.72
Impact of 2013 Short Line Tax Credit	$—	$25.9	$0.46
Valuation allowance on FTC	$—	$(2.0)	$(0.03)

2012
RailAmerica integration/acquisition costs	$(29.5)	$(21.0)	$(0.41)
Business development and financing costs	$(18.1)	$(11.0)	$(0.21)
Acquisition/integration costs incurred by RailAmerica	$—	$(3.5)	$(0.07)
Gain on insurance recoveries	$0.8	$0.5	$0.01
Net (gain)/loss on sale and impairment of assets	$11.2	$8.6	$0.17
Contract termination expense in Australia	$(1.1)	$(0.8)	$(0.02)
Contingent forward sale contract mark-to-market expense	$(50.1)	$(50.1)	$(0.98)
Operating revenues increased $694.1 million, or 79.3%, to $1.6 billion in the year ended December 31, 2013, compared with $874.9 million in the year ended December 31, 2012. The increase in our operating revenues included $635.2 million in revenues from new operations and a $58.9 million, or 6.7%, increase in revenues from existing operations. When we discuss a change in existing operations or same railroad, we are referring to the period-over-period change associated with operations that we managed in both periods (i.e., excluding the impact of businesses acquired/initiated, such as those railroads acquired in the RailAmerica acquisition).
Our traffic in the year ended December 31, 2013 was 1,886,012 carloads, an increase of 958,918 carloads, or 103.4%, compared with the year ended December 31, 2012. The traffic increase included 909,768 carloads from new operations. Existing operations increased 49,150 carloads, or 5.3%. To provide comparative context for 2013 consolidated traffic volumes, we are providing a “Combined Company” comparison as though the RailAmerica railroads were owned by us during 2012. In doing so, we have reclassified RailAmerica's 2012 information to conform with our presentation. On a Combined Company basis, traffic increased 117,301 carloads, or 6.6%, compared with traffic in the year ended December 31, 2012. Carloads from existing operations increased by 103,174 carloads, or 5.8%, and new operations contributed 14,127 carloads. The same railroad traffic increase was principally due to increases of 26,943 carloads of petroleum products traffic (primarily in the Pacific Region), 20,620 carloads of metallic ores traffic (primarily in the Australia Region), 16,209 carloads of coal and coke traffic (primarily in the Midwest Region), 7,534 carloads of lumber and forest products traffic (primarily in the Pacific and Northeast regions), 7,177 carloads of metals traffic (primarily in the Northeast and Southern regions), 6,960 carloads of intermodal traffic (primarily in the Australia and Canada regions) and 5,168 carloads of autos and auto parts traffic (primarily in the Ohio Valley and Pacific regions). All remaining traffic increased by a net 12,563 carloads.

Income from operations in the year ended December 31, 2013 increased $189.9 million, or 99.8%, to $380.2 million, compared with $190.3 million in the year ended December 31, 2012. Excluding the impact of the significant items listed in the previous table of $13.9 million and $20.9 million in the years ended December 31, 2013 and 2012, respectively, adjusted income from operations for the year ended December 31, 2013 was $394.1 million, compared with adjusted income from operations of $211.2 million in the year ended December 31, 2012. Our operating ratio was 75.8% in the year ended December 31, 2013, compared with an operating ratio of 78.2% in the year ended December 31, 2012. Excluding the impact of the significant items listed in the table above, our adjusted operating ratio was 74.9% in the year ended December 31, 2013, compared with an adjusted operating ratio of 75.9% in the year ended December 31, 2012.
During the year ended December 31, 2013, we generated $413.5 million in cash flows from operating activities. During the same period, we purchased $249.3 million of property and equipment, including $34.2 million for new business investments. These payments were partially offset by $33.9 million in cash received from government grants and other outside parties for capital spending and $6.7 million in proceeds from the disposition of property and equipment. We also repaid $209.3 million of outstanding debt.
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
We financed the $1.4 billion cash purchase price for RailAmerica's common stock, the refinancing of $1.2 billion of G&W's and RailAmerica's outstanding debt prior to the acquisition as well as transaction and financing-related expenses with $1.9 billion of debt from a new five-year Senior Secured Syndicated Credit Facility Agreement (the Credit Agreement) (see Note 9, Long-Term Debt, to our Consolidated Financial Statements included elsewhere in this Annual Report), $475.5 million of gross proceeds from the public offerings of our Class A common stock and Tangible Equity Units (TEUs) (see Note 4, Earnings Per Common Share, to our Consolidated Financial Statements included elsewhere in this Annual Report) and $350.0 million through a private issuance of Preferred Stock to Carlyle. (See Note 4, Earnings Per Common Share, and Note 10, Derivative Financial Instruments, to our Consolidated Financial Statements included elsewhere in this Annual Report).
Commencing on October 1, 2012, the shares of RailAmerica were held in an independent voting trust while the STB considered our control application, which application was approved with an effective date of December 28, 2012. Accordingly, we accounted for the earnings of RailAmerica using the equity method of accounting while the shares were held in the voting trust and our acquisition date fair values of the acquired assets and assumed liabilities have been included in our consolidated balance sheets since December 28, 2012. The results from RailAmerica's operations are included among the various line items in our consolidated statement of operations for the year ended December 31, 2013 and are included in our North American & European Operations segment.
In accordance with U.S. GAAP, a new accounting basis was established for RailAmerica on October 1, 2012 for its stand-alone financial statements. Condensed consolidated financial information for RailAmerica as of and for the period ended December 28, 2012 is included in Note 8, Equity Investment, to our Consolidated Financial Statements included elsewhere in this Annual Report.

During the year ended December 31, 2012, as discussed more fully under Contingent Forward Sale Contract in Note 10, Derivative Financial Instruments, to our Consolidated Financial Statements included elsewhere in this Annual Report, we recorded a $50.1 million non-cash mark-to-market expense related to an investment agreement governing the sale of the Series A-1 Preferred Stock to Carlyle in connection with the funding of the RailAmerica acquisition (the Investment Agreement). The expense resulted from the significant increase in G&W's share price between July 23, 2012 (the date we entered into the Investment Agreement) and September 28, 2012 (the last trading date prior to issuing the Preferred Stock). On February 13, 2013, we exercised our option to convert all of the outstanding Series A-1 Preferred Stock into 5,984,232 shares of our Class A common stock.
We also incurred $17.0 million and $30.0 million of RailAmerica integration and acquisition-related costs during the years ended December 31, 2013 and 2012, respectively. We recognized $15.6 million of net income from our equity investment in RailAmerica during the three months ended December 31, 2012. The income from our equity investment included $3.5 million of after-tax acquisition/integration costs incurred by RailAmerica in the three months ended December 31, 2012.
Headquartered in Jacksonville, Florida with approximately 2,000 employees, RailAmerica owned and operated 45 short line freight railroads in North America with approximately 7,100 miles of track in 28 U.S. states and three Canadian provinces as of the October 1, 2012 acquisition date.
Columbus & Chattahoochee Railroad, Inc.: In April 2012, our newly formed subsidiary, Columbus & Chattahoochee Railroad, Inc. (CCH), signed an agreement with Norfolk Southern Railway Company (NS) to lease and operate a 26-mile segment of NS track that runs from Girard, Alabama to Mahrt, Alabama. Operations commenced on July 1, 2012. CCH interchanges with NS in Columbus, Georgia where our Georgia Southwestern Railroad, Inc. also has operations. The results from CCH’s operations have been included in our consolidated statements of operations since July 1, 2012 and are included in our North American & European Operations segment.
Hilton & Albany Railroad, Inc.: In November 2011, our newly formed subsidiary, Hilton & Albany Railroad, Inc. (HAL), signed an agreement with NS to lease and operate a 56-mile segment of NS track that runs from Hilton, Georgia to Albany, Georgia. Operations commenced on January 1, 2012. HAL handles primarily overhead traffic between NS and our following railroads: The Bay Line Railroad, L.L.C.; Chattahoochee Bay Railroad, Inc.; Chattahoochee Industrial Railroad; and Georgia Southwestern Railroad, Inc. In addition, HAL serves several local agricultural and aggregate customers in southwest Georgia. The results from HAL’s operations have been included in our consolidated statements of operations since January 1, 2012 and are included in our North American & European Operations segment.
Arizona Eastern Railway Company: On September 1, 2011, we acquired all of the capital stock of AZER. We paid the seller $89.5 million in cash at closing, which included a reduction to the purchase price of $0.6 million based on the estimated working capital adjustment. Following the final working capital adjustment, we recorded an additional $0.8 million of purchase price in December 2011, which was paid to the seller in January 2012. We incurred $0.6 million of acquisition costs related to this transaction through December 31, 2011, which were expensed as incurred. The results from AZER’s operations have been included in our consolidated statements of operations since September 1, 2011, and are included in our North American & European Operations segment.
Headquartered near Miami, Arizona, with 43 employees and 10 locomotives, AZER owned and operated two rail lines totaling approximately 200 track miles in southeast Arizona and southwest New Mexico connected by 52 miles of trackage rights over the Union Pacific Railroad as of the September 1, 2011 acquisition date. The largest customer on AZER is Freeport-McMoRan Copper & Gold Inc. (Freeport-McMoRan). AZER provides rail service to Freeport-McMoRan’s largest North American copper mine and its North American smelter, hauling copper concentrate, copper anode, copper rod and sulfuric acid. In conjunction with the transaction, AZER and Freeport-McMoRan entered into a long-term operating agreement.
Determination of Fair Value
We accounted for the RailAmerica and AZER acquisitions using the acquisition method of accounting under U.S. GAAP. Under the acquisition method of accounting:

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

•
Upon approval by the STB for us to control RailAmerica, our preliminary determination of fair values of the acquired assets and assumed liabilities were consolidated with our assets and liabilities as of December 28, 2012 (see RailAmerica as of December 28, 2012 Preliminary column in the following table). Between October 1, 2012 and December 28, 2012, we recognized income from our equity investment in RailAmerica of $15.6 million and other comprehensive loss of $2.0 million, primarily resulting from foreign currency translation adjustments. In addition, we recognized $21.8 million, representing the change in RailAmerica's cash and cash equivalents from October 1, 2012 to December 28, 2012, as a reduction in net cash paid for the acquisition.

•
In 2013, we finalized our determination of fair values of RailAmerica's assets and liabilities (see RailAmerica as of December 28, 2012 Final column in the following table). The measurement period adjustments to the fair values were as follows: 1) property and equipment increased $10.7 million, 2) intangible assets decreased $29.9 million, 3) deferred income tax liabilities, net decreased $16.0 million, 4) noncontrolling interest decreased $5.0 million, 5) all other assets, net increased $1.3 million and 6) goodwill decreased $3.1 million as an offset to the above-mentioned changes. This resulted in additional annualized depreciation and amortization expense of approximately $4 million. We do not consider these adjustments material to our consolidated financial statements taken as a whole and as such, prior periods were not retroactively adjusted.

•
The assets and liabilities of AZER were recorded at their respective acquisition-date fair values and were consolidated with those of G&W as of the September 1, 2011 acquisition date (see AZER column in the following table).

The fair values assigned to the acquired net assets of RailAmerica and AZER were as follows (dollars in thousands):

	RailAmerica			AZER
	As of October 1, 2012	As of December 28, 2012		As of September 1, 2011
		Preliminary	Final
Cash and cash equivalents	$86,102	$107,922	$107,922	$—
Accounts receivable	104,839	91,424	90,659	3,096
Materials and supplies	6,406	7,325	7,325	—
Prepaid expenses and other	15,146	14,815	15,801	2,319
Deferred income tax assets	49,074	49,074	56,998	—
Property and equipment	1,579,321	1,588,612	1,599,282	90,129
Goodwill	474,115	474,115	471,028	—
Intangible assets	451,100	446,327	416,427	—
Other assets	116	116	116	—
Total assets	2,766,219	2,779,730	2,765,558	95,544
Accounts payable and accrued expenses	143,790	135,117	140,160	5,212
Long-term debt	12,158	12,010	12,010	—
Deferred income tax liabilities, net	542,210	551,856	535,864	—
Other long-term liabilities	20,754	19,618	21,439	—
Noncontrolling interest	5,525	5,525	481	—
Net assets	$2,041,782	$2,055,604	$2,055,604	$90,332
Australia
Arrium Limited: In July 2012, our subsidiary, Genesee & Wyoming Australia Pty Ltd (GWA), announced that it had expanded two existing rail haulage contracts with Arrium Limited (formerly OneSteel) to transport additional export iron ore in South Australia. To support the increased shipments under the two contracts, during the year ended December 31, 2012, GWA invested A$52.1 million (or $54.1 million at the exchange rate on December 31, 2012) to purchase narrow gauge locomotives and railcars as well as to construct a standard gauge rolling-stock maintenance facility in order to support the increased shipments under the two contracts. During the year ended December 31, 2013, GWA spent an additional A$22.3 million (or $19.9 million at the exchange rate on December 31, 2013) on these projects and does not expect to invest any additional capital in these projects in 2014.

Alice Springs and Cook: In May 2012, GWA entered into an agreement with Asciano Services Pty Ltd (AIO), a subsidiary of Asciano Pty Ltd, whereby GWA agreed to purchase an intermodal and freight terminal in Alice Springs, Northern Territory from AIO and GWA agreed to sell AIO certain assets in the township of Cook, South Australia that included GWA's third-party fuel-sales business. GWA completed the purchase of the Alice Springs intermodal and freight terminal in June 2012 for A$9.0 million (or $9.2 million at the exchange rate on June 30, 2012) plus A$0.5 million (or $0.6 million at the exchange rate on June 30, 2012) tax liability for stamp duty (an Australian asset transfer tax). Previously, GWA had leased the facility from AIO. The sale of the assets in Cook closed in September 2012. We received A$4.0 million (or $4.1 million at the exchange rate on September 30, 2012) in pre-tax cash proceeds from the sale and recognized an after-tax book gain of A$1.3 million (or $1.3 million at the exchange rate on September 30, 2012).
Canada
Tata Steel Minerals Canada Ltd.: In August 2012, we announced that our newly formed subsidiary, KeRail Inc. (KeRail), entered into a long-term agreement with Tata Steel Minerals Canada Ltd. (TSMC), for KeRail to provide rail transportation services to the direct shipping iron ore mine TSMC is developing near Schefferville, Quebec in the Labrador Trough (the Mine). In addition, KeRail plans to construct an approximately 21-kilometer rail line that will connect the Mine to the Tshiuetin Rail Transportation (TSH) interchange point in Schefferville. Operated as part of our Canada Region, KeRail is expected to haul unit trains of iron ore from its rail connection with the Mine, which will then travel over three privately owned railways to the Port of Sept-Îles for export primarily to Tata Steel Limited's European operations. The agreement and construction are contingent on certain conditions being met, including the receipt of necessary governmental permits and approvals. Once the track construction has commenced, the rail line is expected to be completed three to six months thereafter, weather conditions permitting.
Results from Operations
When comparing our results from operations from one reporting period to another, it is important to consider that we have historically experienced fluctuations in revenues and expenses due to acquisitions, changing economic conditions, competitive forces, changes in foreign currency exchange rates, one-time freight moves, fuel price fluctuations, customer plant expansions and shut-downs, sales of property and equipment, derailments and weather-related conditions, such as hurricanes, cyclones, tornadoes, droughts, heavy snowfall, unseasonably warm or cool weather, freezing and flooding. In periods when these events occur, our results of operations are not easily comparable from one period to another. Finally, certain of our railroads have commodity shipments that are sensitive to general economic conditions, such as steel products, paper products and lumber and forest products as well as product specific economic conditions, such as the availability of lower priced alternative sources of power generation (coal). Other shipments are relatively less affected by economic conditions and are more closely affected by other factors, such as inventory levels maintained at customer plants (coal), winter weather (salt and coal) and seasonal rainfall (agricultural products). As a result of these and other factors, our results of operations in any reporting period may not be directly comparable to our results of operations in other reporting periods.
Year Ended December 31, 2013 Compared with Year Ended December 31, 2012
Operating Revenues
Overview
Operating revenues were $1.6 billion in the year ended December 31, 2013, compared with $874.9 million in the year ended December 31, 2012, an increase of $694.1 million, or 79.3%. The $694.1 million increase in operating revenues consisted of $635.2 million in revenues from new operations and a $58.9 million, or 6.7%, increase in revenues from existing operations. New operations are those that were not included in our consolidated financial results for a comparable period in the prior year. The $58.9 million increase in revenues from existing operations included an increase of $67.9 million in freight revenues, partially offset by a decrease of $9.0 million in non-freight revenues.

The following table breaks down our operating revenues and total carloads into new operations and existing operations for the years ended December 31, 2013 and 2012 (dollars in thousands):

	2013			2012	Increase in Total Operations		Increase/(Decrease) in Existing Operations
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%	Currency Impact
Freight revenues	$1,177,364	$484,691	$692,673	$624,809	$552,555	88.4%	$67,864	10.9%	$(16,481)
Non-freight revenues	391,647	150,516	241,131	250,107	141,540	56.6%	(8,976)	(3.6)%	(4,456)
Total operating revenues	$1,569,011	$635,207	$933,804	$874,916	$694,095	79.3%	$58,888	6.7%	$(20,937)
Carloads	1,886,012	909,768	976,244	927,094	958,918	103.4%	49,150	5.3%
Freight Revenues
The following table compares freight revenues, carloads and average freight revenues per carload for the years ended December 31, 2013 and 2012 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
	2013		2012		2013		2012
Commodity Group	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	2013	2012
Agricultural Products	$130,577	11.1%	$59,378	9.5%	240,840	12.8%	96,734	10.4%	$542	$614
Metallic Ores*	125,928	10.7%	75,188	12.0%	72,366	3.8%	41,918	4.5%	1,740	1,794
Chemicals & Plastics	128,935	11.0%	55,146	8.8%	163,123	8.7%	68,999	7.4%	790	799
Metals	127,769	10.9%	62,129	9.9%	175,636	9.3%	94,621	10.2%	727	657
Pulp & Paper	112,663	9.6%	65,696	10.5%	169,708	9.0%	101,588	11.0%	664	647
Coal & Coke	110,836	9.4%	70,052	11.2%	323,500	17.2%	168,574	18.2%	343	416
Minerals & Stone	96,771	8.2%	48,023	7.7%	219,163	11.6%	130,602	14.1%	442	368
Intermodal**	98,759	8.4%	94,735	15.2%	73,666	3.9%	66,706	7.2%	1,341	1,420
Lumber & Forest Products	79,035	6.7%	34,839	5.7%	133,649	7.1%	70,896	7.6%	591	491
Petroleum Products	65,223	5.5%	25,293	4.1%	108,901	5.8%	26,907	2.9%	599	940
Food or Kindred Products	31,982	2.7%	5,230	0.8%	55,084	2.9%	11,011	1.2%	581	475
Waste	22,750	1.9%	13,622	2.2%	43,166	2.3%	21,676	2.3%	527	628
Autos & Auto Parts	26,415	2.2%	8,313	1.3%	36,510	1.9%	10,148	1.2%	724	819
Other	19,721	1.7%	7,165	1.1%	70,700	3.7%	16,714	1.8%	279	429
Total	$1,177,364	100.0%	$624,809	100.0%	1,886,012	100.0%	927,094	100.0%	624	674
* Carload amounts include carloads and intermodal units
** Carload amounts represent intermodal units

Total freight traffic increased 958,918 carloads, or 103.4%, in 2013 compared with 2012. Carloads from existing operations increased by 49,150 carloads, or 5.3%, and new operations contributed 909,768 carloads. The existing traffic increase was principally due to increases of 20,601 carloads of metallic ores traffic, 12,577 carloads of petroleum products traffic, 7,676 carloads of metals traffic, 6,958 carloads of intermodal traffic and 5,625 carloads of agricultural products traffic, partially offset by a 4,250 carload decrease in pulp and paper traffic. All remaining traffic decreased by a net 37 carloads.

Average freight revenues per carload decreased 7.4% to $624 in 2013 compared with 2012. Average freight revenues per carload from existing operations increased 5.3% to $710. Changes in the commodity mix and fuel surcharges increased average freight revenues per carload from existing operations by 4.8% and 0.5%, respectively, partially offset by the depreciation of the Australian and Canadian dollars relative to the United States dollar, which decreased average freight revenues per carload from existing operations by 2.9%. Other than the impacts from these factors, average freight revenues per carload from existing operations increased by 2.9%. Average freight revenues per carload were also positively impacted by the changes in the mix of customers within certain commodity groups, primarily metallic ores.
The following table sets forth freight revenues by commodity group segregated into new operations and existing operations for the years ended December 31, 2013 and 2012 (dollars in thousands):

	2013			2012	Increase in Total Operations		Increase/(Decrease) in Existing Operations
Commodity Group	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%	Currency Impact
Agricultural Products	$130,577	$72,704	$57,873	$59,378	$71,199	119.9%	$(1,505)	(2.5)%	$(2,383)
Metallic Ores	125,928	6,608	119,320	75,188	50,740	67.5%	44,132	58.7%	(5,166)
Chemicals & Plastics	128,935	72,356	56,579	55,146	73,789	133.8%	1,433	2.6%	(188)
Metals	127,769	57,599	70,170	62,129	65,640	105.7%	8,041	12.9%	(352)
Pulp & Paper	112,663	43,531	69,132	65,696	46,967	71.5%	3,436	5.2%	(319)
Coal & Coke	110,836	40,442	70,394	70,052	40,784	58.2%	342	0.5%	(19)
Minerals & Stone	96,771	46,029	50,742	48,023	48,748	101.5%	2,719	5.7%	(827)
Intermodal	98,759	2	98,757	94,735	4,024	4.2%	4,022	4.2%	(6,744)
Lumber & Forest Products	79,035	42,103	36,932	34,839	44,196	126.9%	2,093	6.0%	(82)
Petroleum Products	65,223	34,926	30,297	25,293	39,930	157.9%	5,004	19.8%	(191)
Food or Kindred Products	31,982	26,788	5,194	5,230	26,752	511.5%	(36)	(0.7)%	(7)
Waste	22,750	8,821	13,929	13,622	9,128	67.0%	307	2.3%	(4)
Autos & Auto Parts	26,415	18,637	7,778	8,313	18,102	217.8%	(535)	(6.4)%	(163)
Other	19,721	14,145	5,576	7,165	12,556	175.2%	(1,589)	(22.2)%	(36)
Total freight revenues	$1,177,364	$484,691	$692,673	$624,809	$552,555	88.4%	$67,864	10.9%	$(16,481)
The following information discusses the significant changes in freight revenues from existing operations by commodity group. Changes in average freight revenues per carload in a commodity group can be impacted by changes in customer rates, fuel surcharges, changes in foreign currency exchange rates, as well as changes in the mix of customer traffic within a commodity group.
Agricultural products revenues decreased $1.5 million, or 2.5%. Agricultural products average freight revenues per carload decreased 8.0%, which decreased revenues by $4.7 million, while traffic volumes increased 5,625 carloads, or 5.8%, which increased revenues by $3.2 million. The decrease in average freight revenues per carload included a 3.9%, or $2.4 million, negative impact due to the depreciation of the Australian and Canadian dollars relative to the United States dollar. The carload increase was primarily due to increased export grain traffic in Australia, partially offset by lower volumes of Canadian winter wheat shipments. Because rates for Australian grain traffic have both a fixed and a variable component, the increase in Australian grain traffic resulted in lower average freight revenues per carload.

Metallic ores revenues increased $44.1 million, or 58.7%. Metallic ores traffic volume increased 20,601 carloads, or 49.1%, which increased revenues by $39.3 million, and average freight revenues per carload increased 6.4%, which increased revenues by $4.8 million. The increase in volume and average freight revenues per carload was primarily due to a new iron ore contract in South Australia, which began in the fourth quarter of 2012. The increase in average freight revenues per carload included a 7.9%, or $5.2 million, negative impact due to the depreciation of the Australian and Canadian dollars relative to the United States dollar.
Metals revenues increased $8.0 million, or 12.9%. Metals traffic volume increased 7,676 carloads, or 8.1%, which increased revenues by $5.3 million, and average freight revenues per carload increased 4.4%, which increased revenues by $2.8 million. The carload increase was primarily due to increased shipments in the northeastern and southern United States.
Pulp and paper revenues increased $3.4 million, or 5.2%. Average freight revenues per carload increased 9.7%, which increased revenues by $6.5 million, while traffic volumes decreased 4,250 carloads, or 4.2%, which decreased revenues by $3.0 million. For the year ended December 31, 2013, as a result of the RailAmerica acquisition, 6,494 carloads of pulp and paper traffic originating on a RailAmerica railroad that is contiguous to a legacy G&W railroad were reported as new operations. Otherwise, pulp and paper traffic volume increased 2,244 carloads, or 2.2%, and average freight revenues per carload increased 3.0%.
Minerals and stone revenues increased $2.7 million, or 5.7%. Average freight revenues per carload increased 3.3%, which increased revenues by $1.6 million, and traffic volume increased 2,986 carloads, or 2.3%, which increased revenues by $1.1 million. The increase in volume was primarily related to increased rock salt shipments due to severe winter weather in the United States, partially offset by reduced traffic in Australia.
Intermodal revenues increased $4.0 million, or 4.2%. Intermodal traffic volume increased 6,958 carloads, or 10.4%, which increased revenues by $9.3 million, while average freight revenues per carload decreased 5.6%, which decreased revenues by $5.3 million. The carload increase was primarily due to new business converted to rail from road in Australia and new business in Canada. The decrease in average freight revenues per carload included a 7.3%, or $6.7 million, negative impact due to the depreciation of the Australian and Canadian dollars relative to the United States dollar.
Petroleum products revenues increased $5.0 million, or 19.8%. Petroleum products traffic volume increased 12,577 carloads, or 46.7%, which increased revenues by $9.7 million, while average freight revenues per carload decreased 18.4%, which decreased revenues by $4.6 million. The carload increase was primarily due to a new crude oil customer in the Pacific Northwest. The decrease in the average freight revenues per carload was due to customer mix.
Freight revenues from all remaining commodities combined increased by $2.0 million.
Non-Freight Revenues
The following table compares non-freight revenues for the years ended December 31, 2013 and 2012 (dollars in thousands):

	2013		2012
	Amount	% of Total	Amount	% of Total
Railcar switching	$161,942	41.3%	$134,929	54.0%
Car hire and rental income	34,721	8.9%	21,280	8.5%
Fuel sales to third parties	386	0.1%	11,868	4.7%
Demurrage and storage	58,312	14.9%	26,125	10.4%
Car repair services	21,078	5.4%	7,934	3.2%
Construction revenues	41,677	10.6%	—	—%
Other non-freight revenues	73,531	18.8%	47,971	19.2%
Total non-freight revenues	$391,647	100.0%	$250,107	100.0%

The following table sets forth non-freight revenues by new operations and existing operations for the years ended December 31, 2013 and 2012 (dollars in thousands):

	2013			2012	Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%	Currency Impact
Railcar switching	$161,942	$20,528	$141,414	$134,929	$27,013	20.0%	$6,485	4.8%	$(1,805)
Car hire and rental income	34,721	18,250	16,471	21,280	13,441	63.2%	(4,809)	(22.6)%	(502)
Fuel sales to third parties	386	—	386	11,868	(11,482)	(96.7)%	(11,482)	(96.7)%	—
Demurrage and storage	58,312	30,537	27,775	26,125	32,187	123.2%	1,650	6.3%	(116)
Car repair services	21,078	12,455	8,623	7,934	13,144	165.7%	689	8.7%	(22)
Construction revenues	41,677	41,677	—	—	41,677	100.0%	—	—%	—
Other non-freight revenues	73,531	27,069	46,462	47,971	25,560	53.3%	(1,509)	(3.1)%	(2,011)
Total non-freight revenues	$391,647	$150,516	$241,131	$250,107	$141,540	56.6%	$(8,976)	(3.6)%	$(4,456)
Total non-freight revenues increased $141.5 million, or 56.6%, to $391.6 million in the year ended December 31, 2013, compared with $250.1 million in the year ended December 31, 2012. The increase was attributable to $150.5 million from new operations, including construction revenues of $41.7 million from Atlas, a rail construction business acquired in the RailAmerica acquisition, partially offset by a decrease of $9.0 million from existing operations. The decrease in non-freight revenues from existing operations was principally due to a $11.5 million decrease in fuel sales to third parties as a result of the sale of our fuel-sales business in South Australia in the third quarter of 2012 and a $4.5 million decrease due to the net depreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar, partially offset by higher railcar switching revenues of $6.5 million primarily due to new and expanded customer contracts in Australia and the United States.
Operating Expenses
Overview
Operating expenses were $1.2 billion in the year ended December 31, 2013, compared with $684.6 million in the year ended December 31, 2012, an increase of $504.2 million, or 73.7%. Labor and benefits increased $188.3 million in the year ended December 31, 2013, primarily related to the addition of employees from the acquisition of RailAmerica and wage and benefit increases for existing employees. Of the remaining $316.0 million increase in operating expenses, $304.3 million was from new operations and $36.9 million was from existing operations, partially offset by a decrease in RailAmerica integration and acquisition-related costs of $13.0 million and a $12.3 million decrease due to the net depreciation of the Australian and Canadian dollars and Euro relative to the United States dollar. The increase in operating expenses from existing operations was driven primarily by lower net gain on the sale of assets and insurance recoveries, as well as increases in trackage rights expense, depreciation and amortization expense, other operating expenses and materials expense in the year ended December 31, 2013, partially offset by a decrease in diesel fuel sold to third parties, primarily due to the sale of our fuel-sales business in South Australia in the third quarter of 2012.
Operating Ratio
Our operating ratio, defined as total operating expenses divided by total operating revenues, was 75.8% in the year ended December 31, 2013 compared with 78.2% in the year ended December 31, 2012. Income from operations in the year ended December 31, 2013 included $17.0 million of RailAmerica integration and acquisition-related costs, partially offset by a $4.7 million net gain on the sale of assets. Income from operations in the year ended December 31, 2012 included $30.0 million of RailAmerica integration and acquisition-related costs, partially offset by an $11.2 million net gain on sale of assets. Changes in foreign currency exchange rates can have a material impact on our operating revenues and operating expenses. However, the net impact of these foreign currency translation effects should not have a material impact on our operating ratio.

The following table sets forth a comparison of our operating expenses in the years ended December 31, 2013 and 2012 (dollars in thousands):

	2013		2012
	Amount	% of Operating Revenues	Amount	% of Operating Revenues	Currency Impact
Labor and benefits	$441,318	28.1%	$257,618	29.5%	$(4,579)
Equipment rents	77,825	5.0%	37,322	4.3%	(734)
Purchased services	120,871	7.7%	80,572	9.2%	(3,804)
Depreciation and amortization	141,644	9.0%	73,405	8.4%	(1,689)
Diesel fuel used in operations	147,172	9.4%	88,399	10.1%	—
Diesel fuel sold to third parties	368	—%	11,322	1.3%	—
Casualties and insurance	40,781	2.6%	24,858	2.8%	(611)
Materials	78,243	5.0%	25,240	2.9%	(178)
Trackage rights	50,911	3.2%	28,250	3.2%	(670)
Net (gain)/loss on sale and impairment of assets	(4,677)	(0.3)%	(11,225)	(1.3)%	238
Gain on insurance recoveries	(1,465)	(0.1)%	(5,760)	(0.7)%	368
Other expenses	78,797	5.1%	44,549	5.1%	(656)
RailAmerica acquisition-related costs	360	—%	18,592	2.1%	—
RailAmerica integration costs	16,675	1.1%	11,452	1.3%	—
Total operating expenses	$1,188,823	75.8%	$684,594	78.2%	$(12,315)
Labor and benefits expense was $441.3 million in the year ended December 31, 2013, compared with $257.6 million in the year ended December 31, 2012, an increase of $183.7 million, or 71.3%. The increase consisted of $176.8 million due to an increase in the average number of employees, $8.6 million due to annual wage increases and $2.9 million due to an increase in benefit expenses (primarily health care costs), partially offset by $4.6 million due to the net depreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar. Our average number of employees during the year ended December 31, 2013 increased by approximately 2,060 over the prior year, primarily as a result of the RailAmerica acquisition.
Equipment rents expense was $77.8 million in the year ended December 31, 2013, compared with $37.3 million in the year ended December 31, 2012, an increase of $40.5 million, or 108.5%. The increase primarily resulted from the newly acquired RailAmerica railroads.
Purchased services expense, which consists of the costs of services provided by outside contractors for repairs and maintenance of track property, locomotives, freight cars and other equipment as well as contract labor costs for crewing services, was $120.9 million in the year ended December 31, 2013, compared with $80.6 million in the year ended December 31, 2012, an increase of $40.3 million, or 50.0%. The increase was primarily attributable to the newly acquired RailAmerica railroads.
Depreciation and amortization expense was $141.6 million in the year ended December 31, 2013, compared with $73.4 million in the year ended December 31, 2012, an increase of $68.2 million, or 93.0%. The increase was attributable to $62.6 million from new operations, primarily driven by the newly acquired RailAmerica railroads, and an increase of $5.6 million from existing operations, primarily due to depreciation expense related to new locomotives and railcars purchased in Australia in 2012.
The cost of diesel fuel used in operations was $147.2 million in the year ended December 31, 2013, compared with $88.4 million in the year ended December 31, 2012, an increase of $58.8 million, or 66.5%. The increase was primarily driven by the newly acquired RailAmerica railroads.
The cost of diesel fuel sold to third parties was $0.4 million in the year ended December 31, 2013, compared with $11.3 million in the year ended December 31, 2012, a decrease of $11.0 million. The decrease was primarily due to the sale of our third-party fuel-sales business in South Australia in the third quarter of 2012.

Casualties and insurance expense was $40.8 million in the year ended December 31, 2013, compared with $24.9 million in the year ended December 31, 2012, an increase of $15.9 million, or 64.1%. The increase primarily resulted from the newly acquired RailAmerica railroads, as well as an increase in derailment expense and insurance premiums in Australia.
Materials expense, which primarily consists of the costs of materials purchased for use in repairing and maintaining our track property, locomotives, rail cars and other equipment as well as costs for general tools and supplies used in our business, was $78.2 million in the year ended December 31, 2013, compared with $25.2 million in the year ended December 31, 2012, an increase of $53.0 million. The increase was attributable to $47.3 million from new operations, including $19.3 million from Atlas, and a $5.7 million increase from existing operations. The increase from existing operations was due to increased track property and locomotive repairs in the year ended December 31, 2013.
Trackage rights expense was $50.9 million in the year ended December 31, 2013, compared with $28.3 million in the year ended December 31, 2012, an increase of $22.7 million, or 80.2%. The increase was primarily attributable to $11.4 million from new operations, primarily driven by the newly acquired RailAmerica railroads, and an $11.3 million increase in existing operations, primarily due to new traffic from an iron ore customer in South Australia that moves over a segment of track owned by a third party.
Net gain on sale of assets was $4.7 million in the year ended December 31, 2013, compared with $11.2 million in the year ended December 31, 2012.
Gain on insurance recoveries of $1.5 million and $5.8 million for the years ended December 31, 2013 and 2012, respectively, related primarily to a business interruption claim associated with the Edith River Derailment (described in Note 5, Accounts Receivable and Allowance For Doubtful Accounts, to our Consolidated Financial Statements included elsewhere in this Annual Report).
Other expenses were $78.8 million in the year ended December 31, 2013, compared with $44.5 million in the year ended December 31, 2012, an increase of $34.2 million, or 76.9%. The increase was primarily attributable to the newly acquired RailAmerica railroads.
RailAmerica acquisition-related costs of $0.4 million and $18.6 million for the years ended December 31, 2013 and 2012 consisted of acquisition and financing-related expenses from the RailAmerica acquisition.
RailAmerica integration costs of $16.7 million and $11.5 million for the years ended December 31, 2013 and 2012, respectively, consisted primarily of RailAmerica employee severance arrangements.
Other Income (Expense) Items
Interest Income
Interest income was $4.0 million in the year ended December 31, 2013, compared with $3.7 million in the year ended December 31, 2012.
Interest Expense
Interest expense was $67.9 million in the year ended December 31, 2013, compared with $62.8 million in the year ended December 31, 2012. The increase in interest expense was primarily due to a higher debt balance resulting from the acquisition of RailAmerica.
Contingent Forward Sale Contract
In conjunction with our announcement on July 23, 2012 of our plan to acquire RailAmerica, we entered into the Investment Agreement with Carlyle in order to partially fund the acquisition of RailAmerica. Pursuant to the Investment Agreement, Carlyle agreed to purchase a minimum of $350.0 million of Preferred Stock, which Preferred Stock was convertible into our Class A common stock in certain circumstances. The conversion price of the Preferred Stock was set at approximately $58.49, which was a 4.5% premium to our stock price on the trading day prior to the announcement of the RailAmerica acquisition. For the period between July 23, 2012 and September 30, 2012, this instrument was accounted for as a contingent forward sale contract with mark-to-market non-cash income or expense included in our consolidated financial results and the cumulative effect represented as an asset or liability. Our closing price was $66.86 on September 28, 2012, which was the last trading day prior to issuing the Preferred Stock, and, accordingly, we recorded a $50.1 million non-cash mark-to-market expense related to the Investment Agreement for the year ended December 31, 2012.

On February 13, 2013, we exercised our option to convert all of the outstanding Preferred Stock issued to Carlyle in conjunction with the RailAmerica acquisition into 5,984,232 shares of our Class A common stock. On the conversion date, we also paid to Carlyle all accrued and unpaid dividends on the Preferred Stock of $2.1 million, as well as cash in lieu of fractional shares. In November 2013, Carlyle sold all of these outstanding shares of our Class A common stock in a public offering.
Provision for Income Taxes
Included in our net income for the year ended December 31, 2013 was a $41.0 million benefit associated with the retroactive extension of the United States Short Line Tax Credit for fiscal year 2012, which was signed into law on January 2, 2013. Excluding the $41.0 million retroactive benefit, our provision for income tax was $87.2 million for the year ended December 31, 2013, which represented 27.4% of income before income taxes other than the retroactive benefit. Included in our income before income taxes for the year ended December 31, 2012 was a $50.1 million mark-to-market expense associated with a contingent forward sale contract, which is a non-deductible expense for income tax purposes. See Note 10, Derivative Financial Instruments, to our Consolidated Financial Statements included elsewhere in this Annual Report for further details on the contingent forward sale contract. Excluding the $50.1 million mark-to-market expense, our provision for income tax was $46.4 million for the year ended December 31, 2012, which represents 34.8% of income before taxes. The decrease in the effective income tax rate for the year ended December 31, 2013 as compared with the year ended December 31, 2012 was primarily attributable to the renewal of the United States Short Line Tax Credit through December 31, 2013. The extension of the United States Short Line Tax Credit produced book income tax benefits of $25.9 million and $41.0 million for fiscal years 2013 and 2012, respectively. Since the extension became law in 2013, the 2012 impact was recorded in the first quarter of 2013.
Net Income and Earnings Per Share Attributable to G&W Common Stockholders
Net income was $272.1 million in the year ended December 31, 2013, compared with net income of $52.4 million in the year ended December 31, 2012. Our net income in the year ended December 31, 2012 included the $50.1 million mark-to-market expense associated with the contingent forward sale contract. Our basic EPS were $5.00 with 53.8 million weighted average shares outstanding in the year ended December 31, 2013, compared with basic EPS of $1.13 with 42.7 million weighted average shares outstanding in the year ended December 31, 2012. Our diluted EPS in the year ended December 31, 2013 were $4.79 with 56.7 million weighted average shares outstanding, compared with diluted EPS in the year ended December 31, 2012 of $1.02 with 51.3 million weighted average shares outstanding.
The following table sets forth the increase in our weighted average basic shares outstanding for the years ended December 31, 2013 and 2012 as a result of our 2012 public offering of Class A common stock, the shares issuable upon settlement of the prepaid stock purchase contract component of the TEUs based on the market price of our Class A common stock at December 31, 2013 and 2012, respectively, and from the February 13, 2013 conversion of the Preferred Stock into our Class A common stock (see Note 4, Earnings Per Common Share, to our Consolidated Financial Statements included elsewhere in this Annual Report):

	2013	2012
Class A common stock offering	3,791,004	1,066,867
Shares issuable upon settlement of the prepaid stock purchase contract component of the TEUs	2,841,650	850,773
Conversion of Preferred Stock	5,262,845	—
Segment Information
Our various railroad lines are organized into 11 operating regions. All of the regions have similar economic and other characteristics; however, we present our financial information as two reportable segments — North American & European Operations and Australian Operations.
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

The following table sets forth our North American & European Operations and Australian Operations for the years ended December 31, 2013 and 2012 (dollars in thousands):

	2013			2012
	North American & European Operations	Australian Operations	Total Operations	North American & European Operations	Australian Operations	Total Operations
Revenues:
Freight	$917,971	$259,393	$1,177,364	$412,839	$211,970	$624,809
Non-freight	325,876	65,385	391,261	173,054	65,185	238,239
Fuel sales to third parties	—	386	386	—	11,868	11,868
Total revenues	1,243,847	325,164	1,569,011	585,893	289,023	874,916

Operating expenses:
Labor and benefits	374,935	66,383	441,318	197,407	60,211	257,618
Equipment rents	67,297	10,528	77,825	26,298	11,024	37,322
Purchased services	68,632	52,239	120,871	26,330	54,242	80,572
Depreciation and amortization	114,542	27,102	141,644	50,156	23,249	73,405
Diesel fuel used in operations	116,204	30,968	147,172	56,298	32,101	88,399
Diesel fuel sold to third parties	—	368	368	—	11,322	11,322
Casualties and insurance	28,937	11,844	40,781	16,244	8,614	24,858
Materials	75,742	2,501	78,243	23,569	1,671	25,240
Trackage rights	29,595	21,316	50,911	17,643	10,607	28,250
Net (gain)/loss on sale and impairment of assets	(4,491)	(186)	(4,677)	(9,178)	(2,047)	(11,225)
Gain on insurance recoveries	—	(1,465)	(1,465)	—	(5,760)	(5,760)
Other expenses	71,297	7,500	78,797	35,695	8,854	44,549
RailAmerica acquisition-related costs	360	—	360	18,592	—	18,592
RailAmerica integration costs	16,675	—	16,675	11,452	—	11,452
Total operating expenses	959,725	229,098	1,188,823	470,506	214,088	684,594

Income from operations	$284,122	$96,066	$380,188	$115,387	$74,935	$190,322

Operating ratio	77.2%	70.5%	75.8%	80.3%	74.1%	78.2%

Interest expense	$52,740	$15,154	$67,894	$45,996	$16,849	$62,845
Interest income	$3,631	$340	$3,971	$3,219	$506	$3,725
Contingent forward sale contract mark-to-market expense	$—	$—	$—	$50,106	$—	$50,106
Provision for income taxes	$24,038	$22,258	$46,296	$28,451	$17,951	$46,402
Income from equity investment in RailAmerica, net	$—	$—	$—	$15,557	$—	$15,557
Carloads	1,649,914	236,098	1,886,012	723,448	203,646	927,094
Expenditures for additions to property & equipment, net of grants from outside parties	$163,545	$51,860	$215,405	$69,636	$122,426	$192,062

Revenues from our North American & European Operations were $1.2 billion in the year ended December 31, 2013, compared with $585.9 million in the year ended December 31, 2012, an increase of $658.0 million, or 112.3%. The increase in revenues from our North American & European Operations consisted of a $505.1 million increase in freight revenues and a $152.8 million increase in non-freight revenues, in each case, primarily due to the newly acquired RailAmerica railroads.
Operating expenses from our North American & European Operations were $959.7 million in the year ended December 31, 2013, compared with $470.5 million in the year ended December 31, 2012, an increase of $489.2 million. In total, labor and benefits increased $177.5 million in the year ended December 31, 2013, primarily related to the newly acquired RailAmerica railroads and wage and benefit increases for existing employees. The remaining $311.7 million increase in operating expenses was primarily driven by the newly acquired RailAmerica railroads, including $17.0 million of RailAmerica integration and acquisition-related expenses.
Revenues from our Australian Operations were $325.2 million in the year ended December 31, 2013, compared with $289.0 million in the year ended December 31, 2012, an increase of $36.1 million, or 12.5%. The increase in revenues included a $47.4 million increase in freight revenues, partially offset by an $11.5 million decrease in fuel sales to third parties. The $47.4 million increase in freight revenues consisted of $35.7 million due to a 32,452, or 15.9%, carload increase and an $11.8 million, or 5.6%, increase in average freight revenues per carload. The increase in average freight revenues per carload and volume was primarily driven by the expansion of iron ore shipments and the resumption of traffic in 2013 that had been halted due to the Edith River Bridge outage in 2012. The $11.5 million decrease in fuel sales to third parties was primarily due to the sale of our fuel-sales business in South Australia in the third quarter of 2012. The depreciation of the Australian dollar relative to the United States dollar in the year ended December 31, 2013 compared with the year ended December 31, 2012 resulted in a $19.4 million decrease in revenues.
Operating expenses from our Australian Operations were $229.1 million in the year ended December 31, 2013, compared with $214.1 million in the year ended December 31, 2012, an increase of $15.0 million, or 7.0%. The increase in operating expenses included increased labor expense, trackage rights expense and additional expenses for fuel and for maintenance of property and equipment, primarily resulted from the expansion of iron ore shipments in South Australia. Operating expenses in the year ended December 31, 2013 also included additional depreciation expense resulting from the purchase of new equipment and an increase in casualties and insurance expense due to an increase in derailment expense and higher insurance premiums, partially offset by an $11.0 million decrease in diesel fuel sold to third parties, primarily as a result of the sale of our fuel-sales business in South Australia. Operating expenses included a gain on insurance recoveries of $1.5 million and $5.8 million in the years ended December 31, 2013 and 2012, respectively, primarily related to a business interruption claim associated with the 2011 Edith River Derailment (described in Note 5, Accounts Receivable and Allowance For Doubtful Accounts, to our Consolidated Financial Statements included elsewhere in this Annual Report). The depreciation of the Australian dollar relative to the United States dollar in the year ended December 31, 2013 compared with the year ended December 31, 2012 resulted in an $11.5 million decrease in operating expenses.

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

Freight Revenues
The following table compares freight revenues, carloads and average freight revenues per carload for the years ended December 31, 2012 and 2011 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
	2012		2011		2012		2011
Commodity Group	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	2012	2011
Agricultural Products	$59,378	9.5%	$63,394	10.9%	96,734	10.4%	116,443	11.7%	$614	$544
Metallic Ores*	75,188	12.0%	56,150	9.7%	41,918	4.5%	32,682	3.3%	1,794	1,718
Chemicals & Plastics	55,146	8.8%	47,836	8.2%	68,999	7.4%	65,137	6.6%	799	734
Metals	62,129	9.9%	51,410	8.8%	94,621	10.2%	90,088	9.1%	657	571
Pulp & Paper	65,696	10.5%	61,793	10.6%	101,588	11.0%	97,018	9.7%	647	637
Coal & Coke	70,052	11.2%	82,244	14.1%	168,574	18.2%	248,460	24.9%	416	331
Minerals & Stone	48,023	7.7%	48,214	8.3%	130,602	14.1%	138,076	13.8%	368	349
Intermodal**	94,735	15.2%	87,657	15.0%	66,706	7.2%	61,986	6.2%	1,420	1,414
Lumber & Forest Products	34,839	5.7%	31,469	5.4%	70,896	7.6%	64,875	6.5%	491	485
Petroleum Products	25,293	4.1%	22,948	3.9%	26,907	2.9%	24,474	2.5%	940	938
Food or Kindred Products	5,230	0.8%	4,574	0.8%	11,011	1.2%	10,075	1.0%	475	454
Waste	13,622	2.2%	12,012	2.1%	21,676	2.3%	21,246	2.1%	628	565
Autos & Auto Parts	8,313	1.3%	7,826	1.3%	10,148	1.2%	10,425	1.0%	819	751
Other	7,165	1.1%	5,420	0.9%	16,714	1.8%	16,063	1.6%	429	337
Total	$624,809	100.0%	$582,947	100.0%	927,094	100.0%	997,048	100.0%	674	585
* Carload amounts include carloads and intermodal units in the 2012 period
** Carload amounts represent intermodal units
Total freight traffic decreased by 69,954 carloads, or 7.0%, in 2012 compared with 2011. Carloads from existing operations decreased by 90,735 carloads, or 9.1%, and new operations contributed 20,781 carloads. The existing traffic decrease was principally due to decreases of 79,886 carloads of coal and coke traffic, 20,618 carloads of agricultural products traffic and 10,890 carloads of minerals and stone traffic, partially offset by increases of 6,242 carloads of metallic ores traffic, 5,756 carloads of lumber and forest products traffic and 4,720 carloads of intermodal traffic. All remaining traffic increased by a net 3,941 carloads.
Average freight revenues per carload increased 15.2% to $674 in 2012 compared with 2011. Average freight revenues per carload from existing operations increased 13.8% to $666. Changes in the commodity mix and higher fuel surcharges increased average freight revenues per carload from existing operations by 5.9% and 0.5%, respectively, partially offset by the net depreciation of the Australian and Canadian dollars relative to the United States dollar, which decreased average freight revenues per carload from existing operations by 0.2%. Other than the impacts from these factors, average freight revenues per carload from existing operations increased by 7.6%. Average freight revenues per carload were also positively impacted by the changes in the mix of customers within certain commodity groups, primarily coal and coke traffic, metals traffic, waste traffic and other commodities.

The following table sets forth freight revenues by commodity group segregated into new operations and existing operations for the years ended December 31, 2012 and 2011 (dollars in thousands):

	2012			2011	(Decrease)/Increase in Total Operations		(Decrease)/Increase in Existing Operations
Commodity Group	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%	Currency Impact
Agricultural Products	$59,378	$354	$59,024	$63,394	$(4,016)	(6.3)%	$(4,370)	(6.9)%	$23
Metallic Ores	75,188	4,252	70,936	56,150	19,038	33.9%	14,786	26.3%	(8)
Chemicals & Plastics	55,146	5,463	49,683	47,836	7,310	15.3%	1,847	3.9%	(64)
Metals	62,129	3,874	58,255	51,410	10,719	20.9%	6,845	13.3%	(80)
Pulp & Paper	65,696	2,880	62,816	61,793	3,903	6.3%	1,023	1.7%	(158)
Coal & Coke	70,052	432	69,620	82,244	(12,192)	(14.8)%	(12,624)	(15.3)%	(9)
Minerals & Stone	48,023	2,762	45,261	48,214	(191)	(0.4)%	(2,953)	(6.1)%	(2)
Intermodal	94,735	—	94,735	87,657	7,078	8.1%	7,078	8.1%	124
Lumber & Forest Products	34,839	479	34,360	31,469	3,370	10.7%	2,891	9.2%	(13)
Petroleum Products	25,293	426	24,867	22,948	2,345	10.2%	1,919	8.4%	(13)
Food or Kindred Products	5,230	5	5,225	4,574	656	14.3%	651	14.2%	(2)
Waste	13,622	89	13,533	12,012	1,610	13.4%	1,521	12.7%	1
Autos & Auto Parts	8,313	—	8,313	7,826	487	6.2%	487	6.2%	(61)
Other	7,165	89	7,076	5,420	1,745	32.2%	1,656	30.6%	5
Total freight revenues	$624,809	$21,105	$603,704	$582,947	$41,862	7.2%	$20,757	3.6%	$(257)
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
Agricultural products revenues decreased $4.4 million, or 6.9%. Agricultural products traffic volume decreased 20,618 carloads, or 17.7%, which decreased revenues by $12.7 million, while average revenues per carload increased 13.2%, which increased revenues by $8.3 million. The carload decrease was primarily due to a mechanical failure at an export grain terminal in Australia and a modal shift from rail to truck in the southern United States. Because rates for Australian grain traffic have both a fixed and a variable component, the decrease in Australian grain traffic resulted in higher average freight revenues per carload.
Metallic ores revenues increased $14.8 million, or 26.3%. Effective January 1, 2012, a metallic ores customer in Australia switched its mode of transportation from using railcars to using containers. As a result, our metallic ores traffic count increased 6,048 carloads for an equivalent volume of product shipped. Otherwise, metallic ores traffic volume increased 194 carloads, or 0.6%, and average freight revenues per carload increased 25.6%. The carload increase was primarily due to a new iron ore contract in Australia, partially offset by a decrease in traffic in Canada. The increase in average freight revenues per carload was primarily driven by higher fuel surcharges and an increase in long-haul iron ore shipments in Australia.
Metals revenues increased $6.8 million, or 13.3%. Average freight revenues per carload increased 11.0%, which increased revenues by $5.7 million, and metals traffic volume increased 1,773 carloads, or 2.0%, which increased revenues by $1.1 million. The carload increase was primarily due to the expansion of a plant we serve in the southern United States. The increase in average freight revenues per carload was primarily due to a change in the mix of customer traffic.

Coal and coke revenues decreased $12.6 million, or 15.3%. Coal and coke traffic volume decreased 79,886 carloads, or 32.2%, which decreased revenues by $33.0 million, while average freight revenues per carload increased 24.8%, which increased revenues by $20.4 million. The decrease in traffic was largely driven by a decline in coal haulage traffic and customer-specific circumstances (such as temporary plant shut-downs, high inventory and a plant closing) as well as by warm winter weather, low natural gas prices and lower levels of export coal. The increase in average freight revenues per carload was primarily due to the change in mix of customer traffic.
Minerals and stone revenues decreased $3.0 million, or 6.1%. Minerals and stone traffic volume decreased 10,890 carloads, or 7.9%, which decreased revenues by $3.9 million, while average freight revenues per carload increased 2.0%, which increased revenues by $0.9 million. The carload decrease was primarily due to a decrease in rock salt shipments due to high stockpiles as a result of mild 2011-2012 winter weather in the northeastern United States.
Intermodal revenues increased $7.1 million, or 8.1%. Intermodal traffic volume increased 4,720 carloads, or 7.6%, which increased revenues by $6.7 million. The carload increase was primarily due to increased traffic in Australia and a new customer in the southern United States.
Lumber and forest products revenues increased $2.9 million, or 9.2%. Lumber and forest products traffic volume increased 5,756 carloads, or 8.9%, which increased revenues by $2.8 million. The carload increase was primarily due to an increase in United States housing starts.
Waste revenues increased $1.5 million, or 12.7%. The increase was primarily due to an 11.5% increase in average freight revenues per carload, which increased revenues by $1.4 million. The increase in average freight revenues per carload was primarily due to the change in mix of customer traffic.
Other freight revenues increased $1.7 million, or 30.6%. The increase was primarily due to a 26.7% increase in average freight revenues per carload, which increased revenues by $1.4 million. The increase in average freight revenues per carload was primarily due to the change in mix of customer traffic.
Freight revenues from all remaining commodities combined increased by $5.9 million.
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
Non-freight revenues increased $4.0 million, or 1.6%, to $250.1 million in the year ended December 31, 2012, compared with $246.1 million in the year ended December 31, 2011. The increase in non-freight revenues was attributable to $2.3 million from existing operations and $1.6 million from new operations. The increase in existing operations was principally due to higher railcar switching revenues of $5.9 million due to new and expanded customer service contracts in Australia and the United States, an increase in demurrage and storage revenues of $3.6 million due to an increase in the number of third-party railcars being stored in the United States and Canada, partially offset by a $6.1 million decrease in fuel sales to third parties due to the sale of our fuel-sales business in South Australia in the third quarter of 2012 and a $1.3 million decrease due to the net depreciation of foreign currencies relative to the United States dollar.
Operating Expenses
Overview
Operating expenses were $684.6 million in the year ended December 31, 2012, compared with $637.3 million in the year ended December 31, 2011, an increase of $47.3 million, or 7.4%. The increase in operating expenses was attributable to $33.9 million from existing operations and $13.4 million from new operations. The increase in existing operations was primarily due to $18.6 million of acquisition-related expenses from the RailAmerica acquisition, $11.5 million of severance costs and expenses from the acceleration of stock-based compensation of RailAmerica employees and a $17.9 million increase in labor and benefits, partially offset by a $7.8 million decrease in equipment rents, a $5.6 million increase in net gain on sale of assets and a $4.7 million increase in gain on insurance recoveries. In addition, the net depreciation of foreign currencies relative to the United States dollar resulted in a $0.8 million decrease in operating expenses from existing operations.
Operating Ratio
Our operating ratio, defined as total operating expenses divided by total operating revenues, was 78.2% in the year ended December 31, 2012 compared with 76.9% in the year ended December 31, 2011. Included in our operating ratio calculation for the year ended December 31, 2012 were $30.0 million of acquisition and integration-related costs associated with the acquisition of RailAmerica and severance costs and expenses from the acceleration of stock-based compensation of RailAmerica employees. Changes in foreign currency exchange rates can have a material impact on our operating revenues and operating expenses. However, the net impact of these foreign currency translation effects should not have a material impact on our operating ratio.

The following table sets forth a comparison of our operating expenses in the years ended December 31, 2012 and 2011 (dollars in thousands):

	2012		2011
	Amount	% of Operating Revenues	Amount	% of Operating Revenues	Currency Impact
Labor and benefits	$257,618	29.5%	$236,152	28.5%	$(437)
Equipment rents	37,322	4.3%	43,885	5.3%	(22)
Purchased services	80,572	9.2%	78,741	9.5%	(160)
Depreciation and amortization	73,405	8.4%	66,481	8.0%	(75)
Diesel fuel used in operations	88,399	10.1%	88,499	10.7%	—
Diesel fuel sold to third parties	11,322	1.3%	16,986	2.0%	—
Casualties and insurance	24,858	2.8%	22,469	2.7%	44
Materials	25,240	2.9%	26,419	3.2%	(69)
Trackage rights	28,250	3.2%	23,066	2.8%	(64)
Net (gain)/loss on sale and impairment of assets	(11,225)	(1.3)%	(5,660)	(0.7)%	(16)
Gain on insurance recoveries	(5,760)	(0.7)%	(1,061)	(0.1)%	59
Other expenses	44,549	5.1%	41,340	5.0%	(52)
RailAmerica acquisition-related costs	18,592	2.1%	—	—%	—
RailAmerica integration costs	11,452	1.3%	—	—%	—
Total operating expenses	$684,594	78.2%	$637,317	76.9%	$(792)
Labor and benefits expense was $257.6 million in the year ended December 31, 2012, compared with $236.2 million in the year ended December 31, 2011, an increase of $21.5 million, or 9.1%, of which $17.5 million was from existing operations and $4.0 million was from new operations. The increase from existing operations consisted of $8.2 million due to an increase in the average number of employees, $5.9 million from annual wage increases and $3.8 million of benefit increases (primarily health care costs), partially offset by $0.4 million due to the net depreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar. Our average number of employees during the year ended December 31, 2012 increased by 50 employees compared with our average number of employees during the year ended December 31, 2011.
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
Purchased services expense, which consists of the costs of services provided by outside contractors for repairs and maintenance of track property, locomotives, freight cars and other equipment as well as contract labor costs for crewing and drayage services, was $80.6 million in the year ended December 31, 2012, compared with $78.7 million in the year ended December 31, 2011, an increase of $1.8 million, or 2.3%. The increase was primarily related to increased use of contract services for repairs and maintenance of the locomotive and railcar fleets in Australia, partially offset by the decrease in expense related to the sale of our drayage business in 2011.
Depreciation and amortization expense was $73.4 million in the year ended December 31, 2012, compared with $66.5 million in the year ended December 31, 2011, an increase of $6.9 million, or 10.4%. The increase was attributable to a $4.9 million increase from existing operations, primarily due to new locomotives and railcars in Australia, and $2.0 million from new operations.
The cost of diesel fuel used in operations was $88.4 million in the year ended December 31, 2012, compared with $88.5 million in the year ended December 31, 2011, a decrease of $0.1 million. The decrease was attributable to a $2.6 million decrease in existing operations, partially offset by a $2.5 million increase in new operations. The decrease from existing operations was composed of $5.7 million due to a 6.3% decrease in diesel fuel consumption, primarily related to a 9.1% decrease in carloads, partially offset by $3.1 million from a 3.5% increase in average fuel cost per gallon.

The cost of diesel fuel sold to third parties was $11.3 million in the year ended December 31, 2012, compared with $17.0 million in the year ended December 31, 2011, a decrease of $5.7 million, or 33.3%. The decrease was primarily due to the sale of our third-party fuel-sales business South Australia in the third quarter of 2012.
Net gain on sale of assets was $11.2 million in the year ended December 31, 2012, compared with $5.7 million in the year ended December 31, 2011. The increase was primarily attributable to a $5.3 million gain on sale of land and track in Canada and a $1.8 million gain on sale of certain assets in South Australia in the third quarter of 2012.
Gain on insurance recoveries in the year ended December 31, 2012 of $5.8 million was related primarily to a business interruption claim associated with the Edith River Derailment (described in Note 5, Accounts Receivable and Allowance For Doubtful Accounts, to our Consolidated Financial Statements included elsewhere in this Annual Report). Gain on insurance recoveries in the year ended December 31, 2011 of $1.1 million related to a business interruption claim associated with Cyclone Carlos.
Other expenses were $44.5 million in the year ended December 31, 2012, compared with $41.3 million in the year ended December 31, 2011, an increase of $3.2 million, or 7.8%. The increase was primarily attributable to an increase in property tax expenses and $0.9 million from new operations.
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
Interest Expense
Interest expense was $62.8 million in the year ended December 31, 2012, compared with $38.6 million in the year ended December 31, 2011. The increase in interest expense was primarily due to our Credit Agreement entered into in conjunction with the acquisition of RailAmerica, including a $12.6 million make-whole payment resulting from the redemption of pre-existing senior notes, the write-off of $0.5 million of debt issuance costs and higher outstanding debt due to the acquisition.
Contingent Forward Sale Contract
In conjunction with our announcement on July 23, 2012 of our plan to acquire RailAmerica, we entered into the Investment Agreement with Carlyle in order to partially fund the acquisition of RailAmerica. Pursuant to the Investment Agreement, Carlyle agreed to purchase a minimum of $350.0 million of Preferred Stock, which Preferred Stock was convertible into our Class A common stock in certain circumstances. The conversion price of the Preferred Stock was set at approximately $58.49, which was a 4.5% premium to our stock price on the trading day prior to the announcement of the RailAmerica acquisition. For the period between July 23, 2012 and September 30, 2012, this instrument was accounted for as a contingent forward sale contract with mark-to-market non-cash income or expense included in our consolidated financial results and the cumulative effect represented as an asset or liability. Our closing price was $66.86 on September 28, 2012, which was the last trading day prior to issuing the Preferred Stock, and, accordingly, we recorded a $50.1 million non-cash mark-to-market expense related to the Investment Agreement for the year ended December 31, 2012. See Note 10, Derivative Financial Instruments, to our Consolidated Financial Statements included elsewhere in this Annual Report for further details on the contingent forward sale contract and Note 4, Earnings Per Common Share, to our Consolidated Financial Statements included elsewhere in this Annual Report for details regarding the conversion of the Preferred Stock.

Provision for Income Taxes
The $50.1 million mark-to-market expense associated with the contingent forward sale contract included in our income before income taxes for the year ended December 31, 2012 is a non-deductible expense for income tax purposes. As a result, our provision for income tax was $46.4 million for the year ended December 31, 2012, which represents 34.8% of income before income taxes other than the mark-to-market expense. Our effective income tax rate was 24.4% in the year ended December 31, 2011. The increase in the effective income tax rate for the year ended December 31, 2012 was primarily attributable to the expiration of the United States Short Line Tax Credit on December 31, 2011. On January 2, 2013, the United States Short Line Tax Credit was extended for 2012 and 2013. The extension of the United States Short Line Tax Credit produced book income tax benefits of $41.0 million for fiscal year 2012 and was recorded in the first quarter of 2013 when the extension became law.
Net Income and Earnings Per Share Attributable to G&W Common Stockholders
Net income was $52.4 million in the year ended December 31, 2012, compared with net income of $119.5 million in the year ended December 31, 2011. Our net income in the year ended December 31, 2012 included the $50.1 million mark-to-market expense associated with the contingent forward sale contract. Our basic EPS were $1.13 with 42.7 million weighted average shares outstanding in the year ended December 31, 2012, compared with basic EPS of $2.99 with 39.9 million weighted average shares outstanding in the year ended December 31, 2011. Our diluted EPS in the year ended December 31, 2012 were $1.02 with 51.3 million weighted average shares outstanding, compared with diluted EPS in the year ended December 31, 2011 of $2.79 with 42.8 million weighted average shares outstanding. The weighted average shares outstanding in the year ended December 31, 2012 included 1,066,867 shares as a result of the public offering of Class A common stock and 850,773 shares as a result of the public offering of TEUs, which both took place in September of 2012.
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

The following table sets forth our North American & European Operations and Australian Operations for the years ended December 31, 2012 and 2011 (dollars in thousands):

	2012			2011
	North American & European Operations	Australian Operations	Total Operations	North American & European Operations	Australian Operations	Total Operations
Revenues:
Freight	$412,839	$211,970	$624,809	$388,797	$194,150	$582,947
Non-freight	173,054	65,185	238,239	168,824	59,323	228,147
Fuel sales to third parties	—	11,868	11,868	—	18,002	18,002
Total revenues	585,893	289,023	874,916	557,621	271,475	829,096

Operating expenses
Labor and benefits	197,407	60,211	257,618	186,467	49,685	236,152
Equipment rents	26,298	11,024	37,322	26,460	17,425	43,885
Purchased services	26,330	54,242	80,572	27,911	50,830	78,741
Depreciation and amortization	50,156	23,249	73,405	47,218	19,263	66,481
Diesel fuel used in operations	56,298	32,101	88,399	57,394	31,105	88,499
Diesel fuel sold to third parties	—	11,322	11,322	—	16,986	16,986
Casualties and insurance	16,244	8,614	24,858	14,710	7,759	22,469
Materials	23,569	1,671	25,240	24,138	2,281	26,419
Trackage rights	17,643	10,607	28,250	14,368	8,698	23,066
Net (gain)/loss on sale and impairment of assets	(9,178)	(2,047)	(11,225)	(5,167)	(493)	(5,660)
Gain on insurance recoveries	—	(5,760)	(5,760)	(43)	(1,018)	(1,061)
Other expenses	35,695	8,854	44,549	34,519	6,821	41,340
RailAmerica acquisition-related costs	18,592	—	18,592	—	—	—
RailAmerica integration costs	11,452	—	11,452	—	—	—
Total operating expenses	470,506	214,088	684,594	427,975	209,342	637,317

Income from operations	$115,387	$74,935	$190,322	$129,646	$62,133	$191,779

Operating ratio	80.3%	74.1%	78.2%	76.8%	77.1%	76.9%

Interest expense	$45,996	$16,849	$62,845	$23,171	$15,446	$38,617
Interest income	$3,219	$506	$3,725	$2,950	$293	$3,243
Contingent forward sale mark-to-market expense	$50,106	$—	$50,106	$—	$—	$—
Provision for income taxes	$28,451	$17,951	$46,402	$26,181	$12,350	$38,531
Income from equity investment in RailAmerica, net	$15,557	$—	$15,557	$—	$—	$—
Carloads	723,448	203,646	927,094	785,377	211,671	997,048
Expenditures for additions to property & equipment, net of grants from outside parties	$69,636	$122,426	$192,062	$59,383	$96,643	$156,026

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
Operating expenses from our North American & European Operations were $470.5 million in the year ended December 31, 2012, compared with $428.0 million in the year ended December 31, 2011, an increase of $42.5 million, or 9.9%. The $42.5 million increase in operating expenses from our North American & European Operations included $29.1 million from existing operations and $13.4 million from new operations. The $29.1 million increase in operating expenses from existing operations was primarily due to an increase of $18.6 million of RailAmerica acquisition-related costs and $11.5 million of RailAmerica integration expenses, partially offset by a $1.3 million decrease due to the depreciation of the Canadian dollar and the Euro relative to the United States dollar.
Revenues from our Australian Operations were $289.0 million in the year ended December 31, 2012, compared with $271.5 million in the year ended December 31, 2011, an increase of $17.5 million. The increase in revenues included a $17.8 million increase in freight revenues and a $5.9 million increase in non-freight revenues, partially offset by a $6.1 million decrease in fuel sales to third parties. The $17.8 million increase in freight revenues was primarily driven by a new iron ore contact in South Australia which began in October 2012. The $5.9 million increase in non-freight revenues was primarily driven by an increased level of activity with existing customers. The $6.1 million decrease in fuel sales to third parties was primarily due to the sale of our third-party fuel-sales business in South Australia in the third quarter of 2012.
Operating expenses from our Australian Operations were $214.1 million in the year ended December 31, 2012, compared with $209.3 million in the year ended December 31, 2011, an increase of $4.7 million. The increase in operating expenses primarily resulted from the additional resources required to support a new iron ore contract in South Australia, including approximately 50 new employees and additional depreciation expense resulting from the purchase of new equipment, as well as an increase in other operating expenses primarily due to increased trackage rights and property tax expenses, partially offset by higher insurance recoveries in 2012 primarily related to a business interruption claim associated with the Edith River Derailment (described in Note 5, Accounts Receivable and Allowance For Doubtful Accounts, to our Consolidated Financial Statements included elsewhere in this Annual Report) and a decrease in equipment rents due to the replacement of leased locomotives with new owned units.
Liquidity and Capital Resources
We had cash and cash equivalents on hand of $62.9 million and $64.8 million at December 31, 2013 and 2012, respectively. Based on current expectations, we believe our cash and other liquid assets, anticipated future cash flows, availability under our Credit Agreement, access to debt and equity capital markets and sources of available financing will be sufficient to fund expected operating, capital and debt service requirements and other financial commitments for the foreseeable future. During 2014, we expect to fund the pending acquisition of the assets comprising the western end of the DM&E with borrowings under our Credit Agreement.
At December 31, 2013, we had long-term debt, including current portion, of $1.6 billion, which comprised 43.1% of our total capitalization, and $406.0 million of unused borrowing capacity. At December 31, 2012, we had long-term debt, including current portion, totaling $1.9 billion, which comprised 49.5% of our total capitalization and $396.3 million of unused borrowing capacity.
During 2013, 2012 and 2011, we generated $413.5 million, $170.7 million and $173.5 million, respectively, of cash from operating activities. Changes in working capital decreased net cash flows from operating activities by $25.5 million, $30.9 million and $36.8 million in 2013, 2012 and 2011, respectively. The $25.5 million change for 2013 was attributable to a $44.5 million increase in accounts receivable, partially offset by a $16.4 million increase in accounts payable and accrued expenses. The 2013 period included $12.9 million in cash paid for expenses related to the integration of RailAmerica. Of the $30.9 million change in working capital for 2012, $30.1 million was due to a reduction in accounts payable and accrued expenses, which included $9.1 million associated with the settlement of a cross-currency swap that matured in December 2012 and $6.3 million in net cash payments related to the December 2011 Edith River derailment. Of the $36.8 million change in working capital for 2011, $25.6 million was due to a reduction in accounts payable and accrued expenses and $12.3 million was due to an increase in accounts receivable driven by an increase in business in 2011. The $25.6 million reduction in accounts payable and accrued expenses included $13.0 million associated with the payment of Australian stamp duty for the acquisition of FreightLink in Australia and $10.5 million due to the timing of the payment of Australian income taxes.

During 2013, 2012 and 2011, our cash used in investing activities was $208.7 million, $2.1 billion and $235.1 million, respectively. For 2013, primary drivers of cash used in investing activities were $249.3 million of cash used for capital expenditures, including $34.2 million for new business investments, partially offset by $33.9 million in cash received from grants from outside parties for capital spending and $6.7 million in cash proceeds from the sale of property and equipment. For 2012, primary drivers of cash used in investing activities were $1.9 billion of net cash paid for acquisitions, primarily related to the acquisition of RailAmerica, and $231.7 million of cash used for capital expenditures, including $101.9 million for new business investments in Australia, partially offset by $39.6 million in cash received from grants from outside parties and $15.3 million in cash proceeds from the sale of property and equipment. For 2011, primary drivers of cash used in investing activities were $178.7 million of cash used for capital expenditures, including $78.2 million for new business investments in Australia, and $89.9 million in net cash paid for acquisitions, primarily related to the acquisition of AZER, partially offset by $22.6 million in cash received from grants from outside parties and $9.5 million in proceeds from the disposition of property and equipment.
During 2013, our cash used in financing activities was $205.9 million, compared with cash provided by financing activities in 2012 and 2011 of $2.0 billion and $62.0 million, respectively. For 2013, primary drivers of cash used in financing activities were a net decrease in outstanding debt of $209.3 million, $2.8 million of debt amendment costs and $2.1 million of dividends paid to Preferred Stockholders, partially offset by net cash inflows of $8.3 million from exercises of stock-based awards. For 2012, primary drivers of cash provided by financing activities were a net increase in outstanding debt of $1.2 billion, net proceeds of $234.3 million from the sale of our Class A common stock, net proceeds of $222.9 million from the sale of our TEUs, net proceeds of $349.4 million from the issuance of our Preferred Stock and net cash inflows of $20.3 million from exercises of stock-based awards, partially offset by $38.8 million of debt amendment costs. For 2011, primary drivers of cash provided by financing activities were a net increase in outstanding debt of $47.9 million and net cash inflows of $18.9 million from exercises of stock-based awards, partially offset by $4.7 million of debt amendment costs.
Purchase of Assets Comprising Western End of Canadian Pacific's Dakota, Minnesota & Eastern Rail Line
On January 2, 2014, we and Canadian Pacific (CP) jointly announced our entry pursuant to an agreement under which we will purchase the assets comprising the western end of CP's Dakota, Minnesota & Eastern Railroad (DM&E) rail line for a cash purchase price of approximately $210 million, subject to certain adjustments including the purchase of materials and supplies, equipment and vehicles. We intend to fund the acquisition with borrowings under our existing credit facilities.
The asset acquisition is expected to close by mid-2014, subject to approval of the STB and the satisfaction of other customary closing conditions. Upon closing, our new railroad will be named Rapid City, Pierre & Eastern Railroad. We expect to hire approximately 180 employees to staff the new railroad and anticipate these employees will come primarily from those currently working on the rail line.
The western end encompasses approximately 670 miles of CP's current operations between Tracy, Minnesota and Rapid City, South Dakota; north of Rapid City to Colony, Wyoming; south of Rapid City to Dakota Junction, Nebraska; and connecting branch lines as well as trackage from Dakota Junction to Crawford, Nebraska, currently leased to the Nebraska Northwestern Railroad (NNW). Customers on the line ship approximately 52,000 carloads annually of grain, bentonite clay, ethanol, fertilizer and other products. The new rail operation will have the ability to interchange with CP, Union Pacific, BNSF and NNW.
RailAmerica Acquisition and Related Financings
On October 1, 2012, we announced the closing of our acquisition of RailAmerica and entered into the Credit Agreement, which was comprised of $1.9 billion in term loans and a $425.0 million revolving credit facility. We financed the $1.4 billion cash purchase price for RailAmerica's shares, the refinancing of $1.2 billion of our and RailAmerica's debt, as well as transaction and financing-related expenses, with $1.8 billion of debt from our Credit Agreement, $475.5 million of gross proceeds from our public offerings of Class A common stock and TEUs and $350.0 million of gross proceeds through the private issuance of Preferred Stock to Carlyle, as more fully described in Note 3, Changes in Operations, and Note 9, Long-Term Debt, to our Consolidated Financial Statements included elsewhere in this Annual Report.
On October 1, 2012, in connection with the RailAmerica acquisition, we repaid in full all outstanding loans, together with interest and all other amounts due under our previously outstanding credit agreement. In addition, we repaid in full our outstanding Series B senior notes on October 1, 2012, along with an aggregate $12.6 million make-whole payment. In connection with such repayment, we wrote off $3.2 million of unamortized debt issuance costs.

As part of the financing for the RailAmerica acquisition, on October 1, 2012, we completed the issuance of 350,000 shares of Preferred Stock at an issuance price of $1,000.00 per share for $349.4 million, net of issuance costs, to Carlyle pursuant to the Investment Agreement. Dividends on the Preferred Stock were cumulative and payable quarterly in arrears in an amount equal to 5.00% per annum of the issuance price per share. Each share of the Preferred Stock was convertible at any time, at the option of the holder, into approximately 17.1 shares of Class A common stock, subject to customary conversion adjustments. The Preferred Stock was also mandatorily convertible into the relevant number of shares of Class A common stock on the second anniversary of the date of issuance, subject to the satisfaction of certain conditions. Furthermore, we had the ability to convert some or all of the Preferred Stock prior to the second anniversary of the date of issue of the Preferred Stock if the closing price of our Class A common stock on the New York Stock Exchange exceeded 130% of the conversion price (or $76.03) for 30 consecutive trading days, subject to the satisfaction of certain conditions. The conversion price of the Preferred Stock was set at approximately $58.49, which was a 4.5% premium to our stock price prior to the announcement of the RailAmerica acquisition.
As of February 12, 2013, the closing price of our Class A common stock had exceeded $76.03 for 30 consecutive trading days. On February 13, 2013, we exercised our option to convert all of the outstanding Preferred Stock issued to Carlyle into 5,984,232 shares of our Class A common stock. On the conversion date, we also paid to Carlyle all accrued and unpaid dividends on the Preferred Stock of $2.1 million, as well as cash in lieu of fractional shares. In November 2013, Carlyle sold all of these outstanding shares of our Class A common stock in a public offering.
In connection with the funding of the RailAmerica acquisition described above, on September 19, 2012, we issued 2,300,000 5.00% TEUs. Each TEU initially consisted of a prepaid stock purchase contract (Purchase Contract) and a senior amortizing note due October 1, 2015 (Amortizing Note) issued by us, which had an initial principal amount of $14.1023 per Amortizing Note. As of December 31, 2013, the Amortizing Notes had an aggregate principal amount of $21.9 million. On each January 1, April 1, July 1 and October 1, we are required to pay holders of Amortizing Notes equal quarterly installments of $1.25 per Amortizing Note (except for the January 1, 2013 installment payment, which was $1.4167 per Amortizing Note), which cash payments in the aggregate will be equivalent to a 5.00% cash payment per year with respect to each $100 stated amount of the TEUs. Each installment constitutes a payment of interest (at an annual rate of 4.50%) and a partial repayment of principal on the Amortizing Note. The Amortizing Notes have a scheduled final installment payment date of October 1, 2015. If we elect to settle the Purchase Contracts early, holders of the Amortizing Notes will have the right to require us to repurchase such holders' Amortizing Notes, except in certain circumstances as described in the indenture governing the Amortizing Notes.
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
Cash Repatriation
At December 31, 2013, we had cash and cash equivalents totaling $62.9 million, of which $26.1 million was held in our foreign subsidiaries. We file a consolidated United States federal income tax return that includes all of our United States subsidiaries. Each of our foreign subsidiaries files income tax returns in each of its respective countries. No provision is made for the United States income taxes applicable to the undistributed earnings of controlled foreign subsidiaries as it is the intention of management to fully utilize those earnings in the operations of foreign subsidiaries. If the earnings were to be distributed in the future, those distributions may be subject to United States income taxes (appropriately reduced by available foreign tax credits) and withholding taxes payable to various foreign countries; however, the amount of the tax and credits is not practically determinable. The amount of undistributed earnings of our controlled foreign subsidiaries as of December 31, 2013 was $268.9 million.

Credit Agreement
As of October 1, 2012, the Credit Agreement included a $425.0 million revolving credit facility, a $1.6 billion United States term loan, a C$24.6 million ($25.0 million at the exchange rate on October 1, 2012) Canadian term loan and an A$202.9 million ($210.0 million at the exchange rate on October 1, 2012) Australian term loan. The revolving credit facility also includes borrowing capacity for letters of credit and for borrowings on same-day notice, referred to as swingline loans. The Credit Agreement has a maturity date of October 1, 2017.
The Credit Agreement allows for borrowings under the revolving credit facility in United States dollars, Euros, Canadian dollars and Australian dollars. Under the revolving credit facility, the applicable borrowing spread for the United States base rate loans and Canadian base rate loans under the Credit Agreement initially were 1.50% over the base rate through December 31, 2012 and ranged from 0.50% to 1.75% over the base rate depending upon our total leverage ratio through March 27, 2013. The applicable borrowing spread in the case of the United States, Canadian and European loans is the London Interbank Offered Rate (LIBOR) and the Australian loans is the Bank Bill Swap Reference Rate (BBSW), which were initially 2.50% over the LIBOR and BBSW rate through December 31, 2012 and ranged from 1.50% to 2.75% over these rates depending upon our total leverage ratio through March 27, 2013. BBSW is the wholesale interbank reference rate within Australia, which we believe is generally considered the Australian equivalent to LIBOR. On March 28, 2013, we entered into Amendment No. 1 (the Amendment) to the Credit Agreement. As a result of the Amendment, the applicable borrowing spread for the United States and Canadian base rate loans under the revolving credit facility were reduced to 0.25% to 1.50% over the base rate and the applicable borrowing spread for the United States, Canadian, European and Australian term loans were reduced to 1.25% to 2.50% over the respective LIBOR and BBSW rates depending upon our total leverage ratio.
The existing term loans and loans under the revolving credit facility are guaranteed by substantially all of our United States subsidiaries for the United States guaranteed obligations and by substantially all of our foreign subsidiaries for the foreign guaranteed obligations. The Credit Agreement is collateralized by a substantial portion of the real and personal property assets of our domestic subsidiaries that have guaranteed the United States obligations under the Credit Agreement and a substantial portion of the personal property assets of our foreign subsidiaries that have guaranteed the foreign obligations under the Credit Agreement.
During the three months ended December 31, 2012, we made prepayments on our United States term loan of $47.5 million, prepayments on our Canadian term loan of C$10.0 million (or $10.0 million at the exchange rate on the date it was paid) and prepayments on our Australian term loan of A$18.0 million (or $18.6 million at the exchange rate on the date it was paid). We also made scheduled quarterly principal payments of $16.4 million on our United States term loan, C$0.2 million (or $0.2 million at the average exchange rate during the period in which paid) on our Canadian term loan and A$2.0 million (or $2.1 million at the average exchange rate during the period in which paid) on our Australian term loan during the three months ended December 31, 2012.
In March 2013, we prepaid in full the remaining balance on our Canadian term loan, which resulted in the write-off of unamortized deferred financing costs of $0.5 million. In addition, during the year ended December 31, 2013, we made prepayments of $79.0 million and scheduled quarterly principal payments totaling $63.7 million on our United States term loan. During the year ended December 31, 2013, we made prepayments of A$24.0 million (or $23.6 million at the average exchange rates during the periods in which paid) and scheduled quarterly principal payments totaling A$8.1 million (or $7.7 million at the average exchange rates during the periods in which paid) on our Australian term loan.
As of December 31, 2013, we had outstanding term loans of $1.4 billion in the United States with an interest rate of 1.92% and A$150.8 million in Australia (or $134.4 million at the exchange rate on December 31, 2013) with an interest rate of 4.40%. As of December 31, 2013, we had outstanding revolving credit facilities of $11.0 million in the United States with an interest rate of 1.92% and €3.6 million in Europe (or $4.9 million at the exchange rate on December 31, 2013) with an interest rate of 1.97%.
In addition to paying interest on any outstanding borrowings under the Credit Agreement, we are required to pay a commitment fee in respect of the unutilized portion of the commitments under the revolving credit facility. The commitment fee rate initially was 0.50% per annum through December 31, 2012 and will range from 0.25% to 0.50% depending upon our total leverage ratio thereafter. We also pay customary letter of credit and agency fees.

The Credit Agreement also includes (a) a $45.0 million sub-limit for the issuance of standby letters of credit and (b) sub-limits for swingline loans including (i) up to $30.0 million under the United States revolving credit facility, (ii) up to $15.0 million under each of the Canadian revolving credit facility and the Australian revolving credit facility and (iii) up to $10.0 million under the Euro revolving credit facility.
The Credit Agreement contains a number of customary affirmative and negative covenants that, among other things, limit or prohibit our ability, subject to certain exceptions, to incur additional indebtedness; create liens; make investments; pay dividends on capital stock or redeem, repurchase or retire capital stock; consolidate or merge or make acquisitions or dispose of assets; enter into sale and leaseback transactions; engage in any business unrelated to the business currently conducted by us; sell or issue capital stock of any of our restricted subsidiaries; change our fiscal year; enter into certain agreements containing negative pledges and upstream limitations and engage in certain transactions with affiliates. Under the Credit Agreement, we may not have an interest coverage ratio less than 3.50 to 1.00 as of the last day of any fiscal quarter. In addition, we may not exceed specified maximum total leverage ratios as described in the following table:

Period	Maximum Total Leverage Ratio
Closing Date through September 30, 2013	4.75 to 1.00
October 1, 2013 through September 30, 2014	4.25 to 1.00
October 1, 2014 through September 30, 2015	3.75 to 1.00
October 1, 2015 and thereafter	3.50 to 1.00
As of December 31, 2013, we were in compliance with the covenants under our Credit Agreement. As of December 31, 2013, our $425.0 million revolving credit facility consisted of $15.9 million of outstanding debt, subsidiary letters of credit guarantees of $3.1 million and $406.0 million of unused borrowing capacity. Subject to maintaining compliance with the covenants under the Credit Agreement, the $406.0 million of unused borrowing capacity as of December 31, 2013 is available for working capital, capital expenditures, permitted investments, permitted acquisitions, refinancing existing indebtedness and general corporate purposes. We expect to use a portion of the availability under our Credit Agreement to fund the pending acquisition of the assets comprising the western end of the DM&E.
On July 29, 2011, we entered into the Third Amended and Restated Revolving Credit and Term Loan Agreement (Prior Credit Agreement), which replaced our credit agreement then in effect. The Prior Credit Agreement had a borrowing capacity of $750.0 million and a maturity date of July 29, 2016. The Prior Credit Agreement included a $425.0 million revolving credit facility, a $200.0 million United States term loan, an A$92.2 million ($100.0 million at the July 29, 2011 exchange rate) Australian term loan and a C$23.6 million ($25.0 million at the July 29, 2011 exchange rate) Canadian term loan. As described above, in connection with the RailAmerica acquisition, on October 1, 2012, we repaid in full all outstanding loans, together with interest and all other amounts due under the Prior Credit Agreement. No penalties were due in connection with such repayments. In connection with the repayment of the Prior Credit Agreement, we wrote off $2.9 million of unamortized debt issuance costs and incurred $0.5 million of legal expenses during the year ended December 31, 2012.
Senior Notes
In 2005, we completed a private placement of $100.0 million of Series B senior notes and $25.0 million of Series C senior notes. The Series B senior notes bore interest at 5.36% and were due in July 2015. On October 1, 2012, we repaid the $100.0 million of outstanding Series B senior notes, along with an aggregate $12.6 million make-whole payment, with proceeds from the Credit Agreement. The Series C senior notes had a borrowing rate of three-month LIBOR plus 0.70% and were repaid in July 2012 through borrowings under the Prior Credit Agreement. In addition, we wrote off $0.3 million of unamortized debt issuance costs associated with our senior notes during the year ended December 31, 2012.

TEUs
As discussed above in “RailAmerica Acquisition and Related Financing,” each TEU consists of an Amortizing Note due October 1, 2015, with an initial principal amount of $14.1023 per note. As of December 31, 2013, the Amortizing Notes had an aggregate principal amount of $21.9 million. On each January 1, April 1, July 1 and October 1, we are required to pay holders of Amortizing Notes equal quarterly installments of $1.25 per Amortizing Note (except for the January 1, 2013 installment payment, which was $1.4167 per Amortizing Note), which cash payments in the aggregate will be equivalent to a 5.00% cash payment per year with respect to each $100 stated amount of the TEUs. Each installment constitutes a payment of interest (at an annual rate of 4.50%) and a partial repayment of principal on the Amortizing Note. The Amortizing Notes have a scheduled final installment payment date of October 1, 2015. If we elect to settle the Purchase Contracts early, holders of the Amortizing Notes will have the right to require us to repurchase such holders' Amortizing Notes, except in certain circumstances as described in the indenture governing the Amortizing Notes.
Non-Interest Bearing Loan
In 2010, as part of the acquisition of FreightLink, we assumed debt with a carrying value of A$1.8 million (or $1.7 million at the exchange rate on December 1, 2010), which represented the fair value of an A$50.0 million (or $48.2 million at the exchange rate on December 1, 2010) non-interest bearing loan due in 2054. As of December 31, 2013, the carrying value of the loan was A$2.3 million (or $2.0 million at the exchange rate on December 31, 2013) with a non-cash imputed interest rate of 8.0%.
Equipment and Property Leases
We enter into operating leases for railcars, locomotives and other equipment as well as real property. We also enter into agreements with other railroads and other third parties to operate over certain sections of their track and pay a per car fee to use the track or an annual lease payment. The costs associated with operating leases are expensed as incurred.
The number of railcars and locomotives leased by us, including 8,004 railcars and 175 locomotives acquired from RailAmerica in 2012, as of December 31, 2013 and 2012 was as follows:

	December 31,
	2013	2012
Railcars	17,718	18,311
Locomotives	100	182
Our operating lease expense for equipment and real property leases and expense for the use of other railroad and other third parties' track for the years ended December 31, 2013, 2012 and 2011 was as follows (2012 excludes lease expense related to RailAmerica's equipment and real property leases and trackage rights expense included in equity earnings for the period from October 1, 2012 to December 28, 2012) (dollars in thousands):

	2013	2012	2011
Equipment	$32,050	$13,386	$19,328
Real property	$8,062	$5,055	$4,632
Trackage rights	$50,911	$28,250	$23,066
We are party to several lease agreements with Class I carriers and other third parties to operate over various rail lines in North America, with varied expirations. Certain of these lease agreements have annual lease payments. Revenues from railroads we lease from Class I carriers and other third parties accounted for approximately 9% of our 2013 total revenues. Leases from Class I railroads and other third parties that are subject to expiration in each of the next 10 years represent less than 2% of our annual revenues in the year of expiration based on our operating revenues for the year ended December 31, 2013.

Shelf Registration
We have an effective shelf registration statement on file with the SEC for an indeterminate number of securities that is effective for three years (expires September 12, 2015), after which time we expect to be able to file an automatic shelf registration statement that would become immediately effective for another three-year term. Under this universal shelf registration statement, we have the capacity to offer and sell from time to time securities, including common stock, debt securities, preferred stock, warrants and units.
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
Insurance and Third-Party Claims
Accounts receivable from insurance and other third-party claims was $33.0 million and $25.0 million as of December 31, 2013 and 2012, respectively. Accounts receivable from insurance and other third-party claims at December 31, 2013 included $16.8 million from our Australian Operations and $14.8 million from our North American & European Operations. The balance from our Australian Operations resulted predominately from a derailment in Australia’s Northern Territory (the Edith River Derailment) in December 2011. The balance from our North American & European Operations resulted predominately from a derailment in Alabama (the Aliceville Derailment) in November 2013. We received proceeds from insurance totaling $11.1 million, $21.8 million and $0.6 million for the years ended December 31, 2013, 2012 and 2011, respectively, and recorded related gains on insurance recoveries totaling $1.5 million, $5.8 million and $1.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.
2014 Budgeted Capital Expenditures
The following table sets forth our budgeted capital expenditures for the year ending December 31, 2014 (dollars in thousands):

Budgeted Capital Expenditures:	2014
Track and equipment, self-funded	$199,000
Track and equipment, subject to third-party funding	73,000
New business development	53,000
Grants from outside parties	(58,000)
Net budgeted capital expenditures	$267,000
Our budgeted capital expenditures for the year ending December 31, 2014 include $47 million of capital expenditures for our Australian Operations, including $25 million in capital expenditures for new business development.
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
Contractual Obligations and Commercial Commitments
Based on our assessment of the underlying provisions and circumstances of our material contractual obligations and commercial commitments as of December 31, 2013, there is no known trend, demand, commitment, event or uncertainty that is reasonably likely to occur that would have a material adverse effect on our consolidated results of operations, financial condition or liquidity.

The following table represents our obligations and commitments for future cash payments under various agreements as of December 31, 2013 (dollars in thousands):

	Payments Due By Period
Contractual Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$1,657,374	$83,490	$216,671	$1,312,638	$44,575
Interest on long-term debt (2)	159,639	35,151	62,286	20,581	41,621
Derivative instruments (3)	838	—	838	—	—
Capital lease obligations	11,142	876	1,758	8,324	184
Operating lease obligations	235,401	32,414	38,949	26,807	137,231
Purchase obligations (4)	14,469	14,469	—	—	—
Other long-term liabilities (5)	31,312	2,609	2,112	750	25,841
Total	$2,110,175	$169,009	$322,614	$1,369,100	$249,452

(1)
Includes an A$50.0 million (or $44.6 million at the exchange rate on December 31, 2013) non-interest bearing loan due in 2054 assumed in the acquisition of FreightLink with a carrying value of A$2.3 million (or $2.0 million at the exchange rate on December 31, 2013).

(2)	Assumes no change in variable interest rates from December 31, 2013.

(3)	Includes the fair value of our interest rate swaps of $0.8 million.

(4)
Includes purchase commitments for future capital expenditures among our existing operations. Excludes the pending purchase of assets on the western end of CP's DM&E line of approximately $210 million (which is subject to STB approval and the satisfaction of other closing conditions), which was announced in January 2014.

(5)
Includes estimated casualty obligations of $11.4 million, deferred compensation of $11.2 million and certain other long-term liabilities of $8.8 million. In addition, the table includes estimated post-retirement medical and life insurance benefits of $6.9 million and our 2014 estimated contributions of $0.8 million to our pension plans.

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
Our off-balance sheet arrangements as of December 31, 2013 consisted of operating lease obligations, which are included in the contractual obligations table above.
Impact of Foreign Currencies on Operating Revenues and Expenses
When comparing the effects on revenues of average foreign currency exchange rates in effect during the year ended December 31, 2013 versus the year ended December 31, 2012, foreign currency translation had an overall negative impact on our consolidated operating revenues due to the weakening of the Australian and Canadian dollars relative to the United States dollar, partially offset by the strengthening of the Euro relative to the United States dollar in the year ended December 31, 2013. Currency effects related to operating revenues and expenses are presented within the discussion of these respective items included within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

Business Combinations
We account for businesses we acquire using the acquisition method of accounting. Under this method, all acquisition-related costs are expensed as incurred. We record the underlying net assets at their respective acquisition-date fair values. As part of this process, we identify and attribute values and estimated lives to property and equipment and intangible assets acquired. These determinations involve significant estimates and assumptions, including those with respect to future cash flows, discount rates and asset lives, and therefore require considerable judgment. These determinations affect the amount of depreciation and amortization expense recognized in future periods. The results of operations of acquired businesses are included in our consolidated statements of operations beginning on the respective business’s acquisition date.
Property and Equipment
We record property and equipment at cost. We capitalize major renewals or improvements, but routine maintenance and repairs are expensed when incurred. We incur maintenance and repair expenses to keep our operations safe and fit for existing purpose. Major renewals or improvements to property and equipment, however, are undertaken to extend the useful life or increase the functionality of the asset, or both.
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
Unlike the Class I railroads that operate over extensive contiguous rail networks, our short line and regional railroads are generally geographically dispersed businesses that transport freight over relatively short distances. As a result, we typically incur minimal spending on self-constructed assets and, instead, the vast majority of our capital spending relates to purchased assets installed by professional contractors. We also generally do not incur significant rail grinding or ballast cleaning expenses. However, if and when such costs are incurred, they are expensed.
The following table sets forth our total net capitalized major renewals and improvements versus our total maintenance and repair expense for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	2013	2012	2011
Gross capitalized major renewals and improvements	$220,529	$116,222	$107,419
Grants from outside parties	33,913	39,632	22,642
Net capitalized major renewals and improvements	$186,616	$76,590	$84,777
Total repairs and maintenance expense	$328,991	$180,282	$172,396

We depreciate our property and equipment on the straight-line method over the useful lives of the property and equipment. The following table sets forth the estimated useful lives of our major classes of property and equipment:

	Estimated Useful Life (in Years)
Property:	Minimum	Maximum
Buildings and leasehold improvements (subject to term of lease)	2	40
Bridges/tunnels/culverts	20	50
Track property	5	50

Equipment:
Computer equipment	2	7
Locomotives and railcars	2	30
Vehicles and mobile equipment	2	10
Signals and crossing equipment	4	30
Track equipment	2	10
Other equipment	2	20

We continually evaluate whether events and circumstances have occurred that indicate that the carrying amounts of our long-lived tangible assets may not be recoverable. When factors indicate that an asset should be evaluated for possible impairment, we use an estimate of the related undiscounted future cash flows over the remaining life of such asset in measuring whether or not impairment has occurred. If we identify impairment of an asset, we would report a loss to the extent that the carrying value of the related asset exceeds the fair value of such asset, as determined by valuation techniques applicable in the circumstances. Losses from impairment of assets are charged to net (gain)/loss on sale and impairment of assets within operating expenses.
Gains or losses on sales, including sales of assets removed during track and equipment upgrade projects, or losses incurred through other dispositions, such as unanticipated retirement or destruction, are credited or charged to net (gain)/loss on sale and impairment of assets within operating expenses. Gains are recorded when realized if the sale value exceeds the remaining carrying value of the respective property and equipment. If the estimated salvage value is less than the remaining carrying value, we record the loss incurred equal to the respective asset’s carrying value less salvage value. There were no material losses incurred through other dispositions from unanticipated or unusual events in the years ended December 31, 2013, 2012 or 2011.
Grants from Outside Parties
Grants from outside parties are recorded as long-term liabilities and are amortized as a reduction to depreciation expense over the same period during which the associated assets are depreciated.
Goodwill and Indefinite-Lived Intangible Assets
We review the carrying values of goodwill and identifiable intangible assets with indefinite lives at least annually to assess impairment since these assets are not amortized. If the carrying amount of the asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. We perform our annual impairment test as of November 30 of each year, and no impairment was recognized for the years ended December 31, 2013, 2012 and 2011, as a result of our annual impairment test. Additionally, we review the carrying value of any intangible asset or goodwill whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The determination of fair value involves significant management judgment including assumptions about operating results, business plans, income projections, anticipated future cash flows and market data. Impairments are expensed when incurred.
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
Derailment and Property Damages, Personal Injuries and Third-Party Claims
We maintain liability and property insurance coverage to mitigate the financial risk of providing rail and rail-related services. On August 1, 2013, we renewed these annual insurance policies, which now cover all of our operations under one insurance program. Incidents involving entities previously owned by RailAmerica that occurred prior to this renewal would be considered under RailAmerica’s legacy liability and property insurance policies. Our primary liability policies currently have self-insured retentions of up to $1.0 million per occurrence. RailAmerica's prior primary liability policies’ self-insured retentions were as high as $4.0 million per occurrence. With respect to the transportation of hazardous commodities, our liability policy covers third-party claims and damages associated with sudden releases of hazardous materials, including expenses related to evacuation, as a result of a railroad accident. Personal injuries associated with grade crossing accidents are also covered under our liability policies. Our property damage policies currently have various self-insured retentions, which vary based on type and location of the incident, of up to $1.0 million per occurrence except in Australia where our self-insurance retention for property damage due to a cyclone or flood is A$2.5 million. RailAmerica's primary property damage policies previously had self-insured retentions of up to $1.5 million per occurrence. The property damage policies also provide business interruption insurance arising from covered events. The self-insured retentions under our policies may change with each annual insurance renewal depending on our loss history, the size and make-up of our company and general insurance market conditions.

Employees of our United States railroads are covered by the Federal Employers' Liability Act (FELA), a fault-based system under which claims resulting from injuries and deaths of railroad employees are settled by negotiation or litigation. FELA-related claims are covered under our liability policies. Employees of our industrial switching and railroad construction businesses are covered under workers' compensation policies.
Accruals for FELA claims by our railroad employees and third-party personal injury or other claims are recorded in the period when such claims are determined to be probable and estimable. These estimates are updated in future periods as information develops.
Stock-Based Compensation
The Compensation Committee of our Board of Directors (Compensation Committee) has discretion to determine grantees, grant dates, amounts of grants, vesting and expiration dates for stock-based compensation awards to our employees under our Second Amended and Restated 2004 Omnibus Incentive Plan (the Omnibus Plan). The Omnibus Plan permits the issuance of stock options, restricted stock, restricted stock units and any other form of award established by the Compensation Committee, in each case consistent with the Omnibus Plan’s purpose. Under the terms of the awards, equity grants for employees generally vest over three years and equity grants for directors vest over their respective remaining terms as directors.
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
For the year ended December 31, 2013, compensation cost from equity awards was $11.7 million. We also recorded an additional $5.1 million of costs from the acceleration of equity awards for certain terminated employees related to the integration of RailAmerica. As of December 31, 2013, the compensation cost related to non-vested awards not yet recognized was $14.6 million, which will be recognized over the next 3 years with a weighted average period of 1.3 years. The total income tax benefit recognized in the consolidated statement of operations for equity awards, including the benefit recognized from the acceleration of equity awards related to the integration of RailAmerica, was $5.3 million for the year ended December 31, 2013.
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
Other Uncertainties
Our operations and financial condition are subject to certain risks that could cause actual operating and financial results to differ materially from those expressed or forecasted in our forward-looking statements. For a complete description of our general risk factors including risk factors of foreign operations, see “Part I. Item 1A. Risk Factors” in this Annual Report.
Management believes that full consideration has been given to all relevant circumstances to which we may be currently subject, and the consolidated financial statements accurately reflect management’s best estimate of our results of operations, financial condition and cash flows for the years presented.
Recently Issued Accounting Standards
See Note 20, Recently Issued Accounting Standards, to our Consolidated Financial Statements included elsewhere in this Annual Report.

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
Interest Rate Risk & Risk Sensitivity
Our interest rate risk results from variable interest rate debt obligations, where an increase in interest rates would result in lower earnings and increased cash outflows. The following table presents principal cash flows from our debt obligations, related weighted average annual interest rates by expected maturity dates and estimated fair values as of December 31, 2013 (dollars in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Fixed rate debt:
Tangible Equity Units	$10,694	$11,184	$—	$—	$—	$—	$21,878	$21,698
Other debt (1)	1,548	6,070	1,446	8,698	319	44,759	62,840	18,996
Average annual interest rate	7.0%	7.4%	7.9%	8.0%	8.0%	8.0%	7.7%
Variable rate debt:
Revolving credit facility:
Europe	—	—	—	4,948	—	—	4,948	4,959
United States	—	—	—	11,000	—	—	11,000	10,997
Term loans:
Australia	7,840	9,649	12,062	104,885	—	—	134,436	135,491
United States	64,284	79,119	98,899	1,191,112	—	—	1,433,414	1,429,204
Average annual interest rate	2.4%	3.0%	4.2%	5.0%	0.0%	0.0%	4.7%
Total	$84,366	$106,022	$112,407	$1,320,643	$319	$44,759	$1,668,516	$1,621,345
(1) Includes an A$50.0 million (or $44.6 million at the exchange rate on December 31, 2013) non-interest bearing loan due in 2054 assumed in the acquisition of FreightLink with a carrying value of A$2.3 million (or $2.0 million at the exchange rate on December 31, 2013) with a non-cash imputed interest rate of 8.0%.
The variable interest rates presented in the table above are based on the implied forward rates in the yield curve for borrowings denominated using United States LIBOR, Australia BBSW and Euro LIBOR (as of December 31, 2013). The borrowing margin is composed of a weighted average of 1.75% for United States, Australian and European borrowings under our Credit Agreement. To the extent not mitigated by interest rate swap agreements, based on the table above, assuming a one percentage point increase in market interest rates, annual interest expense on our variable rate debt would increase by approximately $2.8 million. Furthermore, if we were to refinance all of our debt obligations in the current environment, we believe we would incur interest rates no worse, and potentially better, than our current rates.
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
The following table summarizes the terms of our outstanding interest rate swap agreements entered into to manage our exposure to changes in interest rates on its variable rate debt (dollars in thousands):

		Notional Amount
Effective Date	Expiration Date	Date	Amount	Pay Fixed Rate	Receive Variable Rate
9/30/2013	9/29/2014	9/30/2013	1,350,000	0.35%	1-month LIBOR
		12/31/2013	1,300,000	0.35%	1-month LIBOR
		3/31/2014	1,250,000	0.35%	1-month LIBOR
		6/30/2014	1,200,000	0.35%	1-month LIBOR
9/30/2014	9/29/2015	9/30/2014	1,150,000	0.54%	1-month LIBOR
		12/31/2014	1,100,000	0.54%	1-month LIBOR
		3/31/2015	1,050,000	0.54%	1-month LIBOR
		6/30/2015	1,000,000	0.54%	1-month LIBOR
9/30/2015	9/30/2016	9/30/2015	350,000	0.93%	1-month LIBOR
9/30/2016	9/30/2026	9/30/2026	100,000	2.79%	3-month LIBOR
9/30/2016	9/30/2026	9/30/2026	100,000	2.79%	3-month LIBOR
9/30/2016	9/30/2026	9/30/2026	100,000	2.80%	3-month LIBOR

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
The following table summarizes our interest rate swap agreements that expired during 2013 (dollars in thousands):

		Notional Amount
Effective Date	Expiration Date	Date	Amount	Paid Fixed Rate	Receive Variable Rate
10/6/2008	9/30/2013	10/6/2008	$120,000	3.88%	1-month LIBOR
10/4/2012	9/30/2013	10/4/2012	$1,450,000	0.25%	1-month LIBOR
		1/1/2013	$1,350,000	0.25%	1-month LIBOR
		4/1/2013	$1,300,000	0.25%	1-month LIBOR
		7/1/2013	$1,250,000	0.25%	1-month LIBOR

The fair value of the interest rate swap agreements were estimated based on Level 2 inputs. Our effectiveness testing during the year ended December 31, 2013 resulted in no amount of gain or loss reclassified from accumulated other comprehensive income/(loss) into earnings due to ineffectiveness. During the year ended December 31, 2013, $4.1 million of net losses were realized and recorded as interest expense in the consolidated statement of operations. Based on our fair value assumptions as of December 31, 2013, we expect to realize $1.6 million of net losses that are reported in accumulated other comprehensive income into earnings within the next 12 months. See Note 16, Accumulated Other Comprehensive Income, to our Consolidated Financial Statements included elsewhere in this Annual Report, for additional information regarding our cash flow hedges.
Foreign Currency Exchange Rate Risk
As of December 31, 2013, $142.1 million of third-party debt related to our foreign operations was denominated in the currencies in which our subsidiaries operate, including the Australian dollar, Canadian dollar and Euro. The debt service obligations associated with this foreign currency debt are generally funded directly from those operations. As a result, foreign currency risk related to this portion of our debt service payments is limited. However, in the event the foreign currency debt service is not paid from our foreign operations, we may face exchange rate risk if the Australian or Canadian dollar or Euro were to appreciate relative to the United States dollar and require higher United States dollar equivalent cash.
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
To mitigate the foreign currency exchange rate risk related to a non-functional currency intercompany loan between our United States and Australian entities, we entered into an Australian dollar/United States dollar floating to floating cross-currency swap agreement (the Swap), effective as of December 1, 2010, which effectively converted the A$105.0 million intercompany loan receivable in the United States into a $100.6 million loan receivable. As a result of the quarterly net settlement payments associated with this swap, we realized a net expense of $4.4 million within interest (expense)/income for the year ended December 31, 2012. In addition, we recognized $0.6 million within other income, net related to the settlement of the derivative agreement and the underlying intercompany debt instrument to the exchange rate for the year ended December 31, 2012. The Swap expired on December 1, 2012 and was settled for $9.1 million.
On November 29, 2012, simultaneous with the termination of the previous swap, we entered into two new 2-year Australian dollar/United States dollar floating to floating cross-currency swap agreements (the Swaps), effective December 3, 2012. These agreements expire on December 1, 2014. The Swaps effectively convert the A$105.0 million intercompany loan receivable in the United States into a $109.6 million loan receivable. The Swaps require us to pay Australian dollar BBSW plus 3.25% based on a notional amount of A$105.0 million and allow us to receive United States LIBOR plus 2.82% based on a notional amount of $109.6 million on a quarterly basis. BBSW is the wholesale interbank reference rate within Australia, which we believe is generally considered the Australian equivalent to LIBOR. As a result of these quarterly net settlement payments, we realized a net expense of $2.7 million within interest (expense)/income for the year ended December 31, 2013. In addition, we recognized $0.4 million within other income, net related to the settlement of the derivative agreement and the underlying intercompany debt instrument to the exchange rate for the year ended December 31, 2013.

The following table summarizes the impact of these foreign currency financial instruments on our statement of operations for the years ended December 31, 2013 and 2012 (dollars in thousands):

		Amount Recognized in Earnings
	Location of Amount Recognized in Earnings	2013	2012
Quarterly settlement under cross-currency swap	Interest (expense)/income	$(2,696)	$(4,638)
Mark-to-market of intercompany debt	Other (expense)/income, net	(15,517)	2,053
Mark-to-market of cross-currency swap	Other income/(expense), net	15,944	(1,750)
		$(2,269)	$(4,335)
The following table presents our financial instruments that are carried at fair value using Level 2 inputs at December 31, 2013 and 2012 (dollars in thousands):

	2013	2012
Financial liabilities carried at fair value using Level 2 inputs:
Interest rate swap agreements	$36,987	$4,227
Cross-currency swap agreements	16,056	255
Total financial assets carried at fair value	53,043	4,482
Interest rate swap agreements	$2,439	$4,659
Cross-currency swap agreements	—	143
Total financial liabilities carried at fair value	$2,439	$4,802
Sensitivity to Diesel Fuel Prices
We are exposed to fluctuations in diesel fuel prices since an increase in the price of diesel fuel would result in lower earnings and cash outflows. In the year ended December 31, 2013, fuel costs for fuel used in operations represented 12.4% of our total expenses. As of December 31, 2013, we had not entered into any hedging transactions to manage this diesel fuel risk. We receive fuel surcharges and other rate adjustments that partially offset the impact of higher fuel prices. As of December 31, 2013, each one percentage point increase in the price of diesel fuel would result in a $1.6 million increase in our annual fuel expense to the extent not offset by higher fuel surcharges and/or rates.
ITEM 8.    Financial Statements and Supplementary Data.
The financial statements and supplementary financial data required by this item are listed under Part IV. Item 15 following the signature page hereto and are incorporated by reference herein.
ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
ITEM 9A.     Controls and Procedures.
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013 to accomplish their objectives at the reasonable assurance level.
There were no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. Management based this assessment on criteria for effective internal control over financial reporting described in the Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s internal controls over financial reporting, established and maintained by management, are under the general oversight of the Company’s Audit Committee. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operating effectiveness of our internal control over financial reporting.
Based on this assessment, management determined that, as of December 31, 2013, we maintained effective internal control over financial reporting.
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

ITEM 9B.     Other Information.
None.
PART III
ITEM 10.     Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated herein by reference to our proxy statement to be filed within 120 days after the end of our fiscal year in connection with the Annual Meeting of the Stockholders of G&W to be held on May 21, 2014, under “Proposal One: Election of Directors,” “Executive Officers,” and “Corporate Governance.”
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
ITEM 11.     Executive Compensation.
The information required by this Item is incorporated herein by reference to our proxy statement to be filed within 120 days after the end of our fiscal year in connection with the Annual Meeting of the Stockholders of G&W to be held on May 21, 2014, under “Executive Compensation”, including the “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Summary Compensation Table” sections, and “2013 Director Compensation.”
ITEM 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth all of our securities authorized for issuance under our equity compensation plans as of December 31, 2013:

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options	(b) Weighted Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	969,332	$54.32	2,174,314
Equity compensation plans not approved by security holders	—	—	—
Total	969,332	$54.32	2,174,314
The remaining information required by this Item is incorporated herein by reference to our proxy statement to be filed within 120 days after the end of our fiscal year in connection with the Annual Meeting of the Stockholders of G&W to be held on May 21, 2014, under “Security Ownership of Certain Beneficial Owners and Management.”
ITEM 13.     Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated herein by reference to our proxy statement to be filed within 120 days after the end of our fiscal year in connection with the Annual Meeting of the Stockholders of G&W to be held on May 21, 2014, under “Corporate Governance” and “Related Person Transactions.”
ITEM 14.     Principal Accounting Fees and Services.
The information required by this Item is incorporated herein by reference to our proxy statement to be filed within 120 days after the end of our fiscal year in connection with the Annual Meeting of the Stockholders of G&W to be held on May 21, 2014, under “Proposal Three: Ratification of the Selection of Independent Auditors.”

PART IV
ITEM 15.     Exhibits, Financial Statement Schedules.

(a)	DOCUMENTS FILED AS PART OF THIS FORM 10-K
Genesee & Wyoming Inc. and Subsidiaries Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013,
2012 and 2011
Consolidated Statements of Changes in Equity for the Years Ended
December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements
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

Date:	February 27, 2014	GENESEE & WYOMING INC.

		By:	/S/ JOHN C. HELLMANN
John C. Hellmann Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date	Title	Signature

February 27, 2014	Chairman of the Board of Directors	/S/ MORTIMER B. FULLER III
Mortimer B. Fuller III
February 27, 2014	Chief Executive Officer, President and Director (Principal Executive Officer)	/S/ JOHN C. HELLMANN
John C. Hellmann
February 27, 2014	Chief Financial Officer (Principal Financial Officer)	/S/ TIMOTHY J. GALLAGHER
Timothy J. Gallagher
February 27, 2014	Chief Accounting Officer (Principal Accounting Officer)	/S/ CHRISTOPHER F. LIUCCI
Christopher F. Liucci
February 27, 2014	Director	/S/ RICHARD H. ALLERT
Richard H. Allert
February 27, 2014	Director	/S/ RICHARD H. BOTT
Richard H. Bott
February 27, 2014	Director	/S/ ØIVIND LORENTZEN III
Øivind Lorentzen III
February 27, 2014	Director	/S/ ROBERT M. MELZER
Robert M. Melzer
February 27, 2014	Director	/s/ MICHAEL NORKUS
Michael Norkus
February 27, 2014	Director	/S/ ANN N. REESE
Ann N. Reese
February 27, 2014	Director	/s/ PHILIP J. RINGO
Philip J. Ringo
February 27, 2014	Director	/s/ MARK A. SCUDDER
Mark A. Scudder

INDEX TO EXHIBITS
The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure, other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as the date they were made or at any other time.

(1)	Plan of acquisition, reorganization, arrangement, liquidation or succession

1.1
Agreement and Plan of Merger, dated as of July 23, 2012, by and among Genesee & Wyoming Inc., Jaguar Acquisition Sub Inc. and RailAmerica, Inc., is incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on July 23, 2012 (File No. 001-31456).

(3)	(i) Articles of Incorporation

The Exhibits referenced under 4.1 and 4.4 hereof are incorporated herein by reference.

(ii) By-laws

3.1	Amended By-laws, effective as of August 19, 2004, is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2004 (File No. 001-31456).

(4)	Instruments defining the rights of security holders, including indentures

4.1	Restated Certificate of Incorporation is incorporated herein by reference to Annex II to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 15, 2011 (File No. 001-31456).

4.2
Specimen stock certificate representing shares of Class A Common Stock is incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-03972) filed on June 12, 1996.

4.3
Form of Class B Stockholders’ Agreement dated as of May 20, 1996, among the Registrant, its executive officers and its Class B Stockholders is incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-03972) filed on June 7, 1996.

4.4
Series A-1 Preferred Stock Certificate of Designations dated as of September 28, 2012, is incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on October 3, 2012 (File No. 001-31456).

4.5
Purchase Contract Agreement, dated as of September 19, 2012, among Genesee & Wyoming Inc. and Wilmington Trust, National Association, as Purchase Contract Agent and as attorney-in-fact for the holders of the Purchase Contracts from time to time and Wilmington Trust, National Association, as Trustee, is incorporated herein by reference to Exhibit 4(p) to the Registrant's Current Report on Form 8-K filed on September 19, 2012 (File No. 001-31456).

4.6	Form of Unit (included in Exhibit 4.5 hereof), is incorporated herein by reference to Exhibit 4(q) to the Registrant's Current Report on Form 8-K filed on September 19, 2012 (File No. 001-31456).

4.7
Form of Purchase Contract (included in Exhibit 4.5 hereof), is incorporated herein by reference to Exhibit 4(r) to the Registrant's Current Report on Form 8-K filed on September 19, 2012 (File No. 001-31456).

4.8
First Supplemental Indenture, dated as of September 19, 2012, between Genesee & Wyoming Inc. and Wilmington Trust, National Association, as Trustee, is incorporated herein by reference to Exhibit 4(s) to the Registrant's Current Report on Form 8-K filed on September 19, 2012 (File No. 001-31456).

4.9
Form of Amortizing Note (included in Exhibit 4.8 hereof), is incorporated herein by reference to Exhibit 4(t) to the Registrant's Current Report on Form 8-K filed on September 19, 2012 (File No. 001-31456).

4.10
Indenture, dated as of September 19, 2012, between Genesee & Wyoming Inc. and Wilmington Trust, National Association, as Trustee, is incorporated herein by reference to Exhibit 4(u) to the Registrant's Current Report on Form 8-K filed on September 19, 2012 (File No. 001-31456).

(10)	Material Contracts

The Exhibit referenced under 4.3 hereof is incorporated herein by reference.

10.1
Memorandum of Lease between Minister for Transport and Urban Planning a Body Corporate Under the Administrative Arrangements Act, the Lessor and Australia Southern Railroad Pty Ltd., the Lessee, dated November 7, 1997, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed on March 31, 1998 (File No. 000-20847).

10.2
Agreement and Plan of Merger dated as of December 3, 2001, by and among Genesee & Wyoming Inc., ETR Acquisition Corporation and Emons Transportation Group, Inc. is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 12, 2001 (File No. 000-20847).

10.3
Securities Purchase Agreement dated as of May 25, 2005 by and among Rail Management Corporation, Durden 1991 Family Gift Trust, Durden 1991 Family Discretionary Trust, Durden 1991 Family Trust, K. Earl Durden 1991 Gift Trust, Durden 1996 Family Gift Trust, RP Acquisition Company One, a subsidiary of Genesee & Wyoming Inc. and RP Acquisition Company Two, a subsidiary of Genesee & Wyoming Inc. is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on June 1, 2005 (File No. 001-31456).

10.4
Share Sale Agreement dated February 14, 2006 by and among Genesee & Wyoming Inc., GWI Holdings Pty Ltd, Wesfarmers Limited, Wesfarmers Railroad Holdings Pty Ltd, Babcock & Brown WA Rail Pty Ltd, QRNational West Pty Ltd, Australia Southern Railroad Pty Ltd, Australia Western Railroad Pty Ltd and Australian Railroad Group Pty Ltd is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on February 17, 2006 (File No. 001-31456).

10.5
Letter Agreement dated February 16, 2006 between Wesfarmers Railroad Holdings Pty Ltd and GWI Holdings Pty Ltd is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on February 17, 2006 (File No. 001-31456).

10.6
Restated Genesee & Wyoming Inc. Employee Stock Purchase Plan, as Amended through September 27, 2006, is incorporated herein by reference to Exhibit 4.1(a) to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-09165) filed on November 3, 2006. **

10.7
Form of Senior Executive Continuity Agreement by and between Genesee & Wyoming Inc. and the Company Senior Executives is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 8, 2007 (File No. 001-31456). **

10.8
Form of Executive Continuity Agreement by and between Genesee & Wyoming Inc. and the Company Executives is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 8, 2007 (File No. 001-31456). **

10.9
Amended and Restated Stock Purchase Agreement by and among Summit View, Inc., Jerry Joe Jacobson and Genesee & Wyoming Inc. dated as of September 10, 2008, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 7, 2008 (File No. 001-31456).

10.10
Genesee & Wyoming Inc. Amended and Restated 2004 Deferred Compensation Plan for highly compensated employees and directors dated as of December 31, 2008 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 7, 2009 (File No. 001-31456).**

10.11
Employment Agreement dated as of May 30, 2007, and as amended and restated December 30, 2009, by and between Genesee & Wyoming Inc. and Mortimer B. Fuller III, together with Exhibit A (Waiver and General Release Agreement), is incorporated herein by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed on February 26, 2010 (File No. 001-31456). **

10.12
Business Sale Agreement dated June 9, 2010, by and among Freight Link Pty Ltd (Receivers and Managers Appointed), Asia Pacific Transport Pty Ltd (Receivers and Managers Appointed) (“APT”), other APT joint venture sellers, GWA (North) Pty Limited and Genesee & Wyoming Inc., is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2010 (File No. 001-31456).

10.13
Amendment Deed to Business Sale Agreement by and among Asia Pacific Transport Pty Ltd (Receivers and Managers Appointed), Freight Link Pty Ltd (Receivers and Managers Appointed), GWA (North) Pty Limited and Genesee & Wyoming Inc. dated October 27, 2010, is incorporated herein by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K filed on February 25, 2011 (File No. 001-31456).

10.14
Deed of Amendment and Acknowledgement to the Business Sale Agreement by and among Asia Pacific Transport Pty Ltd (Receivers and Managers Appointed), Freight Link Pty Ltd (Receivers and Managers Appointed), GWA (North) Pty Limited and Genesee & Wyoming Inc. dated November 24, 2010, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 1, 2010 (File No. 001-31456).

10.15
Sale Consent Deed by and among GWA (North) Pty Ltd., The Northern Territory of Australia, The Crown in right of the State of South Australia, The AustralAsia Railway Corporation, Asia Pacific Transport Pty Limited (Receivers and Managers Appointed) dated November 19, 2010, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 24, 2010 (File No. 001-31456).

10.16
Guarantee and Indemnity (GWA) by and between Genesee & Wyoming Australia Pty Ltd and The AustralAsia Railway Corporation dated November 19, 2010, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 24, 2010 (File No. 001-31456).

10.17
Second Amended and Restated 2004 Omnibus Incentive Plan is incorporated herein by reference to Annex I to the Registrant's Definitive Proxy Statement on Schedule 14A filed on April 15, 2011 (File No. 001-31456). **

10.18
Form of Option Award Notice under the Second Amended and Restated 2004 Omnibus Incentive Plan is incorporated herein by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q filed on August 5, 2011 (File No. 001-31456).**

10.19
Form of Restricted Stock Award Notice under the Second Amended and Restated 2004 Omnibus Incentive Plan is incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed on August 5, 2011 (File No. 001-31456).**

10.20
Form of Restricted Stock Unit Award Notice under the Second Amended and Restated 2004 Omnibus Incentive Plan is incorporated herein by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K filed on March 1, 2013 (File No. 001-31456). **

10.21
Investment Agreement, dated as of July 23, 2012, by and among Genesee & Wyoming Inc. and Carlyle Partners V, L.P., is incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 23, 2012 (File No. 001-31456).

10.22
Debt Commitment Letter, dated as of July 23, 2012, among Genesee & Wyoming Inc., Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, is incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on July 23, 2012 (File No. 001-31456).

10.23
First Amendment to the Investment Agreement, dated as of September 10, 2012, by and between Genesee & Wyoming Inc. and Carlyle Partners V, L.P., is incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 10, 2012 (File No. 001-31456).

10.24
Voting Trust Agreement, dated as of September 28, 2012, between Genesee & Wyoming Inc. and R. Lawrence McCaffrey, is incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on October 3, 2012 (File No. 001-31456).

10.25
Senior Secured Syndicated Facility Agreement dated as of October 1, 2012, among Genesee & Wyoming Inc., RP Acquisition Company Two, Quebec Gatineau Railway Inc., Genesee & Wyoming Australia Pty Ltd, Rotterdam Rail Feeding B.V., Bank of America, N.A., as administrative agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and Citigroup Global markets Inc., as co-lead arrangers and co-bookrunning managers, JPMorgan Chase Bank, N.A. and Citigroup Global Markets Inc., as co-syndication agents, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Sumitomo Mitsui Banking Corporation, Sovereign Bank N.A., Branch Banking and Trust Company, Fifth Third Bank, Royal Bank of Canada, TD Bank, N.A. and Wells Fargo Bank, National Association, as co-documentation agents, and the lenders and certain guarantors party thereto from time to time, is incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 3, 2012 (File No. 001-31456).

10.26
Registration Rights Agreement dated as of October 1, 2012, among Genesee & Wyoming Inc., Carlyle Partners V GW, L.P., CP V GW AIV 1, L.P., CP GW AIV 2 .LP., CP V GW AIV 3, L.P., CPV GW AIV 4, L.P., CP V Coinvestment A, L.P. and CP V Coinvestment B, L.P., is incorporated herein by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on October 3, 2012 (File No. 001-31456).

10.27
Voting Agreement, dated as of July 23, 2012, by and between Genesee & Wyoming Inc. and RR Acquisition Holding LLC, is incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on July 23, 2012 (File No. 001-31456).

10.28
Acknowledgment and Agreement, dated as of February 7, 2013, by and among Genesee & Wyoming Inc. and holders of the Series A-1 Preferred Stock party thereto is incorporated herein by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K filed on March 1, 2013 (File No. 001-31456).

10.29
Amendment No. 1, dated as of March 28, 2013, to the Senior Secured Syndicated Facility Agreement, dated as of October 1, 2012, among Genesee & Wyoming Inc., RP Acquisition Company Two, Quebec Gatineau Railway Inc., Genesee & Wyoming Australia Pty Ltd, Rotterdam Rail Feeding B.V., Bank of America, N.A., as administrative agent, and the agents, lenders and guarantors party thereto from time to time, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 2, 2013 (File No. 001-31456).

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

*101
The following financial information from Genesee & Wyoming Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL includes: (i) Consolidated Balance Sheets as of December 31, 2013 and 2012, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Changes in Equity for the Years Ended December 31, 2013 and 2012, (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011, and (vi) the Notes to Consolidated Financial Statements.

*	Exhibit filed or furnished with this Report.

**	Management contract or compensatory plan in which directors and/or executive officers are eligible to participate.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Genesee & Wyoming Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, cash flows and changes in equity present fairly, in all material respects, the financial position of Genesee & Wyoming Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers, LLP
Rochester, New York
February 27, 2014

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2013 and 2012
(dollars in thousands, except share amounts)

	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$62,876	$64,772
Accounts receivable, net	325,453	262,949
Materials and supplies	31,295	32,389
Prepaid expenses and other	52,584	33,586
Deferred income tax assets, net	76,122	71,556
Total current assets	548,330	465,252
PROPERTY AND EQUIPMENT, net	3,440,744	3,396,295
GOODWILL	630,462	634,953
INTANGIBLE ASSETS, net	613,933	670,206
DEFERRED INCOME TAX ASSETS, net	2,405	2,396
OTHER ASSETS, net	83,947	57,013
Total assets	$5,319,821	$5,226,115
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$84,366	$87,569
Accounts payable	242,010	232,121
Accrued expenses	130,132	93,971
Deferred income tax liabilities, net	—	3,083
Total current liabilities	456,508	416,744
LONG-TERM DEBT, less current portion	1,540,346	1,770,566
DEFERRED INCOME TAX LIABILITIES, net	863,051	862,734
DEFERRED ITEMS - grants from outside parties	267,098	228,579
OTHER LONG-TERM LIABILITIES	43,748	47,506
COMMITMENTS AND CONTINGENCIES	—	—
SERIES A-1 PREFERRED STOCK	—	399,524
EQUITY:
Class A common stock, $0.01 par value, one vote per share; 180,000,000 shares authorized at December 31, 2013 and 2012; 64,584,102 and 57,882,442 shares issued and 51,934,137 and 45,359,083 shares outstanding (net of 12,649,965 and 12,523,359 shares in treasury) on December 31, 2013 and 2012, respectively	646	579
Class B common stock, $0.01 par value, ten votes per share; 30,000,000 shares authorized at December 31, 2013 and 2012; 1,608,989 and 1,728,952 shares issued and outstanding on December 31, 2013 and 2012, respectively	16	17
Additional paid-in capital	1,302,521	866,609
Retained earnings	1,058,884	789,727
Accumulated other comprehensive income	6,089	47,271
Treasury stock, at cost	(220,361)	(209,266)
Total Genesee & Wyoming Inc. stockholders' equity	2,147,795	1,494,937
Noncontrolling interest	1,275	5,525
Total equity	2,149,070	1,500,462
Total liabilities and equity	$5,319,821	$5,226,115
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 and 2011
(in thousands, except per share amounts)

		Years Ended December 31,
		2013	2012	2011
	OPERATING REVENUES	$1,569,011	$874,916	$829,096
	OPERATING EXPENSES:
	Labor and benefits	441,318	257,618	236,152
	Equipment rents	77,825	37,322	43,885
	Purchased services	120,871	80,572	78,741
	Depreciation and amortization	141,644	73,405	66,481
	Diesel fuel used in operations	147,172	88,399	88,499
	Diesel fuel sold to third parties	368	11,322	16,986
	Casualties and insurance	40,781	24,858	22,469
	Materials	78,243	25,240	26,419
	Trackage rights	50,911	28,250	23,066
	Net (gain)/loss on sale and impairment of assets	(4,677)	(11,225)	(5,660)
	Gain on insurance recoveries	(1,465)	(5,760)	(1,061)
	Other expenses	78,797	44,549	41,340
	RailAmerica acquisition-related costs	360	18,592	—
	RailAmerica integration costs	16,675	11,452	—
	Total operating expenses	1,188,823	684,594	637,317
	INCOME FROM OPERATIONS	380,188	190,322	191,779
	Gain on sale of investments	—	—	907
	Interest income	3,971	3,725	3,243
	Interest expense	(67,894)	(62,845)	(38,617)
	Contingent forward sale contract mark-to-market expense	—	(50,106)	—
	Other income, net	2,122	2,182	703
	Income before income taxes and income from equity investment	318,387	83,278	158,015
	Provision for income taxes	(46,296)	(46,402)	(38,531)
	Income from equity investment in RailAmerica, net	—	15,557	—
	Net income	272,091	52,433	119,484
Less:	Net income attributable to noncontrolling interest	795	—	—
Less:	Series A-1 Preferred Stock dividend	2,139	4,375	—
	Net income available to common stockholders	$269,157	$48,058	$119,484
	Basic earnings per common share attributable to Genesee & Wyoming Inc. common stockholders	$5.00	$1.13	$2.99
	Weighted average shares—Basic	53,788	42,693	39,912
	Diluted earnings per common share attributable to Genesee & Wyoming Inc. common stockholders	$4.79	$1.02	$2.79
	Weighted average shares—Diluted	56,679	51,316	42,772
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 and 2011
(dollars in thousands)

	Years Ended December 31,
	2013	2012	2011
NET INCOME	$272,091	$52,433	$119,484
OTHER COMPREHENSIVE (LOSS)/INCOME:
Foreign currency translation adjustment	(62,532)	5,451	(3,511)
Net unrealized income on qualifying cash flow hedges, net of tax provision of $13,992, $2,702 and $759, respectively	20,988	4,053	1,334
Changes in pension and other postretirement benefit, net of tax provision/(benefit) of $208, ($72) and ($24), respectively	362	(128)	(42)
Other comprehensive (loss)/income	(41,182)	9,376	(2,219)
COMPREHENSIVE INCOME	$230,909	$61,809	$117,265
Less: Comprehensive income attributable to noncontrolling interest	795	—	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO GENESEE & WYOMING INC.	$230,114	$61,809	$117,265
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012 (dollars in thousands)

	G&W Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Non-controlling Interest	Total Equity
BALANCE, December 31, 2011	$527	$22	$385,473	$741,669	$37,895	$(204,952)	$—	$960,634
Net income	—	—	—	52,433	—	—	—	52,433
Other comprehensive income	—	—	—	—	9,376	—	—	9,376
Dividends paid on Series A-1 Preferred Stock	—	—	—	(4,375)	—	—	—	(4,375)
Proceeds from employee stock purchases	9	—	19,311	—	—	—	—	19,320
Conversion of 273,021 shares Class B common stock to Class A common stock	5	(5)	—	—	—	—	—	—
Compensation cost related to equity awards	—	—	12,151	—	—	—	—	12,151
Compensation costs related to equity awards included in income from equity investment in RailAmerica	—	—	2,816	—	—	—	—	2,816
Tax benefits from share-based compensation	—	—	4,795	—	—	—	—	4,795
Stock issuance proceeds, net of stock issuance costs - 3,791,004 shares Class A common stock	38	—	234,302	—	—	—	—	234,340
TEU Purchase Contracts issuance proceeds, net of issuance costs - 2,300,000 units	—	—	191,428	—	—	—	—	191,428
RailAmerica acquisition consideration for share-based awards	—	—	15,400	—	—	—	—	15,400
Treasury stock acquisitions from equity awards, 63,462 shares	—	—	—	—	—	(4,314)	—	(4,314)
Settlement of deferred stock awards, 31,244 shares	—	—	933	—	—	—	—	933
Noncontrolling interest - increase from RailAmerica acquisition	—	—	—	—	—	—	5,525	5,525
BALANCE, December 31, 2012	$579	$17	$866,609	$789,727	$47,271	$(209,266)	$5,525	$1,500,462
Net income	—	—	—	271,296	—	—	795	272,091
Other comprehensive loss	—	—	—	—	(41,182)	—	—	(41,182)
Dividends paid on Series A-1 Preferred Stock	—	—	—	(2,139)	—	—	—	(2,139)
Proceeds from employee stock purchases	6	—	12,504	—	—	—	—	12,510
Conversion of 119,963 shares Class B common stock to Class A common stock	1	(1)	—	—	—	—	—	—
Conversion of 5,984,232 shares Series A-1 Preferred Stock to Class A common stock	60	—	399,329	—	—	—	—	399,389
Compensation cost related to equity awards	—	—	16,951	—	—	—	—	16,951
Tax benefits from share-based compensation	—	—	6,854	—	—	—	—	6,854
Treasury stock acquisitions from equity awards, 126,606 shares	—	—	—	—	—	(11,095)	—	(11,095)
Settlement of deferred stock awards, 4,859 shares	—	—	274	—	—	—	—	274
Noncontrolling interest - change in fair value (see Note 3)	—	—	—	—	—	—	(5,045)	(5,045)
BALANCE, December 31, 2013	$646	$16	$1,302,521	$1,058,884	$6,089	$(220,361)	$1,275	$2,149,070
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 and 2011
(dollars in thousands)

	Years Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$272,091	$52,433	$119,484
Adjustments to reconcile net income to net cash provided by operating activities:
Income from equity investment in RailAmerica, net	—	(15,557)	—
Depreciation and amortization	141,644	73,405	66,481
Compensation cost related to equity awards	16,951	12,151	7,776
Excess tax benefit from share-based compensation	(6,861)	(5,335)	(2,820)
Deferred income taxes	10,229	29,926	26,291
Net (gain)/loss on sale and impairment of assets	(4,677)	(11,225)	(5,660)
Gain on sale of investments	—	—	(907)
Gain on insurance recoveries	(1,465)	(5,760)	(1,061)
Insurance proceeds received	11,053	21,479	646
Contingent forward sale contract mark-to-market expense	—	50,106	—
Changes in operating assets and liabilities which provided/(used) cash, net of effect of acquisitions:
Accounts receivable, net	(44,454)	(262)	(12,307)
Materials and supplies	(1,839)	(567)	(1,206)
Prepaid expenses and other	(22)	(5,384)	3,543
Accounts payable and accrued expenses	16,383	(30,051)	(25,556)
Other assets and liabilities, net	4,471	5,320	(1,235)
Net cash provided by operating activities	413,504	170,679	173,469
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(249,318)	(231,694)	(178,668)
Grant proceeds from outside parties	33,913	39,632	22,642
Cash paid for acquisitions, net of cash acquired	—	(1,925,296)	(89,935)
Insurance proceeds for the replacement of assets	—	370	—
Proceeds from the sale of investments	—	—	1,369
Proceeds from disposition of property and equipment	6,687	15,298	9,464
Net cash used in investing activities	(208,718)	(2,101,690)	(235,128)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term borrowings, including capital leases	(471,957)	(1,013,166)	(533,544)
Proceeds from issuance of long-term debt	262,651	2,192,916	581,394
Debt amendment/issuance costs	(2,773)	(38,839)	(4,742)
Net proceeds from Class A common stock issuance	—	234,340	—
Net proceeds from TEU issuance	—	222,856	—
Net proceeds from Series A-1 Preferred Stock issuance	—	349,418	—
Dividends paid on Series A-1 Preferred Stock	(2,139)	(4,375)	—
Proceeds from employee stock purchases	12,510	19,320	17,433
Excess tax benefit from share-based compensation	6,861	5,335	2,820
Treasury stock acquisitions	(11,095)	(4,314)	(1,326)
Net cash (used in)/provided by financing activities	(205,942)	1,963,491	62,035
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(740)	5,023	(524)
(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(1,896)	37,503	(148)
CASH AND CASH EQUIVALENTS, beginning of year	64,772	27,269	27,417
CASH AND CASH EQUIVALENTS, end of year	$62,876	$64,772	$27,269
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS AND CUSTOMERS:
Unless the context otherwise requires, when used in these consolidated financial statements, the terms “Genesee & Wyoming,” “G&W” and the “Company” refer to Genesee & Wyoming Inc. and its subsidiaries, including RailAmerica, Inc. and its subsidiaries (RailAmerica). G&W acquired RailAmerica on October 1, 2012. However, the shares of RailAmerica were held in a voting trust while the United States Surface Transportation Board (STB) considered the Company's control application, which application was approved with an effective date of December 28, 2012. Accordingly, the Company accounted for the earnings of RailAmerica using the equity method of accounting while the shares were held in the voting trust and the Company's determination of fair values of the acquired assets and assumed liabilities has been included in its consolidated balance sheets since December 28, 2012. All references to currency amounts included in these consolidated financial statements are in United States dollars unless specifically noted otherwise.
The Company owns and operates short line and regional railroads in the United States, Australia, Canada, the Netherlands and Belgium. In addition, the Company operates the 1,400 mile Tarcoola to Darwin rail line, which links the Port of Darwin with the Australian interstate rail network in South Australia. Operations currently include 111 railroads organized into 11 regions, with approximately 14,700 miles of owned and leased track, approximately 4,800 employees and more than 2,000 customers. The Company provides rail service at 35 ports in North America, Australia and Europe and performs contract coal loading and railcar switching for industrial customers. See Note 3, Changes in Operations, for descriptions of the Company’s changes in operations in recent years.
The Company's railroads transport a wide variety of commodities. Revenues from the Company’s 10 largest customers accounted for approximately 24%, 31% and 29% of the Company’s operating revenues in 2013, 2012 and 2011, respectively.
2. SIGNIFICANT ACCOUNTING POLICIES:
Principles of Consolidation and Basis of Presentation
The consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries. The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (U.S. GAAP) as codified in the Financial Accounting Standards Board (FASB) Accounting Standards Codification. All significant intercompany transactions and accounts have been eliminated in consolidation.
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
Materials and Supplies
Materials and supplies consist primarily of purchased items for improvement and maintenance of road property and equipment and are stated at the lower of average cost or market. Materials and supplies are removed from inventory using the average cost method.

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
Unlike the Class I railroads that operate over extensive contiguous rail networks, the Company’s short line and regional railroads are geographically dispersed businesses that transport freight over relatively short distances. As a result, the Company typically incurs minimal spending on self-constructed assets and, instead, the vast majority of its capital spending relates to purchased assets installed by professional contractors. In addition, the Company generally does not incur significant rail grinding or ballast cleaning expenses. However, if and when such costs are incurred, they are expensed.
The Company depreciates its property and equipment using the straight-line method over the useful lives of the property and equipment. The following table sets forth the estimated useful lives of the Company’s major classes of property and equipment:

	Estimated Useful Life (in Years)
Property:	Minimum	Maximum
Buildings and leasehold improvements (subject to term of lease)	2	40
Bridges/tunnels/culverts	20	50
Track property	5	50

Equipment:
Computer equipment	2	7
Locomotives and railcars	2	30
Vehicles and mobile equipment	2	10
Signals and crossing equipment	4	30
Track equipment	2	10
Other equipment	2	20
The Company reviews its long-lived tangible assets for impairment whenever events and circumstances indicate that the carrying amounts of such assets may not be recoverable. When factors indicate that an asset may not be recoverable, the Company uses an estimate of the related undiscounted future cash flows over the remaining life of such asset in measuring whether or not impairment has occurred. If impairment is identified, a loss would be reported to the extent that the carrying value of the related assets exceeds the fair value of those assets as determined by valuation techniques applicable in the circumstances. Losses from impairment of assets are charged to net (gain)/loss on sale and impairment of assets within operating expenses.

Gains or losses on sales, including sales of assets removed during track and equipment upgrade projects, or losses incurred through other dispositions, such as unanticipated retirement or destruction, are credited or charged to net (gain)/loss on sale and impairment of assets within operating expenses. Gains are recorded when realized if the sale value exceeds the remaining carrying value of the respective property and equipment. If the estimated salvage value is less than the remaining carrying value, the Company records the loss incurred equal to the respective asset’s carrying value less salvage value. There were no material losses incurred through other dispositions from unanticipated or unusual events in the years ended December 31, 2013, 2012 or 2011.
Grants from Outside Parties
Grants from outside parties are recorded as long-term liabilities and are amortized as a reduction to depreciation expense over the same period during which the associated assets are depreciated.
Goodwill and Indefinite-Lived Intangible Assets
The Company reviews the carrying values of goodwill and identifiable intangible assets with indefinite lives at least annually to assess impairment since these assets are not amortized. If the carrying amount of the asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. The Company performs its annual impairment test as of November 30 of each year. No impairment was recognized for the years ended December 31, 2013 or 2012. Additionally, the Company reviews the carrying value of any intangible asset or goodwill whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The determination of fair value involves significant management judgment including assumptions about operating results, business plans, income projections, anticipated future cash flows and market data. Impairments are expensed when incurred.
Amortizable Intangible Assets
The Company performs an impairment test on amortizable intangible assets when specific impairment indicators are present. The Company has amortizable intangible assets valued primarily as service agreements, customer contracts or relationships and track access agreements. These intangible assets are generally amortized on a straight-line basis over the expected economic longevity of the facility served, the customer relationship, or the length of the contract or agreement including expected renewals.
Derailment and Property Damages, Personal Injuries and Third-Party Claims
The Company maintains liability and property insurance coverage to mitigate the financial risk of providing rail and rail-related services. On August 1, 2013, the Company renewed these annual insurance policies, which now cover all of the Company's operations under one insurance program. Incidents involving entities previously owned by RailAmerica that occurred prior to this renewal would be considered under RailAmerica’s legacy liability and property insurance policies. The Company’s primary liability policies currently have self-insured retentions of up to $1.0 million per occurrence. RailAmerica's prior primary liability policies' self-insured retentions were as high as $4.0 million per occurrence. With respect to the transportation of hazardous commodities, the liability policy covers third-party claims and damages associated with sudden releases of hazardous materials, including expenses related to evacuation, as a result of a railroad accident. Personal injuries associated with grade crossing accidents are also covered under the Company’s liability policies. The Company’s property damage policies currently have various self-insured retentions, which vary based on type and location of the incident, of up to $1.0 million per occurrence except in Australia where the Company's self-insurance retention for property damage due to a cyclone or flood is A$2.5 million. RailAmerica's primary property damage policies previously had self-insured retentions of up to $1.5 million per occurrence. The property damage policies also provide business interruption insurance arising from covered events.
Employees of the Company's United States railroads are covered by the Federal Employers' Liability Act (FELA), a fault-based system under which claims resulting from injuries and deaths of railroad employees are settled by negotiation or litigation. FELA-related claims are covered under the Company's liability policies. Employees of the Company's industrial switching and railroad construction businesses are covered under workers' compensation policies.

Accruals for FELA claims by the Company's railroad employees and third-party personal injury or other claims are recorded in the period when such claims are determined to be probable and estimable. These estimates are updated in future periods as information develops.
Income Taxes
The Company files a consolidated United States federal income tax return, which includes all of its United States subsidiaries. Each of the Company’s foreign subsidiaries files appropriate income tax returns in each of its respective countries. No provision is made for the United States income taxes applicable to the undistributed earnings of controlled foreign subsidiaries as it is the intention of management to fully utilize those earnings in the operations of foreign subsidiaries. The provision for, or benefit from, income taxes includes deferred taxes resulting from temporary differences using a balance sheet approach. Such temporary differences result primarily from differences in the carrying value of assets and liabilities for financial reporting and tax purposes. Future realization of deferred income tax assets is dependent upon the Company’s ability to generate sufficient taxable income. The Company evaluates on a quarterly basis whether, based on all available evidence, the deferred income tax assets will be realizable. Valuation allowances are established when it is estimated that it is more likely than not that the tax benefit of the deferred tax asset will not be realized.
Stock-Based Compensation
The Compensation Committee of the Company’s Board of Directors (Compensation Committee) has discretion to determine grantees, grant dates, amounts of grants, vesting and expiration dates for stock-based compensation awarded to the Company’s employees under the Company’s Second Amended and Restated 2004 Omnibus Incentive Plan (the Omnibus Plan). The Omnibus Plan permits the issuance of stock options, restricted stock, restricted stock units and any other form of award established by the Compensation Committee, in each case consistent with the Omnibus Plan’s purpose. Under the terms of the awards, equity grants for employees generally vest over three years and equity grants for directors vest over their respective remaining terms as directors.
The grant date fair value of non-vested shares, less estimated forfeitures, is recorded to compensation expense on a straight-line basis over the vesting period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model and straight-line amortization of compensation expense is recorded over the requisite service period of the grant. Two assumptions in the Black-Scholes pricing model require management judgment: the life of the option and the volatility of the stock over the life of the option. The assumption for the life of the option is based on historical experience and is estimated for each grant. The assumption for the volatility of the stock is based on a combination of historical and implied volatility. The fair value of the Company's restricted stock and restricted stock units is based on the closing market price of the Company’s Class A common stock on the date of grant.
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
Foreign Currency
The consolidated financial statements of the Company’s foreign subsidiaries were prepared in the local currency of the respective subsidiary and translated into United States dollars based on the exchange rate at the end of the period for balance sheet items and, for the statement of operations, at the average rate for the statement period. Currency translation adjustments are reflected within the equity section of the balance sheet and are included in other comprehensive income. Cumulative translation adjustments are recognized in the consolidated statement of operations upon substantial or complete liquidation of the underlying investment in the foreign subsidiary.

Management Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to use judgment and to make estimates and assumptions that affect business combinations, reported assets, liabilities, revenues and expenses during the reporting period. Significant estimates using management judgment are made in the areas of recoverability and useful life of assets, as well as liabilities for casualty claims and income taxes. Actual results could differ from those estimates.
Risks and Uncertainties
Slower growth, an economic recession, or significant changes in commodity prices or regulation that affects the countries where the Company operates or their imports and exports, could negatively impact the Company's business. The Company is required to assess for potential impairment of non-current assets whenever events or changes in circumstances, including economic circumstances, indicate that the respective asset’s carrying amount may not be recoverable. A decline in current macroeconomic or financial conditions could have a material adverse effect on the Company’s results of operations, financial condition and liquidity.
Reclassifications
Certain prior year balances have been reclassified to conform to the 2013 presentation, most notably of which was the break out of trackage rights expense on the Company's consolidated statements of operations that had previously been included in other expenses.
3. CHANGES IN OPERATIONS:
United States
RailAmerica, Inc.: On October 1, 2012, the Company acquired 100% of RailAmerica's outstanding shares for cash at a price of $27.50 per share, and in connection with such acquisition, the Company repaid RailAmerica's term loan and revolving credit facility. The calculation of the total consideration for the RailAmerica acquisition is presented below (in thousands, except per share amount):

RailAmerica outstanding common stock as of October 1, 2012	49,934
Cash purchase price per share	$27.50
Equity purchase price	$1,373,184
Payment of RailAmerica's outstanding term loan and revolving credit facility	659,198
Cash consideration	2,032,382
Impact of pre-acquisition share-based awards	9,400
Total consideration	$2,041,782
The Company financed the $1.4 billion cash purchase price for RailAmerica's common stock, the refinancing of $1.2 billion of the Company's and RailAmerica's outstanding debt prior to the acquisition as well as transaction and financing-related expenses with approximately $1.9 billion of debt from a new five-year Senior Secured Syndicated Credit Facility Agreement (the Credit Agreement) (see Note 9, Long-Term Debt), $475.5 million of gross proceeds from the Company's public offerings of Class A common stock and Tangible Equity Units (TEUs) (see Note 4, Earnings Per Common Share) and $350.0 million through a private issuance of mandatorily convertible Series A-1 Preferred Stock to affiliates of Carlyle Partners V, L.P. (collectively, Carlyle) (see Note 4, Earnings Per Common Share, and Note 10, Derivative Financial Instruments).
Commencing on October 1, 2012, the shares of RailAmerica were held in an independent voting trust while the STB considered the Company's control application, which application was approved with an effective date of December 28, 2012. Accordingly, the Company accounted for the earnings of RailAmerica using the equity method of accounting while the shares were held in the voting trust and acquisition date fair values of the acquired assets and assumed liabilities have been included in the Company's consolidated balance sheets since December 28, 2012. The results from RailAmerica's operations are included among the various line items in the Company's consolidated statement of operations for the year ended December 31, 2013 and are included in the Company's North American & European Operations segment.

In accordance with U.S. GAAP, a new accounting basis was established for RailAmerica on October 1, 2012 for its stand-alone financial statements. Condensed consolidated financial information for RailAmerica as of and for the period ended December 28, 2012 is included in Note 8, Equity Investment.
During the year ended December 31, 2012, as discussed more fully under Contingent Forward Sale Contract in Note 10, Derivative Financial Instruments, the Company recorded a $50.1 million non-cash mark-to-market expense related to an investment agreement governing the sale of the Series A-1 Preferred Stock to Carlyle in connection with the funding of the RailAmerica acquisition (the Investment Agreement). The expense resulted from the significant increase in the Company's share price between July 23, 2012 (the date the Company entered into the Investment Agreement) and September 28, 2012 (the last trading date prior to issuing the Series A-1 Preferred Stock). On February 13, 2013, the Company exercised its option to convert all of the outstanding Series A-1 Preferred Stock into 5,984,232 shares of the Company's Class A common stock.
The Company also incurred $17.0 million and $30.0 million of RailAmerica integration and acquisition-related costs during the years ended December 31, 2013 and 2012, respectively. The Company recognized $15.6 million of net income from the equity investment in RailAmerica during the three months ended December 31, 2012. The income from equity investment included $3.5 million of after-tax acquisition/integration costs incurred by RailAmerica in the three months ended December 31, 2012.
Headquartered in Jacksonville, Florida with approximately 2,000 employees, RailAmerica owned and operated 45 short line freight railroads in North America with approximately 7,100 miles of track in 28 U.S. states and three Canadian provinces as of the October 1, 2012 acquisition date.
Columbus & Chattahoochee Railroad, Inc.: In April 2012, the Company's newly formed subsidiary, Columbus & Chattahoochee Railroad, Inc. (CCH), signed an agreement with Norfolk Southern Railway Company (NS) to lease and operate a 26-mile segment of NS track that runs from Girard, Alabama to Mahrt, Alabama. Operations commenced on July 1, 2012. CCH interchanges with NS in Columbus, Georgia where the Company's Georgia Southwestern Railroad, Inc. also has operations. The results from CCH’s operations have been included in the Company’s consolidated statements of operations since July 1, 2012 and are included in the Company’s North American & European Operations segment.
Hilton & Albany Railroad, Inc.: In November 2011, the Company's newly formed subsidiary, Hilton & Albany Railroad, Inc. (HAL), signed an agreement with NS to lease and operate a 56-mile segment of NS track that runs from Hilton, Georgia to Albany, Georgia. Operations commenced on January 1, 2012. HAL handles primarily overhead traffic between NS and the Company's following railroads: The Bay Line Railroad, L.L.C.; Chattahoochee Bay Railroad, Inc.; Chattahoochee Industrial Railroad; and Georgia Southwestern Railroad, Inc. In addition, HAL serves several local agricultural and aggregate customers in southwest Georgia. The results from HAL’s operations have been included in the Company’s consolidated statements of operations since January 1, 2012 and are included in the Company’s North American & European Operations segment.
Arizona Eastern Railway Company: On September 1, 2011, the Company acquired all of the capital stock of Arizona Eastern Railway Company (AZER). The Company paid the seller $89.5 million in cash at closing, which included a reduction to the purchase price of $0.6 million based on the estimated working capital adjustment. Following the final working capital adjustment, the Company recorded an additional $0.8 million of purchase price in December 2011, which was paid to the seller in January 2012. The Company incurred $0.6 million of acquisition costs related to this transaction through December 31, 2011, which were expensed as incurred. The results from AZER’s operations have been included in the Company’s consolidated statements of operations since September 1, 2011 and are included in the Company’s North American & European Operations segment.
Headquartered near Miami, Arizona, with 43 employees and 10 locomotives, AZER owned and operated two rail lines totaling approximately 200 track miles in southeast Arizona and southwest New Mexico connected by 52 miles of trackage rights over the Union Pacific Railroad as of the September 1, 2011 acquisition date. The largest customer on AZER is Freeport-McMoRan Copper & Gold Inc. (Freeport-McMoRan). AZER provides rail service to Freeport-McMoRan’s largest North American copper mine and its North American smelter, hauling copper concentrate, copper anode, copper rod and sulfuric acid. In conjunction with the transaction, AZER and Freeport-McMoRan entered into a long-term operating agreement.

Determination of Fair Value
The Company accounted for the RailAmerica and AZER acquisitions using the acquisition method of accounting under U.S. GAAP. Under the acquisition method of accounting:

•
The assets and liabilities of RailAmerica were recorded at their respective acquisition-date preliminary fair values by RailAmerica as of October 1, 2012, which is referred to as the application of push-down accounting, and were included in the Company's consolidated balance sheet in a single line item following the equity method of accounting as of that date (see RailAmerica as of October 1, 2012 column in the following table).

•
Upon approval by the STB for the Company to control RailAmerica, the preliminary determination of fair values of the acquired assets and assumed liabilities were consolidated with the Company's assets and liabilities as of December 28, 2012 (see RailAmerica as of December 28, 2012 Preliminary column in the following table). Between October 1, 2012 and December 28, 2012, the Company recognized income from its equity investment in RailAmerica of $15.6 million and other comprehensive loss of $2.0 million, primarily resulting from foreign currency translation adjustments. In addition, the Company recognized $21.8 million, representing the change in RailAmerica's cash and cash equivalents from October 1, 2012 to December 28, 2012, as a reduction in net cash paid for the acquisition.

•
In 2013, the Company finalized its determination of fair values of RailAmerica's assets and liabilities (see RailAmerica as of December 28, 2012 Final column in the following table). The measurement period adjustments to the fair values were as follows: 1) property and equipment increased $10.7 million, 2) intangible assets decreased $29.9 million, 3) deferred income tax liabilities, net decreased $16.0 million, 4) noncontrolling interest decreased $5.0 million, 5) all other assets, net increased $1.3 million and 6) goodwill decreased $3.1 million as an offset to the above-mentioned changes. This resulted in additional annualized depreciation and amortization expense of approximately $4 million. The Company does not consider these adjustments material to its consolidated financial statements taken as a whole and as such, prior periods were not retroactively adjusted.

•
The assets and liabilities of AZER were recorded at their respective acquisition-date fair values and were consolidated with those of the Company as of the September 1, 2011 acquisition date (see AZER column in the following table).

The fair values assigned to the acquired net assets of RailAmerica and AZER were as follows (dollars in thousands):

	RailAmerica			AZER
	As of October 1, 2012	As of December 28, 2012		As of September 1, 2011
		Preliminary	Final
Cash and cash equivalents	$86,102	$107,922	$107,922	$—
Accounts receivable	104,839	91,424	90,659	3,096
Materials and supplies	6,406	7,325	7,325	—
Prepaid expenses and other	15,146	14,815	15,801	2,319
Deferred income tax assets	49,074	49,074	56,998	—
Property and equipment	1,579,321	1,588,612	1,599,282	90,129
Goodwill	474,115	474,115	471,028	—
Intangible assets, net	451,100	446,327	416,427	—
Other assets	116	116	116	—
Total assets	2,766,219	2,779,730	2,765,558	95,544
Accounts payable and accrued expenses	143,790	135,117	140,160	5,212
Long-term debt	12,158	12,010	12,010	—
Deferred income tax liabilities, net	542,210	551,856	535,864	—
Other long-term liabilities	20,754	19,618	21,439	—
Noncontrolling interest	5,525	5,525	481	—
Net assets	$2,041,782	$2,055,604	$2,055,604	$90,332

Pro Forma Financial Results (unaudited)
The following table summarizes the Company’s unaudited pro forma operating results for the years ended December 31, 2012 and 2011 as if the acquisition of RailAmerica had been consummated as of January 1, 2011. The pro forma operating results do not include the impact of any potential operating efficiencies, savings from expected synergies, costs to integrate the operations or costs necessary to achieve savings from expected synergies or the impact of derivative instruments that the Company has entered into or may enter into to mitigate interest rate or currency exchange rate risk (dollars in thousands, except per share amounts):

	2012	2011
Operating revenues	$1,461,419	$1,365,804
Net income attributable to Genesee & Wyoming Inc.	$112,191	$128,122
Less: Series A-1 Preferred Stock dividend	17,500	17,500
Net income available to common stockholders	$94,691	$110,622
Basic earnings per common share attributable to Genesee & Wyoming Inc. common shareholders	$1.99	$2.34
Diluted earnings per common share attributable to Genesee & Wyoming Inc. common shareholders	$1.89	$2.21
The 2012 and 2011 unaudited pro forma operating results include the acquisition of RailAmerica adjusted, net of tax, for depreciation and amortization expense resulting from the determination of fair values of the acquired property and equipment and amortizable intangible assets, the inclusion of interest expense related to borrowings used to fund the acquisition, the amortization of debt issuance costs related to amendments to the Company’s prior credit agreement and the elimination of RailAmerica's interest expense related to debt not assumed in the acquisition.
The unaudited pro forma statements of operations for the years ended December 31, 2012 and 2011 were based upon the Company’s historical consolidated statements of operations for the years ended December 31, 2012 and 2011 and RailAmerica's consolidated statements of operations for the nine months ended September 30, 2012, the three months ended December 28, 2012 and the year ended December 31, 2011. Since the pro forma financial results for 2012 and 2011 assume the acquisition of RailAmerica was consummated on January 1, 2011, the 2011 results included $20.3 million, net of tax, of acquisition-related costs and expenses related to change of control agreements incurred by the Company during the year ended December 31, 2012, $9.5 million, net of tax, of fees associated with the funding of the acquisition and $12.9 million, net of tax, of acquisition-related costs incurred by RailAmerica during the year ended December 31, 2012. The pro forma results for 2012 included approximately $55 million of costs incurred by RailAmerica associated with the redemption of senior secured notes in January 2012. In addition, the 2012 pro-forma results have been revised to eliminate the Company's $50.1 million mark-to-market expense related to the Investment Agreement in connection with the funding of the acquisition.
As a result of these charges, the numerator used in the calculation of pro forma diluted EPS attributable to G&W common shareholders was reduced by the Series A-1 Preferred Stock dividend and the denominator excluded approximately 6.0 million “if-converted” shares related to the Series A-1 Preferred Stock.
The pro forma financial information does not purport to be indicative of the results that actually would have been obtained had the transactions been completed as of the assumed dates and for the periods presented and are not intended to be a projection of future results or trends.
Australia
Arrium Limited: In July 2012, the Company's subsidiary, Genesee & Wyoming Australia Pty Ltd (GWA), announced that it had expanded two existing rail haulage contracts with Arrium Limited (formerly OneSteel) to transport additional export iron ore in South Australia. To support the increased shipments under the two contracts, during the year ended December 31, 2012, GWA invested A$52.1 million (or $54.1 million at the exchange rate on December 31, 2012) to purchase narrow gauge locomotives and railcars as well as to construct a standard gauge rolling-stock maintenance facility in order to support the increased shipments under the two contracts. During the year ended December 31, 2013, GWA spent an additional A$22.3 million (or $19.9 million at the exchange rate on December 31, 2013) on these projects and does not expect to invest any additional capital in these projects in 2014.

Alice Springs and Cook: In May 2012, GWA entered into an agreement with Asciano Services Pty Ltd (AIO), a subsidiary of Asciano Pty Ltd, whereby GWA agreed to purchase an intermodal and freight terminal in Alice Springs, Northern Territory from AIO and GWA agreed to sell AIO certain assets in the township of Cook, South Australia that included GWA's third-party fuel-sales business. GWA completed the purchase of the Alice Springs intermodal and freight terminal in June 2012 for A$9.0 million (or $9.2 million at the exchange rate on June 30, 2012) plus A$0.5 million (or $0.6 million at the exchange rate on June 30, 2012) tax liability for stamp duty (an Australian asset transfer tax). Previously, GWA had leased the facility from AIO. The sale of the assets in Cook closed in September of 2012. The Company received A$4.0 million (or $4.1 million at the exchange rate on September 30, 2012) in pre-tax cash proceeds from the sale and recognized an after-tax book gain of A$1.3 million (or $1.3 million at the exchange rate on September 30, 2012).
Canada
Tata Steel Minerals Canada Ltd.: In August 2012, the Company announced that its newly formed subsidiary, KeRail Inc. (KeRail), entered into a long-term agreement with Tata Steel Minerals Canada Ltd. (TSMC), for KeRail to provide rail transportation services to the direct shipping iron ore mine TSMC is developing near Schefferville, Quebec in the Labrador Trough (the Mine). In addition, KeRail plans to construct an approximately 21-kilometer rail line that will connect the Mine to the Tshiuetin Rail Transportation (TSH) interchange point in Schefferville. Operated as part of the Company's Canada Region, KeRail is expected to haul unit trains of iron ore from its rail connection with the Mine, which will then travel over three privately owned railways to the Port of Sept-Îles for export primarily to Tata Steel Limited's European operations. The agreement and construction are contingent on certain conditions being met, including the receipt of necessary governmental permits and approvals. Once the track construction has commenced, the rail line is expected to be completed three to six months thereafter, weather permitting.
Results from Operations
When comparing the Company’s results from operations from one reporting period to another, it is important to consider that the Company has historically experienced fluctuations in revenues and expenses due to acquisitions, changing economic conditions, competitive forces, changes in foreign currency exchange rates, one-time freight moves, fuel price fluctuations, customer plant expansions and shut-downs, sales of property and equipment, derailments and weather-related conditions, such as hurricanes, cyclones, tornadoes, droughts, heavy snowfall, unseasonably warm or cool weather, freezing and flooding. In periods when these events occur, the Company's results of operations are not easily comparable from one period to another. Finally, certain of the Company’s railroads have commodity shipments that are sensitive to general economic conditions, such as steel products, paper products and lumber and forest products, as well as product specific economic conditions, such as the availability of lower priced alternative sources of power generation (coal). Other shipments are relatively less affected by economic conditions and are more closely affected by other factors, such as inventory levels maintained at customer plants (coal), winter weather (salt and coal) and seasonal rainfall (agricultural products). As a result of these and other factors, the Company’s results of operations in any reporting period may not be directly comparable to its results of operations in other reporting periods.

4. EARNINGS PER COMMON SHARE:
Common shares issuable under unexercised stock options calculated under the treasury stock method, weighted average Class B common shares outstanding and Series A-1 Preferred Stock were the only reconciling items between the Company’s basic and diluted weighted average shares outstanding.
The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2013, 2012 and 2011 (in thousands, except per share amounts):

	2013	2012	2011
Numerators:
Net income attributable to Genesee & Wyoming Inc. common stockholders	$271,296	$52,433	$119,484
Less: Series A-1 Preferred Stock dividend	2,139	4,375	—
Net income available to common stockholders	$269,157	$48,058	$119,484
Denominators:
Weighted average Class A common shares outstanding -Basic	53,788	42,693	39,912
Weighted average Class B common shares outstanding	1,675	2,038	2,257
Dilutive effect of employee stock-based awards	494	601	603
Dilutive effect of Series A-1 Preferred Stock	722	5,984	—
Weighted average shares - Diluted	56,679	51,316	42,772
Earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:
Basic earnings per common share	$5.00	$1.13	$2.99
Diluted earnings per common share	$4.79	$1.02	$2.79
The total number of options used to calculate weighted average share equivalents for diluted earnings per common share as of December 31, 2013, 2012 and 2011, was as follows (in thousands):

	2013	2012	2011
Options used to calculate weighted average share equivalents	969	1,105	1,460
The following total number of shares of Class A common stock issuable under the assumed exercises and lapse of stock-based awards computed based on the treasury stock method were excluded from the calculation of diluted earnings per common share, as the effect of including these shares would have been anti-dilutive (in thousands):

	2013	2012	2011
Anti-dilutive shares	105	143	126
The following table sets forth the increase in the Company's weighted average basic shares outstanding for the years ended December 31, 2013 and 2012 as a result of the Company's public offering of Class A common stock in September 2012, shares issuable upon settlement of the prepaid stock purchase contract component of the TEUs issued in September 2012 based on the market price of the Company's Class A common stock at December 31, 2013 and 2012, respectively, and from the conversion of the Series A-1 Preferred Stock into the Company's Class A common stock in February 2013:

	2013	2012
Class A common stock offering	3,791,004	1,066,867
Shares issuable upon settlement of the prepaid stock purchase contract component of the TEUs	2,841,650	850,773
Conversion of Series A-1 Preferred Stock	5,262,845	—

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
Offerings
On September 19, 2012, the Company completed a public offering of 3,791,004 shares of Class A common stock at $64.75 per share, which included 525,000 shares issued as a result of the underwriters' exercise of their over-allotment option. The Company also completed a public offering of 2,300,000 TEUs, which included 300,000 TEUs issued as a result of the underwriters' exercise of their over-allotment option, with a stated amount of $100 per unit on September 19, 2012.
Each TEU consists of a prepaid stock purchase contract (Purchase Contract) and a senior amortizing note due October 1, 2015 (Amortizing Note) issued by the Company. Unless settled or redeemed earlier or extended, each Purchase Contract will automatically settle on October 1, 2015. If the applicable market value (as defined in the Purchase Contract) of the Company's Class A common stock is greater than or equal to $80.94, then the Company will deliver 1.2355 shares per Purchase Contract and if the applicable market value is less than or equal to $64.75, then the Company will deliver 1.5444 shares per Purchase Contract, with such share amounts subject to adjustment. Otherwise, the Company will deliver a number of shares of its Class A common stock per Purchase Contract equal to $100 divided by the applicable market value. Accordingly, for illustrative purposes, the following table provides the calculated impact on the Company's weighted average diluted shares outstanding for the year ended December 31, 2013 assuming the conversion of the Company's outstanding TEUs into Class A common stock based on the assumptions for the Company's stock price stated in the table (in thousands, except per share amounts):

	Assumed Market Price of Class A Common Stock	TEU Common Stock Equivalents	Weighted Average Diluted Shares Outstanding
Minimum common stock equivalents	$80.94	2,842	56,679
Middle of range of common stock equivalents	$73.00	3,151	56,988
Maximum common stock equivalents	$64.75	3,552	57,389
The Company's basic and diluted earnings per common share calculations reflect the weighted average shares issuable upon settlement of the prepaid stock purchase contract component of the TEUs. For purposes of determining the number of shares included in the calculation, the Company used the market price of its Class A common stock at the period end date.
Series A-1 Preferred Stock Converted into Common Stock on February 13, 2013
On October 1, 2012, the Company completed the issuance of 350,000 shares of Series A-1 Preferred Stock at an issuance price of $1,000.00 per share for $349.4 million, net of issuance costs, to Carlyle pursuant to an Investment Agreement entered into by the Company and Carlyle in conjunction with the Company's announcement on July 23, 2012 of its plan to acquire RailAmerica in order to partially fund the acquisition. On February 13, 2013, the Company exercised its option to convert all of the outstanding Series A-1 Preferred Stock into 5,984,232 shares of the Company's Class A common stock.

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
As of February 12, 2013, the closing price of the Company's Class A common stock had exceeded $76.03 for 30 consecutive trading days. As a result, on February 13, 2013, the Company exercised its option to convert all of the Series A-1 Preferred Stock as described above into 5,984,232 shares of the Company's Class A common stock. On the conversion date, the Company also paid to Carlyle cash in lieu of fractional shares and all accrued and unpaid dividends on the Series A-1 Preferred Stock totaling $2.1 million. In November 2013, Carlyle sold all of these outstanding shares of the Company's Class A common stock in a public offering.
For basic earnings per common share, the Company deducted the cumulative dividends on the Series A-1 Preferred Stock in calculating net income available to common stockholders (i.e., the numerator in the calculation of basic earnings per common share) divided by the weighted average number of common shares outstanding during each period. For diluted earnings per common share, the Company used the if-converted method when calculating diluted earnings per share.
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
Accounts receivable consisted of the following at December 31, 2013 and 2012 (dollars in thousands):

	2013	2012
Accounts receivable - trade	$264,562	$216,694
Accounts receivable - grants from outside parties	33,003	25,036
Accounts receivable - insurance and other third-party claims	31,643	23,912
Total accounts receivable	329,208	265,642
Less: allowance for doubtful accounts	(3,755)	(2,693)
Accounts receivable, net	$325,453	$262,949
Grants from Outside Parties
The Company periodically receives grants for the upgrade and construction of rail lines and upgrades of locomotives from federal, provincial, state and local agencies and other outside parties (e.g., customers) in the United States and Australia and provinces in Canada in which the Company operates. These grants typically reimburse the Company for 50% to 100% of the actual cost of specific projects. In total, the Company received grant proceeds of $33.9 million, $39.6 million and $22.6 million in the years ended December 31, 2013, 2012 and 2011, respectively, from such grant programs. The proceeds were presented as cash inflows from investing activities within each of the applicable periods.

None of the Company’s grants represents a future liability of the Company unless the Company abandons the rehabilitated or new track structure within a specified period of time or fails to maintain the upgraded or new track to certain standards and to make certain minimum capital improvements or ceases use of the locomotives within the specified geographic area and time period, as defined in the respective agreements. As the Company intends to comply with these agreements, the Company has recorded additions to track property and locomotives and has deferred the amount of the grants. The amortization of deferred grants is a non-cash offset to depreciation expense over the useful lives of the related assets. During the years ended December 31, 2013, 2012 and 2011, the Company recorded offsets to depreciation expense from grant amortization of $9.3 million, $8.0 million and $7.9 million, respectively.
Insurance and Third-Party Claims
Accounts receivable from insurance and other third-party claims at December 31, 2013 included $16.8 million from the Company’s Australian Operations and $14.8 million from the Company’s North American & European Operations. The balance from the Company’s Australian Operations resulted predominately from a derailment in Australia’s Northern Territory (the Edith River Derailment) in December 2011. The balance from the Company’s North American & European Operations resulted predominately from a derailment in Alabama (the Aliceville Derailment) in November 2013. The Company received proceeds from insurance totaling $11.1 million, $21.8 million and $0.6 million for the years ended December 31, 2013, 2012 and 2011, respectively, and recorded related gains on insurance recoveries totaling $1.5 million, $5.8 million and $1.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Allowance for Doubtful Accounts
Activity in the Company’s allowance for doubtful accounts for the years ended December 31, 2013, 2012 and 2011 was as follows (dollars in thousands):

	2013	2012	2011
Balance, beginning of year	$2,693	$2,807	$3,079
Provisions	2,741	977	1,055
Charges	(1,679)	(1,091)	(1,327)
Balance, end of year	$3,755	$2,693	$2,807
The Company’s business is subject to credit risk. There is a risk that a customer or counterparty will fail to meet its obligations when due. Customers and counterparties who owe the Company money have defaulted and may continue to default on their obligations to the Company due to bankruptcy, lack of liquidity, operational failure or other reasons. For interline traffic, one railroad typically invoices a customer on behalf of all railroads participating in the route. The invoicing railroad then pays the other railroads their portion of the total amount invoiced on a monthly basis. When the Company is the invoicing railroad it is exposed to customer credit risk for the total amount invoiced and is required to pay the other railroads participating in the route even if the Company is not paid by the customer. Although the Company has procedures for reviewing its receivables and credit exposures to specific customers and counterparties to address present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee. Some of the Company’s risk management methods depend upon the evaluation of information regarding markets, customers or other matters that are not publicly available or otherwise accessible by the Company and this information may not, in all cases, be accurate, complete, up-to-date or properly evaluated. As a result, unexpected credit exposures could adversely affect the Company’s consolidated results of operations, financial condition and liquidity.

6. PROPERTY AND EQUIPMENT AND LEASES:
Property and Equipment
Major classifications of property and equipment as of December 31, 2013 and 2012 were as follows (dollars in thousands):

	2013	2012
Property:
Land and land improvements	$547,539	$562,432
Buildings and leasehold improvements	122,919	90,149
Bridges/tunnels/culverts	556,108	531,388
Track property	2,078,084	2,010,511
Total property	3,304,650	3,194,480
Equipment:
Computer equipment	11,307	9,235
Locomotives and railcars	493,977	458,404
Vehicles and mobile equipment	42,127	38,226
Signals and crossing equipment	63,208	30,564
Track equipment	19,205	17,853
Other equipment	28,524	22,673
Total equipment	658,348	576,955
Construction-in-process	30,395	69,505
Total property and equipment	3,993,393	3,840,940
Less: accumulated depreciation	(552,649)	(444,645)
Property and equipment, net	$3,440,744	$3,396,295
Construction-in-process consisted primarily of costs associated with equipment purchases and track and equipment upgrades. Major classifications of construction-in-process as of December 31, 2013 and 2012 were as follows (dollars in thousands):

	2013	2012
Property:
Buildings and leasehold improvements	$92	$93
Bridges/tunnels/culverts	937	3,500
Track property	21,912	24,252
Equipment:
Locomotives and railcars	6,657	39,291
Other equipment	797	2,369
Total construction-in-process	$30,395	$69,505
Track property upgrades typically involve the substantial replacement of rail, ties and/or other track material. Locomotive upgrades generally consist of major mechanical enhancements to the Company’s existing locomotive fleet. Upgrades to the Company’s railcars typically include rebuilding of car body structures and/or converting to an alternative type of freight car.
Depreciation expense for the years ended December 31, 2013, 2012 and 2011 totaled $119.2 million, $66.6 million and $59.7 million, respectively.
The Credit Agreement is collateralized by a substantial portion of the Company’s real and personal property assets of its domestic subsidiaries that have guaranteed the United States obligations under the Credit Agreement and a substantial portion of the personal property assets of its foreign subsidiaries that have guaranteed the foreign obligations under the Credit Agreement. See Note 9, Long-Term Debt, for more information on the Company's Credit Agreement.

Leases
The Company enters into operating leases for railcars, locomotives and other equipment as well as real property. The Company also enters into agreements with other railroads and other third parties to operate over certain sections of their track and pays a per car fee to use the track or an annual lease payment. The costs associated with operating leases are expensed as incurred and are not included in the property and equipment table above.
The number of railcars and locomotives leased by the Company, including 8,004 railcars and 175 locomotives acquired from RailAmerica in 2012, as of December 31, 2013 and 2012 was as follows:

	December 31,
	2013	2012
Railcars	17,718	18,311
Locomotives	100	182
The Company's operating lease expense for equipment and real property leases and expense for the use of other railroad and other third parties' track for the years ended December 31, 2013, 2012 and 2011 was as follows (2012 excludes lease expense related to RailAmerica's equipment and real property leases and trackage rights expense included in equity earnings for the period from October 1, 2012 to December 28, 2012) (dollars in thousands):

	2013	2012	2011
Equipment	$32,050	$13,386	$19,328
Real property	$8,062	$5,055	$4,632
Trackage rights	$50,911	$28,250	$23,066
The Company is a party to several lease agreements with Class I carriers and other third parties to operate over various rail lines in North America, with varied expirations. Certain of these lease agreements have annual lease payments, which are included in the operating lease section of the schedule of future minimum lease payments shown below as well as the trackage rights expense in the table above. Revenues from railroads that the Company leases from Class I carriers and other third parties collectively accounted for approximately 9% of the Company's 2013 total operating revenues. Leases from Class I railroads and other third parties that are subject to expiration in each of the next 10 years represent less than 2% of the Company's annual revenues in the year of expiration based on the Company's operating revenues for the year ended December 31, 2013.
The following is a summary of future minimum lease payments under capital leases and operating leases as of December 31, 2013 (dollars in thousands):

	Capital	Operating	Total
2014	$876	$32,414	$33,290
2015	877	21,644	22,521
2016	881	17,305	18,186
2017	8,297	14,387	22,684
2018	27	12,420	12,447
Thereafter	184	137,231	137,415
Total minimum payments	$11,142	$235,401	$246,543

7. INTANGIBLE ASSETS, OTHER ASSETS AND GOODWILL:
Intangible Assets
Intangible assets as of December 31, 2013 and 2012 were as follows (dollars in thousands):

	2013
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Weighted Average Amortization Period (in Years)
Intangible assets:
Amortizable intangible assets:
Service agreements	$37,622	$13,547	$24,075	28
Customer contracts and relationships	178,603	22,899	155,704	36
Track access agreements	430,241	32,116	398,125	43
Total amortizable intangible assets	$646,466	$68,562	$577,904	40
Non-amortizable intangible assets:
Perpetual track access agreements			35,891
Operating license			138
Total intangible assets, net			$613,933

	2012
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Weighted Average Amortization Period (in Years)
Intangible assets:
Amortizable intangible assets:
Service agreements	$37,622	$12,214	$25,408	28
Customer contracts and relationships	150,532	17,421	133,111	35
Track access agreements	492,494	16,830	475,664	44
Total amortizable intangible assets	$680,648	$46,465	$634,183	41
Non-amortizable intangible assets:
Perpetual track access agreements			35,891
Operating license			132
Total intangible assets, net			$670,206

The Company expenses costs incurred to renew or extend the term of its track access agreements.
In its final determination of fair values of the assets acquired from RailAmerica, the Company assigned $120.5 million to amortizable customer contracts and relationships and $300.7 million to amortizable track access agreements, which were included in the Company's intangible assets as of December 31, 2013. In its preliminary determination of fair values, the Company had assigned $92.6 million to amortizable customer contracts and relationships and $358.5 million to amortizable track access agreements, which were included in the Company's intangible assets as of December 31, 2012. Based on the Company's estimate of their expected economic life, these intangibles are being amortized on a straight-line basis over a weighted average life of 42 years.
The perpetual track access agreements on one of the Company’s railroads have been determined to have an indefinite useful life and, therefore, are not subject to amortization. However, these assets are tested for impairment annually or in interim periods if events indicate possible impairment.

In the years ended December 31, 2013, 2012 and 2011, the aggregate amortization expense associated with intangible assets was $22.5 million, $6.8 million and $6.8 million, respectively. The Company estimates the future aggregate amortization expense related to its intangible assets as of December 31, 2013 will be as follows for the periods presented (dollars in thousands):

2014	$22,227
2015	22,158
2016	22,109
2017	22,109
2018	20,303
Thereafter	468,998
Total	$577,904
Other Assets
Other assets as of December 31, 2013 and 2012 were as follows (dollars in thousands):

	2013
	Gross Carrying Amount	Accumulated Amortization	Other Assets, Net	Weighted Average Amortization Period (in Years)
Other assets:
Deferred financing costs	$43,650	$11,930	$31,720	4
Other assets	52,241	14	52,227	0
Total other assets, net	$95,891	$11,944	$83,947

	2012
	Gross Carrying Amount	Accumulated Amortization	Other Assets, Net	Weighted Average Amortization Period (in Years)
Other assets:
Deferred financing costs	$42,844	$2,352	$40,492	5
Other assets	16,535	14	16,521	0
Total other assets, net	$59,379	$2,366	$57,013
In the years ended December 31, 2013, 2012 and 2011, the Company amortized $10.2 million, $7.0 million and $2.5 million of deferred financing costs as an adjustment to interest expense. Deferred financing costs are amortized as an adjustment to interest expense over the terms of the related debt using the effective-interest method for the term debt and the straight-line method for the revolving credit facility portion of debt. The 2013 amortization amount included $0.5 million associated with the write-off of deferred financing costs as a result of the prepayment of the remaining balance on the Canadian term loan. The 2012 amortization amount included $3.2 million associated with the write-off of deferred financing fees as a result of the October 2012 refinancing of the Company's senior credit facility and senior notes. The 2011 amortization amount included $0.5 million associated with the write-off of deferred financing fees as a result of the July 2011 refinancing of the Company's senior credit facility then in effect.
As of December 31, 2013, the Company estimated the future interest expense related to amortization of its deferred financing costs will be as follows for the periods presented (dollars in thousands):

2014	$9,202
2015	8,639
2016	8,167
2017	5,712
Total	$31,720

Goodwill
The changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012 were as follows (dollars in thousands):

	2013	2012
Goodwill:
Balance at beginning of period	$634,953	$160,277
Goodwill acquired	—	474,115
Purchase accounting adjustments	(3,087)	—
Currency translation adjustment	(1,404)	561
Balance at end of period	$630,462	$634,953
The Company’s goodwill for the years ended December 31, 2013 and 2012 was attributable to the Company’s North American & European operating segment. In its final determination of fair values of the assets and liabilities acquired from RailAmerica, the Company reduced goodwill by $3.1 million during the year ended December 31, 2013. In the preliminary determination of fair values of the assets and liabilities acquired from RailAmerica, the Company had assigned $474.1 million to goodwill as of December 31, 2012. Of the total amount of goodwill acquired from the RailAmerica acquisition, approximately $30 million will be deductible for income tax purposes. The Company tests its goodwill and other indefinite-lived intangibles for impairment annually or in interim periods if events indicate possible impairment.
8. EQUITY INVESTMENT:
RailAmerica, Inc.
On October 1, 2012, the Company acquired 100% of RailAmerica's outstanding shares for cash at a price of $27.50 per share and in connection with such acquisition, the Company repaid RailAmerica's term loan and revolving credit facility (see Note 3, Changes in Operations). The shares of RailAmerica were held in a voting trust while the STB considered the Company's control application, which application was approved with an effective date of December 28, 2012. Accordingly, the Company accounted for the earnings of RailAmerica using the equity method of accounting while the shares were held in the voting trust and the Company's preliminary determination of fair values of the acquired assets and assumed liabilities were included in the Company's consolidated balance sheet at December 31, 2012.
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

The following condensed consolidated financial data of RailAmerica is based on U.S. GAAP:
RAILAMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(dollars in thousands)

December 28, 2012
Assets
Current assets	$270,560
Property and equipment, net	1,588,612
Goodwill	474,115
Intangible assets, net	446,327
Other assets, net	116
Total assets	$2,779,730
Liabilities and equity
Current liabilities	$136,717
Long-term debt, less current portion	10,410
Deferred income tax liabilities, net	551,856
Other long-term liabilities	19,618
Commitments and contingencies	—
Total RailAmerica, Inc. stockholders' equity	2,055,604
Noncontrolling interest	5,525
Total equity	2,061,129
Total liabilities and equity	$2,779,730

RAILAMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(dollars in thousands)

Period from October 1, 2012 (Acquisition) to December 28, 2012
Operating revenues	$151,065
Operating expenses	124,928
Income from operations	26,137
Interest expense	(90)
Other income	9
Income before income taxes	26,056
Provision for income taxes	10,250
Net income	15,806
Less: Net income attributable to noncontrolling interest	—
Net income attributable to RailAmerica. Inc.	$15,806

RAILAMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(dollars in thousands)

Period from October 1, 2012 (Acquisition) to December 28, 2012
Net income	$15,806
Other comprehensive income/(loss):
Foreign currency translation adjustment	(2,150)
Actuarial gain associated with pension and postretirement benefit plans, net of tax provision of $53	166
Other comprehensive loss	(1,984)
Comprehensive income	$13,822

RAILAMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands)

Period from October 1, 2012 (Acquisition) to December 28, 2012
Net cash provided by operating activities	$41,897
Net cash used in investing activities	(19,804)
Net cash used in financing activities	(144)
Effect of exchange rate changes on cash and cash equivalents	(129)
Increase in cash and cash equivalents	21,820
Cash and cash equivalents, beginning of period	86,102
Cash and cash equivalents, end of period	$107,922
9. LONG-TERM DEBT:
Long-term debt consisted of the following as of December 31, 2013 and 2012 (dollars in thousands):

	2013	2012
Credit Agreement with variable interest rates (weighted average of 2.13% and 3.04% before impact of interest rate swaps at December 31, 2013 and 2012, respectively) due 2017	$1,583,798	$1,805,799
Amortizing Notes component of TEUs with fixed interest rate of 5.00% due 2015	21,878	32,435
Other debt and capital leases with interest rates up to 10.00% and maturing at various dates up to 2054	19,036	19,901
Long-term debt	1,624,712	1,858,135
Less: current portion	84,366	87,569
Long-term debt, less current portion	$1,540,346	$1,770,566
Credit Agreement
As of October 1, 2012, the Senior Secured Syndicated Credit Facility Agreement (the Credit Agreement) included a $425.0 million revolving credit facility, a $1.6 billion United States term loan, a C$24.6 million ($25.0 million at the exchange rate on October 1, 2012) Canadian term loan and an A$202.9 million ($210.0 million at the exchange rate on October 1, 2012) Australian term loan. The revolving credit facility also includes borrowing capacity for letters of credit and for borrowings on same-day notice, referred to as swingline loans. The Credit Agreement has a maturity date of October 1, 2017.

The Credit Agreement allows for borrowings under the revolving credit facility in United States dollars, Euros, Canadian dollars and Australian dollars. Under the revolving credit facility, the applicable borrowing spread for the United States base rate loans and Canadian base rate loans under the Credit Agreement initially were 1.50% over the base rate through December 31, 2012 and ranged from 0.50% to 1.75% over the base rate depending upon the Company's total leverage ratio through March 27, 2013. The applicable borrowing spread in the case of the United States, Canadian and European loans is the London Interbank Offered Rate (LIBOR) and the Australian loans is the Bank Bill Swap Reference Rate (BBSW), which were initially 2.50% over the LIBOR and BBSW rate through December 31, 2012 and ranged from 1.50% to 2.75% over these rates depending upon the Company's total leverage ratio through March 27, 2013. BBSW is the wholesale interbank reference rate within Australia, which the Company believes is generally considered the Australian equivalent to LIBOR. On March 28, 2013, the Company entered into Amendment No. 1 (the Amendment) to the Credit Agreement. As a result of the Amendment, the applicable borrowing spread for the United States and Canadian base rate loans under the revolving credit facility were reduced to 0.25% to 1.50% over the base rate and the applicable borrowing spread for the United States, Canadian, European and Australian term loans were reduced to 1.25% to 2.50% over the respective LIBOR and BBSW rates depending upon the Company’s total leverage ratio.
The existing term loans and loans under the revolving credit facility are guaranteed by substantially all of the Company’s United States subsidiaries for the United States guaranteed obligations and by substantially all of its foreign subsidiaries for the foreign guaranteed obligations. The Credit Agreement is collateralized by a substantial portion of the Company’s real and personal property assets of its domestic subsidiaries that have guaranteed the United States obligations under the Credit Agreement and a substantial portion of the personal property assets of its foreign subsidiaries that have guaranteed the foreign obligations under the Credit Agreement.
During the three months ended December 31, 2012, the Company made prepayments on the United States term loan of $47.5 million, prepayments on the Canadian term loan of C$10.0 million (or $10.0 million at the exchange rate on the date it was paid) and prepayments on the Australian term loan of A$18.0 million (or $18.6 million at the exchange rate on the date it was paid). The Company also made scheduled quarterly principal payments of $16.4 million on the United States term loan, C$0.2 million (or $0.2 million at the average exchange rate during the period in which paid) on the Canadian term loan and A$2.0 million (or $2.1 million at the average exchange rate during the period in which paid) on the Australian term loan during the three months ended December 31, 2012.
In March 2013, the Company prepaid in full the remaining balance on the Canadian term loan, which resulted in the write-off of unamortized deferred financing costs of $0.5 million. In addition, during the year ended December 31, 2013, the Company made prepayments of $79.0 million and scheduled quarterly principal payments totaling $63.7 million on the United States term loan. During the year ended December 31, 2013, the Company made prepayments of A$24.0 million (or $23.6 million at the average exchange rates during the periods in which paid) and scheduled quarterly principal payments totaling A$8.1 million (or $7.7 million at the average exchange rates during the periods in which paid) on the Australian term loan.
As of December 31, 2013, the Company had outstanding term loans of $1.4 billion in the United States with an interest rate of 1.92% and A$150.8 million in Australia (or $134.4 million at the exchange rate on December 31, 2013) with an interest rate of 4.40%. As of December 31, 2013, the Company had outstanding revolving credit facilities of $11.0 million in the United States with an interest rate of 1.92% and €3.6 million in Europe (or $4.9 million at the exchange rate on December 31, 2013) with an interest rate of 1.97%.
In addition to paying interest on any outstanding borrowings under the Credit Agreement, the Company is required to pay a commitment fee in respect of the unutilized portion of the commitments under the revolving credit facility. The commitment fee rate initially was 0.50% per annum through December 31, 2012 and will range from 0.25% to 0.50% depending upon the Company's total leverage ratio thereafter. The Company also pays customary letter of credit and agency fees.
The Credit Agreement also includes (a) a $45.0 million sub-limit for the issuance of standby letters of credit and (b) sub-limits for swingline loans including (i) up to $30.0 million under the United States revolving credit facility, (ii) up to $15.0 million under each of the Canadian revolving credit facility and the Australian revolving credit facility and (iii) up to $10.0 million under the Euro revolving credit facility.

The Credit Agreement contains a number of customary affirmative and negative covenants that, among other things, limit or prohibit the Company's ability, subject to certain exceptions, to incur additional indebtedness; create liens; make investments; pay dividends on capital stock or redeem, repurchase or retire capital stock; consolidate or merge or make acquisitions or dispose of assets; enter into sale and leaseback transactions; engage in any business unrelated to the business currently conducted by the Company; sell or issue capital stock of any of the Company's restricted subsidiaries; change its fiscal year; enter into certain agreements containing negative pledges and upstream limitations and engage in certain transactions with affiliates. Under the Credit Agreement, the Company may not have an interest coverage ratio less than 3.50 to 1.00 as of the last day of any fiscal quarter. In addition, the Company may not exceed specified maximum total leverage ratios as described in the following table:

Period	Maximum Total Leverage Ratio
Closing Date through September 30, 2013	4.75 to 1.00
October 1, 2013 through September 30, 2014	4.25 to 1.00
October 1, 2014 through September 30, 2015	3.75 to 1.00
October 1, 2015 and thereafter	3.50 to 1.00
As of December 31, 2013, the Company was in compliance with the covenants under the Credit Agreement. As of December 31, 2013, the Company's $425.0 million revolving credit facility consisted of $15.9 million of outstanding debt, subsidiary letters of credit guarantees of $3.1 million and $406.0 million of unused borrowing capacity. Subject to maintaining compliance with the covenants under the Credit Agreement, the $406.0 million of unused borrowing capacity as of December 31, 2013 is available for working capital, capital expenditures, permitted investments, permitted acquisitions, refinancing existing indebtedness and general corporate purposes.
On July 29, 2011, the Company entered into the Third Amended and Restated Revolving Credit and Term Loan Agreement (the Prior Credit Agreement), which replaced the Company's credit agreement then in effect. The Prior Credit Agreement had a borrowing capacity of $750.0 million and a maturity date of July 29, 2016. The Prior Credit Agreement included a $425.0 million revolving credit facility, a $200.0 million United States term loan, an A$92.2 million ($100.0 million at the July 29, 2011 exchange rate) Australian term loan and a C$23.6 million ($25.0 million at the July 29, 2011 exchange rate) Canadian term loan. In connection with the RailAmerica acquisition, on October 1, 2012, the Company repaid in full all outstanding loans, together with interest and all other amounts due under the Prior Credit Agreement. No penalties were due in connection with such repayments. In connection with the repayment of the Prior Credit Agreement, the Company wrote off $2.9 million of unamortized debt issuance costs and incurred $0.5 million of legal expenses in the year ended December 31, 2012.
Senior Notes
In 2005, the Company completed a private placement of $100.0 million of Series B senior notes and $25.0 million of Series C senior notes. The Series B senior notes bore interest at 5.36% and were due in July 2015. On October 1, 2012, the Company repaid the $100.0 million of outstanding Series B senior notes, along with an aggregate $12.6 million make-whole payment, with proceeds from the Credit Agreement. The Series C senior notes had a borrowing rate of three-month LIBOR plus 0.70% and were repaid in July 2012 through borrowings under the Prior Credit Agreement. In addition, the Company wrote off $0.3 million of unamortized debt issuance costs associated with the senior notes during the year ended December 31, 2012.

TEUs
On September 19, 2012, the Company issued 2,300,000 5.00% TEUs. Each TEU initially consisted of a prepaid stock purchase contract (Purchase Contract) and a senior amortizing note due October 1, 2015 (Amortizing Note) issued by the Company, which had an initial principal amount of $14.1023 per Amortizing Note. As of December 31, 2013, the Amortizing Notes had an aggregate principal amount of $21.9 million. On each January 1, April 1, July 1 and October 1, the Company is required to pay holders of Amortizing Notes equal quarterly installments of $1.25 per Amortizing Note (except for the January 1, 2013 installment payment, which was $1.4167 per Amortizing Note), which cash payments in the aggregate will be equivalent to a 5.00% cash payment per year with respect to each $100 stated amount of the TEUs. Each installment constitutes a payment of interest (at an annual rate of 4.50%) and a partial repayment of principal on the Amortizing Note. The Amortizing Notes have a scheduled final installment payment date of October 1, 2015. If the Company elects to settle the Purchase Contracts early, holders of the Amortizing Notes will have the right to require the Company to repurchase such holders' Amortizing Notes, except in certain circumstances as described in the indenture governing the Amortizing Notes.
Non-Interest Bearing Loan
In 2010, as part of the acquisition of FreightLink Pty Ltd, Asia Pacific Transport Pty Ltd and related corporate entities (FreightLink Acquisition), the Company assumed debt with a carrying value of A$1.8 million (or $1.7 million at the exchange rate on December 1, 2010), which represented the fair value of an A$50.0 million (or $48.2 million at the exchange rate on December 1, 2010) non-interest bearing loan due in 2054. As of December 31, 2013, the carrying value of the loan was A$2.3 million (or $2.0 million at the exchange rate on December 31, 2013) with a non-cash imputed interest rate of 8.0%.
Schedule of Future Payments Including Capital Leases
The following is a summary of the maturities of long-term debt, including capital leases, as of December 31, 2013 (dollars in thousands):

2014	$84,366
2015	106,022
2016	112,407
2017	1,320,643
2018	319
Thereafter (1)	44,759
Total	$1,668,516

(1)
Includes the A$50.0 million (or $44.6 million at the exchange rate on December 31, 2013) non-interest bearing loan due in 2054 assumed in the FreightLink Acquisition with a carrying value of A$2.3 million (or $2.0 million at the exchange rate on December 31, 2013).

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

The Company may designate derivatives as a hedge of a forecasted transaction or a hedge of the variability of the cash flows to be received or paid in the future related to a recognized asset or liability (cash flow hedge). The portion of the changes in the fair value of the derivative used as a cash flow hedge that is offset by changes in the expected cash flows related to a recognized asset or liability (the effective portion) is recorded in other comprehensive income. As the hedged item is realized, the gain or loss included in accumulated other comprehensive income is reported in the consolidated statements of operations on the same line item as the hedged item. The portion of the changes in the fair value of derivatives used as cash flow hedges that is not offset by changes in the expected cash flows related to a recognized asset or liability (the ineffective portion) is immediately recognized in earnings on the same line item as the hedged item.
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

On November 9, 2012, the Company entered into multiple 10-year forward starting interest rate swap agreements to manage the exposure to changes in interest rates on the Company's variable rate debt. On the date of the hedge designation, September 30, 2016, it is probable that the Company will either issue $300.0 million of fixed-rate debt or have $300.0 million of variable-rate debt under the Company's commercial banking lines. The forward starting interest swap agreements are expected to settle in cash on September 30, 2016. The Company expects any gains or losses on settlement will be amortized over the life of the respective swaps.
The following table summarizes the Company's interest rate swap agreements that expired during 2013 (dollars in thousands):

		Notional Amount
Effective Date	Expiration Date	Date	Amount	Paid Fixed Rate	Receive Variable Rate
10/6/2008	9/30/2013	10/6/2008	$120,000	3.88%	1-month LIBOR
10/4/2012	9/30/2013	10/4/2012	$1,450,000	0.25%	1-month LIBOR
		1/1/2013	$1,350,000	0.25%	1-month LIBOR
		4/1/2013	$1,300,000	0.25%	1-month LIBOR
		7/1/2013	$1,250,000	0.25%	1-month LIBOR
The fair value of the interest rate swap agreements were estimated based on Level 2 inputs. The Company’s effectiveness testing during the year ended December 31, 2013 resulted in no amount of gain or loss reclassified from accumulated other comprehensive income/(loss) into earnings due to ineffectiveness. During the year ended December 31, 2013, $4.1 million of net losses were realized and recorded as interest expense in the consolidated statement of operations. Based on the Company's fair value assumptions as of December 31, 2013, it expects to realize $1.6 million of net losses that are reported in accumulated other comprehensive income into earnings within the next 12 months. See Note 16, Accumulated Other Comprehensive Income, for additional information regarding the Company's cash flow hedges.
Foreign Currency Exchange Rate Risk
As of December 31, 2013, $142.1 million of third-party debt related to the Company’s foreign operations was denominated in the currencies in which its subsidiaries operate, including the Australian dollar, Canadian dollar and Euro. The debt service obligations associated with this foreign currency debt are generally funded directly from those operations. As a result, foreign currency risk related to this portion of the Company’s debt service payments is limited. However, in the event the foreign currency debt service is not paid from the Company's foreign operations, the Company may face exchange rate risk if the Australian or Canadian dollar or Euro were to appreciate relative to the United States dollar and require higher United States dollar equivalent cash.
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

To mitigate the foreign currency exchange rate risk related to a non-functional currency intercompany loan between the United States and Australian entities, the Company entered into an Australian dollar/United States dollar floating to floating cross-currency swap agreement (the Swap), effective as of December 1, 2010, which effectively converted the A$105.0 million intercompany loan receivable in the United States into a $100.6 million loan receivable. As a result of the quarterly net settlement payments associated with this swap, the Company realized a net expense of $4.4 million within interest (expense)/income for the year ended December 31, 2012. In addition, the Company recognized $0.6 million within other income, net related to the settlement of the derivative agreement and the underlying intercompany debt instrument to the exchange rate for the year ended December 31, 2012. The Swap expired on December 1, 2012 and was settled for $9.1 million.
On November 29, 2012, simultaneous with the termination of the previous swap, the Company entered into two new 2-year Australian dollar/United States dollar floating to floating cross-currency swap agreements (the Swaps), effective December 3, 2012. These agreements expire on December 1, 2014. The Swaps effectively convert the A$105.0 million intercompany loan receivable in the United States into a $109.6 million loan receivable. The Swaps require the Company to pay Australian dollar BBSW plus 3.25% based on a notional amount of A$105.0 million and allow the Company to receive United States LIBOR plus 2.82% based on a notional amount of $109.6 million on a quarterly basis. BBSW is the wholesale interbank reference rate within Australia, which we believe is generally considered the Australian equivalent to LIBOR. As a result of these quarterly net settlement payments, the Company realized a net expense of $2.7 million within interest (expense)/income for the year ended December 31, 2013. In addition, the Company recognized $0.4 million within other income, net related to the settlement of the derivative agreement and the underlying intercompany debt instrument to the exchange rate for the year ended December 31, 2013.
Contingent Forward Sale Contract
In conjunction with the Company's announcement on July 23, 2012 of its plan to acquire RailAmerica, the Company entered into the Investment Agreement with Carlyle in order to partially fund the acquisition of RailAmerica. Pursuant to the Investment Agreement, Carlyle agreed to purchase a minimum of $350.0 million of Series A-1 Preferred Stock, which Series A-1 Preferred Stock was convertible into the Company's Class A common stock in certain circumstances. The conversion price of the Series A-1 Preferred Stock was set at approximately $58.49, which was a 4.5% premium to the Company's stock price on the trading day prior to the announcement of the RailAmerica acquisition. For the period between July 23, 2012 and September 30, 2012, this instrument was accounted for as a contingent forward sale contract with mark-to-market non-cash income or expense included in the Company's consolidated financial results and the cumulative effect represented as an asset or liability. The closing price of the Company's Class A common stock was $66.86 on September 28, 2012, which was the last trading day prior to issuing the Series A-1 Preferred Stock, and, accordingly, the Company recorded a $50.1 million non-cash mark-to-market expense related to the Investment Agreement for the year ended December 31, 2012. As discussed in Note 4, Earnings Per Common Share, the Company converted the Series A-1 Preferred Stock into Class A common stock on February 13, 2013.

The Company's derivative instruments are subject to master netting arrangements between the Company and the respective counterparty. The Company presents its derivative instruments on a gross basis. As of December 31, 2013 and 2012, the differences between the gross values and net values under such master netting arrangements were not significant. The following table summarizes the fair value of derivative instruments recorded in the consolidated balance sheets as of December 31, 2013 and 2012 (dollars in thousands):

		Fair Value
	Balance Sheet Location	2013	2012
Asset Derivatives:
Derivatives designated as hedges:
Interest rate swap agreements	Other assets, net	$36,987	$4,227
Derivatives not designated as hedges:
Cross-currency swap agreements	Prepaid expenses and other	$16,056	$255
Liability Derivatives:
Derivatives designated as hedges:
Interest rate swap agreements	Accrued expenses	$1,601	$3,777
Interest rate swap agreements	Other long-term liabilities	838	882
Total derivatives designated as hedges		$2,439	$4,659
Derivatives not designated as hedges:
Cross-currency swap agreements	Other long-term liabilities	$—	$143

The following table shows the effect of the Company’s derivative instrument designated as a cash flow hedge for the years ended December 31, 2013, 2012 and 2011 in other comprehensive income/(loss) (OCI) (dollars in thousands):

	Total Cash Flow Hedge OCI Activity, Net of Tax
	2013	2012	2011
Derivatives Designated as Cash Flow Hedges:
Effective portion of changes in fair value recognized in OCI:
Interest rate swap agreement	$20,988	$4,053	$1,334
The following table shows the effect of the Company’s derivative instruments not designated as hedges for the years ended December 31, 2013, 2012 and 2011 in the consolidated statements of operations (dollars in thousands):

		Amount Recognized in Earnings
	Location of Amount Recognized in Earnings	2013	2012	2011
Derivative Instruments Not Designated as Hedges:
Cross-currency swap agreements	Interest (expense)/income	$(2,696)	$(4,638)	$(5,935)
Cross-currency swap agreements	Other income, net	427	303	246
Contingent forward sale contract	Contingent forward sale contract mark-to-market expense	—	(50,106)	—
		$(2,269)	$(54,441)	$(5,689)

11. FAIR VALUE OF FINANCIAL INSTRUMENTS:
The following methods and assumptions were used to estimate the fair value of each class of financial instrument held by the Company:

•
Financial Instruments Carried at Fair Value: Derivative instruments are recorded on the consolidated balance sheet as either assets or liabilities measured at fair value. As of December 31, 2013, the Company’s derivative financial instruments consisted of interest rate swap agreements and cross-currency swap agreements. The Company estimated the fair value of its interest rate swap agreements based on Level 2 valuation inputs, including fixed interest rates, LIBOR implied forward interest rates and the remaining time to maturity. The Company estimated the fair value of its cross-currency swap agreements based on Level 2 valuation inputs, including LIBOR implied forward interest rates, AUD BBSW implied forward interest rates and the remaining time to maturity.

•
Financial Instruments Carried at Historical Cost: Since the Company’s long-term debt is not actively traded, fair value was estimated using a discounted cash flow analysis based on Level 2 valuation inputs, including borrowing rates the Company believes are currently available to it for loans with similar terms and maturities.

The following table presents the Company’s financial instruments that are carried at fair value using Level 2 inputs at December 31, 2013 and 2012 (dollars in thousands):

	2013	2012
Financial instruments carried at fair value using Level 2 inputs:
Interest rate swap agreements	$36,987	$4,227
Cross-currency swap agreements	16,056	255
Total financial assets carried at fair value	$53,043	$4,482
Interest rate swap agreements	$2,439	$4,659
Cross-currency swap agreements	—	143
Total financial liabilities carried at fair value	$2,439	$4,802

The following table presents the carrying value and fair value using Level 2 inputs of the Company’s financial instruments carried at historical cost at December 31, 2013 and 2012 (dollars in thousands):

	2013		2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities carried at historical cost:
Revolving credit facility	$15,949	$15,956	$25,153	$25,222
United States term loan	1,433,414	1,429,204	1,576,100	1,562,385
Canadian term loan	—	—	14,446	14,353
Australia term loan	134,436	135,491	190,100	191,057
Amortizing Notes component of TEUs	21,878	21,698	32,435	31,484
Other debt	19,035	18,996	19,901	19,759
Total	$1,624,712	$1,621,345	$1,858,135	$1,844,260
12. EMPLOYEE BENEFIT PROGRAMS:
Employee Bonus Programs
The Company has performance-based bonus programs that include a majority of non-union employees. Approximately $17.7 million, $14.2 million and $10.7 million were awarded under the various performance-based bonus plans in the years ended December 31, 2013, 2012 and 2011, respectively.

Defined Contribution Plans
Under the Genesee & Wyoming Inc. 401(k) Savings Plan, the Company matches participants’ contributions up to 4% of the participants’ salary on a pre-tax basis. Under the RailAmerica Employees' 401(k) Savings Plan, which remained in effect in 2013 for legacy RailAmerica employees that were employees of the Company during 2013, the Company made contributions to their plan at a rate of 50% of the employees’ contribution up to $2,500 for Railroad Retirement employees and up to $5,000 for employees covered under the Federal Insurance Contributions Act. The Company’s contributions to the plans in total for the years ended December 31, 2013, 2012 and 2011 were $3.8 million, $1.8 million and $1.7 million, respectively. The Company's contribution for the year ended December 31, 2012 does not include contributions made by RailAmerica to its 401(k) plan during the period while the shares of RailAmerica were held in a voting trust.
The Company’s Canadian subsidiaries administer three different retirement benefit plans. The plans qualify under Section 146 of the federal and provincial income tax law and are Registered Retirement Savings Plans (RRSP). Under each plan, employees may elect to contribute a certain percentage of their salary on a pre-tax basis. Under one plan, the Company matches 6% of gross salary up to a maximum of C$3,500 (or $3,295 at the December 31, 2013 exchange rate). Under the other two plans, the Company matches the employee’s contribution up to a maximum of 5% of gross salary. Company contributions to the plans in the years ended December 31, 2013, 2012 and 2011, were $1.3 million, $0.7 million and $0.6 million, respectively. The Company's contribution for the year ended December 31, 2012 does not include contributions made by RailAmerica to its retirement benefit plan during the period while the shares of RailAmerica were held in a voting trust.
The Company’s Australian subsidiary administers a statutory retirement benefit plan. The Company was required to contribute the equivalent of 9.25%, 9.00% and 9.00% of an employee’s base salary into a registered superannuation fund in each of the years ended December 31, 2013, 2012 and 2011, respectively. Employees may elect to make additional contributions either before or after tax. Company contributions were $4.4 million, $4.1 million and $2.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Defined Benefit Plans
The Company administers three United States noncontributory defined benefit plans for union and non-union employees and one Canadian noncontributory defined benefit plan. Benefits are determined based on a fixed amount per year of credited service. The Company’s funding policy requires contributions for pension benefits based on actuarial computations which reflect the long-term nature of the plans. The Company has met the minimum funding requirements according to the United States Employee Retirement Income Security Act (ERISA) and Canada's Pension Benefits Standards Act. As of December 31, 2013, there were approximately 253 employees participating under these plans. As of December 31, 2013, the Company’s consolidated balance sheet included a $3.9 million pension liability and a $0.4 million loss in accumulated other comprehensive income related to these plans.
The Company administers two plans which provide health care and life insurance benefits for certain retired employees in the United States. The Company funds the plans on a pay-as-you-go basis. As of December 31, 2013, there were approximately 69 employees participating under these plans. As of December 31, 2013, the Company’s consolidated balance sheet included a $7.0 million postretirement benefit liability and $0.6 million in accumulated other comprehensive income related to these plans.

13. INCOME TAXES:
Included in the Company's net income for the year ended December 31, 2013 was a $25.9 million benefit associated with the extension of the United States Short Line Tax Credit for fiscal year 2013 and a $41.0 million benefit associated with the retroactive extension of the United States Short Line Tax Credit for fiscal year 2012. Since the extension became law in 2013, the 2012 impact was recorded in the first quarter of 2013. The Company's provision for income taxes was $87.2 million for the year ended December 31, 2013, which represented 27.4% of income before income taxes and income from equity investment excluding the retroactive benefit. Included in the Company's income before income taxes and income from equity investment for the year ended December 31, 2012 was a $50.1 million mark-to-market expense associated with a contingent forward sale contract, which is a non-deductible expense for income tax purposes. See Note 10, Derivative Financial Instruments, for further details on the contingent forward sale contract. As a result, the Company's provision for income taxes was $46.4 million for the year ended December 31, 2012, which represents 34.8% of income before income taxes and income from equity investment other than the mark-to-market expense. The decrease in the effective income tax rate for the year ended December 31, 2013 as compared with the year ended December 31, 2012 was primarily attributable to the renewal of the United States Short Line Tax Credit through December 31, 2013.
The components of income before income taxes and income from equity investment for the years ended December 31, 2013, 2012 and 2011 were as follows (dollars in thousands):

	2013	2012	2011
United States	$211,889	$5,598	$98,041
Foreign	106,498	77,680	59,974
Total	$318,387	$83,278	$158,015
The Company files a consolidated United States federal income tax return that includes all of its United States subsidiaries. Each of the Company’s foreign subsidiaries files appropriate income tax returns in its respective country. No provision is made for the United States income taxes applicable to the undistributed earnings of controlled foreign subsidiaries as it is the intention of management to fully utilize those earnings in the operations of foreign subsidiaries. If the earnings were to be distributed in the future, those distributions may be subject to United States income taxes (appropriately reduced by available foreign tax credits) and withholding taxes payable to various foreign countries, however, the amount of the tax and credits is not practically determinable. The amount of undistributed earnings of the Company’s controlled foreign subsidiaries as of December 31, 2013 was $268.9 million.
The components of the provision for income taxes for the years ended December 31, 2013, 2012 and 2011 were as follows (dollars in thousands):

	2013	2012	2011
United States:
Current
Federal	$6,571	$3,582	$5,652
State	6,031	3,752	3,686
Deferred
Federal	62	17,382	12,578
State	4,890	906	1,535
	17,554	25,622	23,451
Foreign:
Current	22,697	9,907	6,488
Deferred	6,045	10,873	8,592
	28,742	20,780	15,080
Total	$46,296	$46,402	$38,531

The provision for income taxes differs from that which would be computed by applying the statutory United States federal income tax rate to income before taxes. The following is a summary of the effective tax rate reconciliation for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Tax provision at statutory rate	35.0%	35.0%	35.0%
Effect of acquisitions/divestitures	—%	24.8%	(3.1)%
Effect of foreign operations	(2.1)%	(7.7)%	(2.9)%
State income taxes, net of federal income tax benefit	2.2%	3.8%	2.3%
Benefit of track maintenance credit	(21.0)%	—%	(6.5)%
Other, net	0.4%	(0.3)%	(0.4)%
Effective income tax rate	14.5%	55.6%	24.4%
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
Deferred income taxes reflect the effect of temporary differences between the book and tax basis of assets and liabilities as well as available income tax credit and capital and net operating loss carryforwards. The components of net deferred income taxes as of December 31, 2013 and 2012 were as follows (dollars in thousands):

	2013	2012
Deferred tax assets:
Accruals and reserves not deducted for tax purposes until paid	$20,183	$15,824
Net operating loss carryforwards	14,577	52,863
Nonshareholder contributions	3,185	4,799
Deferred compensation	2,974	2,175
Postretirement benefits	811	2,328
Share-based compensation	6,348	11,328
Foreign tax credit	1,964	1,964
Track maintenance credit	221,278	129,486
Alternative minimum tax credit	1,592	1,356
Other	119	451
	273,031	222,574
Valuation allowance	(12,194)	(8,613)
Deferred tax liabilities:
Interest rate swaps	(13,985)	7
Property basis difference	(1,029,492)	(1,003,990)
Other	(1,884)	(1,843)
Net deferred tax liabilities	$(784,524)	$(791,865)

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

As of December 31, 2013, the Company had United States net operating loss carryforwards in various state jurisdictions that totaled approximately $364.2 million and United States track maintenance credit carryforwards of $221.3 million. Some of the Company's net operating loss and credit carryforwards are subject to Section 382 limitations of the Internal Revenue Code (Section 382). Section 382 imposes limitations on a corporation's ability to utilize its net operating losses and credits if it experiences an “ownership change.” In general terms, an ownership change results from transactions increasing the ownership of certain existing stockholders or new stockholders in the stock of a corporation by more than 50% during a three year testing period. Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be increased to reflect both recognized and deemed recognized “built-in gains” that occur during the sixty-month period after the ownership change. The state net operating losses exist in different states and expire between 2014 and 2033. The United States track maintenance credits expire between 2025 and 2033.
As of December 31, 2012, the Company had track maintenance credit carryforwards of $129.5 million. The 2012 tax credit carryforwards will expire between 2025 and 2032.
The Company maintains a valuation allowance on foreign tax credits and state net operating losses for which, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. It is management's belief that it is more likely than not that a portion of the deferred tax assets will not be realized.
A reconciliation of the beginning and ending amount of the Company's valuation allowance is as follows (dollars in thousands):

2013
Balance at beginning of year	$8,613
Increase for state net operating losses	1,617
Increase for foreign tax credits	1,964
Balance at end of year	$12,194
A reconciliation of the beginning and ending amount of the Company’s liability for uncertain tax positions is as follows (dollars in thousands):

	2013	2012	2011
Balance at beginning of year	$3,155	$—	$—
Increase for acquired subsidiary	—	3,370	—
Reductions for tax positions of prior years	—	(215)	—
Balance at end of year	$3,155	$3,155	$—
At December 31, 2013 and 2012, there was $3.2 million of unrecognized tax benefits that if recognized would affect the annual effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in its provision for income taxes.
As of December 31, 2013, the following tax years remain open to examination by the major taxing jurisdictions to which the Company is subject:

	Open Tax Years
Jurisdiction	From		To
United States	2001	-	2013
Australia	2009	-	2013
Canada	2009	-	2013
Mexico	2008	-	2013
Netherlands	2012	-	2013
Belgium	2013	-	2013

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
15. STOCK-BASED COMPENSATION PLANS:
In May 2011, the Company's shareholders approved a 2,500,000 share increase in the number of shares of Class A common stock for awards which may be granted under the Omnibus Plan. As a result, the Omnibus Plan allows for the issuance of up to 6,187,500 shares of Class A common stock for awards, which include stock options, restricted stock, restricted stock units and any other form of award established by the Compensation Committee, in each case consistent with the plan’s purpose. Stock-based awards generally have three-year requisite service periods and five year contractual terms. Any shares of common stock available for issuance under the predecessor plans (Amended and Restated 1996 Stock Option Plan, Stock Option Plan for Directors and Deferred Stock Plan for Non-Employee Directors) as of May 12, 2004, plus any shares underlying awards that expire, are terminated or are canceled, are deemed available for issuance or reissuance under the Omnibus Plan. In total, at December 31, 2013, there remained 2,174,314 shares of Class A common stock available for future issuance under the Omnibus Plan.
A summary of option activity under the Omnibus Plan as of December 31, 2013 and changes during the year then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of year	1,105,411	$42.61
Granted	199,209	90.30
Exercised	(319,732)	35.88
Expired	(521)	39.08
Forfeited	(15,035)	63.19
Outstanding at end of year	969,332	$54.32	2.5	$40,458
Vested or expected to vest at end of year	967,559	$54.26	2.5	$40,440
Exercisable at end of year	569,450	$40.17	1.6	$31,822
The weighted average grant date fair value of options granted during the years ended December 31, 2013, 2012 and 2011 was $22.16, $16.25 and $15.76, respectively. The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $17.6 million, $17.3 million and $14.9 million, respectively.
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

The following weighted average assumptions were used to estimate the grant date fair value of options granted during the years ended December 31, 2013, 2012 and 2011 using the Black-Scholes option pricing model:

	2013	2012	2011
Risk-free interest rate	0.89%	0.52%	1.05%
Expected dividend yield	0%	0%	0%
Expected term (in years)	4.0	4.0	3.9
Expected volatility	29%	33%	35%
As required under the RailAmerica acquisition agreement, on October 1, 2012, the Company converted approximately 432,000 RailAmerica restricted stock awards and 775,000 RailAmerica restricted stock unit awards into approximately 180,000 and 322,000 G&W restricted stock awards and restricted stock unit awards, respectively, at a ratio of 0.4151 based upon the acquisition cash purchase price of $27.50 per share and the Company's average 10-day closing stock price prior to the RailAmerica acquisition closing date of $66.26 per share.
The Company determines fair value of its restricted stock and restricted stock units based on the closing stock price on the date of grant.
The following table summarizes the Company’s non-vested restricted stock outstanding as of December 31, 2013 and changes during the year then ended:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of year	270,724	$59.54
Granted	55,019	90.12
Vested	(191,910)	59.05
Forfeited	(7,169)	64.88
Non-vested at end of year	126,664	$73.25
The weighted average grant date fair value of restricted stock granted during the years ended December 31, 2013, 2012 and 2011 was $90.12, $65.70 and $56.03, respectively. The total fair value of restricted stock that vested during the years ended December 31, 2013, 2012 and 2011 was $11.3 million, $7.8 million and $4.4 million, respectively.
The following table summarizes the Company’s non-vested restricted stock units outstanding as of December 31, 2013 and changes during the year then ended:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of year	294,635	$66.86
Granted	27,857	89.44
Vested	(213,003)	66.97
Forfeited	(16,247)	70.24
Non-vested at end of year	93,242	$72.78
The weighted average grant date fair value of restricted stock units granted during the years ended December 31, 2013, 2012 and 2011 was $89.44, $67.43 and $56.17, respectively. The total fair value of restricted stock units that vested during the years ended December 31, 2013, 2012 and 2011 was $14.3 million, $3.4 million and $0.3 million, respectively.
For the year ended December 31, 2013, compensation cost from equity awards was $11.7 million. The Company also recorded an additional $5.1 million of costs from the acceleration of equity awards for terminated RailAmerica employees. Total compensation costs related to non-vested awards not yet recognized was $14.6 million as of December 31, 2013, which will be recognized over the next 3 years with a weighted average period of 1.3 years. The total income tax benefit recognized in the consolidated statement of operations for equity awards was $5.3 million for the year ended December 31, 2013.

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
The total income tax benefit realized from the exercise of equity awards was $17.7 million, $10.9 million and $5.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.
The Company has reserved 1,265,625 shares of Class A common stock that the Company may sell to its full-time employees under its Employee Stock Purchase Plan (ESPP) at 90% of the stock’s market price on the date of purchase. At December 31, 2013, 197,375 shares had been purchased under this plan. The Company recorded compensation expense for the 10% purchase discount of approximately $0.1 million in each of the years ended December 31, 2013, 2012 and 2011.
16. ACCUMULATED OTHER COMPREHENSIVE INCOME:
The following table sets forth accumulated other comprehensive income included in the consolidated balance sheets as of December 31, 2013 and 2012, respectively (dollars in thousands):

	Cumulative Foreign Currency Translation Adjustment	Defined Benefit Plans	Net Unrealized Gain/(Loss) on Cash Flow Hedges		Accumulated Other Comprehensive Income/(Loss)
Balance, December 31, 2011	$42,394	$(20)	$(4,479)		$37,895
Other comprehensive income/(loss) before reclassifications	5,451	(128)	6,595		11,918
Amounts reclassified from accumulated other comprehensive income, net of tax benefit of $1,695	—	—	(2,542)	(a)	(2,542)
Change in 2012	5,451	(128)	4,053		9,376
Balance, December 31, 2012	$47,845	$(148)	$(426)		$47,271
Other comprehensive (loss)/income before reclassifications	(62,532)	362	23,443		(38,727)
Amounts reclassified from accumulated other comprehensive income, net of tax benefit of $1,637	—	—	(2,455)	(a)	(2,455)
Change in 2013	(62,532)	362	20,988		(41,182)
Balance, December 31, 2013	$(14,687)	$214	$20,562		$6,089
(a) Included in interest expense on the consolidated statements of operations.
The foreign currency translation adjustments for the years ended December 31, 2013, 2012 and 2011 related primarily to the Company’s operations with functional currencies of the Australian dollar and Canadian dollar.
17. SUPPLEMENTAL CASH FLOW INFORMATION:
Interest and Taxes Paid
The following table sets forth the cash paid for interest and income taxes for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	2013	2012	2011
Interest paid, net	$57,206	$57,012	$36,291
Income taxes	$14,522	$11,187	$19,585

Significant Non-Cash Investing and Financing Activities
The Company had outstanding receivables from outside parties for the funding of capital expenditures of $33.0 million, $25.0 million and $20.8 million as of December 31, 2013, 2012 and 2011, respectively. At December 31, 2013, 2012 and 2011, $40.1 million, $22.6 million and $17.6 million, respectively, of purchases of property and equipment had not been paid and, accordingly, were accrued in accounts payable in the normal course of business.
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
The Company acquired RailAmerica on October 1, 2012. However, the shares of RailAmerica were held in a voting trust while the STB considered the Company's control application, which application was approved with an effective date of December 28, 2012. Accordingly, the Company accounted for the earnings of RailAmerica using the equity method of accounting while the shares were held in the voting trust and the Company's determination of fair values of the acquired assets and assumed liabilities were included in its consolidated balance sheets since December 28, 2012 and included within the Company's North American & European Operations segment.

The following tables set forth the Company's North American & European Operations and Australian Operations for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	December 31, 2013
	North American & European Operations	Australian Operations	Total Operations
Operating revenues	$1,243,847	$325,164	$1,569,011
Income from operations	$284,122	$96,066	$380,188
Depreciation and amortization	$114,542	$27,102	$141,644
Interest expense	$52,740	$15,154	$67,894
Interest income	$3,631	$340	$3,971
Provision for income taxes	$24,038	$22,258	$46,296
Expenditures for additions to property & equipment, net of grants from outside parties	$163,545	$51,860	$215,405

	December 31, 2012
	North American & European Operations	Australian Operations	Total Operations
Operating revenues	$585,893	$289,023	$874,916
Income from operations	$115,387	$74,935	$190,322
Depreciation and amortization	$50,156	$23,249	$73,405
Interest expense	$45,996	$16,849	$62,845
Interest income	$3,219	$506	$3,725
Contingent forward sale contract mark-to-market expense	$50,106	$—	$50,106
Provision for income taxes	$28,451	$17,951	$46,402
Income from equity investment in RailAmerica, net	$15,557	$—	$15,557
Expenditures for additions to property & equipment, net of grants from outside parties	$69,636	$122,426	$192,062

	December 31, 2011
	North American & European Operations	Australian Operations	Total Operations
Operating revenues	$557,621	$271,475	$829,096
Income from operations	$129,646	$62,133	$191,779
Depreciation and amortization	$47,218	$19,263	$66,481
Interest expense	$23,171	$15,446	$38,617
Interest income	$2,950	$293	$3,243
Provision for income taxes	$26,181	$12,350	$38,531
Expenditures for additions to property & equipment, net of grants from outside parties	$59,383	$96,643	$156,026
The following table sets forth the property and equipment recorded in the consolidated balance sheets as of December 31, 2013 and 2012 (dollars in thousands):

	December 31, 2013			December 31, 2012
	North American & European Operations	Australian Operations	Total Operations	North American & European Operations	Australian Operations	Total Operations
Property & equipment, net	$2,883,452	$557,292	$3,440,744	$2,766,693	$629,602	$3,396,295

Geographic Area Information
Operating revenues for each geographic area for the years ended December 31, 2013, 2012 and 2011 were as follows (dollars in thousands):

	2013		2012		2011
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Operating revenues:
United States	$1,083,773	69.1%	$489,157	55.9%	$478,511	57.7%
Non-United States:
Australia	$325,164	20.7%	$289,023	33.0%	$271,475	32.7%
Canada	145,399	9.3%	81,948	9.4%	64,155	7.8%
Europe	14,675	0.9%	14,788	1.7%	14,955	1.8%
Total Non-United States	$485,238	30.9%	$385,759	44.1%	$350,585	42.3%
Total operating revenues	$1,569,011	100.0%	$874,916	100.0%	$829,096	100.0%
Property and equipment for each geographic area as of December 31, 2013 and 2012 were as follows (dollars in thousands):

	2013		2012
	Amount	% of Total	Amount	% of Total
Property and equipment located in:
United States	$2,602,640	75.7%	$2,487,782	73.2%
Non-United States:
Australia	$557,292	16.2%	$629,602	18.5%
Canada	265,933	7.7%	263,828	7.8%
Europe	14,879	0.4%	15,083	0.5%
Total Non-United States	$838,104	24.3%	$908,513	26.8%
Total property and equipment, net	$3,440,744	100.0%	$3,396,295	100.0%

19. QUARTERLY FINANCIAL DATA (unaudited):
The following table sets forth the Company's quarterly results for the years ended December 31, 2013 and 2012 (dollars in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
Operating revenues	$375,208	$400,741	$401,388	$391,674
Income from operations	$76,200	$107,417	$101,741	$94,830
Net income	$82,728	$65,050	$66,225	$58,088
Diluted earnings per common share attributable to Genesee & Wyoming Inc. common stockholders	$1.46	$1.14	$1.16	$1.03

2012
Operating revenues	$207,436	$217,419	$222,745	$227,316
Income from operations	$41,314	$62,473	$52,875	$33,660
Net income/(loss)	$22,241	$36,363	$(19,567)	$13,396
Diluted earnings/(loss) per common share attributable to Genesee & Wyoming Inc. common stockholders	$0.52	$0.84	$(0.47)	$0.18

The quarters shown were affected by the items below:
The first quarter of 2013 included (i) $41.0 million after-tax benefit, related to the retroactive extension of the United States Short Line Tax Credit for fiscal year 2012, (ii) $1.3 million after-tax gain on sale of assets, (iii) $8.0 million after-tax RailAmerica integration costs and (iv) $0.5 million after-tax business development and financing costs.
The second quarter of 2013 included (i) $0.7 million after-tax gain on sale of assets, (ii) $0.7 million after-tax RailAmerica integration and acquisition-related costs and (iii) $0.2 million after-tax business development costs.
The third quarter of 2013 included (i) $0.5 million after-tax gain on sale of assets, (ii) $1.3 million after-tax RailAmerica integration and acquisition-related costs and (iii) $1.3 million after-tax adjustment to depreciation and amortization expense as a result of finalizing the determination of fair values of the assets and liabilities acquired from RailAmerica.
The fourth quarter of 2013 included (i) $0.8 million after-tax gain on sale of assets, (ii) $2.0 million after-tax valuation allowance on foreign tax credits generated in prior years, (iii) $0.7 million after-tax business development and financing costs and (iv) $0.6 million after-tax RailAmerica integration and acquisition-related costs.
The first quarter of 2012 included (i) $0.8 million after-tax gain on sale of assets and (ii) $0.2 million after-tax business development costs.
The second quarter of 2012 included (i) $5.2 million after-tax gain on sale of assets, (ii) $0.5 million after-tax RailAmerica acquisition-related costs and (iii) $0.4 million after-tax business development costs.
The third quarter of 2012 included (i) $2.0 million after-tax gain on sale of assets, (ii) $50.1 million after-tax non-cash contingent forward sale contract mark-to-market expense, (iii) $3.1 million after-tax RailAmerica acquisition-related costs and (iv) $0.4 million after-tax business development costs.
The fourth quarter of 2012 included (i) $0.6 million after-tax gain on sale of assets, (ii) $17.7 million after-tax RailAmerica integration and acquisition-related costs, (iii) $9.8 million after-tax business development and financing costs, (iv) $3.5 million of acquisition and integration costs incurred by RailAmerica and (v) $0.8 million after-tax contract termination expense in Australia.
20. RECENTLY ISSUED ACCOUNTING STANDARDS:
In December 2011, the FASB issued Accounting Standards Update (ASU) 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, which requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position. In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which narrows the scope of the disclosure requirements to derivatives, securities borrowings and securities lending transactions that are either offset or subject to a master netting arrangement. This guidance is effective for and was adopted by the Company in the first quarter of 2013 and required additional disclosures, but otherwise did not have a material impact on the Company's consolidated financial statements.
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

In July 2013, the FASB issued ASU 2013-10, Derivative and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes, which permits the Fed Funds Effective Swap Rate (OIS) to be used as a United States benchmark interest rate for hedge accounting purposes, in addition to Treasury obligations of the United States government (UST) and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this guidance did not have an impact on the Company as of and for the year ended December 31, 2013 but may impact the Company's evaluation of future risk management instruments.
In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which clarifies when an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and early adoption is permitted. The Company early adopted this guidance effective July 2013. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.
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
In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment Upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, which provides clarification of when to release the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. This guidance will be effective for annual reporting periods beginning on or after December 15, 2013, and the interim periods within those annual periods. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements, but it will have an impact on the accounting in the event of future sales of investments or changes in control of foreign entities.
In January 2014, the FASB issued ASU 2014-05, Service Concession Arrangements (Topic 853), which specifies that an operating entity should not account for a service concession arrangement within the scope of this ASU as a lease in accordance with Topic 840, Leases. This guidance will be effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014, and should be applied on a modified retrospective basis. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
21. SUBSEQUENT EVENT:
On January 2, 2014, the Company and Canadian Pacific (CP) jointly announced their entry into an agreement pursuant to which the Company will purchase the assets comprising the western end of CP's Dakota, Minnesota & Eastern Railroad (DM&E) line for a cash purchase price of approximately $210 million, subject to certain adjustments including the purchase of materials and supplies, equipment and vehicles. The Company intends to fund the acquisition with borrowings under its existing Credit Agreement.

The asset acquisition is expected to close by mid-2014, subject to approval of the STB and the satisfaction of other customary closing conditions. Upon closing, the Company's new railroad will be named Rapid City, Pierre & Eastern Railroad (RCP&E). The Company expects to hire approximately 180 employees to staff the new railroad and anticipates these employees will come primarily from those currently working on the rail line. The western end encompasses approximately 670 miles of CP's current operations between Tracy, Minnesota and Rapid City, South Dakota; north of Rapid City to Colony, Wyoming; south of Rapid City to Dakota Junction, Nebraska; and connecting branch lines as well as trackage from Dakota Junction to Crawford, Nebraska, currently leased to the Nebraska Northwestern Railroad (NNW).

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
From time to time, the Company is a defendant in certain lawsuits resulting from its operations in the ordinary course. Management believes there are adequate provisions in the financial statements for any probable liabilities that may result from disposition of the pending lawsuits. Based upon currently available information, the Company does not believe it is reasonably possible that any such lawsuit or related lawsuits would be material to the Company's operating results or have a material adverse effect on the Company's financial position or liquidity.
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