Form 10-Q
period 2014-03-31
GENESEE & WYOMING INC
filed 2014-05-09
CIK 1012620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-Q
________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO
Shares of common stock outstanding as of the close of business on May 1, 2014:

Class	Number of Shares Outstanding
Class A Common Stock	52,083,261
Class B Common Stock	1,608,989

Unless the context otherwise requires, when used in this Quarterly Report on Form 10-Q, the terms “Genesee & Wyoming,” “G&W,” the “Company,” “we,” “our” and “us” refer to Genesee & Wyoming Inc. and its subsidiaries. All references to currency amounts included in this Quarterly Report on Form 10-Q, including the financial statements, are in United States dollars unless specifically noted otherwise.

Forward-Looking Statements
This report and other documents referred to in this report contain forward-looking statements regarding future events and the future performance of Genesee & Wyoming Inc. that are based on current expectations, estimates and projections about our industry, our business and our performance, management’s beliefs and assumptions made by management. Words such as “anticipates,” “intends,” “plans,” “believes,” “should,” “seeks,” “expects,” “estimates,” “trends,” “outlook,” variations of these words and similar expressions are intended to identify these forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast, including the following risks: risks related to the operation of our railroads; severe weather conditions and other natural occurrences, which could result in shutdowns, derailments or other substantial disruption of operations; consummation and integration of acquisitions; economic, political and industry conditions (including employee strikes or work stoppages); customer demand and changes in our operations, retention and contract continuation; legislative and regulatory developments, including changes in environmental and other laws and regulations to which we are subject; increased competition in relevant markets; funding needs and financing sources, including our ability to obtain government funding for capital projects; international complexities of operations, currency fluctuations, finance, tax and decentralized management; challenges of managing rapid growth including retention and development of senior leadership; unpredictability of fuel costs; susceptibility to various legal claims and lawsuits; increase in, or volatility associated with, expenses related to estimated claims, self-insured retention amounts and insurance coverage limits; consummation of new business opportunities; exposure to the credit risk of customers or counterparties; our ability to realize the expected synergies associated with acquisitions; susceptibility to the risks of doing business in foreign countries; and others including, but not limited to, those set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q, if any, and those noted in our 2013 Annual Report on Form 10-K under “Risk Factors.” Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Forward-looking statements speak only as of the date of this report or as of the date they were made. We undertake no obligation to update the current expectations or forward-looking statements contained in this report.

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2014 and DECEMBER 31, 2013 (Unaudited)
(dollars in thousands, except share amounts)

	March 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,187	$62,876
Accounts receivable, net	326,160	325,453
Materials and supplies	31,788	31,295
Prepaid expenses and other	48,896	52,584
Deferred income tax assets, net	75,610	76,122
Total current assets	514,641	548,330
PROPERTY AND EQUIPMENT, net	3,462,074	3,440,744
GOODWILL	629,545	630,462
INTANGIBLE ASSETS, net	606,615	613,933
DEFERRED INCOME TAX ASSETS, net	3,117	2,405
OTHER ASSETS, net	70,620	83,947
Total assets	$5,286,612	$5,319,821
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$94,837	$84,366
Accounts payable	205,603	242,010
Accrued expenses	125,502	130,132
Total current liabilities	425,942	456,508
LONG-TERM DEBT, less current portion	1,484,722	1,540,346
DEFERRED INCOME TAX LIABILITIES, net	872,706	863,051
DEFERRED ITEMS - grants from outside parties	266,590	267,098
OTHER LONG-TERM LIABILITIES	42,921	43,748
COMMITMENTS AND CONTINGENCIES
EQUITY:
Class A common stock, $0.01 par value, one vote per share; 180,000,000 shares authorized at March 31, 2014 and December 31, 2013; 64,766,246 and 64,584,102 shares issued and 52,081,088 and 51,934,137 shares outstanding (net of 12,685,079 and 12,649,965 shares in treasury) on March 31, 2014 and December 31, 2013, respectively	648	646
Class B common stock, $0.01 par value, ten votes per share; 30,000,000 shares authorized at March 31, 2014 and December 31, 2013; 1,608,989 shares issued and outstanding on March 31, 2014 and December 31, 2013	16	16
Additional paid-in capital	1,314,058	1,302,521
Retained earnings	1,098,888	1,058,884
Accumulated other comprehensive income	2,951	6,089
Treasury stock, at cost	(223,735)	(220,361)
Total Genesee & Wyoming Inc. stockholders’ equity	2,192,826	2,147,795
Noncontrolling interest	905	1,275
Total equity	2,193,731	2,149,070
Total liabilities and equity	$5,286,612	$5,319,821
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 and 2013 (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2014	2013
OPERATING REVENUES	$376,279	$374,950
OPERATING EXPENSES:
Labor and benefits	116,751	109,306
Equipment rents	19,060	18,708
Purchased services	27,907	28,996
Depreciation and amortization	37,641	34,223
Diesel fuel used in operations	41,935	39,185
Casualties and insurance	9,633	7,951
Materials	16,119	19,329
Trackage rights	12,266	10,857
Net gain on sale of assets	(838)	(1,707)
Other expenses	20,930	19,135
RailAmerica integration costs	—	12,767
Total operating expenses	301,404	298,750
INCOME FROM OPERATIONS	74,875	76,200
Interest income	1,034	1,043
Interest expense	(13,641)	(20,120)
Other income, net	266	673
Income before income taxes	62,534	57,796
(Provision for)/benefit from income taxes	(22,900)	24,932
Net income	39,634	82,728
Less: Net (loss)/income attributable to noncontrolling interest	(370)	165
Less: Series A-1 Preferred Stock dividend	—	2,139
Net income available to common stockholders	$40,004	$80,424
Basic earnings per common share attributable to Genesee & Wyoming Inc. common stockholders	$0.73	$1.57
Weighted average shares - Basic	54,841	51,332
Diluted earnings per common share attributable to Genesee & Wyoming Inc. common stockholders	$0.70	$1.46
Weighted average shares - Diluted	56,905	56,496
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2014 and 2013 (Unaudited)
(dollars in thousands)

	Three Months Ended
	March 31,
	2014	2013
NET INCOME	$39,634	$82,728
OTHER COMPREHENSIVE INCOME/(LOSS):
Foreign currency translation adjustment	3,754	(5,346)
Net unrealized (loss)/gain on qualifying cash flow hedges, net of tax benefit/(provision) of $4,639 and ($2,251), respectively	(6,959)	4,437
Changes in pension and other postretirement benefits, net of tax (provision) of ($38) and ($56), respectively	67	98
Other comprehensive loss	(3,138)	(811)
COMPREHENSIVE INCOME	36,496	81,917
Less: Comprehensive (loss)/income attributable to noncontrolling interest	(370)	165
COMPREHENSIVE INCOME ATTRIBUTABLE TO GENESEE & WYOMING INC.	$36,866	$81,752
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 and 2013 (Unaudited)
(dollars in thousands)

	Three Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$39,634	$82,728
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,641	34,223
Compensation cost related to equity awards	3,314	7,525
Excess tax benefit from share-based compensation	(3,580)	(4,314)
Deferred income taxes	16,118	(33,866)
Net gain on sale of assets	(838)	(1,707)
Insurance proceeds received	—	9,315
Changes in assets and liabilities which provided/(used) cash, net of effect of acquisitions:
Accounts receivable, net	(8,559)	(8,766)
Materials and supplies	131	(3,404)
Prepaid expenses and other	2,181	(2,215)
Accounts payable and accrued expenses	(15,582)	(15,328)
Other assets and liabilities, net	1,200	628
Net cash provided by operating activities	71,660	64,819
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(71,618)	(37,908)
Grant proceeds from outside parties	12,800	2,848
Insurance proceeds for the replacement of assets	300	—
Proceeds from disposition of property and equipment	1,555	2,011
Net cash used in investing activities	(56,963)	(33,049)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term borrowings, including capital leases	(96,287)	(139,475)
Proceeds from issuance of long-term debt	46,546	73,362
Debt amendment costs	—	(1,543)
Proceeds from employee stock purchases	4,647	5,903
Treasury stock purchases	(3,374)	(7,237)
Dividends paid on Series A-1 Preferred Stock	—	(2,139)
Excess tax benefit from share-based compensation	3,580	4,314
Net cash used in financing activities	(44,888)	(66,815)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(498)	(391)
DECREASE IN CASH AND CASH EQUIVALENTS	(30,689)	(35,436)
CASH AND CASH EQUIVALENTS, beginning of period	62,876	64,772
CASH AND CASH EQUIVALENTS, end of period	$32,187	$29,336
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:
The interim consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and are unaudited. They do not contain all disclosures which would be required in a full set of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, the unaudited financial statements for the three months ended March 31, 2014 and 2013 are presented on a basis consistent with the audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods presented. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The consolidated balance sheet data for 2013 was derived from the audited financial statements in the Company’s 2013 Annual Report on Form 10-K but does not include all disclosures required by U.S. GAAP.
The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s 2013 Annual Report on Form 10-K. Certain reclassifications have been made to prior period balances to conform to the current year presentation, most notably of which was the break out of trackage rights expense on the Company's consolidated statements of operations that had previously been included in other expenses.
2. CHANGES IN OPERATIONS:
United States
Rapid City, Pierre & Eastern Railroad: In January 2014, the Company and Canadian Pacific (CP) jointly announced their entry into an agreement pursuant to which the Company’s new subsidiary, Rapid City, Pierre & Eastern Railroad, will purchase the assets comprising the western end of CP’s Dakota, Minnesota & Eastern rail line for a cash purchase price of approximately $210 million, subject to certain adjustments including the purchase of materials and supplies, equipment and vehicles. The Company intends to fund the acquisition with borrowings under the Company’s Senior Secured Syndicated Credit Facility Agreement (the Credit Agreement). In conjunction with the acquisition, the Company also intends to amend and expand its Credit Agreement.
The acquisition is expected to close late in the second quarter of 2014, subject to approval of the United States Surface Transportation Board (STB) and the satisfaction of other customary closing conditions. The Company expects to hire approximately 180 employees to staff the new railroad and anticipates these employees will come primarily from those currently working on the rail line. The western end encompasses approximately 670 miles of CP’s current operations between Tracy, Minnesota and Rapid City, South Dakota; north of Rapid City to Colony, Wyoming; south of Rapid City to Dakota Junction, Nebraska; and connecting branch lines as well as trackage from Dakota Junction to Crawford, Nebraska, currently leased to the Nebraska Northwestern Railroad.
RailAmerica, Inc.: As further described in the Company’s 2013 Annual Report on Form 10-K, on October 1, 2012, the Company acquired 100% of RailAmerica, Inc.’s (RailAmerica) outstanding shares for cash at a price of $27.50 per share, or total consideration of $2.0 billion (equity purchase price of $1.4 billion plus net debt of $659.2 million). Headquartered in Jacksonville, Florida with approximately 2,000 employees, RailAmerica owned and operated 45 short line freight railroads in North America with approximately 7,100 miles of track in 28 U.S. states and three Canadian provinces as of the October 1, 2012 acquisition date.
Canada
Tata Steel Minerals Canada Ltd.: In August 2012, the Company announced that its newly formed subsidiary, KeRail Inc. (KeRail), entered into a long-term agreement with Tata Steel Minerals Canada Ltd. (TSMC), for KeRail to provide rail transportation services to the direct shipping iron ore mine TSMC is developing near Schefferville, Quebec in the Labrador Trough (the Mine). In addition, KeRail plans to construct an approximately 21-kilometer rail line that will connect the Mine to the Tshiuetin Rail Transportation interchange point in Schefferville. Operated as part of the Company’s Canada Region, KeRail is expected to haul unit trains of iron ore from its rail connection with the Mine, which will then travel over three privately owned railways to the Port of Sept-Îles for export primarily to Tata Steel Limited’s European operations. Track construction has commenced. The rail line is expected to be completed by mid-2014.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Results from Operations
When comparing the Company’s results from operations from one reporting period to another, it is important to consider that the Company has historically experienced fluctuations in revenues and expenses due to acquisitions, changing economic conditions, competitive forces, changes in foreign currency exchange rates, one-time freight moves, fuel price fluctuations, customer plant expansions and shut-downs, sales of property and equipment, derailments and weather-related conditions, such as hurricanes, cyclones, tornadoes, droughts, heavy snowfall, unseasonably hot or cold weather, freezing and flooding. In periods when these events occur, the Company’s results of operations are not easily comparable from one period to another. Finally, certain of the Company’s railroads have commodity shipments that are sensitive to general economic conditions, such as steel products, paper products and lumber and forest products, as well as product specific economic conditions, such as the availability of lower priced alternative sources of power generation (coal). Other shipments are relatively less affected by economic conditions and are more closely affected by other factors, such as winter weather (salt) and seasonal rainfall (agricultural products). As a result of these and other factors, the Company’s results of operations in any reporting period may not be directly comparable to its results of operations in other reporting periods.
3. EARNINGS PER COMMON SHARE:
The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2014 and 2013 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2014	2013
Numerators:
Net income attributable to Genesee & Wyoming Inc. common stockholders	$40,004	$82,563
Less: Series A-1 Preferred Stock dividend	—	2,139
Net income available to common stockholders	$40,004	$80,424
Denominators:
Weighted average Class A common shares outstanding - Basic	54,841	51,332
Weighted average Class B common shares outstanding	1,609	1,726
Dilutive effect of employee stock-based awards	455	513
Dilutive effect of Series A-1 Preferred Stock	—	2,925
Weighted average shares - Diluted	56,905	56,496
Earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:
Basic earnings per common share	$0.73	$1.57
Diluted earnings per common share	$0.70	$1.46
The following total number of Class A common stock issuable under the assumed exercise of stock options computed based on the treasury stock method were excluded from the calculation of diluted earnings per common share, as the effect of including these shares would have been anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Anti-dilutive shares	186	102
Series A-1 Preferred Stock Converted into Common Stock on February 13, 2013
On February 13, 2013, the Company converted all of its outstanding Series A-1 Preferred Stock into 5,984,232 shares of the Company’s Class A common stock. The conversion resulted in an increase in the Company’s weighted average basic shares outstanding of 5,984,232 and 3,058,607 for the three months ended March 31, 2014 and 2013, respectively.
For basic earnings per common share for the three months ended March 31, 2013, the Company deducted the cumulative dividends on the Series A-1 Preferred Stock in calculating net income available to common stockholders (i.e., the numerator in the calculation of basic earnings per common share) divided by the weighted average number of common shares outstanding during each period. For diluted earnings per common share, the Company used the if-converted method when calculating diluted earnings per common share prescribed under U.S. GAAP.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. ACCOUNTS RECEIVABLE:
Accounts receivable consisted of the following as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014	December 31, 2013
Accounts receivable - trade	$257,264	$264,562
Accounts receivable - grants from outside parties	23,052	33,003
Accounts receivable - insurance claims and other third-party claims	49,496	31,643
Total accounts receivable	329,812	329,208
Less: Allowance for doubtful accounts	(3,652)	(3,755)
Accounts receivable, net	$326,160	$325,453
Grants from Outside Parties
The Company periodically receives grants for the upgrade and construction of rail lines and the upgrade of locomotives from federal, provincial, state and local agencies and other outside parties in the United States and Australia and provinces in Canada in which the Company operates. These grants typically reimburse the Company for 50% to 100% of the actual cost of specific projects. In total, the Company received grant proceeds of $12.8 million and $2.8 million in the three months ended March 31, 2014 and 2013, respectively, from such grant programs. The proceeds were presented as cash inflows from investing activities within each of the applicable periods.
None of the Company’s grants represent a future liability of the Company unless the Company abandons the rehabilitated or new track structure within a specified period of time, fails to maintain the upgraded or new track to certain standards and to make certain minimum capital improvements or ceases use of the locomotives within the specified geographic area and time period, as defined in the respective agreements. As the Company intends to comply with these agreements, the Company has recorded additions to track property and locomotives and has deferred the amount of the grants. The amortization of deferred grants is a non-cash offset to depreciation expense over the useful lives of the related assets. During the three months ended March 31, 2014 and 2013, the Company recorded offsets to depreciation expense from grant amortization of $2.6 million and $2.2 million, respectively.
Insurance and Third-Party Claims
Accounts receivable from insurance and other third-party claims at March 31, 2014 included $32.2 million from the Company’s North American & European Operations and $17.3 million from the Company’s Australian Operations. The balance from the Company’s North American & European Operations resulted predominately from the Company’s anticipated insurance recoveries associated with a derailment in Alabama (the Aliceville Derailment) in November 2013 and the settlement of a third-party claim. The balance from the Company’s Australian Operations resulted predominately from the Company’s anticipated insurance recoveries associated with a derailment in Australia’s Northern Territory (the Edith River Derailment) in December 2011. The Company received proceeds from insurance totaling $0.3 million and $9.3 million for the three months ended March 31, 2014 and 2013, respectively.
5. DERIVATIVE FINANCIAL INSTRUMENTS:
The Company actively monitors its exposure to interest rate and foreign currency exchange rate risks and uses derivative financial instruments to manage the impact of certain of these risks. The Company uses derivatives only for purposes of managing risk associated with underlying exposures. The Company does not trade or use derivative instruments with the objective of earning financial gains on the interest rate or exchange rate fluctuations alone, nor does the Company use derivative instruments where it does not have underlying exposures. Complex instruments involving leverage or multipliers are not used. The Company manages its hedging position and monitors the credit ratings of counterparties and does not anticipate losses due to counterparty nonperformance. Management believes its use of derivative instruments to manage risk is in the Company’s best interest. However, the Company’s use of derivative financial instruments may result in short-term gains or losses and increased earnings volatility. The Company’s instruments are recorded in the consolidated balance sheets at fair value in prepaid expenses and other, other assets, net, accrued expenses or other long-term liabilities.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
The following table summarizes the terms of the Company’s outstanding interest rate swap agreements entered into to manage the Company’s exposure to changes in interest rates on its variable rate debt (dollars in thousands):

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
On November 9, 2012, the Company entered into multiple 10-year forward starting interest rate swap agreements to manage the exposure to changes in interest rates on the Company’s variable rate debt. It remains probable that the Company will either issue $300.0 million of fixed-rate debt or have $300.0 million of variable-rate debt under the Company’s commercial banking lines. The forward starting interest swap agreements are expected to settle in cash on September 30, 2016. The Company expects any gains or losses on settlement will be amortized over the life of the respective swaps.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the Company’s interest rate swap agreements that expired during 2013 (dollars in thousands):

		Notional Amount
Effective Date	Expiration Date	Date	Amount	Paid Fixed Rate	Receive Variable Rate
10/6/2008	9/30/2013	10/6/2008	$120,000	3.88%	1-month LIBOR
10/4/2012	9/30/2013	10/4/2012	$1,450,000	0.25%	1-month LIBOR
		1/1/2013	$1,350,000	0.25%	1-month LIBOR
		4/1/2013	$1,300,000	0.25%	1-month LIBOR
		7/1/2013	$1,250,000	0.25%	1-month LIBOR
The fair value of the Company’s interest rate swap agreements were estimated based on Level 2 inputs. The Company’s effectiveness testing during the three months ended March 31, 2014 resulted in no amount of gain or loss reclassified from accumulated other comprehensive income/(loss) into earnings due to ineffectiveness. During the three months ended March 31, 2014, $0.4 million of existing net losses were realized and recorded as interest expense in the consolidated statement of operations. Based on the Company’s fair value assumptions as of March 31, 2014, it expects to realize $2.0 million of existing net losses that are reported in accumulated other comprehensive income into earnings within the next 12 months. See Note 9, Accumulated Other Comprehensive Income, for additional information regarding the Company’s cash flow hedges.
Foreign Currency Exchange Rate Risk
As of March 31, 2014, $114.1 million of third-party debt related to the Company’s foreign subsidiaries was denominated in the currencies in which its subsidiaries operate, including the Australian dollar, Canadian dollar and the Euro. The debt service obligations associated with this foreign currency debt are generally funded directly from those foreign operations. As a result, foreign currency risk related to this portion of the Company’s debt service payments is limited. However, in the event the foreign currency debt service is not paid from the Company’s foreign subsidiaries and is paid from United States subsidiaries, the Company may face exchange rate risk if the Australian dollar, Canadian dollar or Euro were to appreciate relative to the United States dollar and require higher United States dollar equivalent cash.
The Company is also exposed to foreign currency exchange rate risk related to its foreign subsidiaries, including non-functional currency intercompany debt, typically from the Company’s United States subsidiaries to its foreign subsidiaries, and any timing difference between announcement and closing of an acquisition of a foreign business to the extent such acquisition is funded with United States dollars. To mitigate currency exposures related to non-functional currency denominated intercompany debt, cross-currency swap contracts may be entered into for periods consistent with the underlying debt. In determining the fair value of the derivative contract, the significant inputs to valuation models are quoted market prices of similar instruments in active markets. To mitigate currency exposures of non-United States dollar denominated acquisitions, the Company may enter into foreign exchange forward contracts. Although cross-currency swap and foreign exchange forward derivative contracts used to mitigate exposures on foreign currency intercompany debt do not qualify for hedge accounting, the Company believes that such instruments are closely correlated with the underlying exposure, thus reducing the associated risk. The gains or losses from changes in the fair value of derivative instruments that are not accounted for as hedges are recognized in current period earnings within other income, net.
To mitigate the foreign currency exchange rate risk related to a non-functional currency intercompany loan between the United States and Australian entities, the Company entered into two Australian dollar/United States dollar floating to floating cross-currency swap agreements (the Swaps), effective as of December 3, 2012. These agreements expire on December 1, 2014. The Swaps effectively convert the A$105 million intercompany loan receivable in the United States into a $109.6 million loan receivable. The Swaps require the Company to pay Australian dollar Bank Bill Swap Reference Rate (BBSW) plus 3.25% based on a notional amount of A$105 million and allows the Company to receive United States London Interbank Offered Rate (LIBOR) plus 2.82% based on a notional amount of $109.6 million on a quarterly basis. BBSW is the wholesale interbank reference rate within Australia, which the Company believes is generally considered the Australian equivalent to LIBOR. As a result of the quarterly net settlement payments, the Company realized a net expense of $0.6 million within interest (expense)/income for the three months ended March 31, 2014. In addition, the Company recognized $0.2 million within other income, net related to the settlement of the derivative agreement and the underlying intercompany debt instrument to the exchange rate for the three months ended March 31, 2014.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the fair value of the Company’s derivative instruments recorded in the consolidated balance sheets as of March 31, 2014 and December 31, 2013 (dollars in thousands):

		Fair Value
	Balance Sheet Location	March 31, 2014	December 31, 2013
Asset Derivatives:
Derivatives designated as hedges:
Interest rate swap agreements	Other assets, net	$25,869	$36,987
Derivatives not designated as hedges:
Cross-currency swap agreement	Prepaid expenses and other	$12,495	$16,056

Liability Derivatives:
Derivatives designated as hedges:
Interest rate swap agreements	Accrued expenses	$2,034	$1,601
Interest rate swap agreements	Other long-term liabilities	887	838
Total liability derivatives designated as hedges		$2,921	$2,439
The following table shows the effect of the Company’s derivative instruments designated as cash flow hedges for the three months ended March 31, 2014 and 2013 in other comprehensive income/(loss) (OCI) (dollars in thousands):

	Total Cash Flow Hedge OCI Activity, Net of Tax
	Three Months Ended
	March 31,
	2014	2013
Derivatives Designated as Cash Flow Hedges:
Effective portion of changes in fair value recognized in OCI:
Interest rate swap agreements	$(6,959)	$4,437
The following table shows the effect of the Company’s derivative instrument not designated as hedges for the three months ended March 31, 2014 and 2013 in the consolidated statements of operations (dollars in thousands):

		Amount Recognized in Earnings
		Three Months Ended
	Location of Amount Recognized in Earnings	March 31,
		2014	2013
Derivative Instrument Not Designated as Hedges:
Cross-currency swap agreement	Interest (expense)/income	$(554)	$(814)
Cross-currency swap agreement	Other income, net	176	(4)
		$(378)	$(818)
6. FAIR VALUE OF FINANCIAL INSTRUMENTS:
The following methods and assumptions were used to estimate the fair value of each class of financial instrument held by the Company:

•
Financial Instruments Carried at Fair Value: Derivative instruments are recorded on the balance sheet as either assets or liabilities measured at fair value. As of March 31, 2014, the Company’s derivative financial instruments consisted of interest rate swap agreements and cross-currency swap agreements. The Company estimated the fair value of its interest rate swap agreements based on Level 2 valuation inputs, including fixed interest rates, LIBOR implied forward interest rates and the remaining time to maturity. The Company estimated the fair value of its cross-currency swap agreements based on Level 2 valuation inputs, including LIBOR implied forward interest rates, Australian dollar BBSW implied forward interest rates and the remaining time to maturity.

•
Financial Instruments Carried at Historical Cost: Since the Company’s long-term debt is not actively traded, fair value was estimated using a discounted cash flow analysis based on Level 2 valuation inputs, including borrowing rates the Company believes are currently available to it for loans with similar terms and maturities.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the Company’s financial instruments that are carried at fair value using Level 2 inputs at March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014	December 31, 2013
Financial instruments carried at fair value using Level 2 inputs:
Financial assets carried at fair value:
Interest rate swap agreements	$25,869	$36,987
Cross-currency swap agreement	12,495	16,056
Total financial assets carried at fair value	$38,364	$53,043
Financial liabilities carried at fair value:
Interest rate swap agreements	$2,921	$2,439
Total financial liabilities carried at fair value	$2,921	$2,439
The following table presents the carrying value and fair value using Level 2 inputs of the Company’s financial instruments carried at historical cost at March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities carried at historical cost:
Revolving credit facility	$16,302	$16,305	$15,949	$15,956
United States term loan	1,418,579	1,415,660	1,433,414	1,429,204
Australian term loan	106,401	106,832	134,436	135,491
Amortizing notes component of TEUs	19,249	19,157	21,878	21,698
Other debt	19,028	18,997	19,035	18,996
Total	$1,579,559	$1,576,951	$1,624,712	$1,621,345
Credit Facilities
On March 28, 2013, the Company entered into Amendment No. 1 (the Amendment Agreement) to its Credit Agreement, which provided for a 0.25% reduction in the applicable margins for the Company’s existing term loans and loans under its revolving credit facility.
As of March 31, 2014, the Company’s $425.0 million revolving credit facility consisted of $16.3 million in borrowings, $3.2 million in letter of credit guarantees and $405.5 million of unused borrowing capacity. As of March 31, 2014, the Company had outstanding revolving loans of $11.0 million in the United States with an interest rate of 1.90% and €3.9 million in Europe (or $5.3 million at the exchange rate on March 31, 2014) with an interest rate of 1.97%.
During the three months ended March 31, 2014, the Company made prepayments on its Australian term loan of A$34.0 million (or $30.5 million at the average exchange rates during the periods in which paid). As of March 31, 2014, the Company had outstanding term loans of $1.4 billion in the United States with an interest rate of 1.90% and A$114.8 million in Australia (or $106.4 million at the exchange rate on March 31, 2014) with an interest rate of 4.44%.
7. INCOME TAXES:
The United States Short Line Tax Credit is an income tax track maintenance credit for Class II and Class III railroads to reduce their federal income tax based on qualified railroad track maintenance expenditures. Qualified expenditures include amounts incurred for maintaining track, including roadbed, bridges and related track structures owned or leased by a Class II or Class III railroad. The credit is equal to 50% of the qualified expenditures, subject to an annual limitation of $3,500 multiplied by the number of miles of railroad track owned or leased by the Class II or Class III railroad as of the end of their tax year. The United States Short Line Tax Credit was in existence from 2005 through 2011. On January 2, 2013, the United States Short Line Tax Credit was extended for 2012 and 2013. The extension of the United States Short Line Tax Credit produced book income tax benefits of $45.0 million for the three months ended March 31, 2013. The total tax credit impact in the three months ended March 31, 2013 included $41.0 million for the retroactive fiscal year 2012 tax benefit and $4.0 million associated with the three months ended March 31, 2013.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company’s provision for income tax was $22.9 million for the three months ended March 31, 2014, which represented 36.6% of income before income taxes. Excluding the $45.0 million tax benefit from the United States Short Line Tax Credit, the Company’s provision for income tax for the three months ended March 31, 2013 was $20.0 million, which represented 34.7% of income before income taxes other than the benefit from the United States Short Line Tax Credit. The increase in the effective income tax rate for the three months ended March 31, 2014 was primarily attributable to changes in the mix of income among tax jurisdictions, particularly United States earnings at a higher marginal tax rate.
8. COMMITMENTS AND CONTINGENCIES:
From time to time, the Company is a defendant in certain lawsuits resulting from the Company’s operations in the ordinary course. Management believes there are adequate provisions in the financial statements for any probable liabilities that may result from disposition of the pending lawsuits. Based upon currently available information, the Company does not believe it is reasonably possible that any such lawsuit or related lawsuits would be material to the Company’s results of operations or have a material adverse effect on the Company’s financial position or liquidity.
9. ACCUMULATED OTHER COMPREHENSIVE INCOME:
The following table sets forth accumulated other comprehensive income included in the consolidated balance sheets as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	Foreign Currency Translation Adjustment	Defined Benefit Plans	Net Unrealized Gain/(Loss) on Cash Flow Hedges		Accumulated Other Comprehensive Income/(Loss)
Balance, December 31, 2013	$(14,687)	$214	$20,562		$6,089
Other comprehensive income/(loss) before reclassifications	3,754	67	(6,694)		(2,873)
Amounts reclassified from accumulated other comprehensive income, net of tax benefit of $176	—	—	(265)	(a)	(265)
Current period change	3,754	67	(6,959)		(3,138)
Balance, March 31, 2014	$(10,933)	$281	$13,603		$2,951
(a) Included in interest expense on the consolidated statements of operations.
10. SIGNIFICANT NON-CASH INVESTING ACTIVITIES:
As of March 31, 2014 and 2013, the Company had outstanding receivables from outside parties for the funding of capital expenditures of $23.1 million and $20.9 million, respectively. At March 31, 2014 and 2013, the Company also had $12.8 million and $14.6 million, respectively, of purchases of property and equipment that were not paid and, accordingly, were accrued in accounts payable in the normal course of business.
11. SEGMENT INFORMATION:
The Company’s various railroad lines are divided into 11 operating regions. All of the regions have similar characteristics; however, the Company presents its financial information as two reportable segments, North American & European Operations and Australian Operations.
The results of operations of the foreign entities are maintained in the respective local currency (the Australian dollar, the Canadian dollar and the Euro) and then translated into United States dollars at the applicable exchange rates for inclusion in the consolidated financial statements. As a result, any appreciation or depreciation of these currencies against the United States dollar will impact the Company’s results of operations.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table sets forth the Company’s North American & European Operations and Australian Operations for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	North American & European Operations	Australian Operations	Total Operations	North American & European Operations	Australian Operations	Total Operations
Operating revenues	$299,987	$76,292	$376,279	$299,095	$75,855	$374,950
Income from operations	$55,690	$19,185	$74,875	$54,794	$21,406	$76,200
Depreciation and amortization	$30,579	$7,062	$37,641	$27,411	$6,812	$34,223
Interest expense	$9,445	$4,196	$13,641	$15,811	$4,309	$20,120
Interest income	$902	$132	$1,034	$888	$155	$1,043
(Provision for)/benefit from income taxes	$(18,457)	$(4,443)	$(22,900)	$30,049	$(5,117)	$24,932
Expenditures for additions to property & equipment, net of grants from outside parties	$53,985	$4,833	$58,818	$16,218	$18,842	$35,060
The following table sets forth the property and equipment recorded in the consolidated balance sheets for the Company’s North American & European Operations and Australian Operations as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014			December 31, 2013
	North American & European Operations	Australian Operations	Total Operations	North American & European Operations	Australian Operations	Total Operations
Property & equipment, net	$2,889,710	$572,364	$3,462,074	$2,883,452	$557,292	$3,440,744
12. RECENTLY ISSUED ACCOUNTING STANDARDS:
In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date, which specifies how an entity should measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date and requires entities to disclose the nature and amount of the obligation as well as other information about those obligations. This guidance is effective for and was adopted by the Company in the first quarter of 2014 and did not have a material impact on the Company’s consolidated financial statements.
In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment Upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, which provides clarification of when to release the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. This guidance is effective for and was adopted by the Company in the first quarter of 2014 and did not have a material impact on the Company’s consolidated financial statements, but it could impact the accounting for potential future sales of investments or changes in control of foreign entities.
In April 2013, the FASB issued ASU 2013-07, Presentation of Financial Statements (Topic 205): The Liquidation Basis of Accounting, which clarifies when an entity should apply the liquidation basis of accounting and provides principles for the recognition and measurement of assets and liabilities using the liquidation basis of accounting. This guidance is effective for and was adopted by the Company in the first quarter of 2014 and did not have an impact on the Company’s consolidated financial statements.
Accounting Standards Not Yet Effective
In January 2014, the FASB issued ASU 2014-05, Service Concession Arrangements (Topic 853), which specifies that an operating entity should not account for a service concession arrangement that is within the scope of this guidance as a lease in accordance with Topic 840. This guidance will be effective for annual reporting periods beginning on or after December 15, 2014, and the interim periods within those annual periods. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the requirements for reporting discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on the entity’s operations and financial results. This guidance should be applied prospectively and will be effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years, and for all businesses that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for sale. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion should be read in conjunction with our consolidated financial statements, related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q, and with the consolidated financial statements, related notes and other financial information included in our 2013 Annual Report on Form 10-K.
Overview
We own and operate short line and regional freight railroads and provide railcar switching and other rail-related services in the United States, Australia, Canada, the Netherlands and Belgium. In addition, we operate the Tarcoola to Darwin rail line, which links the Port of Darwin to the Australian interstate rail network in South Australia. Our operations currently include 111 railroads organized into 11 regions, with approximately 14,700 miles of owned and leased track and approximately 3,300 additional miles under track access arrangements. In addition, we provide rail service at 37 ports in North America, Australia and Europe and perform contract coal loading and railcar switching for industrial customers.
In January 2014, we and Canadian Pacific (CP) jointly announced our entry into an agreement pursuant to which our new subsidiary, Rapid City, Pierre & Eastern Railroad (RCP&E), will purchase the assets comprising the western end of CP’s Dakota, Minnesota & Eastern (DM&E) rail line for a cash purchase price of approximately $210 million, subject to certain adjustments including the purchase of materials and supplies, equipment and vehicles. We intend to fund the acquisition with borrowings under our Senior Secured Syndicated Credit Facility Agreement (the Credit Agreement). In conjunction with the acquisition, we also intend to amend and expand our Credit Agreement. The acquisition is expected to close late in the second quarter of 2014, subject to approval of the United States Surface Transportation Board (STB) and the satisfaction of other customary closing conditions.
Severe winter weather in North America in the three months ended March 31, 2014 resulted in significant disruptions to several of our operating regions. Although difficult to quantify with precision, we estimate the severe weather negatively affected our diluted earnings per common share (EPS) by an estimated $0.23 to $0.26 from a combination of lower revenues and higher operating expenses. We estimate the revenue loss due to weather was approximately $15 million to $20 million, primarily driven by temporary line closures, congestion in the North American rail network, which impeded interchange with connecting carriers, and reduced supply of available freight cars. We estimate lost profit margin from the lower revenues reduced our diluted EPS by approximately $0.10 to $0.13. We estimate our net operating expenses due to weather were approximately $12 million higher, primarily due to increased overtime, higher diesel fuel consumption, higher car hire and extensive snow removal. We estimate the increased winter expenses reduced diluted EPS by approximately $0.13.
Net income in the three months ended March 31, 2014 was $39.6 million, compared with net income of $82.7 million in the three months ended March 31, 2013. Our diluted EPS in the three months ended March 31, 2014 were $0.70 with 56.9 million weighted average shares outstanding, compared with diluted EPS of $1.46 with 56.5 million weighted average shares outstanding in the three months ended March 31, 2013. Included in our net income for the three months ended March 31, 2013, was a $45.0 million income tax benefit associated with the extension of the United States Short Line Tax Credit for fiscal years 2012 and 2013, which was signed into law on January 2, 2013. The total tax credit impact in the three months ended March 31, 2013 included $41.0 million for the retroactive fiscal year 2012 tax benefit and $4.0 million associated with the three months ended March 31, 2013. The net depreciation of foreign currencies relative to the United States dollar reduced diluted EPS in the three months ended March 31, 2014 by approximately $0.05 per diluted share, compared with the three months ended March 31, 2013.
Our effective income tax rate in the three months ended March 31, 2014 was 36.6%. Excluding the $45.0 million tax benefit from the United States Short Line Tax Credit, our provision for income tax for the three months ended March 31, 2013 was $20.0 million, which represented 34.7% of income before income taxes other than the benefit from the United States Short Line Tax Credit in the three months ended March 31, 2013. The increase in the effective tax rate for the three months ended March 31, 2014 was primarily attributable to changes in the mix of income among tax jurisdictions, particularly United States earnings at a higher marginal tax rate.

Our results for the three months ended March 31, 2014 and 2013 included certain significant items that are set forth below (dollars in millions, except per share amounts):

	Income/(Loss) Before Taxes Impact	After-Tax Net Income/(Loss) Impact	Diluted Earnings/(Loss) Per Common Share Impact
Three Months Ended March 31, 2014
Business development and related costs	$(1.2)	$(0.7)	$(0.01)
Net gain on sale of assets	$0.8	$0.5	$0.01

Three Months Ended March 31, 2013
Retroactive 2012 short line tax credit	$—	$41.0	$0.72
2013 short line tax credit	$—	$4.0	$0.07
RailAmerica integration costs	$(12.8)	$(8.0)	$(0.14)
Refinancing and debt prepayment related expenses	$(0.6)	$(0.4)	$(0.01)
Net gain on sale of assets	$1.7	$1.3	$0.02
Although lower than expected due to the impact of extreme winter weather, our operating revenues increased $1.3 million, or 0.4%, to $376.3 million in the three months ended March 31, 2014, compared with $375.0 million in the three months ended March 31, 2013. Excluding a $13.0 million decrease from the net depreciation of foreign currencies relative to the United States dollar, operating revenues increased $14.3 million, or 3.8%.
Our traffic in the three months ended March 31, 2014 was 467,379 carloads, an increase of 17,075 carloads, or 3.8%, compared with the three months ended March 31, 2013. The traffic increase was principally due to increases of 10,743 carloads of coal and coke traffic (primarily in the Midwest and Ohio Valley regions), 4,062 carloads of metallic ores traffic (primarily in the Australia Region) and 1,939 carloads of other commodity group traffic (primarily due to overhead Class I shipments). All remaining traffic increased by a net 331 carloads.
Income from operations in the three months ended March 31, 2014 was $74.9 million, which was lower than expected due to the impact of extreme winter weather, compared with $76.2 million in the three months ended March 31, 2013, a decrease of $1.3 million, or 1.7%. Our operating ratio, defined as operating expenses divided by operating revenues, was 80.1% in the three months ended March 31, 2014, compared with 79.7% in the three months ended March 31, 2013. Income from operations in the three months ended March 31, 2014 included $1.2 million of business development and related costs, partially offset by net gain on sale of assets of $0.8 million. Income from operations in the three months ended March 31, 2013 included $12.8 million of RailAmerica integration costs, partially offset by net gain on sale of assets of $1.7 million.
During the three months ended March 31, 2014, we generated $71.7 million in cash flow from operating activities. During the same period, we purchased $71.6 million of property and equipment, including $17.9 million for new business investments, partially offset by $12.8 million in cash received from government grants and other outside parties for capital spending and $1.6 million in cash proceeds from the sale of property and equipment. We also repaid $49.7 million of outstanding debt.
Changes in Operations
United States
Rapid City, Pierre & Eastern Railroad: In January 2014, we and CP jointly announced our entry into an agreement pursuant to which our new subsidiary, RCP&E, will purchase the assets comprising the western end of CP’s DM&E rail line for a cash purchase price of approximately $210 million, subject to certain adjustments including the purchase of materials and supplies, equipment and vehicles. We intend to fund the acquisition with borrowings under our existing Credit Agreement. In conjunction with the acquisition, we also intend to amend and expand our Credit Agreement.
The acquisition is expected to close late in the second quarter of 2014, subject to approval of the STB and the satisfaction of other customary closing conditions. We expect to hire approximately 180 employees to staff the new railroad and anticipate these employees will come primarily from those currently working on the rail line.

The western end encompasses approximately 670 miles of CP’s current operations between Tracy, Minnesota and Rapid City, South Dakota; north of Rapid City to Colony, Wyoming; south of Rapid City to Dakota Junction, Nebraska; and connecting branch lines as well as trackage from Dakota Junction to Crawford, Nebraska, currently leased to the Nebraska Northwestern Railroad (NNW). Customers on the line ship approximately 52,000 carloads annually of grain, bentonite clay, ethanol, fertilizer and other products. The new rail operation will have the ability to interchange with CP, Union Pacific, BNSF Railway Co. and NNW.
RailAmerica, Inc.: As further described in our 2013 Annual Report on Form 10-K, on October 1, 2012, we acquired 100% of RailAmerica, Inc.’s (RailAmerica) outstanding shares for cash at a price of $27.50 per share, or total consideration of $2.0 billion (equity purchase price of $1.4 billion plus net debt of $659.2 million). Headquartered in Jacksonville, Florida with approximately 2,000 employees, RailAmerica owned and operated 45 short line freight railroads in North America with approximately 7,100 miles of track in 28 U.S. states and three Canadian provinces as of the October 1, 2012 acquisition date.
Canada
Tata Steel Minerals Canada Ltd.: In August 2012, we announced that our newly formed subsidiary, KeRail Inc. (KeRail), entered into a long-term agreement with Tata Steel Minerals Canada Ltd. (TSMC), for KeRail to provide rail transportation services to the direct shipping iron ore mine TSMC is developing near Schefferville, Quebec in the Labrador Trough (the Mine). In addition, KeRail plans to construct an approximately 21-kilometer rail line that will connect the Mine to the Tshiuetin Rail Transportation (TSH) interchange point in Schefferville. Operated as part of our Canada Region, KeRail is expected to haul unit trains of iron ore from its rail connection with the Mine, which will then travel over three privately owned railways to the Port of Sept-Îles for export primarily to Tata Steel Limited’s European operations. Track construction has commenced. The rail line is expected to be completed by mid-2014.
Results from Operations
When comparing our results from operations from one reporting period to another, it is important to consider that we have historically experienced fluctuations in revenues and expenses due to acquisitions, changing economic conditions, competitive forces, changes in foreign currency exchange rates, one-time freight moves, fuel price fluctuations, customer plant expansions and shut-downs, sales of property and equipment, derailments and weather-related conditions, such as hurricanes, cyclones, tornadoes, droughts, heavy snowfall, unseasonably hot or cold weather, freezing and flooding. In periods when these events occur, our results of operations are not easily comparable from one period to another. Finally, certain of our railroads have commodity shipments that are sensitive to general economic conditions, such as steel products, paper products and lumber and forest products, as well as product specific economic conditions, such as the availability of lower priced alternative sources of power generation (coal). Other shipments are relatively less affected by economic conditions and are more closely affected by other factors, such as winter weather (salt) and seasonal rainfall (agricultural products). As a result of these and other factors, our results of operations in any reporting period may not be directly comparable to our results of operations in other reporting periods.
Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013
Operating Revenues
The following table sets forth our operating revenues and carloads for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Three Months Ended March 31,		Increase/(Decrease)
	2014	2013	Amount	%	Currency Impact
Freight revenues	$287,734	$281,104	$6,630	2.4%	$(10,125)
Non-freight revenues	88,545	93,846	(5,301)	(5.6)%	(2,876)
Total operating revenues	$376,279	$374,950	$1,329	0.4%	$(13,001)
Carloads	467,379	450,304	17,075	3.8%

Freight Revenues
The following table sets forth freight revenues, carloads and average freight revenues per carload for the three months ended March 31, 2014 and 2013 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
	Three Months Ended March 31,				Three Months Ended March 31,
	2014		2013		2014		2013
Commodity Group	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	2014	2013
Agricultural Products	$35,667	12.4%	$35,026	12.5%	65,034	13.9%	63,441	14.1%	$548	$552
Chemicals & Plastics	32,749	11.4%	32,080	11.4%	40,272	8.6%	40,908	9.1%	813	784
Coal & Coke	31,250	10.8%	26,492	9.4%	86,303	18.5%	75,560	16.8%	362	351
Metallic Ores*	29,673	10.3%	27,279	9.7%	18,874	4.0%	14,812	3.3%	1,572	1,842
Metals	29,582	10.3%	29,246	10.4%	41,329	8.8%	41,623	9.2%	716	703
Pulp & Paper	27,662	9.6%	26,461	9.4%	42,211	9.0%	40,778	9.1%	655	649
Minerals & Stone	21,660	7.5%	22,319	7.9%	49,037	10.5%	50,225	11.1%	442	444
Intermodal**	21,473	7.5%	22,445	8.0%	15,591	3.3%	16,176	3.6%	1,377	1,388
Lumber & Forest Products	19,179	6.7%	19,746	7.0%	32,547	7.0%	33,625	7.5%	589	587
Petroleum Products	16,586	5.8%	17,164	6.1%	27,835	6.0%	27,213	6.0%	596	631
Food or Kindred Products	8,061	2.8%	7,825	2.8%	13,847	3.0%	13,594	3.0%	582	576
Autos & Auto Parts	5,458	1.9%	5,854	2.1%	7,736	1.7%	7,956	1.8%	706	736
Waste	4,333	1.5%	5,015	1.8%	9,446	2.0%	9,015	2.0%	459	556
Other	4,401	1.5%	4,152	1.5%	17,317	3.7%	15,378	3.4%	254	270
Total	$287,734	100.0%	$281,104	100.0%	467,379	100.0%	450,304	100.0%	$616	$624

*	Carload amounts include carloads and intermodal units
**	Carload amounts represent intermodal units
Total freight traffic increased 17,075 carloads, or 3.8%, in the three months ended March 31, 2014, compared with the same period in 2013. The traffic increase was principally due to increases of 10,743 carloads of coal and coke traffic, 4,062 carloads of metallic ores traffic and 1,939 carloads of other commodity group traffic. All remaining traffic increased by a net 331 carloads.
Average freight revenues per carload decreased 1.3% to $616 in the three months ended March 31, 2014, compared with the same period in 2013. The depreciation of the Australian and Canadian dollars relative to the United States dollar decreased average freight revenues per carload by 3.6%, while changes in fuel surcharges increased average freight revenues per carload by 0.3%. Other than these factors, average freight revenues per carload increased by 2.0%.

The following table sets forth the changes in freight revenues by commodity group for the three months ended March 31, 2014 compared with the three months ended March 31, 2013 (dollars in thousands):

	Three Months Ended March 31,		Increase/(Decrease)		Currency Impact
Commodity Group	2014	2013	Amount	%
Agricultural Products	$35,667	$35,026	$641	1.8%	$(1,717)
Chemicals & Plastics	32,749	32,080	669	2.1%	(309)
Coal & Coke	31,250	26,492	4,758	18.0%	(70)
Metallic Ores	29,673	27,279	2,394	8.8%	(3,250)
Metals	29,582	29,246	336	1.1%	(281)
Pulp & Paper	27,662	26,461	1,201	4.5%	(383)
Minerals & Stone	21,660	22,319	(659)	(3.0)%	(466)
Intermodal	21,473	22,445	(972)	(4.3)%	(3,026)
Lumber & Forest Products	19,179	19,746	(567)	(2.9)%	(112)
Petroleum Products	16,586	17,164	(578)	(3.4)%	(295)
Food or Kindred Products	8,061	7,825	236	3.0%	(33)
Autos & Auto Parts	5,458	5,854	(396)	(6.8)%	(156)
Waste	4,333	5,015	(682)	(13.6)%	(6)
Other	4,401	4,152	249	6.0%	(21)
Total freight revenues	$287,734	$281,104	$6,630	2.4%	$(10,125)
The following information discusses the significant changes in freight revenues by commodity group. Changes in average freight revenues per carload in a commodity group can be impacted by changes in customer rates, fuel surcharges, changes in foreign currency exchange rates, as well as changes in the mix of customer traffic within a commodity group.
Agricultural products revenues increased $0.6 million, or 1.8%. Agricultural products traffic volume increased 1,593 carloads, or 2.5%, which increased revenues by $0.9 million, while average freight revenues per carload decreased 0.7%, which decreased revenues by $0.2 million. The carload increase was primarily due to increased shipments in North America and Australia. The decrease in average freight revenues per carload included a 5.1%, or $1.7 million, negative impact due to the depreciation of the Australian and Canadian dollars relative to the United States dollar. In addition, because rates for Australian grain traffic have both a fixed and a variable component, the increase in Australian grain traffic resulted in lower average freight revenues per carload.
Coal and coke revenues increased $4.8 million, or 18.0%. Coal and coke traffic volume increased 10,743 carloads, or 14.2%, which increased revenues by $3.9 million, and average freight revenues per carload increased 3.1%, which increased revenues by $0.9 million. The carload increase was primarily due to increased demand for steam coal in the midwestern United States, partially offset by decreased shipments in the western United States.
Metallic ores revenues increased $2.4 million, or 8.8%. Metallic ores traffic volume increased 4,062 carloads, or 27.4%, which increased revenues by $6.4 million, while average freight revenues per carload decreased 14.7%, which decreased revenues by $4.0 million. The increase in volume was primarily due to increased iron ore shipments in South Australia. The decrease in average freight revenues per carload included an 11.6%, or $3.3 million, negative impact due to the depreciation of the Australian and Canadian dollars relative to the United States dollar.
Pulp and paper revenues increased $1.2 million, or 4.5%. Pulp and paper traffic volume increased 1,433 carloads, or 3.5%, which increased revenues by $0.9 million, and average freight revenues per carload increased 0.9%, which increased revenues by $0.3 million. The carload increase was primarily due to increased shipments of container board in the United States as a result of an improving economy.
Freight revenues from all remaining commodities combined decreased by $2.4 million.

Non-Freight Revenues
The following table sets forth non-freight revenues for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Three Months Ended March 31,
	2014		2013
	Amount	% of Total	Amount	% of Total
Railcar switching	$39,335	44.4%	$39,036	41.6%
Car hire and rental income	9,442	10.7%	9,031	9.6%
Demurrage and storage	13,862	15.7%	14,210	15.1%
Car repair services	5,703	6.4%	5,482	5.8%
Construction revenues	3,867	4.4%	7,848	8.4%
Other non-freight revenues	16,336	18.4%	18,239	19.5%
Total non-freight revenues	$88,545	100.0%	$93,846	100.0%
The following table sets forth the changes in non-freight revenues for the three months ended March 31, 2014 compared with the three months ended March 31, 2013 (dollars in thousands):

	Three Months Ended March 31,		Increase/(Decrease)		Currency Impact
	2014	2013	Amount	%
Railcar switching	$39,335	$39,036	$299	0.8%	$(1,211)
Car hire and rental income	9,442	9,031	411	4.6%	(213)
Demurrage and storage	13,862	14,210	(348)	(2.4)%	(220)
Car repair services	5,703	5,482	221	4.0%	(33)
Construction revenues	3,867	7,848	(3,981)	(50.7)%	—
Other non-freight revenues	16,336	18,239	(1,903)	(10.4)%	(1,199)
Total non-freight revenues	$88,545	$93,846	$(5,301)	(5.6)%	$(2,876)
Total non-freight revenues decreased $5.3 million, or 5.6%, to $88.5 million in the three months ended March 31, 2014, compared with $93.8 million in the three months ended March 31, 2013. The decrease in non-freight revenues was principally due to a $4.0 million decrease in construction revenues as a result of delayed projects at our railroad construction subsidiary, Atlas Railroad Construction, LLC (Atlas), due to winter weather and a $2.9 million decrease from the depreciation of the Australian and Canadian dollars relative to the United States dollar, partially offset by a $1.5 million increase in railcar switching primarily due to higher narrow gauge iron ore shipments in Australia.
Operating Expenses
Overview
Operating expenses were $301.4 million in the three months ended March 31, 2014, compared with $298.8 million in the three months ended March 31, 2013, an increase of $2.7 million, or 0.9%. The increase was primarily due to an increase in labor and benefits of $10.6 million related to an increase in the average number of employees, as well as an increase in overtime expenses resulting from the severe winter weather and benefit cost increases for existing employees, an increase in diesel fuel used in operations due to locomotives idling longer in the cold weather and an increase in casualties and insurance expense related to a derailment resulting from bridge damage associated with the extreme winter weather. The increase in operating expenses was partially offset by an $8.1 million decrease due to the depreciation of the Australian and Canadian dollars relative to the United States dollar and a decrease in the cost of materials due to delays in track maintenance projects as a result of the severe winter weather.
Our operating ratio, defined as total operating expenses divided by total operating revenues, was 80.1% in the three months ended March 31, 2014, compared with 79.7% in the three months ended March 31, 2013. Income from operations in the first quarter of 2014 included business development and related costs of $1.2 million, including RCP&E related integration costs, partially offset by a $0.8 million net gain on sale of assets. Income from operations in the three months ended March 31, 2013 included $12.8 million of RailAmerica integration costs, partially offset by a $1.7 million net gain on sale of assets. Changes in foreign currency exchange rates can have a material impact on our operating revenues and operating expenses. However, the net impact of these foreign currency translation effects should not have a material impact on our operating ratio.

The following table sets forth our operating expenses for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Three Months Ended March 31,
	2014		2013		Currency Impact
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$116,751	30.9%	$109,306	29.2%	$(3,112)
Equipment rents	19,060	5.1%	18,708	5.0%	(459)
Purchased services	27,907	7.4%	28,996	7.7%	(1,774)
Depreciation and amortization	37,641	10.0%	34,223	9.1%	(1,278)
Diesel fuel used in operations	41,935	11.1%	39,185	10.5%	—
Casualties and insurance	9,633	2.6%	7,951	2.1%	(357)
Materials	16,119	4.3%	19,329	5.2%	(205)
Trackage rights	12,266	3.3%	10,857	2.9%	(558)
Net gain on sale of assets	(838)	(0.2)%	(1,707)	(0.5)%	5
Other expenses	20,930	5.6%	19,135	5.1%	(365)
RailAmerica integration costs	—	—%	12,767	3.4%	—
Total operating expenses	$301,404	80.1%	$298,750	79.7%	$(8,103)
The following information discusses the significant changes in operating expenses.
Labor and benefits expense was $116.8 million in the three months ended March 31, 2014, compared with $109.3 million in the three months ended March 31, 2013, an increase of $7.4 million, or 6.8%. The increase was primarily due to an increase in the average number of employees, as well as an increase in overtime expenses due to the severe winter weather and an increase in benefit expenses, partially offset by $3.1 million due to the depreciation of the Australian and Canadian dollars relative to the United States dollar.
Purchased services expense, which consists primarily of the costs of services provided by outside contractors for repairs and maintenance of track property, locomotives, freight cars and other equipment, as well as contract labor costs for crewing services, was $27.9 million in the three months ended March 31, 2014, compared with $29.0 million in the three months ended March 31, 2013, a decrease of $1.1 million, or 3.8%. The decrease primarily resulted from delayed railroad construction projects at Atlas because of winter weather.
Depreciation and amortization expense was $37.6 million in the three months ended March 31, 2014, compared with $34.2 million in the three months ended March 31, 2013, an increase of $3.4 million, or 10.0%. The increase was primarily attributable to capital expenditures in 2013 including new business development projects.
The cost of diesel fuel used in operations was $41.9 million in the three months ended March 31, 2014, compared with $39.2 million in the three months ended March 31, 2013, an increase of $2.8 million, or 7.0%. The increase was composed of $3.5 million due to a 9.5% increase in diesel fuel consumption, primarily driven by the need to keep locomotives idling longer due to the colder winter weather, partially offset by $0.7 million from a 2.3% decrease in average fuel cost per gallon.
Casualties and insurance expense was $9.6 million in the three months ended March 31, 2014, compared with $8.0 million in the three months ended March 31, 2013, an increase of $1.7 million, or 21.2%. The increase was primarily related to a derailment in the midwestern United States resulting from bridge damage associated with the extreme winter weather.
Materials expense, which consists primarily of the costs of materials purchased for use in repairing and maintaining our track property, locomotives, railcars and other equipment as well as costs for general tools and supplies used in our business, was $16.1 million in the three months ended March 31, 2014, compared with $19.3 million in the three months ended March 31, 2013, a decrease of $3.2 million, or 16.6%. The decrease was due to decreased track maintenance projects as a result of the severe winter weather in the three months ended March 31, 2014.
Trackage rights expense was $12.3 million in the three months ended March 31, 2014, compared with $10.9 million in the three months ended March 31, 2013, an increase of $1.4 million, or 13.0%. The increase was primarily due to expanded services for an iron ore customer in South Australia that moves over a segment of track owned by a third party.

Net gain on sale of assets was $0.8 million in the three months ended March 31, 2014, compared with $1.7 million in the three months ended March 31, 2013.
Other expenses were $20.9 million in the three months ended March 31, 2014, compared with $19.1 million in the three months ended March 31, 2013, an increase of $1.8 million, or 9.4%.
RailAmerica integration costs of $12.8 million in the three months ended March 31, 2013 included severance costs and expenses related to the acceleration of stock-based compensation of former RailAmerica employees.
Other Income (Expense) Items
Interest Expense
Interest expense was $13.6 million in the three months ended March 31, 2014, compared with $20.1 million in the three months ended March 31, 2013. The decrease in interest expense was primarily due to an amendment to our credit agreement in March 2013, which provided for a 0.25% reduction in the applicable margins for our existing term loans and loans under our revolving credit agreement, and a decrease in our outstanding long-term debt.
Provision for Income Taxes
The United States Short Line Tax Credit is an income tax track maintenance credit for Class II and Class III railroads to reduce their federal income tax based on qualified railroad track maintenance expenditures. Qualified expenditures include amounts incurred for maintaining track, including roadbed, bridges and related track structures owned or leased by a Class II or Class III railroad. The credit is equal to 50% of the qualified expenditures, subject to an annual limitation of $3,500 multiplied by the number of miles of railroad track owned or leased by the Class II or Class III railroad as of the end of their tax year. The United States Short Line Tax Credit was in existence from 2005 through 2011. On January 2, 2013, the United States Short Line Tax Credit was extended for 2012 and 2013. The extension of the United States Short Line Tax Credit produced book income tax benefits of $45.0 million for the three months ended March 31, 2013. The total tax credit impact in the three months ended March 31, 2013 included $41.0 million for the retroactive fiscal year 2012 tax benefit and $4.0 million associated with the three months ended March 31, 2013.
Our provision for income tax was $22.9 million for the three months ended March 31, 2014, which represented 36.6% of income before income taxes. Excluding the $45.0 million tax benefit from the United States Short Line Tax Credit, our provision for income tax was $20.0 million for the three months ended March 31, 2013, which represented 34.7% of income before income taxes other than the benefit from the United States Short Line Tax Credit in the three months ended March 31, 2013. The increase in the effective income tax rate for the three months ended March 31, 2014 was primarily attributable to changes in the mix of income among tax jurisdictions, particularly United States earnings at a higher marginal tax rate.
Net Income and Earnings Per Share Attributable to G&W Common Stockholders
Net income in the three months ended March 31, 2014 was $39.6 million, compared with net income in the three months ended March 31, 2013 of $82.7 million. Our basic EPS were $0.73 with 54.8 million weighted average shares outstanding in the three months ended March 31, 2014, compared with basic EPS of $1.57 with 51.3 million weighted average shares outstanding in the three months ended March 31, 2013. Our diluted EPS in the three months ended March 31, 2014 were $0.70 with 56.9 million weighted average shares outstanding, compared with diluted EPS of $1.46 with 56.5 million weighted average shares outstanding in the three months ended March 31, 2013. On February 13, 2013, we converted all of our outstanding Series A-1 Preferred Stock into 5,984,232 shares of our Class A common stock. The conversion resulted in an increase in our weighted average basic shares outstanding of 5,984,232 and 3,058,607 for the three months ended March 31, 2014 and 2013, respectively.
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

The following table sets forth our North American & European Operations and Australian Operations for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	North American & European Operations	Australian Operations	Total Operations	North American & European Operations	Australian Operations	Total Operations
Operating revenues:
Freight	$228,987	$58,747	$287,734	$220,846	$60,258	$281,104
Non-freight	71,000	17,545	88,545	78,249	15,597	93,846
Total operating revenues	299,987	76,292	376,279	299,095	75,855	374,950
Operating expenses:
Labor and benefits	100,542	16,209	116,751	92,697	16,609	109,306
Equipment rents	16,772	2,288	19,060	16,093	2,615	18,708
Purchased services	15,725	12,182	27,907	16,706	12,290	28,996
Depreciation and amortization	30,579	7,062	37,641	27,411	6,812	34,223
Diesel fuel used in operations	34,734	7,201	41,935	31,608	7,577	39,185
Casualties and insurance	7,132	2,501	9,633	5,801	2,150	7,951
Materials	15,511	608	16,119	18,769	560	19,329
Trackage rights	6,757	5,509	12,266	6,718	4,139	10,857
Net gain on sale of assets	(720)	(118)	(838)	(1,707)	—	(1,707)
Other expenses	17,265	3,665	20,930	17,438	1,697	19,135
RailAmerica integration costs	—	—	—	12,767	—	12,767
Total operating expenses	244,297	57,107	301,404	244,301	54,449	298,750
Income from operations	$55,690	$19,185	$74,875	$54,794	$21,406	$76,200
Operating ratio	81.4%	74.9%	80.1%	81.7%	71.8%	79.7%
Interest expense	$9,445	$4,196	$13,641	$15,811	$4,309	$20,120
Interest income	$902	$132	$1,034	$888	$155	$1,043
(Provision for)/benefit from income taxes	$(18,457)	$(4,443)	$(22,900)	$30,049	$(5,117)	$24,932
Carloads	409,537	57,842	467,379	394,971	55,333	450,304
Expenditures for additions to property & equipment, net of grants from outside parties	$53,985	$4,833	$58,818	$16,218	$18,842	$35,060
Revenues from our North American & European Operations were $300.0 million in the three months ended March 31, 2014, compared with $299.1 million in the three months ended March 31, 2013, an increase of $0.9 million, or 0.3%. The $0.9 million increase in revenues from our North American & European Operations consisted of an $8.1 million increase in freight revenues, partially offset by a $7.2 million decrease in non-freight revenues. The increase in freight revenues was primarily related to increased steam coal shipments and increased agricultural products shipments in the United States. The decrease in non-freight revenues was primarily related to a decrease in construction revenues as a result of delayed railroad construction projects due to winter weather.
Operating expenses from our North American & European Operations were $244.3 million in the three months ended March 31, 2014 and 2013. Included in operating expenses in the three months ended March 31, 2014 was an increase of $7.8 million from labor and benefits, primarily as a result of an increase in the average number of employees, overtime expenses resulting from the severe winter weather and benefit increases for existing employees, a $3.2 million increase in depreciation and amortization expense, primarily related to capital expenditures in 2013 including new business development projects, a $3.1 million increase in diesel fuel used in operations primarily resulting from locomotives idling longer due to the colder winter weather and an increase of $1.3 million in casualties and insurance expense primarily resulting from bridge damage associated with the extreme winter weather. These increases were offset by a $12.8 million decrease of RailAmerica integration costs, which were costs incurred in the three months ended March 31, 2013, and a $3.3 million decrease in materials, primarily related to delayed railroad construction projects at Atlas because of winter weather.

Revenues from our Australian Operations were $76.3 million in the three months ended March 31, 2014, compared with $75.9 million in the three months ended March 31, 2013, an increase of $0.4 million, or 0.6%. The $0.4 million increase in revenues consisted of a $1.9 million increase in non-freight revenues, partially offset by a $1.5 million decrease in freight revenues. The increase in non-freight revenues was primarily attributable to an increase in railcar switching revenues due to higher narrow gauge iron ore shipments. The $1.5 million decrease in freight revenues consisted of $8.1 million due to the depreciation of the Australian dollar relative to the United States dollar, partially offset by $4.1 million due to an 8.0% increase in average freight revenues per carload and $2.5 million due to a 2,509, or 4.5%, carload increase. The increase in average freight revenues per carload and carloads was primarily due to increased iron ore shipments and increased export grain traffic.
Operating expenses from our Australian Operations were $57.1 million in the three months ended March 31, 2014, compared with $54.4 million in the three months ended March 31, 2013, an increase of $2.7 million, or 4.9%. The increase in operating expenses included an increase in labor and benefits, trackage rights and purchased services related to additional expenses for maintenance of equipment, primarily resulting from the expansion of iron ore shipments in South Australia. Operating expenses in the three months ended March 31, 2014 also included a $1.2 million increase in depreciation and amortization expense primarily due to additional depreciation expense resulting from capital expenditures in 2013 including new business development projects. The depreciation of the Australian dollar relative to the United States dollar in the three months ended March 31, 2014 compared with the three months ended March 31, 2013 resulted in a $6.4 million decrease in operating expenses.
Liquidity and Capital Resources
During the three months ended March 31, 2014 and 2013, our cash from operating activities were $71.7 million and $64.8 million, respectively. For the three months ended March 31, 2014 and 2013, changes in working capital decreased net cash flow by $20.6 million and $29.1 million, respectively. The 2014 period included $27.4 million of net cash payments for 2013 capital projects. The 2013 period included $9.7 million of net cash payments for 2012 capital projects and $5.5 million in cash paid for expenses related to the integration of RailAmerica.
During the three months ended March 31, 2014 and 2013, our cash flows used in investing activities were $57.0 million and $33.0 million, respectively. For the three months ended March 31, 2014, primary drivers of cash used in investing activities were $71.6 million of cash used for capital expenditures, including $17.9 million for new business investments, partially offset by $12.8 million in cash received from grants from outside parties for capital spending, $1.6 million in cash proceeds from the sale of property and equipment and $0.3 million of insurance proceeds for the replacement of assets. For the three months ended March 31, 2013, primary drivers of cash used in investing activities were $37.9 million of cash used for capital expenditures, partially offset by $2.8 million in cash received from grants from outside parties for capital spending and $2.0 million in cash proceeds from the sale of property and equipment.
During the three months ended March 31, 2014 and 2013, our cash used in financing activities were $44.9 million and $66.8 million, respectively. For the three months ended March 31, 2014, primary drivers of cash used in financing activities were a net decrease in outstanding debt of $49.7 million, partially offset by net cash inflows of $4.9 million from exercises of stock-based awards. For the three months ended March 31, 2013, primary drivers of cash flows used in financing activities were a net decrease in outstanding debt of $66.1 million, $2.1 million of dividends paid to Series A-1 Preferred Stockholders and $1.5 million of fees paid to amend our credit facility, partially offset by $3.0 million in net cash received from exercises of stock-based awards.
At March 31, 2014, we had long-term debt, including current portion, totaling $1.6 billion, which was 41.9% of our total capitalization, and $405.5 million of unused borrowing capacity under our credit facility. At December 31, 2013, we had long-term debt, including current portion, totaling $1.6 billion, which was 43.1% of our total capitalization, and $406.0 million of unused borrowing capacity under our credit facility.
Based on current expectations, we believe our cash and other liquid assets, anticipated future cash flows, availability under our credit facility, access to debt and equity capital markets and sources of available financing will be sufficient to fund expected operating, capital and debt service requirements and other financial commitments for the foreseeable future.
Credit Facilities
As of March 31, 2014, our $425.0 million revolving credit facility consisted of $16.3 million in borrowings, $3.2 million in letter of credit guarantees and $405.5 million of unused borrowing capacity. As of March 31, 2014, we had outstanding revolving loans of $11.0 million in the United States with an interest rate of 1.90% and €3.9 million in Europe (or $5.3 million at the exchange rate on March 31, 2014) with an interest rate of 1.97%.

During the three months ended March 31, 2014, we made prepayments on our Australian term loan of A$34.0 million (or $30.5 million at the average exchange rates during the periods in which paid). As of March 31, 2014, we had outstanding term loans of $1.4 billion in the United States with an interest rate of 1.90% and A$114.8 million in Australia (or $106.4 million at the exchange rate on March 31, 2014) with an interest rate of 4.44%.
We intend to fund the $210 million cash purchase price of the assets comprising the western end of the DM&E rail line with borrowings under our existing Credit Agreement. In conjunction with financing the cash purchase price, we expect to amend and expand the size of our Credit Agreement from approximately $2.0 billion to $2.4 billion. We anticipate that the amended credit facility will be comprised of a $1.52 billion term loan, an A$220 million term loan and a $625 million revolving credit facility, of which we expect approximately $600 million of unused borrowing capacity at closing. In addition, we plan to extend the maturity of the entire facility from October 1, 2017 to May 31, 2019.
Our Credit Agreement requires us to comply with certain covenants. As of March 31, 2014, we were in compliance with these covenants. See Note 9, Long-Term Debt, of our Annual Report on Form 10-K for the year ended December 31, 2013 for additional information regarding our credit facilities.
Series A-1 Preferred Stock Converted into Common Stock on February 13, 2013
Pursuant to an investment agreement governing the sale of the Series A-1 Preferred Stock to affiliates of Carlyle Partners V, L.P. (Carlyle) in connection with the funding of the RailAmerica acquisition, on October 1, 2012, we completed the issuance of 350,000 shares of Series A-1 Preferred Stock at an issuance price of $1,000.00 per share for $349.4 million, net of issuance costs, to Carlyle. Dividends on the Series A-1 Preferred Stock were cumulative and payable quarterly in arrears in an amount equal to 5.00% per annum of the issuance price per share. Each share of the Series A-1 Preferred Stock was convertible at any time, at the option of the holder, into approximately 17.1 shares of Class A common stock, subject to customary conversion adjustments. The Series A-1 Preferred Stock was also mandatorily convertible into the relevant number of shares of Class A common stock on the second anniversary of the date of issuance, subject to the satisfaction of certain conditions. Furthermore, we had the ability to convert some or all of the Series A-1 Preferred Stock prior to the second anniversary of the date of issue of the Series A-1 Preferred Stock if the closing price of our Class A common stock on the New York Stock Exchange exceeded 130% of the conversion price (or $76.03) for 30 consecutive trading days, subject to the satisfaction of certain conditions. The conversion price of the Series A-1 Preferred Stock was set at approximately $58.49, which was a 4.5% premium to our stock price prior to the announcement of the RailAmerica acquisition.
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
2014 Budgeted Capital Expenditures
During the three months ended March 31, 2014, we incurred $44.9 million in aggregate capital expenditures, of which we paid $32.1 million in cash and accrued $12.8 million in accounts payable as of March 31, 2014. We expect to receive $2.5 million in grants from outside parties related to this year-to-date activity, which was included in outstanding grant receivables from outside parties as of March 31, 2014.
Cash of $71.6 million paid for purchases of property and equipment during the three months ended March 31, 2014 consisted of $32.1 million for 2014 capital projects and $39.5 million related to capital expenditures accrued in 2013. Grant proceeds during the three months ended March 31, 2014 consisted of $0.7 million for grants related to 2014 capital expenditures and $12.1 million for grants related to our capital expenditures from prior years.

Accordingly, capital expenditures for the three months ended March 31, 2014, as compared with our 2014 full year budgeted capital expenditures can be summarized as follows (dollars in thousands):

	2014 Budgeted	Actual for the
	Capital	Three Months Ended
	Expenditures	March 31, 2014
Track and equipment improvements, self-funded	$199,000	$23,118
Track and equipment improvements, subject to third party funding	73,000	3,876
New business development	53,000	17,926
Grants from outside parties	(58,000)	(2,451)
Net capital expenditures	$267,000	$42,469
Off-Balance Sheet Arrangements
An off-balance sheet arrangement includes any contractual obligation, agreement or transaction involving an unconsolidated entity under which we (1) have made guarantees, (2) have a retained or contingent interest in transferred assets, or a similar arrangement, that serves as credit, liquidity or market risk support to that entity for such assets, (3) have an obligation under certain derivative instruments or (4) have any obligation arising out of a material variable interest in such an entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing or hedging services with us. Our off-balance sheet arrangements as of December 31, 2013 consisted of operating lease obligations. There were no material changes in our off-balance sheet arrangements during the three months ended March 31, 2014.
Impact of Foreign Currencies on Operating Revenues and Expenses
When comparing the effects of average foreign currency exchange rates on operating revenues during the three months ended March 31, 2014 with the three months ended March 31, 2013, foreign currency translation had a negative impact on our consolidated operating revenues due to the weakening of the Australian and Canadian dollars relative to the United States dollar in the three months ended March 31, 2014. Currency effects related to operating revenues and expenses are presented within the discussion of these respective items included within this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Except as disclosed below, during the three months ended March 31, 2014, there were no material changes to the Quantitative and Qualitative Disclosures About Market Risk previously disclosed in our 2013 Annual Report on Form 10-K.
The following table summarizes the fair value of our derivative instruments recorded in the consolidated balance sheets as of March 31, 2014 and December 31, 2013 (dollars in thousands):

		Fair Value
	Balance Sheet Location	March 31, 2014	December 31, 2013
Asset Derivatives:
Derivatives designated as hedges:
Interest rate swap agreements	Other assets, net	$25,869	$36,987
Derivatives not designated as hedges:
Cross-currency swap agreement	Prepaid expenses and other	$12,495	$16,056

Liability Derivatives:
Derivatives designated as hedges:
Interest rate swap agreements	Accrued expenses	$2,034	$1,601
Interest rate swap agreements	Other long-term liabilities	887	838
Total liability derivatives designated as hedges		$2,921	$2,439

ITEM 4.	CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures — We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, the disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Internal Control Over Financial Reporting — During the three months ended March 31, 2014, there were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
For a discussion of our potential risks or uncertainties, please see Risk Factors in Part I, Item 1A of the Company’s 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission. There have been no material changes to the risk factors disclosed in Part I, Item 1A of our 2013 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
There were no unregistered sales of equity securities for the period covered by this Quarterly Report on Form 10-Q.
Issuer Purchases of Equity Securities

Period in 2014	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	1,164	$92.18	—	—
February 1 to February 28	10,524	$93.54	—	—
March 1 to March 31	23,426	$98.79	—	—
Total	35,114	$97.00	—	—

(1)
The 35,114 shares acquired in the three months ended March 31, 2014 represent common stock acquired by us from our employees who surrendered shares in lieu of cash either to fund their exercise of stock options or to pay taxes on equity awards granted under our Second Amended and Restated 2004 Omnibus Plan.

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

GENESEE & WYOMING INC.

Date:	May 9, 2014	By:	/S/ TIMOTHY J. GALLAGHER
		Name:	Timothy J. Gallagher
		Title:	Chief Financial Officer (Principal Financial Officer)

Date:	May 9, 2014	By:	/S/ CHRISTOPHER F. LIUCCI
		Name:	Christopher F. Liucci
		Title:	Chief Accounting Officer (Principal Accounting Officer)

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

101
The following financial information from Genesee & Wyoming Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL includes: (i) Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 and (v) the Notes to Consolidated Financial Statements.