Form 10-Q
period 2014-06-30
GENESEE & WYOMING INC
filed 2014-08-06
CIK 1012620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-Q
________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
(203) 202-8900
(Registrant's telephone number, including area code)
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO
Shares of common stock outstanding as of the close of business on August 1, 2014:

Class	Number of Shares Outstanding
Class A Common Stock	52,719,471
Class B Common Stock	1,062,985

Unless the context otherwise requires, when used in this Quarterly Report on Form 10-Q, the terms "Genesee & Wyoming," "G&W," the "Company," "we," "our" and "us" refer to Genesee & Wyoming Inc. and its subsidiaries. All references to currency amounts included in this Quarterly Report on Form 10-Q, including the financial statements, are in United States dollars unless specifically noted otherwise.

Forward-Looking Statements
This report and other documents referred to in this report contain forward-looking statements regarding future events and the future performance of Genesee & Wyoming Inc. that are based on current expectations, estimates and projections about our industry, our business and our performance, management's beliefs and assumptions made by management. Words such as "anticipates," "intends," "plans," "believes," "should," "seeks," "expects," "estimates," "trends," "outlook," variations of these words and similar expressions are intended to identify these forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast, including the following risks: risks related to the operation of our railroads; severe weather conditions and other natural occurrences, which could result in shutdowns, derailments or other substantial disruption of operations; consummation and integration of acquisitions; economic, political and industry conditions (including employee strikes or work stoppages); customer demand and changes in our operations, retention and contract continuation; legislative and regulatory developments, including changes in environmental and other laws and regulations to which we are subject; increased competition in relevant markets; funding needs and financing sources, including our ability to obtain government funding for capital projects; international complexities of operations, currency fluctuations, finance, tax and decentralized management; challenges of managing rapid growth including retention and development of senior leadership; unpredictability of fuel costs; susceptibility to various legal claims and lawsuits; increase in, or volatility associated with, expenses related to estimated claims, self-insured retention amounts and insurance coverage limits; consummation of new business opportunities; exposure to the credit risk of customers or counterparties; our ability to realize the expected synergies associated with acquisitions; susceptibility to the risks of doing business in foreign countries; and others including, but not limited to, those set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q, if any, and those noted in our 2013 Annual Report on Form 10-K under "Risk Factors." Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Forward-looking statements speak only as of the date of this report or as of the date they were made. We undertake no obligation to update the current expectations or forward-looking statements contained in this report.

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2014 and DECEMBER 31, 2013 (Unaudited)
(dollars in thousands, except share amounts)

	June 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,032	$62,876
Accounts receivable, net	352,283	325,453
Materials and supplies	36,214	31,295
Prepaid expenses and other	45,113	52,584
Deferred income tax assets, net	68,031	76,122
Total current assets	534,673	548,330
PROPERTY AND EQUIPMENT, net	3,778,487	3,440,744
GOODWILL	632,905	630,462
INTANGIBLE ASSETS, net	602,805	613,933
DEFERRED INCOME TAX ASSETS, net	3,007	2,405
OTHER ASSETS, net	58,491	83,947
Total assets	$5,610,368	$5,319,821
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$31,099	$84,366
Accounts payable	249,426	242,010
Accrued expenses	123,272	130,132
Total current liabilities	403,797	456,508
LONG-TERM DEBT, less current portion	1,731,939	1,540,346
DEFERRED INCOME TAX LIABILITIES, net	882,616	863,051
DEFERRED ITEMS - grants from outside parties	283,537	267,098
OTHER LONG-TERM LIABILITIES	40,797	43,748
COMMITMENTS AND CONTINGENCIES
EQUITY:
Class A common stock, $0.01 par value, one vote per share; 180,000,000 shares authorized at June 30, 2014 and December 31, 2013; 65,403,360 and 64,584,102 shares issued and 52,716,419 and 51,934,137 shares outstanding (net of 12,686,941 and 12,649,965 shares in treasury) on June 30, 2014 and December 31, 2013, respectively	654	646
Class B common stock, $0.01 par value, ten votes per share; 30,000,000 shares authorized at June 30, 2014 and December 31, 2013; 1,062,985 and 1,608,989 shares issued and outstanding on June 30, 2014 and December 31, 2013, respectively	11	16
Additional paid-in capital	1,319,645	1,302,521
Retained earnings	1,159,616	1,058,884
Accumulated other comprehensive income	10,982	6,089
Treasury stock, at cost	(223,887)	(220,361)
Total Genesee & Wyoming Inc. stockholders' equity	2,267,021	2,147,795
Noncontrolling interest	661	1,275
Total equity	2,267,682	2,149,070
Total liabilities and equity	$5,610,368	$5,319,821
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 and 2013 (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
OPERATING REVENUES	$414,563	$400,648	$790,842	$775,598
OPERATING EXPENSES:
Labor and benefits	116,556	109,781	233,303	219,087
Equipment rents	19,874	18,993	38,932	37,701
Purchased services	23,868	30,598	51,678	59,993
Depreciation and amortization	38,212	34,161	75,853	68,384
Diesel fuel used in operations	37,379	34,694	79,314	73,879
Casualties and insurance	12,752	10,043	22,385	17,994
Materials	19,325	22,784	35,444	41,714
Trackage rights	14,021	12,770	26,287	23,627
Net gain on sale of assets	(1,369)	(1,009)	(2,207)	(2,716)
Other expenses	23,836	20,416	44,869	52,318
Total operating expenses	304,454	293,231	605,858	591,981
INCOME FROM OPERATIONS	110,109	107,417	184,984	183,617
Interest income	241	950	1,275	1,993
Interest expense	(17,814)	(17,203)	(31,455)	(37,323)
Other income/(loss), net	920	(896)	1,186	(223)
Income before income taxes	93,456	90,268	155,990	148,064
Provision for income taxes	(32,567)	(25,218)	(55,467)	(286)
Net income	60,889	65,050	100,523	147,778
Less: Net income/(loss) attributable to noncontrolling interest	161	280	(209)	446
Less: Series A-1 Preferred Stock dividend	—	—	—	2,139
Net income available to common stockholders	$60,728	$64,770	$100,732	$145,193
Basic earnings per common share attributable to Genesee & Wyoming Inc. common stockholders	$1.10	$1.19	$1.83	$2.75
Weighted average shares - Basic	55,054	54,434	54,949	52,891
Diluted earnings per common share attributable to Genesee & Wyoming Inc. common stockholders	$1.07	$1.14	$1.77	$2.60
Weighted average shares - Diluted	56,948	56,676	56,910	56,633
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 and 2013 (Unaudited)
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
NET INCOME	$60,889	$65,050	$100,523	$147,778
OTHER COMPREHENSIVE INCOME/(LOSS):
Foreign currency translation adjustment	14,423	(47,824)	18,177	(53,171)
Net unrealized (loss)/gain on qualifying cash flow hedges, net of tax benefit/(provision) of $4,307, ($8,182), $8,946 and ($11,141), respectively	(6,460)	12,274	(13,419)	16,712
Changes in pension and other postretirement benefits, net of tax (provision) of ($38), ($56), ($76) and ($113), respectively	67	98	135	196
Other comprehensive income/(loss)	8,030	(35,452)	4,893	(36,263)
COMPREHENSIVE INCOME	68,919	29,598	105,416	111,515
Less: Comprehensive income/(loss) attributable to noncontrolling interest	161	280	(209)	446
COMPREHENSIVE INCOME ATTRIBUTABLE TO GENESEE & WYOMING INC.	$68,758	$29,318	$105,625	$111,069
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 and 2013 (Unaudited)
(dollars in thousands)

	Six Months Ended
	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$100,523	$147,778
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,853	68,384
Compensation cost related to equity awards	6,011	10,749
Excess tax benefit from share-based compensation	(4,182)	(5,666)
Deferred income taxes	36,453	(18,802)
Net gain on sale of assets	(2,207)	(2,716)
Insurance proceeds received	—	10,353
Changes in assets and liabilities which provided/(used) cash, net of effect of acquisitions:
Accounts receivable, net	(26,616)	(45,254)
Materials and supplies	(1,288)	(1,842)
Prepaid expenses and other	7,620	(2,111)
Accounts payable and accrued expenses	6,454	(13,412)
Other assets and liabilities, net	1,442	5,242
Net cash provided by operating activities	200,063	152,703
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(174,921)	(112,334)
Grant proceeds from outside parties	27,644	6,008
Cash paid for acquisitions, net of cash acquired	(220,542)	—
Insurance proceeds for the replacement of assets	1,172	—
Proceeds from disposition of property and equipment	3,365	3,198
Net cash used in investing activities	(363,282)	(103,128)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term borrowings, including capital leases	(187,945)	(267,961)
Proceeds from issuance of long-term debt	318,171	168,998
Debt amendment costs	(3,880)	(1,880)
Proceeds from employee stock purchases	6,928	9,177
Treasury stock purchases	(3,526)	(7,735)
Dividends paid on Series A-1 Preferred Stock	—	(2,139)
Excess tax benefit from share-based compensation	4,182	5,666
Net cash provided by/(used in) financing activities	133,930	(95,874)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(555)	64
DECREASE IN CASH AND CASH EQUIVALENTS	(29,844)	(46,235)
CASH AND CASH EQUIVALENTS, beginning of period	62,876	64,772
CASH AND CASH EQUIVALENTS, end of period	$33,032	$18,537
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:
The interim consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and are unaudited. They do not contain all disclosures which would be required in a full set of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, the unaudited financial statements for the three and six months ended June 30, 2014 and 2013 are presented on a basis consistent with the audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods presented. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The consolidated balance sheet data for 2013 was derived from the audited financial statements in the Company's 2013 Annual Report on Form 10-K but does not include all disclosures required by U.S. GAAP.
The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2013 included in the Company's 2013 Annual Report on Form 10-K.
2. CHANGES IN OPERATIONS:
United States
Rapid City, Pierre & Eastern Railroad: On May 30, 2014, the Company's new subsidiary, Rapid City, Pierre & Eastern Railroad, Inc. (RCP&E), purchased the assets comprising the western end of Canadian Pacific Railway Limited's (CP) Dakota, Minnesota & Eastern Railroad Corporation (DM&E) rail line for a cash purchase price of $217.7 million, including the purchase of materials and supplies, railcars, equipment and vehicles. RCP&E commenced freight service on the line on June 1, 2014. The results of operations from RCP&E have been included in the Company's statement of operations since the acquisition date within the Company's North American & European Operations segment.
RCP&E operates approximately 670 miles of rail line between Tracy, Minnesota and Rapid City, South Dakota; north of Rapid City to Colony, Wyoming; south of Rapid City to Dakota Junction, Nebraska; and connecting branch lines as well as trackage from Dakota Junction to Crawford, Nebraska, currently leased to the Nebraska Northwestern Railroad Inc. (NNW). Customers on the RCP&E ship approximately 52,000 carloads annually of grain, bentonite clay, ethanol, fertilizer and other products. RCP&E has the ability to interchange with CP, Union Pacific Railroad, BNSF Railway Company and NNW. RCP&E has approximately 180 employees, most of whom were hired from the DM&E operations.
The Company accounted for the acquisition as a business combination using the acquisition method of accounting under U.S. GAAP. The following preliminary acquisition-date fair values assigned to the acquired net assets will be finalized upon the completion of the Company's fair value analysis (dollars in thousands):

Materials and supplies	$2,572
Prepaid expenses and other	116
Property and equipment	215,116
Total assets	217,804
Accounts payable and accrued expenses	108
Net assets	$217,696
RailAmerica, Inc.: As further described in the Company's 2013 Annual Report on Form 10-K, on October 1, 2012, the Company acquired 100% of RailAmerica, Inc.'s (RailAmerica) outstanding shares for cash at a price of $27.50 per share, or total consideration of $2.0 billion (equity purchase price of $1.4 billion plus net debt of $659.2 million). Headquartered in Jacksonville, Florida with approximately 2,000 employees, RailAmerica owned and operated 45 short line freight railroads in North America with approximately 7,100 miles of track in 28 U.S. states and three Canadian provinces as of the October 1, 2012 acquisition date. The Company incurred $1.2 million and $14.0 million of RailAmerica integration and acquisition costs during the three and six months ended June 30, 2013, respectively.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Canada
Tata Steel Minerals Canada Ltd.: In August 2012, the Company announced that its newly formed subsidiary, KeRail Inc. (KeRail), entered into a long-term agreement with Tata Steel Minerals Canada Ltd. (TSMC), for KeRail to provide rail transportation services to the direct shipping iron ore mine TSMC is developing near Schefferville, Quebec in the Labrador Trough (the Mine). In June 2014, KeRail completed construction of an approximately 25-kilometer rail line that connects the Mine to the Tshiuetin Rail Transportation interchange point in Schefferville. Operated as part of the Company's Canada Region, KeRail is expected to haul unit trains of iron ore from its rail connection with the Mine, which will then travel over three privately owned railways to the Port of Sept-Îles for export primarily to Tata Steel Limited's European operations. Upon receipt of the necessary permits from the Canadian and provincial governments, the Company expects to commence shipments in the third quarter of 2014.
Results from Operations
When comparing the Company's results from operations from one reporting period to another, it is important to consider that the Company has historically experienced fluctuations in revenues and expenses due to acquisitions, changing economic conditions, competitive forces, changes in foreign currency exchange rates, one-time freight moves, fuel price fluctuations, customer plant expansions and shut-downs, sales of property and equipment, derailments and weather-related conditions, such as hurricanes, cyclones, tornadoes, droughts, heavy snowfall, unseasonably hot or cold weather, freezing and flooding. In periods when these events occur, the Company's results of operations are not easily comparable from one period to another. Finally, certain of the Company's railroads have shipments that are sensitive to general economic conditions, such as steel products, paper products and lumber and forest products, as well as product specific market conditions, such as the availability of lower priced alternative sources of power generation (coal) or energy commodity price differentials (crude oil). Other shipments are relatively less affected by economic conditions and are more closely affected by other factors, such as winter weather (salt) and seasonal rainfall (agricultural products). As a result of these and other factors, the Company's results of operations in any reporting period may not be directly comparable to its results of operations in other reporting periods.
3. EARNINGS PER COMMON SHARE:
The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2014 and 2013 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerators:
Net income attributable to Genesee & Wyoming Inc. common stockholders	$60,728	$64,770	$100,732	$147,332
Less: Series A-1 Preferred Stock dividend	—	—	—	2,139
Net income available to common stockholders	$60,728	$64,770	$100,732	$145,193
Denominators:
Weighted average Class A common shares outstanding - Basic	55,054	54,434	54,949	52,891
Weighted average Class B common shares outstanding	1,519	1,700	1,564	1,713
Dilutive effect of employee stock-based awards	375	542	397	574
Dilutive effect of Series A-1 Preferred Stock	—	—	—	1,455
Weighted average shares - Diluted	56,948	56,676	56,910	56,633
Earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:
Basic earnings per common share	$1.10	$1.19	$1.83	$2.75
Diluted earnings per common share	$1.07	$1.14	$1.77	$2.60

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company's basic and diluted earnings per common share calculations reflect the weighted average shares issuable upon settlement of the prepaid stock purchase contract component of the Company's Tangible Equity Units (TEUs). For purposes of determining the number of shares included in the calculation, the Company used the market price of its Class A common stock at the period end date.
The following total number of Class A common stock issuable under the assumed exercise of stock options computed based on the treasury stock method were excluded from the calculation of diluted earnings per common share, as the effect of including these shares would have been antidilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Antidilutive shares	256	98	215	87
Series A-1 Preferred Stock Converted into Common Stock on February 13, 2013
On February 13, 2013, the Company converted all of its outstanding Series A-1 Preferred Stock into 5,984,232 shares of the Company's Class A common stock. The conversion resulted in an increase in the Company's weighted average basic shares outstanding of 5,984,232 and 4,529,502 for the six months ended June 30, 2014 and 2013, respectively.
For basic earnings per common share for the six months ended June 30, 2013, the Company deducted the cumulative dividends on the Series A-1 Preferred Stock in calculating net income available to common stockholders (i.e., the numerator in the calculation of basic earnings per common share) divided by the weighted average number of common shares outstanding during each period. For diluted earnings per common share, the Company used the if-converted method when calculating diluted earnings per common share prescribed under U.S. GAAP.
4. ACCOUNTS RECEIVABLE:
Accounts receivable consisted of the following as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014	December 31, 2013
Accounts receivable - trade	$294,717	$264,562
Accounts receivable - grants from outside parties	25,928	33,003
Accounts receivable - insurance and other third-party claims	36,473	31,643
Total accounts receivable	357,118	329,208
Less: Allowance for doubtful accounts	(4,835)	(3,755)
Accounts receivable, net	$352,283	$325,453
Grants from Outside Parties
The Company periodically receives grants for the upgrade and construction of rail lines and the upgrade of locomotives from federal, provincial, state and local agencies and other outside parties in the United States, Canada and Australia. These grants typically reimburse the Company for 50% to 100% of the actual cost of specific projects. In total, the Company received grant proceeds of $27.6 million and $6.0 million in the six months ended June 30, 2014 and 2013, respectively, from such grant programs. The proceeds were presented as cash inflows from investing activities within each of the applicable periods.
None of the Company's grants represent a future liability of the Company unless the Company abandons the rehabilitated or new track structure within a specified period of time, fails to maintain the upgraded or new track to certain standards and to make certain minimum capital improvements or ceases use of the locomotives within the specified geographic area and time period, as defined in the respective agreements. As the Company intends to comply with these agreements, the Company has recorded additions to track property and locomotives and has deferred the amount of the grants. The amortization of deferred grants is a non-cash offset to depreciation expense over the useful lives of the related assets. The Company recorded offsets to depreciation expense from grant amortization of $2.8 million and $2.2 million during the three months ended June 30, 2014 and 2013, respectively, and $5.4 million and $4.4 million during the six months ended June 30, 2014 and 2013, respectively.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Insurance and Third-Party Claims
Accounts receivable from insurance and other third-party claims at June 30, 2014 included $21.4 million from the Company's North American & European Operations and $15.1 million from the Company's Australian Operations. The balance from the Company's North American & European Operations resulted predominately from the Company's anticipated insurance recoveries associated with a derailment in Alabama (the Aliceville Derailment in November 2013). The balance from the Company's Australian Operations resulted predominately from the Company's anticipated insurance recoveries associated with two derailments in Australia's Northern Territory (the Muckaty Derailment in June 2012 and the Edith River Derailment in December 2011). The Company received proceeds from insurance totaling $1.2 million and $10.4 million for the six months ended June 30, 2014 and 2013, respectively.
5. LONG-TERM DEBT:
Credit Facilities
On May 27, 2014, the Company entered into Amendment No. 2 to the Senior Secured Syndicated Credit Facility Agreement (Amendment No. 2), dated October 1, 2012, as amended by Amendment No. 1, dated March 28, 2013, pursuant to which the Company's Senior Secured Syndicated Credit Facility Agreement was amended and restated (Amended and Restated Credit Agreement). The credit facilities under the Amended and Restated Credit Agreement are comprised of a $1,520.0 million United States term loan, an A$216.8 million (or $200.3 million at the exchange rate on May 27, 2014) Australian term loan and a $625.0 million revolving credit facility. Amendment No. 2 also extended the maturity date of each of the Company's credit facilities to May 31, 2019. The revolving credit facility includes borrowing capacity for letters of credit and swingline loans.
The Amended and Restated Credit Agreement provides that borrowings under the revolving credit facility may be denominated in United States dollars, Australian dollars, Canadian dollars and Euros. At the Company's election, at the time of entering into specific borrowings, interest on borrowings is calculated under a "Base Rate" or "LIBOR/BBSW Rate." LIBOR is the London Interbank Offered Rate. BBSW is the Bank Bill Swap Reference Rate within Australia, which the Company believes is generally considered the Australian equivalent to LIBOR. The applicable borrowing spread for the Base Rate loans will initially be 0.75% over the base rate, and, following the Company's first quarterly compliance certificate will range from 0.0% to 1.0% depending upon the Company's total leverage ratio. The applicable borrowing spread for LIBOR/BBSW Rate loans, will initially be 1.75% over the LIBOR or BBSW, and, following the Company's first quarterly compliance certificate will range from 1.0% to 2.0% depending upon the Company's total leverage ratio.
In addition to paying interest on any outstanding borrowings under the Amended and Restated Credit Agreement, the Company is required to pay a commitment fee related to the unutilized portion of the commitments under the revolving credit facility. The commitment fee rate will initially be 0.3%, and, following the Company's first quarterly compliance certificate will range from 0.2% to 0.3% depending upon the Company's total leverage ratio.
In connection with the Amended and Restated Credit Agreement, the Company wrote-off $4.7 million of unamortized deferred financing fees and capitalized an additional $3.6 million of new fees. Deferred financing costs are amortized as additional interest expense over the terms of the related debt using the effective-interest method for the term loan debt and the straight-line method for the revolving credit facility.
During the three months ended June 30, 2014, the Company made prepayments on its United States term loan of $30.0 million and prepayments on the Australian term loan of A$12.0 million (or $11.3 million at the exchange rate on June 30, 2014). As of June 30, 2014, the Company had outstanding term loans of $1,490.0 million with an interest rate of 1.90% and A$204.8 million (or $193.0 million at the exchange rate on June 30, 2014) with an interest rate of 4.46%.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The United States dollar-denominated and Australian dollar-denominated term loans will amortize in quarterly installments commencing with the quarter ending September 30, 2015, with the remaining principal balance payable upon maturity, as set forth below (dollars in thousands):

	Quarterly Payment Date	Principal Amount of Each Quarterly Installment
United States:	September 30, 2015 through June 30, 2017		$19,000
	September 30, 2017 through March 31, 2019		$38,000
	Maturity date - May 31, 2019		$1,072,000

Australia:	September 30, 2015 through June 30, 2017	A$	2,710
	September 30, 2017 through March 31, 2019	A$	5,420
	Maturity date - May 31, 2019	A$	145,180
The revolving credit facility under the Amended and Restated Credit Agreement includes sub-limits for revolving loans denominated in various currencies, including as of June 30, 2014 (a) up to $275.0 million under the United States dollar-denominated portion of the revolving credit facility, (b) up to $200.0 million under the Australian dollar-denominated portion of the revolving credit facility, (c) up to $100.0 million under the Canadian dollar-denominated portion of the revolving credit facility and (d) up to $50.0 million under the Euro-denominated portion of the revolving credit facility, with the ability to reallocate commitments among the sub-limits, provided that the total amount of all Australian dollar, Canadian dollar and Euro sub-limits cannot exceed US$400.0 million. In addition, the existing swingline credit facility portion of the revolving credit facility available under the United States dollar-denominated revolving credit facility increased from $30.0 million to $50.0 million.
The Amended and Restated Credit Agreement contains a number of customary affirmative and negative covenants, which are substantially consistent with the terms of the credit agreement prior to giving effect to Amendment No. 2 under the Amended and Restated Credit Agreement with respect to which the Company must maintain compliance. Those covenants, among other things, limit or prohibit the Company's ability, subject to certain exceptions, to incur additional indebtedness; create liens; make investments; pay dividends on capital stock or redeem, repurchase or retire capital stock; consolidate or merge or make acquisitions or dispose of assets; enter into sale and leaseback transactions; engage in any business unrelated to the business currently conducted by the Company; sell or issue capital stock of any of the Company's restricted subsidiaries; change the Company's fiscal year; enter into certain agreements containing negative pledges and upstream limitations and engage in certain transactions with affiliates. Under the Amended and Restated Credit Agreement, the Company may not have an interest coverage ratio less than 3.50 to 1.00 as of the last day of any fiscal quarter. Amendment No. 2 modified the leverage ratios. Under the Amended and Restated Credit Agreement, the Company may not exceed specified maximum total leverage ratios as described in the following table:

Period	Maximum Total Leverage Ratio
May 27, 2014 through June 30, 2015	4.25 to 1.00
July 1, 2015 through June 30, 2016	3.75 to 1.00
July 1, 2016 through May 31, 2019	3.50 to 1.00
As of June 30, 2014, the Company was in compliance with the covenants under the Amended and Restated Credit Agreement, including the maximum total leverage covenant noted above. As of June 30, 2014, the Company's usage under its $625.0 million revolving credit facility consisted of $44.4 million in borrowings, $3.0 million in letter of credit guarantees and $577.5 million of unused borrowing capacity. As of June 30, 2014, the Company had outstanding revolving loans of $11.0 million in United States dollar-denominated borrowings with an interest rate of 1.90%, A$15.0 million in Australian dollar-denominated borrowings (or $14.1 million at the exchange rate on June 30, 2014) with an interest rate of 6.47%, C$14.0 million in Canadian dollar-denominated borrowings (or $13.1 million at the exchange rate on June 30, 2014) with an interest rate of 2.99% and €4.5 million in Euro-denominated borrowings (or $6.2 million at the exchange rate on June 30, 2014) with an interest rate of 1.83%.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

6. DERIVATIVE FINANCIAL INSTRUMENTS:
The Company actively monitors its exposure to interest rate and foreign currency exchange rate risks and uses derivative financial instruments to manage the impact of these risks. The Company uses derivatives only for purposes of managing risk associated with underlying exposures. The Company does not trade or use derivative instruments with the objective of earning financial gains on the interest rate or exchange rate fluctuations alone, nor does the Company use derivative instruments where it does not have underlying exposures. Complex instruments involving leverage or multipliers are not used. The Company manages its hedging position and monitors the credit ratings of counterparties and does not anticipate losses due to counterparty nonperformance. Management believes its use of derivative instruments to manage risk is in the Company's best interest. However, the Company's use of derivative financial instruments may result in short-term gains or losses and increased earnings volatility. The Company's instruments are recorded in the consolidated balance sheets at fair value in prepaid expenses and other, other assets, net, accrued expenses or other long-term liabilities.
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
The Company matches the hedge instrument to the underlying hedged item (assets, liabilities, firm commitments or forecasted transactions). At inception of the hedge and at least quarterly thereafter, the Company assesses whether the derivatives used to hedge transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. When it is determined that a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting, and any gains or losses on the derivative instrument thereafter are recognized in earnings during the period it no longer qualifies for hedge accounting.
From time to time, the Company may enter into certain derivative instruments that may not be designated as hedges for accounting purposes. For example, to mitigate currency exposures related to intercompany debt, cross-currency swap contracts may be entered into for periods consistent with the underlying debt. The Company believes such instruments are closely correlated with the underlying exposure, thus reducing the associated risk. The gains or losses from the changes in the fair value of derivative instruments not accounted for using hedge accounting are recognized in current period earnings within other income/(loss), net.
Interest Rate Risk Management
The Company uses interest rate swap agreements to manage its exposure to the changes in interest rates on the Company's variable rate debt. These swap agreements are recorded in the consolidated balance sheets at fair value. Changes in the fair value of the swap agreements are recorded in net income or other comprehensive income/(loss), based on whether the agreements are designated as part of a hedge transaction and whether the agreements are effective in offsetting the change in the value of the future interest payments attributable to the underlying portion of the Company's variable rate debt. Interest payments accrued each reporting period for these interest rate swaps are recognized in interest expense. The Company formally documents its hedge relationships, including identifying the hedge instruments and hedged items, as well as its risk management objectives and strategies for entering into the hedge transaction.

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
On November 9, 2012, the Company entered into multiple 10-year forward starting interest rate swap agreements to manage the exposure to changes in interest rates on the Company's variable rate debt. It remains probable that the Company will either issue $300.0 million of fixed-rate debt or have $300.0 million of variable-rate debt under the Company's commercial banking lines. The forward starting interest rate swap agreements are expected to settle in cash on September 30, 2016. The Company expects any gains or losses on settlement will be amortized over the life of the respective swaps.
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
The fair values of the Company's interest rate swap agreements were estimated based on Level 2 inputs. The Company's effectiveness testing during the three and six months ended June 30, 2014 resulted in no amount of gain or loss reclassified from accumulated other comprehensive income into earnings due to ineffectiveness. During the three and six months ended June 30, 2014, $0.6 million and $1.0 million, respectively, of existing net losses were realized and recorded as interest expense in the consolidated statements of operations. During the three and six months ended June 30, 2013, $1.2 million and $1.9 million, respectively, of existing net losses were realized and recorded as interest expense in the consolidated statements of operations. Based on the Company's fair value assumptions as of June 30, 2014, it expects to realize $2.8 million of existing net losses that are reported in accumulated other comprehensive income into earnings within the next 12 months. See Note 10, Accumulated Other Comprehensive Income, for additional information regarding the Company's cash flow hedges.
Foreign Currency Exchange Rate Risk
As of June 30, 2014, the Company's foreign subsidiaries had $228.9 million of third-party debt denominated in the local currencies in which the Company's foreign subsidiaries operate, including the Australian dollar, Canadian dollar and the Euro. The debt service obligations associated with this foreign currency debt are generally funded directly from those foreign operations. As a result, foreign currency risk related to this portion of the Company's debt service payments is limited. However, in the event the foreign currency debt service is not paid by the Company's foreign subsidiaries and is paid by United States subsidiaries, the Company may face exchange rate risk if the Australian dollar, Canadian dollar or Euro were to appreciate relative to the United States dollar and require higher United States dollar equivalent cash.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company is also exposed to foreign currency exchange rate risk related to its foreign subsidiaries, including non-functional currency intercompany debt, typically associated with intercompany debt from the Company's United States subsidiaries to its foreign subsidiaries associated with acquisitions and any timing difference between announcement and closing of an acquisition of a foreign business. To mitigate currency exposures related to non-functional currency denominated intercompany debt, cross-currency swap contracts may be entered into for periods consistent with the underlying debt. In determining the fair value of the derivative contract, the significant inputs to valuation models are quoted market prices of similar instruments in active markets. To mitigate currency exposures of non-United States dollar-denominated acquisitions, the Company may enter into foreign exchange forward contracts. Although cross-currency swap and foreign exchange forward derivative contracts used to mitigate exposures on foreign currency intercompany debt do not qualify for hedge accounting, the Company believes that such instruments are closely correlated with the underlying exposure, thus reducing the associated risk. The gains or losses from changes in the fair value of derivative instruments that do not qualify for hedge accounting are recognized in current period earnings within other income/(loss), net.
To mitigate the foreign currency exchange rate risk related to a non-functional currency intercompany loan between the United States and Australian entities, the Company entered into two Australian dollar/United States dollar floating to floating cross-currency swap agreements (the Swaps), effective as of December 3, 2012 and originally set to expire on December 1, 2014. On May 23, 2014, the intercompany loan was repaid and the Company terminated the Swaps. In connection with the termination, the Company paid A$105 million and received $108.9 million, net of the Company's quarterly settlement payments of $0.6 million. The Swaps required the Company to pay Australian dollar BBSW plus 3.25% based on a notional amount of A$105.0 million and allowed the Company to receive United States LIBOR plus 2.82% based on a notional amount of $109.6 million on a quarterly basis. As a result of the quarterly net settlement payments, the Company realized a net expense of $0.6 million and $1.2 million within interest expense for the three and six months ended June 30, 2014, respectively and $0.7 million and $1.5 million for the three and six months ended June 30, 2013, respectively. In addition, the Company recognized a net expense of $0.3 million and $0.1 million within other income/(loss), net related to the settlement of the derivative agreement and the mark-to-market of the underlying intercompany debt instrument to the exchange rate for the three and six months ended June 30, 2014, respectively.
The following table summarizes the fair value of the Company's derivative instruments recorded in the consolidated balance sheets as of June 30, 2014 and December 31, 2013 (dollars in thousands):

		Fair Value
	Balance Sheet Location	June 30, 2014	December 31, 2013
Asset Derivatives:
Derivatives designated as hedges:
Interest rate swap agreements	Other assets, net	$15,686	$36,987
Derivatives not designated as hedges:
Cross-currency swap agreement	Prepaid expenses and other	$—	$16,056

Liability Derivatives:
Derivatives designated as hedges:
Interest rate swap agreements	Accrued expenses	$2,781	$1,601
Interest rate swap agreements	Other long-term liabilities	724	838
Total liability derivatives designated as hedges		$3,505	$2,439
The following table shows the effect of the Company's derivative instruments designated as cash flow hedges for the three and six months ended June 30, 2014 and 2013 in other comprehensive income/(loss) (OCI) (dollars in thousands):

	Total Cash Flow Hedge OCI Activity, Net of Tax
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Derivatives Designated as Cash Flow Hedges:
Effective portion of changes in fair value recognized in OCI:
Interest rate swap agreements	$(6,460)	$12,274	$(13,419)	$16,712

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table shows the effect of the Company's derivative instruments not designated as hedges for the three and six months ended June 30, 2014 and 2013 in the consolidated statements of operations (dollars in thousands):

		Amount Recognized in Earnings
		Three Months Ended		Six Months Ended
	Location of Amount Recognized in Earnings	June 30,		June 30,
		2014	2013	2014	2013
Derivative Instruments Not Designated as Hedges:
Cross-currency swap agreement	Interest (expense)/income	$(630)	$(717)	$(1,184)	$(1,532)
Cross-currency swap agreement	Other income/(loss), net	(262)	26	(86)	22
		$(892)	$(691)	$(1,270)	$(1,510)
7. FAIR VALUE OF FINANCIAL INSTRUMENTS:
The following methods and assumptions were used to estimate the fair value of each class of financial instruments held by the Company:

•
Financial Instruments Carried at Fair Value: Derivative instruments are recorded on the balance sheet as either assets or liabilities measured at fair value. During the reporting period, the Company's derivative financial instruments consisted of interest rate swap agreements and cross-currency swap agreements. The Company estimated the fair value of its interest rate swap agreements based on Level 2 valuation inputs, including fixed interest rates, LIBOR implied forward interest rates and the remaining time to maturity. The Company estimated the fair value of its cross-currency swap agreements based on Level 2 valuation inputs, including LIBOR implied forward interest rates, Australian dollar BBSW implied forward interest rates and the remaining time to maturity.

•
Financial Instruments Carried at Historical Cost: The fair value of the Company's long-term debt was estimated using a discounted cash flow analysis based on Level 2 valuation inputs, including borrowing rates the Company believes are currently available to it for loans with similar terms and maturities.

The following table presents the Company's financial instruments that are carried at fair value using Level 2 inputs at June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014	December 31, 2013
Financial instruments carried at fair value using Level 2 inputs:
Financial assets carried at fair value:
Interest rate swap agreements	$15,686	$36,987
Cross-currency swap agreement	—	16,056
Total financial assets carried at fair value	$15,686	$53,043
Financial liabilities carried at fair value:
Interest rate swap agreements	$3,505	$2,439
Total financial liabilities carried at fair value	$3,505	$2,439

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the carrying value and fair value using Level 2 inputs of the Company's financial instruments carried at historical cost at June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities carried at historical cost:
United States term loan	$1,490,000	$1,477,987	$1,433,414	$1,429,204
Australian term loan	193,004	191,128	134,436	135,491
Revolving credit facility	44,422	44,658	15,949	15,956
Amortizing notes component of tangible equity units	16,591	16,562	21,878	21,698
Other debt	19,021	18,872	19,035	18,996
Total	$1,763,038	$1,749,207	$1,624,712	$1,621,345
8. INCOME TAXES:
The United States Short Line Tax Credit is an income tax track maintenance credit for Class II and Class III railroads to reduce their federal income tax based on qualified railroad track maintenance expenditures. Qualified expenditures include amounts incurred for maintaining track, including roadbed, bridges and related track structures owned or leased by a Class II or Class III railroad. The credit is equal to 50% of the qualified expenditures, subject to an annual limitation of $3,500 multiplied by the number of miles of railroad track owned or leased by the Class II or Class III railroads as of the end of their tax year. The United States Short Line Tax Credit was in existence from 2005 through 2011. On January 2, 2013, the United States Short Line Tax Credit was extended for 2012 and 2013. The extension of the United States Short Line Tax Credit produced book income tax benefits of $7.5 million and $52.4 million for the three and six months ended June 30, 2013, respectively. The total tax credit impact in the six months ended June 30, 2013 included $41.0 million for the retroactive fiscal year 2012 tax benefit and $11.5 million associated with the six months ended June 30, 2013. Since the extension became law in 2013, the 2012 impact was recorded in the first quarter of 2013.
The Company's effective income tax rate in the three months ended June 30, 2014 was 34.8%, compared with 27.9% in the three months ended June 30, 2013. The Company's provision for income tax for the six months ended June 30, 2014 was $55.5 million, which represented 35.6% of income before income taxes and included a benefit of $1.0 million as a result of adjusting the Company's deferred income taxes to reflect the impact of the RCP&E acquisition. Excluding the $41.0 million retroactive income tax benefit from the United States Short Line Tax Credit, the Company's provision for income tax for the six months ended June 30, 2013 was $41.2 million, which represented 27.9% of income before income taxes other than the retroactive benefit from the United States Short Line Tax Credit. The increase in the effective income tax rates for the three and six months ended June 30, 2014 was primarily attributable to the expiration of the Short Line Tax Credit on December 31, 2013.
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

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

10. ACCUMULATED OTHER COMPREHENSIVE INCOME:
The following tables set forth accumulated other comprehensive income included in the consolidated balance sheets (dollars in thousands):

	Foreign Currency Translation Adjustment	Defined Benefit Plans	Net Unrealized Gain/(Loss) on Cash Flow Hedges		Accumulated Other Comprehensive Income/(Loss)
Balance, December 31, 2013	$(14,687)	$214	$20,562		$6,089
Other comprehensive income/(loss) before reclassifications	18,177	135	(12,810)		5,502
Amounts reclassified from accumulated other comprehensive income, net of tax benefit of $406	—	—	(609)	(a)	(609)
Current period change	18,177	135	(13,419)		4,893
Balance, June 30, 2014	$3,490	$349	$7,143		$10,982

	Foreign Currency Translation Adjustment	Defined Benefit Plans	Net Unrealized Gain/(Loss) on Cash Flow Hedges		Accumulated Other Comprehensive Income/(Loss)
Balance, December 31, 2012	$47,845	$(148)	$(426)		$47,271
Other comprehensive income/(loss) before reclassifications	(53,171)	196	17,851		(35,124)
Amounts reclassified from accumulated other comprehensive income, net of tax benefit of $759	—	—	(1,139)	(a)	(1,139)
Current period change	(53,171)	196	16,712		(36,263)
Balance, June 30, 2013	$(5,326)	$48	$16,286		$11,008
(a) Existing net losses realized and recorded in interest expense on the consolidated statements of operations (see Note 6, Derivative Financial Instruments).
11. SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
As of June 30, 2014 and 2013, the Company had outstanding receivables from outside parties for the funding of capital expenditures of $25.9 million and $34.1 million, respectively. At June 30, 2014 and 2013, the Company also had $27.8 million and $26.7 million, respectively, of purchases of property and equipment that were not paid and, accordingly, were accrued in accounts payable in the normal course of business.
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

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables set forth the Company's North American & European Operations and Australian Operations for the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	North American & European Operations	Australian Operations	Total Operations	North American & European Operations	Australian Operations	Total Operations
Operating revenues	$331,444	$83,119	$414,563	$317,216	$83,432	$400,648
Income from operations	$84,528	$25,581	$110,109	$82,122	$25,295	$107,417
Depreciation and amortization	$31,040	$7,172	$38,212	$27,388	$6,773	$34,161
Interest expense	$14,280	$3,534	$17,814	$13,282	$3,921	$17,203
Interest income	$192	$49	$241	$915	$35	$950
Provision for income taxes	$(26,007)	$(6,560)	$(32,567)	$(19,379)	$(5,839)	$(25,218)
Expenditures for additions to property & equipment, net of grants from outside parties	$85,412	$3,047	$88,459	$59,215	$13,558	$72,773

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	North American & European Operations	Australian Operations	Total Operations	North American & European Operations	Australian Operations	Total Operations
Operating revenues	$631,431	$159,411	$790,842	$616,311	$159,287	$775,598
Income from operations	$140,218	$44,766	$184,984	$136,916	$46,701	$183,617
Depreciation and amortization	$61,619	$14,234	$75,853	$54,799	$13,585	$68,384
Interest expense	$23,725	$7,730	$31,455	$29,093	$8,230	$37,323
Interest income	$1,094	$181	$1,275	$1,804	$189	$1,993
(Provision for)/benefit from income taxes	$(44,464)	$(11,003)	$(55,467)	$10,670	$(10,956)	$(286)
Expenditures for additions to property & equipment, net of grants from outside parties	$139,397	$7,880	$147,277	$73,926	$32,400	$106,326
The following table sets forth the property and equipment recorded in the consolidated balance sheets for the Company's North American & European Operations and Australian Operations as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014			December 31, 2013
	North American & European Operations	Australian Operations	Total Operations	North American & European Operations	Australian Operations	Total Operations
Property & equipment, net	$3,200,523	$577,964	$3,778,487	$2,883,452	$557,292	$3,440,744
13. RECENTLY ISSUED ACCOUNTING STANDARDS:
In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date, which specifies how an entity should measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date and requires entities to disclose the nature and amount of the obligation as well as other information about those obligations. This guidance is effective for and was adopted by the Company in the first quarter of 2014 and did not have a material impact on the Company's consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment Upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, which provides clarification of when to release the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. This guidance is effective for and was adopted by the Company in the first quarter of 2014 and did not have a material impact on the Company's consolidated financial statements. However, it could impact the accounting for potential future sales of investments or changes in control of foreign entities.
In April 2013, the FASB issued ASU 2013-07, Presentation of Financial Statements (Topic 205): The Liquidation Basis of Accounting, which clarifies when an entity should apply the liquidation basis of accounting and provides principles for the recognition and measurement of assets and liabilities using the liquidation basis of accounting. This guidance is effective for and was adopted by the Company in the first quarter of 2014 and did not have an impact on the Company's consolidated financial statements.
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
In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the requirements for reporting discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on the entity's operations and financial results. This guidance should be applied prospectively and will be effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years, and for all businesses that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and includes the specific steps for recognizing revenue and disclosure requirements. This guidance should be applied retrospectively and will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual periods. The Company is currently assessing the impact of adopting this guidance on its consolidated financial statements.
In June 2014, the FASB issued ASU 2014-12, Compensation — Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. This guidance should be applied either prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The amendments in this guidance are effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company does not expect the adoption of this guidance to have an impact on its consolidated financial statements.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion should be read in conjunction with our consolidated financial statements, related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our 2013 Annual Report on Form 10-K.
Recent Developments
On May 30, 2014, our new subsidiary, Rapid City, Pierre & Eastern Railroad, Inc. (RCP&E), purchased the assets comprising the western end of Canadian Pacific Railway Limited's (CP) Dakota, Minnesota & Eastern Railroad Corporation (DM&E) rail line for a cash purchase price of $217.7 million, including the purchase of materials and supplies, railcars, equipment and vehicles. The RCP&E commenced operations on June 1, 2014. For additional information regarding this purchase, see "Changes in Operations—United States—Rapid City, Pierre & Eastern Railroad" below. The acquisition was financed with borrowings under our Amended and Restated Senior Secured Syndicated Credit Facility Agreement (Amended and Restated Credit Agreement). For additional information regarding the amendment, see "Liquidity and Capital Resources—Credit Facilities" below.
In Australia, we were recently informed that a small iron ore mine that ships over our rail line has exhausted its resources and that a larger iron ore mine customer plans to close temporarily due permitting delays associated with a planned expansion. Based on discussions with the customer, the latter mine is expected to reopen in mid to late 2015, although we believe the re-opening will be dependent on the global price of iron ore. Combined annual revenues from these mines are approximately $20 million. Based on the timing of these developments, we expect a revenue loss of approximately $5 million over the second half of 2014 and a revenue loss of approximately $15 million in 2015. The revenue impact in 2015 could be moderated if the larger mine customer resumes operations. Following these closures, G&W’s annual iron ore-related revenues are expected to be approximately $120 million,  generally split equally between freight and non-freight revenue.
Overview
We own and operate short line and regional freight railroads and provide railcar switching and other rail-related services in the United States, Australia, Canada, the Netherlands and Belgium. In addition, we operate the Tarcoola to Darwin rail line, which links the Port of Darwin to the Australian interstate rail network in South Australia. Our operations currently include 112 railroads organized into 11 regions, with approximately 15,500 miles of owned and leased track and approximately 3,300 additional miles under track access arrangements. In addition, we provide rail service at 37 ports in North America, Australia and Europe and perform contract coal loading and railcar switching for industrial customers.
Net income in the three months ended June 30, 2014 was $60.9 million, compared with net income of $65.1 million in the three months ended June 30, 2013. Our diluted earnings per common share (EPS) in the three months ended June 30, 2014 were $1.07 with 56.9 million weighted average shares outstanding, compared with diluted EPS of $1.14 with 56.7 million weighted average shares outstanding in the three months ended June 30, 2013. The net depreciation of foreign currencies relative to the United States dollar reduced diluted EPS in the three months ended June 30, 2014 by approximately $0.03, compared with the three months ended June 30, 2013.
Our effective income tax rate in the three months ended June 30, 2014 was 34.8%, compared with 27.9% in the three months ended June 30, 2013. The higher effective income tax rate for the three months ended June 30, 2014 was primarily attributable to the expiration of the United States Short Line Tax Credit on December 31, 2013.

Our results for the three months ended June 30, 2014 and 2013 included certain significant items that are set forth below (dollars in millions, except per share amounts):

	Income/(Loss) Before Taxes Impact	After-Tax Net Income/(Loss) Impact	Diluted Earnings/(Loss) Per Common Share Impact
Three Months Ended June 30, 2014
Credit Facility refinancing-related costs	$(4.7)	$(2.9)	$(0.05)
Business development and related costs	$(1.7)	$(1.0)	$(0.02)
Net gain on sale of assets	$1.4	$1.0	$0.02

Three Months Ended June 30, 2013
Business development and related costs	$(1.2)	$(0.7)	$(0.01)
Net gain on sale of assets	$1.0	$0.7	$0.01
Short line tax credit	$—	$7.5	$0.13
Our results for the three months ended June 30, 2014 included a non-cash write-off of deferred financing fees of $4.7 million associated with the refinancing of our Credit Agreement, business development and related costs of $1.7 million, including RCP&E acquisition and integration related costs and reorganization costs associated with our railroad construction subsidiary, Atlas Railroad Construction, LLC (Atlas), and net gain on sale of assets of $1.4 million.
Our results for the three months ended June 30, 2013 included $1.2 million of business development and related costs, including RailAmerica integration and acquisition costs, and net gain on sale of assets of $1.0 million. The three months ended June 30, 2013 also included a benefit of $7.5 million associated with the Short Line Tax Credit.
Our operating revenues increased $13.9 million, or 3.5%, to $414.6 million in the three months ended June 30, 2014, compared with $400.6 million in the three months ended June 30, 2013. The increase included $5.5 million in revenues from the RCP&E. The increase in our operating revenues was partially offset by a $6.5 million decrease from the net depreciation of foreign currencies relative to the United States dollar. Excluding the net impact from foreign currency depreciation, same railroad operating revenues, which exclude the RCP&E, increased $15.0 million, or 3.8%. When we discuss either revenues from existing operations or same railroad revenues, we are referring to the change in our revenues, period-over-period, associated with operations that we managed in both periods (i.e., excluding the impact of acquisitions).
Same railroad freight revenues in the three months ended June 30, 2014 were $311.8 million, compared with $299.8 million in the three months ended June 30, 2013. Excluding a $5.1 million decrease from the impact of foreign currency depreciation, same railroad freight revenues increased by $17.1 million, or 5.8%.
Same railroad non-freight revenues in the three months ended June 30, 2014 were $97.3 million, compared with $100.8 million in the three months ended June 30, 2013. Excluding a $1.4 million decrease from the net impact of foreign currency depreciation, same railroad non-freight revenues decreased by $2.1 million, or 2.2%, primarily due to less construction revenues.
Our traffic in the three months ended June 30, 2014 was 509,631 carloads, an increase of 28,652 carloads, or 6.0%, compared with the three months ended June 30, 2013. The traffic increase consisted of 23,944 carloads, or 5.0%, from existing operations and 4,708 carloads from new operations. The increase from existing operations was principally due to increases of 9,056 carloads of coal and coke traffic (primarily in the Midwest and Ohio Valley regions), 7,286 carloads of traffic from our other commodity group (primarily overhead Class I shipments), 4,927 carloads of agricultural products traffic (primarily in the Pacific Region) and 3,601 carloads of metals traffic (primarily in the Northeast and Canada regions), partially offset by a 3,302 carload decrease in petroleum products traffic (primarily in the Southern and Pacific regions). All remaining traffic increased by a net 2,376 carloads.
Income from operations in the three months ended June 30, 2014 was $110.1 million, compared with $107.4 million in the three months ended June 30, 2013, an increase of $2.7 million, or 2.5%. Our operating ratio, defined as operating expenses divided by operating revenues, was 73.4% in the three months ended June 30, 2014, compared with 73.2% in the three months ended June 30, 2013. Income from operations in the three months ended June 30, 2014 included $1.7 million of business development and related costs, partially offset by net gain on sale of assets of $1.4 million. Income from operations in the three months ended June 30, 2013 included $1.2 million of business development and related costs, partially offset by net gain on sale of assets of $1.0 million.

Our operating revenues increased $15.2 million, or 2.0%, to $790.8 million in the six months ended June 30, 2014, compared with $775.6 million in the six months ended June 30, 2013. Income from operations in the six months ended June 30, 2014 was $185.0 million, compared with $183.6 million in the six months ended June 30, 2013, an increase of $1.4 million, or 0.7%.
Net income in the six months ended June 30, 2014 was $100.5 million, compared with net income of $147.8 million in the six months ended June 30, 2013. Our diluted EPS in the six months ended June 30, 2014 were $1.77 with 56.9 million weighted average shares outstanding, compared with diluted EPS of $2.60 with 56.6 million weighted average shares outstanding in the six months ended June 30, 2013.
Our results for the six months ended June 30, 2014 and 2013 included certain significant items that are set forth below (dollars in millions, except per share amounts):

	Income/(Loss) Before Taxes Impact	After-Tax Net Income/(Loss) Impact	Diluted Earnings/(Loss) Per Common Share Impact
Six Months Ended June 30, 2014
Credit Facility refinancing-related costs	$(4.7)	$(2.9)	$(0.05)
Business development and related costs	$(2.8)	$(1.8)	$(0.03)
Net gain on sale of assets	$2.2	$1.5	$0.03

Six Months Ended June 30, 2013
Retroactive 2012 short line tax credit	$—	$41.0	$0.72
2013 short line tax credit	$—	$11.5	$0.20
Credit Facility refinancing-related costs	$(0.6)	$(0.4)	$(0.01)
Business development and related costs	$(14.0)	$(8.7)	$(0.15)
Net gain on sale of assets	$2.7	$1.9	$0.03
During the six months ended June 30, 2014, we generated $200.1 million in cash flows from operating activities. During the same period, we purchased $174.9 million of property and equipment, including $61.0 million for new business investments, partially offset by $27.6 million in cash received from government grants and other outside parties for capital spending and $3.4 million in cash proceeds from the sale of property and equipment. We also paid $220.5 million for acquisitions and received $126.3 million of net proceeds primarily from the refinancing of our Credit Agreement during the six months ended June 30, 2014.
Changes in Operations
United States
Rapid City, Pierre & Eastern Railroad: On May 30, 2014, our new subsidiary, RCP&E, purchased the assets comprising the western end of CP's DM&E rail line for a cash purchase price of $217.7 million, including the purchase of materials and supplies, railcars, equipment and vehicles. RCP&E commenced freight service on the line on June 1, 2014. The results of operations from RCP&E have been included in our statement of operations since the acquisition date within our North American & European Operations segment.
RCP&E operates approximately 670 miles of rail line between Tracy, Minnesota and Rapid City, South Dakota; north of Rapid City to Colony, Wyoming; south of Rapid City to Dakota Junction, Nebraska; and connecting branch lines as well as trackage from Dakota Junction to Crawford, Nebraska, currently leased to the Nebraska Northwestern Railroad Inc. (NNW). Customers on the RCP&E ship approximately 52,000 carloads annually of grain, bentonite clay, ethanol, fertilizer and other products. RCP&E has the ability to interchange with CP, Union Pacific Railroad, BNSF Railway Company and NNW. RCP&E has approximately 180 employees, most of whom were hired from the DM&E operations.

We accounted for the acquisition as a business combination using the acquisition method of accounting under U.S. GAAP. The following preliminary acquisition-date fair values assigned to the acquired net assets will be finalized upon the completion of our fair value analysis (dollars in thousands):

Materials and supplies	$2,572
Prepaid expenses and other	116
Property and equipment	215,116
Total assets	217,804
Accounts payable and accrued expenses	108
Net assets	$217,696
RailAmerica, Inc.: As further described in our 2013 Annual Report on Form 10-K, on October 1, 2012, we acquired 100% of RailAmerica, Inc.'s (RailAmerica) outstanding shares for cash at a price of $27.50 per share, or total consideration of $2.0 billion (equity purchase price of $1.4 billion plus net debt of $659.2 million). Headquartered in Jacksonville, Florida with approximately 2,000 employees, RailAmerica owned and operated 45 short line freight railroads in North America with approximately 7,100 miles of track in 28 U.S. states and three Canadian provinces as of the October 1, 2012 acquisition date. We incurred $1.2 million and $14.0 million of RailAmerica integration and acquisition costs during the three and six months ended June 30, 2013, respectively.
Canada
Tata Steel Minerals Canada Ltd.: In August 2012, we announced that our newly formed subsidiary, KeRail Inc. (KeRail), entered into a long-term agreement with Tata Steel Minerals Canada Ltd. (TSMC), for KeRail to provide rail transportation services to the direct shipping iron ore mine TSMC is developing near Schefferville, Quebec in the Labrador Trough (the Mine). In June 2014, KeRail completed construction of an approximately 25-kilometer rail line that connects the Mine to the Tshiuetin Rail Transportation interchange point in Schefferville. Operated as part of our Canada Region, KeRail is expected to haul unit trains of iron ore from its rail connection with the Mine, which will then travel over three privately owned railways to the Port of Sept-Îles for export primarily to Tata Steel Limited's European operations. Upon receipt of the necessary permits from the Canadian and provincial governments, we expect to commence shipments in the third quarter of 2014.
Results from Operations
When comparing our results from operations from one reporting period to another, it is important to consider that we have historically experienced fluctuations in revenues and expenses due to acquisitions, changing economic conditions, competitive forces, changes in foreign currency exchange rates, one-time freight moves, fuel price fluctuations, customer plant expansions and shut-downs, sales of property and equipment, derailments and weather-related conditions, such as hurricanes, cyclones, tornadoes, droughts, heavy snowfall, unseasonably hot or cold weather, freezing and flooding. In periods when these events occur, our results of operations are not easily comparable from one period to another. Finally, certain of our railroads have shipments that are sensitive to general economic conditions, such as steel products, paper products and lumber and forest products, as well as product specific market conditions, such as the availability of lower priced alternative sources of power generation (coal) or energy commodity price differentials (crude oil). Other shipments are relatively less affected by economic conditions and are more closely affected by other factors, such as winter weather (salt) and seasonal rainfall (agricultural products). As a result of these and other factors, our results of operations in any reporting period may not be directly comparable to our results of operations in other reporting periods.

Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013
Operating Revenues
The following table sets forth operating revenues and carloads by new operations and existing operations for the three months ended June 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended June 30,				Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations
	2014			2013
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%	Currency Impact
Freight revenues	$316,750	$4,932	$311,818	$299,849	$16,901	5.6%	$11,969	4.0%	$(5,128)
Non-freight revenues	97,813	547	97,266	100,799	(2,986)	(3.0)%	(3,533)	(3.5)%	(1,392)
Total operating revenues	$414,563	$5,479	$409,084	$400,648	$13,915	3.5%	$8,436	2.1%	$(6,520)
Carloads	509,631	4,708	504,923	480,979	28,652	6.0%	23,944	5.0%
Freight Revenues
The following table sets forth freight revenues, carloads and average freight revenues per carload for the three months ended June 30, 2014 and 2013 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
	Three Months Ended June 30,				Three Months Ended June 30,				Three Months Ended June 30,
	2014		2013		2014		2013
Commodity Group	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	2014	2013
Agricultural Products	$38,102	12.0%	$33,238	11.1%	68,986	13.6%	61,487	12.8%	$552	$541
Chemicals & Plastics	34,393	10.9%	33,269	11.1%	42,443	8.3%	42,331	8.8%	810	786
Coal & Coke	31,887	10.1%	26,731	8.9%	89,401	17.5%	80,345	16.7%	357	333
Metallic Ores*	32,720	10.3%	31,802	10.6%	19,840	3.9%	17,379	3.6%	1,649	1,830
Metals	34,445	10.9%	33,101	11.0%	48,484	9.5%	44,815	9.3%	710	739
Pulp & Paper	29,144	9.2%	27,275	9.1%	42,916	8.4%	41,372	8.6%	679	659
Minerals & Stone	30,195	9.5%	26,431	8.8%	62,466	12.3%	60,719	12.6%	483	435
Intermodal**	24,231	7.6%	24,571	8.2%	16,758	3.3%	17,830	3.7%	1,446	1,378
Lumber & Forest Products	21,313	6.7%	20,435	6.8%	35,296	6.9%	34,506	7.2%	604	592
Petroleum Products	15,746	5.0%	16,427	5.5%	24,988	4.9%	28,290	5.9%	630	581
Food & Kindred Products	8,981	2.8%	7,696	2.6%	15,463	3.0%	13,098	2.7%	581	588
Autos & Auto Parts	5,889	1.9%	7,329	2.4%	7,969	1.6%	10,018	2.1%	739	732
Waste	4,069	1.3%	5,886	2.0%	9,633	1.9%	11,104	2.3%	422	530
Other	5,635	1.8%	5,658	1.9%	24,988	4.9%	17,685	3.7%	226	320
Total	$316,750	100.0%	$299,849	100.0%	509,631	100.0%	480,979	100.0%	$622	$623

*	Carload amounts include carloads and intermodal units
**	Carload amounts represent intermodal units
Total freight traffic increased 28,652 carloads, or 6.0%, in the three months ended June 30, 2014, compared with the same period in 2013. Carloads from existing operations increased 23,944 carloads, or 5.0%, and new operations contributed 4,708 carloads. The same railroad traffic increase was principally due to increases of 9,056 carloads of coal and coke traffic, 7,286 carloads of other commodity group traffic, 4,927 carloads of agricultural products traffic and 3,601 carloads of metals traffic, partially offset by a 3,302 carload decrease in petroleum products traffic. All remaining traffic increased by a net 2,376 carloads.

Average freight revenues per carload decreased 0.2% to $622 in the three months ended June 30, 2014, compared with the same period in 2013. Average freight revenues per carload from existing operations decreased 0.8% to $618. The depreciation of the Australian and Canadian dollars relative to the United States dollar and changes in commodity mix decreased average freight revenues per carload from existing operations by 1.6% and 1.3%, respectively, while changes in fuel surcharges increased average freight revenues per carload from existing operations by 0.2%. Other than these factors, average freight revenues per carload from existing operations increased by 1.9%. Average freight revenues per carload were also negatively impacted by the changes in the mix of customers within certain commodity groups, primarily metallic ores traffic, waste traffic and other commodity traffic.
The following table sets forth the changes in freight revenues by commodity group segregated into new operations and existing operations for the three months ended June 30, 2014 compared with the three months ended June 30, 2013 (dollars in thousands):

	Three Months Ended June 30,				Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations		Currency Impact
	2014			2013
Commodity Group	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%
Agricultural Products	$38,102	$2,057	$36,045	$33,238	$4,864	14.6%	$2,807	8.4%	$(739)
Chemicals & Plastics	34,393	385	34,008	33,269	1,124	3.4%	739	2.2%	(236)
Coal & Coke	31,887	—	31,887	26,731	5,156	19.3%	5,156	19.3%	(48)
Metallic Ores	32,720	—	32,720	31,802	918	2.9%	918	2.9%	(1,599)
Metals	34,445	75	34,370	33,101	1,344	4.1%	1,269	3.8%	(194)
Pulp & Paper	29,144	—	29,144	27,275	1,869	6.9%	1,869	6.9%	(286)
Minerals & Stone	30,195	2,302	27,893	26,431	3,764	14.2%	1,462	5.5%	(217)
Intermodal	24,231	—	24,231	24,571	(340)	(1.4)%	(340)	(1.4)%	(1,379)
Lumber & Forest Products	21,313	23	21,290	20,435	878	4.3%	855	4.2%	(70)
Petroleum Products	15,746	—	15,746	16,427	(681)	(4.1)%	(681)	(4.1)%	(162)
Food & Kindred Products	8,981	90	8,891	7,696	1,285	16.7%	1,195	15.5%	(23)
Autos & Auto Parts	5,889	—	5,889	7,329	(1,440)	(19.6)%	(1,440)	(19.6)%	(120)
Waste	4,069	—	4,069	5,886	(1,817)	(30.9)%	(1,817)	(30.9)%	(5)
Other	5,635	—	5,635	5,658	(23)	(0.4)%	(23)	(0.4)%	(50)
Total freight revenues	$316,750	$4,932	$311,818	$299,849	$16,901	5.6%	$11,969	4.0%	$(5,128)
The following information discusses the significant changes in freight revenues from existing operations by commodity group. Changes in average freight revenues per carload in a commodity group can be impacted by changes in customer rates, fuel surcharges and changes in foreign currency exchange rates, as well as changes in the mix of customer traffic within a commodity group.
Agricultural products revenues increased $2.8 million, or 8.4%. Agricultural products traffic volume increased 4,927 carloads, or 8.0%, which increased revenues by $2.7 million. Average freight revenues per carload increased 0.4%, which increased revenues by $0.1 million. The carload increase was primarily due to increased shipments in North America, partially offset by decreased shipments of grain in Australia. The increase in average freight revenues per carload included a 2.2%, or $0.7 million, negative impact due to the depreciation of the Australian and Canadian dollars relative to the United States dollar.
Coal and coke revenues increased $5.2 million, or 19.3%. Coal and coke traffic volume increased 9,056 carloads, or 11.3%, which increased revenues by $3.2 million, and average freight revenues per carload increased 7.2%, which increased revenues by $1.9 million. The carload increase was primarily due to increased demand for steam coal in the midwestern United States, partially offset by decreased export coal shipments in the western and northeastern United States.

Metals revenues increased $1.3 million, or 3.8%. Metals traffic volume increased 3,601 carloads, or 8.0%, which increased revenues by $2.6 million, while average freight revenues per carload decreased 3.9% primarily driven by a change in mix of business. The carload increase was primarily due to increased demand in North America for energy and automotive related products.
Pulp and paper revenues increased $1.9 million, or 6.9%. Pulp and paper traffic volume increased 1,544 carloads, or 3.7%, which increased revenues by $1.0 million, and average freight revenues per carload increased 3.0%, which increased revenues by $0.8 million. The carload increase was primarily due to increased shipments of container board in the United States as a result of an improving economy.
Minerals and stone revenues increased $1.5 million, or 5.5%. Minerals and stone average freight revenues per carload increased 4.8%, which increased revenues by $1.3 million, and traffic volume increased 402 carloads, or 0.7%, which increased revenues by $0.2 million. The increase in carloads was primarily due to an increase in shipments of sand, rock salt, cement and industrial minerals in North America, partially offset by a decrease in shipments of gypsum and marble in Australia.
Petroleum products revenues decreased $0.7 million, or 4.1%. Petroleum products traffic volume decreased 3,302 carloads, or 11.7%, which decreased revenues by $2.1 million, while average freight revenues per carload increased 8.4%, which increased revenues by $1.4 million. The carload decrease was primarily due to weaker crude oil traffic, partially offset by shipments of liquid petroleum gas from a new customer.
Food and kindred products revenues increased $1.2 million, or 15.5%. The increase was primarily due to a traffic volume increase of 2,247 carloads, or 17.2%, resulting primarily from increased shipments in the western and midwestern United States.
Autos and auto parts revenues decreased $1.4 million, or 19.6%. The decrease was primarily due to a traffic volume decrease of 2,049 carloads, or 20.5%, resulting primarily from reduced railcar supply in the midwestern United States and Canadian rail networks and the loss of a customer contract in Canada.
Waste revenues decreased $1.8 million, or 30.9%, primarily due to the closure of a waste facility we served in the midwestern United States.
Other commodity group traffic volume increased 7,286 carloads, or 41.2%, which increased revenues by $1.6 million, while average revenues per carload decreased 29.4%. The carload increase was primarily due to increased Class I overhead shipments in the central United States and a new haulage move in the northeastern United States. The decrease in average freight revenues per carload was primarily due to the increased Class I overhead shipments.
Freight revenues from all remaining commodities combined increased by $2.2 million.
Non-Freight Revenues
The following table sets forth non-freight revenues for the three months ended June 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended June 30,
	2014		2013
	Amount	% of Total	Amount	% of Total
Railcar switching	$43,246	44.2%	$39,419	39.1%
Car hire and rental income	10,210	10.5%	8,548	8.5%
Demurrage and storage	13,929	14.2%	14,007	13.9%
Car repair services	7,491	7.7%	6,154	6.1%
Construction revenues	6,303	6.4%	13,575	13.5%
Other non-freight revenues	16,634	17.0%	19,096	18.9%
Total non-freight revenues	$97,813	100.0%	$100,799	100.0%

The following table sets forth the changes in non-freight revenues segregated into new operations and existing operations for the three months ended June 30, 2014 compared with the three months ended June 30, 2013 (dollars in thousands):

	Three Months Ended June 30,				Increase/(Decrease) in Total Operations		Increase/ (Decrease) in Existing Operations		Currency Impact
	2014			2013
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%
Railcar switching	$43,246	$16	$43,230	$39,419	$3,827	9.7%	$3,811	9.7%	$(523)
Car hire and rental income	10,210	333	9,877	8,548	1,662	19.4%	1,329	15.5%	(111)
Demurrage and storage	13,929	—	13,929	14,007	(78)	(0.6)%	(78)	(0.6)%	(139)
Car repair services	7,491	44	7,447	6,154	1,337	21.7%	1,293	21.0%	(38)
Construction revenues	6,303	—	6,303	13,575	(7,272)	(53.6)%	(7,272)	(53.6)%	—
Other non-freight revenues	16,634	154	16,480	19,096	(2,462)	(12.9)%	(2,616)	(13.7)%	(581)
Total non-freight revenues	$97,813	$547	$97,266	$100,799	$(2,986)	(3.0)%	$(3,533)	(3.5)%	$(1,392)
Total non-freight revenues decreased $3.0 million, or 3.0%, to $97.8 million in the three months ended June 30, 2014, compared with $100.8 million in the three months ended June 30, 2013. The decrease in non-freight revenues was attributable to a decrease of $3.5 million from existing operations, partially offset by an increase of $0.5 million from new operations. The decrease in non-freight revenues from existing operations was primarily due to a $7.3 million decrease in low margin construction revenues and a $1.4 million decrease from the net impact of foreign currency depreciation, partially offset by a $4.3 million increase in railcar switching primarily due to a new customer in Europe and higher narrow gauge iron ore shipments in Australia.
Operating Expenses
Overview
Operating expenses were $304.5 million in the three months ended June 30, 2014, compared with $293.2 million in the three months ended June 30, 2013, an increase of $11.2 million, or 3.8%. The increase in operating expenses was attributable to an increase of $6.6 million from existing operations and $4.6 million from new operations. When we discuss expenses from existing operations, we are referring to the change in our expenses, period-over-period, associated with operations that we managed in both periods (i.e., excluding the impact of acquisitions). The increase from existing operations was primarily due to increases of $6.9 million in labor and benefits, $4.1 million in depreciation and amortization, $3.3 million in other expenses, $2.9 million in casualties and insurance and $2.0 million in diesel fuel used in operations, partially offset by decreases of $6.5 million in purchased services and $3.8 million in materials. In addition, the depreciation of the Australian and Canadian dollars relative to the United States dollar resulted in a $4.1 million decrease in operating expenses from existing operations.
Our operating ratio, defined as total operating expenses divided by total operating revenues, was 73.4% in the three months ended June 30, 2014, compared with 73.2% in the three months ended June 30, 2013. Income from operations in the three months ended June 30, 2014 included business development and related costs of $1.7 million, including RCP&E acquisition and integration related costs and reorganization costs associated with Atlas, partially offset by a $1.4 million net gain on sale of assets. Income from operations in the three months ended June 30, 2013 included $1.2 million of business development and related costs, including RailAmerica integration and acquisition costs, partially offset by a $1.0 million net gain on sale of assets. Changes in foreign currency exchange rates can have a material impact on our operating revenues and operating expenses. However, the net impact of these foreign currency translation effects should not have a material impact on our operating ratio.

The following table sets forth our operating expenses for the three months ended June 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended June 30,
	2014		2013		Currency Impact
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$116,556	28.1%	$109,781	27.4%	$(1,620)
Equipment rents	19,874	4.7%	18,993	4.8%	(219)
Purchased services	23,868	5.8%	30,598	7.6%	(798)
Depreciation and amortization	38,212	9.2%	34,161	8.5%	(630)
Diesel fuel used in operations	37,379	9.0%	34,694	8.7%	—
Casualties and insurance	12,752	3.1%	10,043	2.5%	(191)
Materials	19,325	4.7%	22,784	5.7%	(122)
Trackage rights	14,021	3.4%	12,770	3.2%	(318)
Net gain on sale of assets	(1,369)	(0.3)%	(1,009)	(0.3)%	33
Other expenses	23,836	5.7%	20,416	5.1%	(222)
Total operating expenses	$304,454	73.4%	$293,231	73.2%	$(4,087)
The following information discusses the significant changes in operating expenses.
Labor and benefits expense was $116.6 million in the three months ended June 30, 2014, compared with $109.8 million in the three months ended June 30, 2013, an increase of $6.8 million, or 6.2%. The increase in labor and benefits expense was attributable to an increase of $6.9 million from existing operations and $1.5 million from new operations. The increase from existing operations was primarily due to an increase in the average number of employees, as well as an increase in benefits expense, partially offset by a $1.6 million decrease due to the depreciation of the Australian and Canadian dollars relative to the United States dollar. Our average number of employees increased for our existing operations primarily as a result of insourcing our equipment maintenance activities in Australia and the midwestern United States and due to an increase in transportation employees as a result of higher traffic levels.
Purchased services expense, which consists primarily of the costs of services provided by outside contractors for repairs and maintenance of track property, locomotives, railcars and other equipment, as well as contract labor costs for crewing services, was $23.9 million in the three months ended June 30, 2014, compared with $30.6 million in the three months ended June 30, 2013, a decrease of $6.7 million, or 22.0%. The decrease was primarily attributable to the insourcing of equipment maintenance activities in Australia.
Depreciation and amortization expense was $38.2 million in the three months ended June 30, 2014, compared with $34.2 million in the three months ended June 30, 2013, an increase of $4.1 million, or 11.9%. The increase in depreciation and amortization was attributable to an increase of $4.1 million from existing operations and $0.5 million from new operations, partially offset by a $0.6 million decrease due to the depreciation of the Australian and Canadian dollars relative to the United States dollar. The increase from existing operations was primarily attributable to capital expenditures in 2013 including new business development projects.
The cost of diesel fuel used in operations was $37.4 million in the three months ended June 30, 2014, compared with $34.7 million in the three months ended June 30, 2013, an increase of $2.7 million, or 7.7%. The increase was attributable to an increase of $2.0 million from existing operations and $0.7 million from new operations. The increase from existing operations was composed of $1.5 million due to a 4.2% increase in diesel fuel consumption and $0.5 million from a 1.5% increase in average fuel cost per gallon.
Casualties and insurance expense was $12.8 million in the three months ended June 30, 2014, compared with $10.0 million in the three months ended June 30, 2013, an increase of $2.7 million, or 27.0%. The increase was primarily due to two severe washouts, one in Canada during the spring thaw and one in the southeastern United States.

Materials expense, which consists primarily of the costs of materials purchased for use in repairing and maintaining our track property, locomotives, railcars and other equipment as well as costs for general tools and supplies used in our business, was $19.3 million in the three months ended June 30, 2014, compared with $22.8 million in the three months ended June 30, 2013, a decrease of $3.5 million, or 15.2%. The decrease was primarily due to a reduction in the level of construction projects at Atlas.
Trackage rights expense was $14.0 million in the three months ended June 30, 2014, compared with $12.8 million in the three months ended June 30, 2013, an increase of $1.3 million, or 9.8%. The increase was primarily due to an increase in coal traffic in the midwestern United States, a new customer in Europe and expanded services for an iron ore customer in South Australia that moves over a segment of track owned by a third party.
Other expenses were $23.8 million in the three months ended June 30, 2014, compared with $20.4 million in the three months ended June 30, 2013, an increase of $3.4 million, or 16.8%.
Interest Expense
Interest expense was $17.8 million in the three months ended June 30, 2014, compared with $17.2 million in the three months ended June 30, 2013. Interest expense in the three months ended June 30, 2014 included the write-off of deferred financing fees of $4.7 million associated with the refinancing of our Credit Agreement. Excluding the write-off of deferred financing fees, the decrease in interest expense was primarily due to lower weighted average outstanding term debt during the three months ended June 30, 2014, compared with the three months ended June 30, 2013.
Provision for Income Taxes
The United States Short Line Tax Credit is an income tax track maintenance credit for Class II and Class III railroads to reduce their federal income tax based on qualified railroad track maintenance expenditures. Qualified expenditures include amounts incurred for maintaining track, including roadbed, bridges and related track structures owned or leased by a Class II or Class III railroad. The credit is equal to 50% of the qualified expenditures, subject to an annual limitation of $3,500 multiplied by the number of miles of railroad track owned or leased by the Class II or Class III railroads as of the end of their tax year. The United States Short Line Tax Credit was in existence from 2005 through 2011. On January 2, 2013, the United States Short Line Tax Credit was extended for 2012 and 2013. The extension of the United States Short Line Tax Credit produced book income tax benefits of $7.5 million for the three months ended June 30, 2013.
Our effective income tax rate in the three months ended June 30, 2014 was 34.8%, compared with 27.9% in the three months ended June 30, 2013. The increase in the effective income tax rate for the three months ended June 30, 2014 was primarily attributable to the expiration of the Short Line Tax Credit on December 31, 2013. In addition, our provision for income taxes for the three months ended June 30, 2014 included a benefit of $1.0 million as a result of adjusting our deferred taxes to reflect the impact of the RCP&E acquisition.
Net Income and Earnings Per Share Attributable to G&W Common Stockholders
Net income in the three months ended June 30, 2014 was $60.9 million, compared with net income in the three months ended June 30, 2013 of $65.1 million. Our basic EPS were $1.10 with 55.1 million weighted average shares outstanding in the three months ended June 30, 2014, compared with basic EPS of $1.19 with 54.4 million weighted average shares outstanding in the three months ended June 30, 2013. Our diluted EPS in the three months ended June 30, 2014 were $1.07 with 56.9 million weighted average shares outstanding, compared with diluted EPS of $1.14 with 56.7 million weighted average shares outstanding in the three months ended June 30, 2013. Our results for the three months ended June 30, 2014 and 2013 included certain significant items as previously presented in the "Overview."

Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013
Operating Revenues
The following table sets forth operating revenues and carloads by new operations and existing operations for the six months ended June 30, 2014 and 2013 (dollars in thousands):

	Six Months Ended June 30,				Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations		Currency Impact
	2014			2013
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%
Freight revenues	$604,484	$4,932	$599,552	$580,953	$23,531	4.1%	$18,599	3.2%	$(15,253)
Non-freight revenues	186,358	547	185,811	194,645	(8,287)	(4.3)%	(8,834)	(4.5)%	(4,267)
Total operating revenues	$790,842	$5,479	$785,363	$775,598	$15,244	2.0%	$9,765	1.3%	$(19,520)
Carloads	977,010	4,708	972,302	931,283	45,727	4.9%	41,019	4.4%
Freight Revenues
The following table sets forth freight revenues, carloads and average freight revenues per carload for the six months ended June 30, 2014 and 2013 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
	Six Months Ended June 30,				Six Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
Commodity Group	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	2014	2013
Agricultural Products	$73,769	12.2%	$68,264	11.7%	134,020	13.7%	124,928	13.4%	$550	$546
Chemicals & Plastics	67,142	11.1%	65,349	11.2%	82,715	8.5%	83,239	8.9%	812	785
Coal & Coke	63,137	10.4%	53,223	9.2%	175,704	18.0%	155,905	16.7%	359	341
Metallic Ores*	62,393	10.3%	59,081	10.2%	38,714	4.0%	32,191	3.4%	1,612	1,835
Metals	64,027	10.6%	62,347	10.7%	89,813	9.2%	86,438	9.3%	713	721
Pulp & Paper	56,806	9.4%	53,736	9.2%	85,127	8.7%	82,150	8.8%	667	654
Minerals & Stone	51,855	8.6%	48,750	8.4%	111,503	11.4%	110,944	11.9%	465	439
Intermodal**	45,704	7.6%	47,016	8.1%	32,349	3.3%	34,006	3.7%	1,413	1,383
Lumber & Forest Products	40,492	6.7%	40,181	6.9%	67,843	6.9%	68,131	7.3%	597	590
Petroleum Products	32,332	5.3%	33,591	5.8%	52,823	5.4%	55,503	6.0%	612	605
Food & Kindred Products	17,042	2.8%	15,521	2.7%	29,310	3.0%	26,692	2.9%	581	581
Autos & Auto Parts	11,347	1.9%	13,183	2.3%	15,705	1.6%	17,974	1.9%	723	733
Waste	8,402	1.4%	10,901	1.9%	19,079	2.0%	20,119	2.2%	440	542
Other	10,036	1.7%	9,810	1.7%	42,305	4.3%	33,063	3.6%	237	297
Total	$604,484	100.0%	$580,953	100.0%	977,010	100.0%	931,283	100.0%	$619	$624

*	Carload amounts include carloads and intermodal units
**	Carload amounts represent intermodal units
Total freight traffic increased 45,727 carloads, or 4.9%, in the six months ended June 30, 2014, compared with the same period in 2013. Carloads from existing operations increased 41,019 carloads, or 4.4%, and new operations contributed 4,708 carloads. The same railroad traffic increase was principally due to increases of 19,799 carloads of coal and coke traffic, 9,225 carloads of other commodity group traffic, 6,523 carloads of metallic ores traffic and 6,520 carloads of agricultural products traffic. All remaining traffic from existing operations decreased by a net 1,048 carloads.

Average freight revenues per carload decreased 0.8% to $619 in the six months ended June 30, 2014, compared with the same period in 2013. Average freight revenues per carload from existing operations decreased 1.1% to $617. The depreciation of the Australian and Canadian dollars relative to the United States dollar and changes in commodity mix decreased average freight revenues per carload from existing operations by 2.7% and 0.6%, respectively, while changes in fuel surcharges increased average freight revenues per carload from existing operations by 0.2%. Other than these factors, average freight revenues per carload from existing operations increased by 2.0%. Average freight revenues per carload were also negatively impacted by the changes in the mix of customers within certain commodity groups, primarily metallic ores traffic, waste traffic and other commodity traffic.
The following table sets forth freight revenues by commodity group segregated into new operations and existing operations for the six months ended June 30, 2014 compared with the six months ended June 30, 2013 (dollars in thousands):

	Six Months Ended June 30,				Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations		Currency Impact
	2014			2013
Commodity Group	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%
Agricultural Products	$73,769	$2,057	$71,712	$68,264	$5,505	8.1%	$3,448	5.1%	$(2,456)
Chemicals & Plastics	67,142	385	66,757	65,349	1,793	2.7%	1,408	2.2%	(545)
Coal & Coke	63,137	—	63,137	53,223	9,914	18.6%	9,914	18.6%	(117)
Metallic Ores	62,393	—	62,393	59,081	3,312	5.6%	3,312	5.6%	(4,848)
Metals	64,027	75	63,952	62,347	1,680	2.7%	1,605	2.6%	(476)
Pulp & Paper	56,806	—	56,806	53,736	3,070	5.7%	3,070	5.7%	(669)
Minerals & Stone	51,855	2,302	49,553	48,750	3,105	6.4%	803	1.6%	(683)
Intermodal	45,704	—	45,704	47,016	(1,312)	(2.8)%	(1,312)	(2.8)%	(4,405)
Lumber & Forest Products	40,492	23	40,469	40,181	311	0.8%	288	0.7%	(183)
Petroleum Products	32,332	—	32,332	33,591	(1,259)	(3.7)%	(1,259)	(3.7)%	(457)
Food & Kindred Products	17,042	90	16,952	15,521	1,521	9.8%	1,431	9.2%	(56)
Autos & Auto Parts	11,347	—	11,347	13,183	(1,836)	(13.9)%	(1,836)	(13.9)%	(276)
Waste	8,402	—	8,402	10,901	(2,499)	(22.9)%	(2,499)	(22.9)%	(11)
Other	10,036	—	10,036	9,810	226	2.3%	226	2.3%	(71)
Total freight revenues	$604,484	$4,932	$599,552	$580,953	$23,531	4.1%	$18,599	3.2%	$(15,253)
The following information discusses the significant changes in freight revenues from existing operations by commodity group. Changes in average freight revenues per carload in a commodity group can be impacted by changes in customer rates, fuel surcharges and changes in foreign currency exchange rates, as well as changes in the mix of customer traffic within a commodity group.
Agricultural products revenues increased $3.4 million, or 5.1%. The increase was primarily due to an increase in traffic volume of 6,520 carloads, or 5.2%, which increased revenues by $3.6 million, while average freight revenues per carload decreased $0.1 million. The carload increase was primarily due to increased shipments in North America, partially offset by decreased shipments of grain in Australia. The decrease in average freight revenues per carload included a 3.6%, or $2.5 million, negative impact due to the depreciation of the Australian and Canadian dollars relative to the United States dollar.
Coal and coke revenues increased $9.9 million, or 18.6%. Coal and coke traffic volume increased 19,799 carloads, or 12.7%, which increased revenues by $7.1 million, and average freight revenues per carload increased 5.3%, which increased revenues by $2.8 million. The carload increase was primarily due to increased demand for steam coal in the midwestern United States, partially offset by decreased coal shipments in the western United States.

Metallic ores revenues increased $3.3 million, or 5.6%. Metallic ores traffic volume increased 6,523 carloads, or 20.3%, which increased revenues by $10.5 million, while average freight revenues per carload decreased 12.2% and included a 7.9%, or $4.8 million, negative impact due to the depreciation of the Australian and Canadian dollars relative to the United States dollar. The carload increase was primarily due to increased iron ore and manganese shipments in Australia. The decrease in average freight revenues per carload other than the impact from foreign currency was primarily due to a change in mix of business.
Pulp and paper revenues increased $3.1 million, or 5.7%. Pulp and paper traffic volume increased 2,977 carloads, or 3.6%, which increased revenues by $2.0 million, and average freight revenues per carload increased 2.0%, which increased revenues by $1.1 million. The carload increase was primarily due to increased shipments of container board in the United States as a result of an improving economy. The increase in average freight revenues per carload included a 1.3%, or $0.7 million, negative impact due to the depreciation of the Australian and Canadian dollars relative to the United States dollar.
Intermodal revenues decreased $1.3 million, or 2.8%. Effective December 1, 2013, the classification of a North American customer's traffic changed from intermodal to other commodity groups, resulting in a 1,637 carload decrease. Otherwise, intermodal traffic volume decreased 20 carloads, or 0.1%, and revenues decreased $1.2 million, or 2.5%. Further, excluding a $4.4 million negative impact due to the depreciation of the Australian and Canadian dollars relative to the United States dollar, intermodal revenues increased by $3.2 million due to a 7.7% increase in average freight revenues per carload in Australia.
Petroleum products revenues decreased $1.3 million, or 3.7%. Petroleum products traffic volume decreased 2,680 carloads, or 4.8%, which decreased revenues by $1.6 million, while average freight revenues per carload increased 1.2%, which increased revenues by $0.4 million. The carload decrease was primarily due to weaker crude oil traffic, partially offset by shipments of liquid petroleum gas from a new customer.
Autos and auto parts revenues decreased $1.8 million, or 13.9%. The decrease was primarily due to a traffic volume decrease of 2,269 carloads, or 12.6%, resulting primarily from reduced railcar supply in the midwestern United States and Canadian rail networks and the loss of a customer contract in Canada.
Waste revenues decreased $2.5 million, or 22.9%, primarily due to the closure of a waste facility we served in the midwestern United States.
Other commodity group traffic volume increased 9,225 carloads, or 27.9%, which increased revenues by $2.2 million, while average freight revenues per carload decreased 20.2%. The carload increase was primarily due to increased Class I overhead shipments in the central United States and a new haulage move in the northeastern United States. The decrease in average freight revenues per carload was primarily due to the increased Class I overhead shipments.
Freight revenues from all remaining commodities increased $5.5 million.
Non-Freight Revenues
The following table sets forth non-freight revenues for the six months ended June 30, 2014 and 2013 (dollars in thousands):

	Six Months Ended June 30,
	2014		2013
	Amount	% of Total	Amount	% of Total
Railcar switching	$82,581	44.3%	$78,455	40.3%
Car hire and rental income	19,652	10.5%	17,579	9.0%
Demurrage and storage	27,791	14.9%	28,217	14.5%
Car repair services	13,194	7.1%	11,636	6.0%
Construction revenues	10,170	5.5%	21,423	11.0%
Other non-freight revenues	32,970	17.7%	37,335	19.2%
Total non-freight revenues	$186,358	100.0%	$194,645	100.0%

The following table sets forth changes in non-freight revenues segregated into new operations and existing operations for the six months ended June 30, 2014 compared with the six months ended June 30, 2013 (dollars in thousands):

	Six Months Ended June 30,				Increase/(Decrease) in Total Operations		Increase/ (Decrease) in Existing Operations		Currency Impact
	2014			2013
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%
Railcar switching	$82,581	$16	$82,565	$78,455	$4,126	5.3%	$4,110	5.2%	$(1,734)
Car hire and rental income	19,652	333	19,319	17,579	2,073	11.8%	1,740	9.9%	(323)
Demurrage and storage	27,791	—	27,791	28,217	(426)	(1.5)%	(426)	(1.5)%	(359)
Car repair services	13,194	44	13,150	11,636	1,558	13.4%	1,514	13.0%	(71)
Construction revenues	10,170	—	10,170	21,423	(11,253)	(52.5)%	(11,253)	(52.5)%	—
Other non-freight revenues	32,970	154	32,816	37,335	(4,365)	(11.7)%	(4,519)	(12.1)%	(1,780)
Total non-freight revenues	$186,358	$547	$185,811	$194,645	$(8,287)	(4.3)%	$(8,834)	(4.5)%	$(4,267)
Total non-freight revenues decreased $8.3 million, or 4.3%, to $186.4 million in the six months ended June 30, 2014, compared with $194.6 million in the six months ended June 30, 2013. The decrease in non-freight revenues was attributable to $8.8 million from existing operations, partially offset by $0.5 million from new operations. The decrease in non-freight revenues from existing operations was primarily due to an $11.3 million decrease in low margin construction revenues and a $4.3 million decrease from the net impact of foreign currency depreciation, partially offset by a $5.8 million increase in railcar switching primarily in Australia and Europe.
Operating Expenses
Overview
Operating expenses were $605.9 million in the six months ended June 30, 2014, compared with $592.0 million in the six months ended June 30, 2013, an increase of $13.9 million, or 2.3%. The increase in operating expenses was attributable to an increase of $9.2 million from existing operations and $4.6 million from new operations. The increase from existing operations was primarily due to a $17.5 million increase from labor and benefits and an $8.8 million increase in depreciation and amortization, partially offset by a $7.2 million decrease in other expenses. In addition, the depreciation of the Australian and Canadian dollars relative to the United States dollar resulted in a $12.2 million decrease in operating expenses from existing operations.
Our operating ratio, defined as total operating expenses divided by total operating revenues, was 76.6% in the six months ended June 30, 2014 compared with 76.3% in the six months ended June 30, 2013. Income from operations in the six months ended June 30, 2014 included business development and related costs of $2.8 million, including RCP&E acquisition and integration related costs and reorganization costs associated with Atlas, partially offset by a $2.2 million net gain on the sale of assets. Income from operations in the six months ended June 30, 2013 included $14.0 million of business development and related costs, including RailAmerica integration and acquisition costs, partially offset by a $2.7 million net gain on the sale of assets.

The following table sets forth our operating expenses for the six months ended June 30, 2014 and 2013 (dollars in thousands):

	Six Months Ended June 30,				Currency Impact
	2014		2013
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$233,303	29.5%	$219,087	28.3%	$(4,708)
Equipment rents	38,932	4.9%	37,701	4.9%	(678)
Purchased services	51,678	6.6%	59,993	7.8%	(2,561)
Depreciation and amortization	75,853	9.6%	68,384	8.8%	(1,908)
Diesel fuel used in operations	79,314	10.0%	73,879	9.5%	3
Casualties and insurance	22,385	2.8%	17,994	2.3%	(539)
Materials	35,444	4.5%	41,714	5.4%	(333)
Trackage rights	26,287	3.3%	23,627	3.0%	(896)
Net gain on sale of assets	(2,207)	(0.3)%	(2,716)	(0.4)%	39
Other expenses	44,869	5.7%	52,318	6.7%	(592)
Total operating expenses	$605,858	76.6%	$591,981	76.3%	$(12,173)
The following information discusses the significant changes in operating expenses.
Labor and benefits expense was $233.3 million in the six months ended June 30, 2014, compared with $219.1 million in the six months ended June 30, 2013, an increase of $14.2 million, or 6.5%, of which $12.8 million was from existing operations and $1.5 million was from new operations. The increase from existing operations was primarily due to an increase in the average number of employees, as well as an increase in overtime expense due to severe winter weather and an increase in benefits expense, partially offset by a decrease of $4.7 million due to the depreciation of the Australian and Canadian dollars relative to the United States dollar. Our average number of employees increased for our existing operations primarily as a result of insourcing our equipment maintenance activities in Australia and the midwestern United States and due to an increase in transportation employees as a result of higher traffic levels.
Purchased services expense, which consists primarily of the costs of services provided by outside contractors for repairs and maintenance of track property, locomotives, railcars and other equipment as well as contract labor costs for crewing services, was $51.7 million in the six months ended June 30, 2014, compared with $60.0 million in the six months ended June 30, 2013, a decrease of $8.3 million, or 13.9%. The decrease was primarily attributable to the insourcing of equipment maintenance activities in Australia.
Depreciation and amortization expense was $75.9 million in the six months ended June 30, 2014, compared with $68.4 million in the six months ended June 30, 2013, an increase of $7.5 million, or 10.9%. The increase was attributable to a $6.9 million increase from existing operations and $0.5 million from new operations. The increase from existing operations was primarily due to additional capital expenditures in 2013 including new business development projects, partially offset by a decrease of $1.9 million due to the depreciation of the Australian and Canadian dollars relative to the United States dollar.
The cost of diesel fuel used in operations was $79.3 million in the six months ended June 30, 2014, compared with $73.9 million in the six months ended June 30, 2013, an increase of $5.4 million, or 7.4%. The increase was attributable to an increase of $4.7 million from existing operations and $0.7 million from new operations. The increase from existing operations was composed of $5.0 million due to a 7.0% increase in diesel fuel consumption, partially offset by a $0.3 million decrease from a 0.5% increase in average fuel cost per gallon.
Casualties and insurance expense was $22.4 million in the six months ended June 30, 2014, compared with $18.0 million in the six months ended June 30, 2013, an increase of $4.4 million, or 24.4%. The increase was primarily due to three severe weather related incidents, including a washout in Canada during the spring thaw, a bridge failure due to ice damage during the first quarter of 2014 and a washout in the southeastern United States due to heavy rain from a severe thunderstorm in the second quarter of 2014.

Materials expense, which primarily consists of the costs of materials purchased for use in repairing and maintaining our track property, locomotives, railcars and other equipment as well as costs for general tools and supplies used in our business, was $35.4 million in the six months ended June 30, 2014, compared with $41.7 million in the six months ended June 30, 2013, a decrease of $6.3 million. The decrease was primarily due to a reduction in the level of construction projects at Atlas.
Trackage rights expense was $26.3 million in the six months ended June 30, 2014, compared with $23.6 million in the six months ended June 30, 2013, an increase of $2.7 million, or 11.3%. The increase was primarily due to a new customer in Europe and expanded services for an iron ore customer in South Australia that moves over a segment of track owned by a third party.
Other expenses were $44.9 million in the six months ended June 30, 2014, compared with $52.3 million in the six months ended June 30, 2013, a decrease of $7.4 million, or 14.2%. The decrease was primarily due to RailAmerica integration and acquisition costs included in 2013.
Interest Expense
Total interest expense was $31.5 million in the six months ended June 30, 2014, compared with $37.3 million in the six months ended June 30, 2013. Interest expense in the six months ended June 30, 2014 included the write-off of deferred financing fees of $4.7 million associated with the refinancing of our Credit Agreement in May 2014. The decrease in interest expense was primarily due to lower weighted average outstanding term debt during the six months ended June 30, 2014, compared with the six months ended June 30, 2013.
Provision for Income Taxes
On January 2, 2013, the United States Short Line Tax Credit was extended for 2012 and 2013. The extension of the United States Short Line Tax Credit produced book income tax benefits of $52.4 million for the six months ended June 30, 2013. The total tax credit impact in the six months ended June 30, 2013 included $41.0 million for the retroactive fiscal year 2012 tax benefit and $11.5 million associated with the six months ended June 30, 2013. Since the extension became law in 2013, the 2012 impact was recorded in the first quarter of 2013.
Our provision for income tax for the six months ended June 30, 2014 was $55.5 million, which represented 35.6% of income before income taxes and included a benefit of $1.0 million as a result of adjusting our deferred income taxes to reflect the impact of the RCP&E acquisition. Excluding a $41.0 million retroactive income tax benefit from the United States Short Line Tax Credit, our provision for income tax for the six months ended June 30, 2013 was $41.2 million, which represented 27.9% of income before income taxes other than the retroactive benefit from the United States Short Line Tax Credit. The increase in the effective income tax rate for the six months ended June 30, 2014 was primarily attributable to the expiration of the Short Line Tax Credit on December 31, 2013.
Net Income and Earnings Per Share Attributable to G&W Common Stockholders
Net income in the six months ended June 30, 2014 was $100.5 million, compared with net income in the six months ended June 30, 2013 of $147.8 million. Our basic EPS were $1.83 with 54.9 million weighted average shares outstanding in the six months ended June 30, 2014, compared with basic EPS of $2.75 with 52.9 million weighted average shares outstanding in the six months ended June 30, 2013. Our diluted EPS in the six months ended June 30, 2014 were $1.77 with 56.9 million weighted average shares outstanding, compared with diluted EPS of $2.60 with 56.6 million weighted average shares outstanding in the six months ended June 30, 2013. On February 13, 2013, we converted all of our outstanding Series A-1 Preferred Stock into 5,984,232 shares of our Class A common stock. The conversion resulted in an increase in our weighted average basic shares outstanding of 5,984,232 and 4,529,502 for the six months ended June 30, 2014 and 2013, respectively. Our results for the six months ended June 30, 2014 and 2013 included certain significant items as previously presented in the "Overview."
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

The following table sets forth our North American & European Operations and Australian Operations for the three months ended June 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	North American & European Operations	Australian Operations	Total Operations	North American & European Operations	Australian Operations	Total Operations
Operating revenues:
Freight	$252,320	$64,430	$316,750	$232,996	$66,853	$299,849
Non-freight	79,124	18,689	97,813	84,220	16,579	100,799
Total operating revenues	331,444	83,119	414,563	317,216	83,432	400,648
Operating expenses:
Labor and benefits	97,625	18,931	116,556	92,088	17,693	109,781
Equipment rents	17,140	2,734	19,874	16,375	2,618	18,993
Purchased services	15,909	7,959	23,868	17,238	13,360	30,598
Depreciation and amortization	31,040	7,172	38,212	27,388	6,773	34,161
Diesel fuel used in operations	29,856	7,523	37,379	26,953	7,741	34,694
Casualties and insurance	10,512	2,240	12,752	7,774	2,269	10,043
Materials	17,927	1,398	19,325	22,151	633	22,784
Trackage rights	8,572	5,449	14,021	7,278	5,492	12,770
Net gain on sale of assets	(1,325)	(44)	(1,369)	(661)	(348)	(1,009)
Other expenses	19,660	4,176	23,836	18,510	1,906	20,416
Total operating expenses	246,916	57,538	304,454	235,094	58,137	293,231
Income from operations	$84,528	$25,581	$110,109	$82,122	$25,295	$107,417
Operating ratio	74.5%	69.2%	73.4%	74.1%	69.7%	73.2%
Interest expense	$14,280	$3,534	$17,814	$13,282	$3,921	$17,203
Interest income	$192	$49	$241	$915	$35	$950
Provision for income taxes	$(26,007)	$(6,560)	$(32,567)	$(19,379)	$(5,839)	$(25,218)
Carloads	451,493	58,138	509,631	417,106	63,873	480,979
Expenditures for additions to property & equipment, net of grants from outside parties	$85,412	$3,047	$88,459	$59,215	$13,558	$72,773
Revenues from our North American & European Operations were $331.4 million in the three months ended June 30, 2014, compared with $317.2 million in the three months ended June 30, 2013, an increase of $14.2 million, or 4.5%. The $14.2 million increase in revenues from our North American & European Operations consisted of a $19.3 million increase in freight revenues, partially offset by a $5.1 million decrease in non-freight revenues. The $19.3 million increase in freight revenues consisted of an increase of $14.4 million from existing operations and $4.9 million from new operations. The $14.4 million increase from existing operations was primarily related to increased demand for steam coal and increased agricultural products shipments in the United States. The $5.1 million decrease in non-freight revenues consisted of a $5.6 million decrease from existing operations, partially offset by a $0.5 million increase from new operations. The $5.6 million decrease from existing operations was primarily due to a decrease in low margin construction revenues at Atlas, partially offset by an increase in railcar switching resulting from a new customer in Europe.

Operating expenses from our North American & European Operations were $246.9 million in the three months ended June 30, 2014, compared with $235.1 million in the three months ended June 30, 2013, an increase of $11.8 million, or 5.0%. The increase in operating expenses included $7.2 million from existing operations and $4.6 million from new operations. The $7.2 million increase in operating expenses from existing operations was primarily related to $4.7 million from labor and benefits expense, primarily as a result of an increase in the average number of employees and benefit increases for existing employees; a $3.4 million increase in depreciation and amortization expense, primarily related to capital expenditures in 2013 including new business development projects; a $2.2 million increase in the cost of diesel fuel used in operations, primarily resulting from increased average fuel prices and increased carloads; and an increase of $2.8 million in casualties and insurance expense, primarily resulting from two severe washouts, one in Canada during the spring thaw and one in the southeastern United States. These increases were partially offset by a $4.6 million decrease in materials expense, primarily due to a reduction in the level of construction projects at Atlas, and a decrease of $1.2 million primarily due to the depreciation of the Canadian dollar relative to the United States dollar. Our average number of employees increased for existing North American & European Operations primarily as a result of insourcing of our equipment maintenance activities in the midwestern United States and due to an increase in transportation employees as a result of higher traffic levels.
Revenues from our Australian Operations were $83.1 million in the three months ended June 30, 2014, compared with $83.4 million in the three months ended June 30, 2013, a decrease of $0.3 million, or 0.4%. The $0.3 million decrease in revenues consisted of a $2.4 million decrease in freight revenues, partially offset by a $2.1 million increase in non-freight revenues. The $2.4 million decrease in freight revenues consisted of $3.8 million due to the depreciation of the Australian dollar relative to the United States dollar and $6.4 million due to a 5,735, or 9.0%, carload decrease, partially offset by a $7.7 million increase due to a 12.2% increase in average freight revenues per carload. The decrease in carloads was primarily due to decreased shipments of gypsum, marble and grain. The increase in average freight revenues per carload was primarily driven by a change in mix of business. The increase in non-freight revenues was primarily attributable to an increase in railcar switching revenues due to higher narrow gauge iron ore shipments.
Operating expenses from our Australian Operations were $57.5 million in the three months ended June 30, 2014, compared with $58.1 million in the three months ended June 30, 2013, a decrease of $0.6 million, or 1.0%. The decrease in operating expenses included decreases of $4.7 million in purchased services expense due to the insourcing of equipment maintenance activities and $2.3 million due to the depreciation of the Australian dollar relative to the United States dollar, partially offset by an increase in labor and benefits, materials and other expenses all due to the insourcing of equipment maintenance activities.

The following table sets forth our North American & European Operations and Australian Operations for the six months ended June 30, 2014 and 2013 (dollars in thousands):

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	North American & European Operations	Australian Operations	Total Operations	North American & European Operations	Australian Operations	Total Operations
Revenues:
Freight	$481,307	$123,177	$604,484	$453,842	$127,111	$580,953
Non-freight	150,124	36,234	186,358	162,469	32,176	194,645
Total revenues	631,431	159,411	790,842	616,311	159,287	775,598
Operating expenses:
Labor and benefits	198,163	35,140	233,303	184,785	34,302	219,087
Equipment rents	33,910	5,022	38,932	32,468	5,233	37,701
Purchased services	31,537	20,141	51,678	34,343	25,650	59,993
Depreciation and amortization	61,619	14,234	75,853	54,799	13,585	68,384
Diesel fuel used in operations	64,590	14,724	79,314	58,561	15,318	73,879
Casualties and insurance	17,644	4,741	22,385	13,575	4,419	17,994
Materials	33,438	2,006	35,444	40,521	1,193	41,714
Trackage rights	15,329	10,958	26,287	13,996	9,631	23,627
Net gain on sale of assets	(2,045)	(162)	(2,207)	(2,368)	(348)	(2,716)
Other expenses	37,028	7,841	44,869	48,715	3,603	52,318
Total operating expenses	491,213	114,645	605,858	479,395	112,586	591,981
Income from operations	$140,218	$44,766	$184,984	$136,916	$46,701	$183,617
Operating ratio	77.8%	71.9%	76.6%	77.8%	70.7%	76.3%
Interest expense	$23,725	$7,730	$31,455	$29,093	$8,230	$37,323
Interest income	$1,094	$181	$1,275	$1,804	$189	$1,993
(Provision for)/benefit from income taxes	$(44,464)	$(11,003)	$(55,467)	$10,670	$(10,956)	$(286)
Carloads	861,030	115,980	977,010	812,077	119,206	931,283
Expenditures for additions to property & equipment, net of grants from outside parties	$139,397	$7,880	147,277	$73,926	$32,400	$106,326
Revenues from our North American & European Operations were $631.4 million in the six months ended June 30, 2014, compared with $616.3 million in the six months ended June 30, 2013, an increase of $15.1 million, or 2.5%. The $15.1 million increase in revenues from our North American & European Operations consisted of a $27.5 million increase in freight revenues, partially offset by a $12.3 million decrease in non-freight revenues. The $27.5 million increase in freight revenues consisted of an increase of $22.5 million from existing operations and $4.9 million from new operations. The $22.5 million increase from existing operations was primarily related to increased demand for steam coal in the midwestern United States and increased agricultural products shipments in North America. The $12.3 million decrease in non-freight revenues consisted of a $12.9 million decrease from existing operations, partially offset by a $0.5 million increase from new operations. The decrease from existing operations was primarily related to an $11.3 million decrease in low margin construction revenues at Atlas, partially offset by an increase in railcar switching resulting from a new customer in Europe.

Operating expenses from our North American & European Operations were $491.2 million in the six months ended June 30, 2014, compared with $479.4 million in the six months ended June 30, 2013, an increase of $11.8 million, or 2.5%. The increase in operating expenses included $7.2 million from existing operations and $4.6 million from new operations. The $7.2 million increase in operating expenses from existing operations was primarily related to $13.3 million from labor and benefits expense, primarily as a result of an increase in the average number of employees, overtime expense and benefit increases for existing employees; a $6.9 million increase in depreciation and amortization expense, primarily related to capital expenditures in 2013 including new business development projects; a $5.3 million increase in the cost of diesel fuel used in operations primarily resulting from locomotives idling longer due to the colder winter weather and increased average fuel prices as well as an increase of $4.2 million in casualties and insurance expense, primarily resulting from three severe weather related incidents in North America. These increases were partially offset by an $11.8 million decrease in other expenses, a $7.4 million decrease in materials expense, primarily related to a reduction in the level of construction projects at Atlas, and a decrease of $2.9 million primarily due to the depreciation of the Canadian dollar relative to the United States dollar. Our average number of employees increased for existing North American & European Operations primarily as a result of insourcing our equipment maintenance activities in the midwestern United States and due to an increase in transportation employees as a result of higher traffic levels.
Revenues from our Australian Operations were $159.4 million in the six months ended June 30, 2014, compared with $159.3 million in the six months ended June 30, 2013, an increase of $0.1 million, or 0.1%. The slight increase in revenues included a $4.1 million increase in non-freight revenues, partially offset by a $3.9 million decrease in freight revenues. The $4.1 million increase in non-freight revenues was primarily attributable to an increase in railcar switching revenues due to higher narrow gauge iron ore shipments. The $3.9 million decrease in freight revenues consisted of $12.0 million due to the depreciation of the Australian dollar relative to the United States dollar and $3.4 million due to a 3,226, or 2.7%, carload decrease, partially offset by $11.5 million due to a 9.9% increase in average freight revenues per carload. The decrease in carloads was primarily due to decreased shipments of gypsum and marble, partially offset by an increase in shipments of iron ore and manganese. The increase in average freight revenues per carload was primarily due to a change in mix of business.
Operating expenses from our Australian Operations were $114.6 million in the six months ended June 30, 2014, compared with $112.6 million in the six months ended June 30, 2013, an increase of $2.1 million, or 1.8%. The increase in operating expenses included an increase in labor and benefits, due to the insourcing of equipment maintenance activities, an increase in trackage rights expense and an increase in depreciation and amortization expense primarily resulting from capital expenditures in 2013 including new business development projects. The increase was partially offset by a $9.3 million decrease in operating expenses resulting from the depreciation of the Australian dollar relative to the United States dollar and a decrease in purchased services due to the insourcing of equipment maintenance activities.
Liquidity and Capital Resources
During the six months ended June 30, 2014 and 2013, our cash flows from operating activities were $200.1 million and $152.7 million, respectively. For the six months ended June 30, 2014 and 2013, changes in working capital decreased net cash flows by $12.4 million and $57.4 million, respectively. The 2013 period included $9.6 million in cash paid for expenses related to the integration of RailAmerica.
During the six months ended June 30, 2014 and 2013, our cash flows used in investing activities were $363.3 million and $103.1 million, respectively. For the six months ended June 30, 2014, primary drivers of cash used in investing activities were $220.5 million of cash paid for acquisitions, predominately for RCP&E's acquisition, $174.9 million of cash used for capital expenditures, including $61.0 million for new business investments, partially offset by $27.6 million in cash received from grants from outside parties for capital spending, $3.4 million in cash proceeds from the sale of property and equipment and $1.2 million of insurance proceeds for the replacement of assets. For the six months ended June 30, 2013, primary drivers of cash used in investing activities were $112.3 million of cash used for capital expenditures, including new business investments of $25.1 million, partially offset by $6.0 million in cash received from grants from outside parties for capital spending and $3.2 million in cash proceeds from the sale of property and equipment.
During the six months ended June 30, 2014, our cash flows provided by financing activities were $133.9 million. During the six months ended June 30, 2013, our cash flows used in financing activities were $95.9 million. For the six months ended June 30, 2014, primary drivers of cash flows provided by financing activities were net proceeds of $126.3 million primarily related to the amendment to our Credit Agreement in May 2014 and net cash inflows of $7.6 million from exercises of stock-based awards. For the six months ended June 30, 2013, primary drivers of cash flows used in financing activities were a net decrease in outstanding debt of $99.0 million, $2.1 million of dividends paid to Series A-1 Preferred Stockholders and $1.9 million of fees paid to amend our Credit Agreement, partially offset by $7.1 million in net cash received from exercises of stock-based awards.

At June 30, 2014, we had long-term debt, including current portion, totaling $1.8 billion, which was 43.7% of our total capitalization, and $577.5 million of unused borrowing capacity under our Credit Agreement. At December 31, 2013, we had long-term debt, including current portion, totaling $1.6 billion, which was 43.1% of our total capitalization.
Based on current expectations, we believe our cash and other liquid assets, anticipated future cash flows, availability under our Credit Agreement, access to debt and equity capital markets and sources of available financing will be sufficient to fund expected operating, capital and debt service requirements and other financial commitments for the foreseeable future.
Credit Facilities
On May 27, 2014, we entered into Amendment No. 2 to the Senior Secured Syndicated Credit Facility Agreement (Amendment No. 2), dated October 1, 2012, as amended by Amendment No. 1, dated March 28, 2013, pursuant to which our Senior Secured Syndicated Credit Facility Agreement was amended and restated (Amended and Restated Credit Agreement). The credit facilities under the Amended and Restated Credit Agreement are comprised of a $1,520.0 million United States term loan, an A$216.8 million (or $200.3 million at the exchange rate on May 27, 2014) Australian term loan and a $625.0 million revolving credit facility. Amendment No. 2 also extended the maturity date of each of our credit facilities to May 31, 2019. The revolving credit facility includes borrowing capacity for letters of credit and swingline loans.
The Amended and Restated Credit Agreement provides that borrowings under our revolving credit facility may be denominated in United States dollars, Australian dollars, Canadian dollars and Euros. At our election, at the time of entering into specific borrowings, interest on borrowings is calculated under a "Base Rate" or "LIBOR/BBSW Rate." LIBOR is the London Interbank Offered Rate. BBSW is the Bank Bill Swap Reference Rate within Australia, which we believe is generally considered the Australian equivalent to LIBOR. The applicable borrowing spread for the Base Rate loans will initially be 0.75% over the base rate, and, following our first quarterly compliance certificate will range from 0.0% to 1.0% depending upon our total leverage ratio. The applicable borrowing spread for LIBOR/BBSW Rate loans, will initially be 1.75% over the LIBOR or BBSW, and, following our first quarterly compliance certificate will range from 1.0% to 2.0% depending upon our total leverage ratio.
In addition to paying interest on any outstanding borrowings under the Amended and Restated Credit Agreement, we are required to pay a commitment fee related to the unutilized portion of the commitments under the revolving credit facility. The commitment fee rate will initially be 0.3%, and, following our first quarterly compliance certificate will range from 0.2% to 0.3% depending upon our total leverage ratio.
In connection with the Amended and Restated Credit Agreement, we wrote-off $4.7 million of unamortized deferred financing fees and capitalized an additional $3.6 million of new fees. Deferred financing costs are amortized as additional interest expense over the terms of the related debt using the effective-interest method for the term loan debt and the straight-line method for the revolving credit facility.
During the three months ended June 30, 2014, we made prepayments on our United States term loan of $30.0 million and prepayments on our Australian term loan of A$12.0 million (or $11.3 million at the exchange rate on June 30, 2014). As of June 30, 2014, we had outstanding term loans of $1,490.0 million with an interest rate of 1.90% and A$204.8 million (or $193.0 million at the exchange rate on June 30, 2014) with an interest rate of 4.46%.
The United States dollar-denominated and Australian dollar-denominated term loans will amortize in quarterly installments commencing with the quarter ending September 30, 2015, with the remaining principal balance payable upon maturity, as set forth below (dollars in thousands):

	Quarterly Payment Date	Principal Amount of Each Quarterly Installment
United States:	September 30, 2015 through June 30, 2017		$19,000
	September 30, 2017 through March 31, 2019		$38,000
	Maturity date - May 31, 2019		$1,072,000

Australia:	September 30, 2015 through June 30, 2017	A$	2,710
	September 30, 2017 through March 31, 2019	A$	5,420
	Maturity date - May 31, 2019	A$	145,180

The revolving credit facility under the Amended and Restated Credit Agreement includes sub-limits for revolving loans denominated in various currencies, including as of June 30, 2014 (a) up to $275.0 million under the United States dollar-denominated portion of our revolving credit facility, (b) up to $200.0 million under the Australian dollar-denominated portion of our revolving credit facility, (c) up to $100.0 million under the Canadian dollar-denominated portion of our revolving credit facility and (d) up to $50.0 million under the Euro-denominated portion of our revolving credit facility, with the ability to reallocate commitments among the sub-limits, provided that the total amount of all Australian dollar, Canadian dollar and Euro sub-limits cannot exceed US$400.0 million. In addition, the existing swingline credit facility portion of our revolving credit facility available under the United States dollar-denominated revolving credit facility increased from $30.0 million to $50.0 million.
The Amended and Restated Credit Agreement contains a number of customary affirmative and negative covenants, which are substantially consistent with the terms of the credit agreement prior to giving effect to Amendment No. 2 under the Amended and Restated Credit Agreement with respect to which we must maintain compliance. Those covenants, among other things, limit or prohibit our ability, subject to certain exceptions, to incur additional indebtedness; create liens; make investments; pay dividends on capital stock or redeem, repurchase or retire capital stock; consolidate or merge or make acquisitions or dispose of assets; enter into sale and leaseback transactions; engage in any business unrelated to the business currently conducted by us; sell or issue capital stock of any of our restricted subsidiaries; change our fiscal year; enter into certain agreements containing negative pledges and upstream limitations and engage in certain transactions with affiliates. Under the Amended and Restated Credit Agreement, we may not have an interest coverage ratio less than 3.50 to 1.00 as of the last day of any fiscal quarter. Amendment No. 2 modified the leverage ratios. Under the Amended and Restated Credit Agreement, we may not exceed specified maximum total leverage ratios as described in the following table:

Period	Maximum Total Leverage Ratio
May 27, 2014 through June 30, 2015	4.25 to 1.00
July 1, 2015 through June 30, 2016	3.75 to 1.00
July 1, 2016 and May 31, 2019	3.50 to 1.00
As of June 30, 2014, we were in compliance with the covenants under our Amended and Restated Credit Agreement, including the maximum total leverage covenant noted above. As of June 30, 2014, our usage under our $625.0 million revolving credit facility consisted of $44.4 million in borrowings, $3.0 million in letter of credit guarantees and $577.5 million of unused borrowing capacity. As of June 30, 2014, we had outstanding revolving loans of $11.0 million in United States dollar-denominated borrowings with an interest rate of 1.90%, A$15.0 million in Australian dollar-denominated borrowings (or $14.1 million at the exchange rate on June 30, 2014) with an interest rate of 6.47%, C$14.0 million in Canadian dollar-denominated borrowings (or $13.1 million at the exchange rate on June 30, 2014) with an interest rate of 2.99% and €4.5 million in Euro-denominated borrowings (or $6.2 million at the exchange rate on June 30, 2014) with an interest rate of 1.83%.
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

2014 Budgeted Capital Expenditures
During the six months ended June 30, 2014, we incurred $163.2 million in aggregate capital expenditures, of which we paid $135.4 million in cash and accrued $27.8 million in accounts payable as of June 30, 2014. We expect to receive $19.7 million in grants from outside parties related to this year-to-date activity, which was included in outstanding grant receivables from outside parties as of June 30, 2014.
Cash of $174.9 million paid for purchases of property and equipment during the six months ended June 30, 2014 consisted of $135.4 million for 2014 capital projects and $39.5 million related to capital expenditures accrued in 2013. Grant proceeds during the six months ended June 30, 2014 consisted of $15.2 million for grants related to 2014 capital expenditures and $12.5 million for grants related to our capital expenditures from prior years.
Accordingly, capital expenditures for the six months ended June 30, 2014, as compared with our 2014 full year budgeted capital expenditures can be summarized as follows (dollars in thousands):

	2014 Budgeted	Actual for the
	Capital	Six Months Ended
	Expenditures	June 30, 2014
Track and equipment improvements, self-funded	$199,000	$79,452
Track and equipment improvements, subject to third party funding	73,000	22,799
New business development	53,000	60,984
Grants from outside parties	(58,000)	(19,667)
Net capital expenditures	$267,000	$143,568
We periodically receive grants for the upgrade and construction of rail lines and the upgrade of locomotives from federal, provincial, state and local agencies and other outside parties in the United States, Canada and Australia. These grants typically reimburse us for 50% to 100% of the actual cost of specific projects.
Off-Balance Sheet Arrangements
An off-balance sheet arrangement includes any contractual obligation, agreement or transaction involving an unconsolidated entity under which we (1) have made guarantees, (2) have a retained or contingent interest in transferred assets, or a similar arrangement, that serves as credit, liquidity or market risk support to that entity for such assets, (3) have an obligation under certain derivative instruments or (4) have any obligation arising out of a material variable interest in such an entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing or hedging services with us. Our off-balance sheet arrangements as of December 31, 2013 consisted of operating lease obligations. There were no material changes in our off-balance sheet arrangements during the six months ended June 30, 2014.
Impact of Foreign Currencies on Operating Revenues and Expenses
When comparing the effects of average foreign currency exchange rates on operating revenues during the three and six months ended June 30, 2014 with the three and six months ended June 30, 2013, foreign currency translation had a negative impact on our consolidated operating revenues due to the weakening of the Australian and Canadian dollars relative to the United States dollar in the three and six months ended June 30, 2014. Currency effects related to operating revenues and expenses are presented within the discussion of these respective items included within this Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Except as disclosed below, during the six months ended June 30, 2014, there were no material changes to the Quantitative and Qualitative Disclosures About Market Risk previously disclosed in our 2013 Annual Report on Form 10-K.

On May 23, 2014, the non-functional currency intercompany loan between the United States and Australian entities was repaid and we terminated the two outstanding two-year Australian dollar/United States dollar floating to floating cross-currency swap agreements (Swaps) which were effective December 3, 2012. In connection with the termination, we paid A$105 million and received $108.9 million, net of our quarterly settlement payments of $0.6 million. The Swaps required us to pay Australian dollar Bank Bill Swap Reference Rate (BBSW) plus 3.25% based on a notional amount of A$105 million and allowed us to receive United States London Interbank Offered Rate (LIBOR) plus 2.82% based on a notional amount of $109.6 million on a quarterly basis. BBSW is the wholesale interbank reference rate within Australia, which we believe is generally considered the Australian equivalent to LIBOR. As a result of the quarterly net settlement payments, we realized a net expense of $0.6 million and $1.2 million within interest expense for the three and six months ended June 30, 2014, respectively and $0.7 million and $1.5 million for the three and six months ended June 30, 2013, respectively. In addition, we recognized a net expense of $0.3 million and $0.1 million within other income/(loss), net related to the settlement of the derivative agreement and the underlying intercompany debt instrument to the exchange rate for the three and six months ended June 30, 2014, respectively.
The following table summarizes the fair value of our derivative instruments recorded in the consolidated balance sheets as of June 30, 2014 and December 31, 2013 (dollars in thousands):

		Fair Value
	Balance Sheet Location	June 30, 2014	December 31, 2013
Asset Derivatives:
Derivatives designated as hedges:
Interest rate swap agreements	Other assets, net	$15,686	$36,987
Derivatives not designated as hedges:
Cross-currency swap agreement	Prepaid expenses and other	$—	$16,056

Liability Derivatives:
Derivatives designated as hedges:
Interest rate swap agreements	Accrued expenses	$2,781	$1,601
Interest rate swap agreements	Other long-term liabilities	724	838
Total liability derivatives designated as hedges		$3,505	$2,439

ITEM 4.	CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures — We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, the disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Internal Control Over Financial Reporting — During the three months ended June 30, 2014, there were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
For a discussion of our potential risks or uncertainties, please see Risk Factors in Part I, Item 1A of the Company's 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission. There have been no material changes to the risk factors disclosed in Part I, Item 1A of our 2013 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
There were no unregistered sales of equity securities for the period covered by this Quarterly Report on Form 10-Q.
Issuer Purchases of Equity Securities

Period in 2014	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30	331	$95.16	—	—
May 1 to May 31	229	$94.80	—	—
June 1 to June 30	1,302	$97.35	—	—
Total	1,862	$96.65	—	—

(1)
The 1,862 shares acquired in the three months ended June 30, 2014 represent common stock acquired by us from our employees who surrendered shares in lieu of cash either to fund their exercise of stock options or to pay taxes on equity awards granted under our Second Amended and Restated 2004 Omnibus Plan.

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

GENESEE & WYOMING INC.

Date:	August 6, 2014	By:	/S/ TIMOTHY J. GALLAGHER
		Name:	Timothy J. Gallagher
		Title:	Chief Financial Officer (Principal Financial Officer)

Date:	August 6, 2014	By:	/S/ CHRISTOPHER F. LIUCCI
		Name:	Christopher F. Liucci
		Title:	Chief Accounting Officer (Principal Accounting Officer)

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
3.1
Certificate of Elimination of Mandatorily Convertible Perpetual Preferred Stock, Series A-1 of Genesee & Wyoming Inc., dated as of May 27, 2014, is incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on May 30, 2014 (File No. 001-31456)

10.1
Amendment No. 2, dated as of May 27, 2014, to the Senior Secured Syndicated Facility Agreement, dated as of October 1, 2012, among Genesee & Wyoming Inc., RP Acquisition Company Two, Quebec Gatineau Railway Inc., Genesee & Wyoming Australia Pty Ltd, Rotterdam Rail Feeding B.V., Bank of America, N.A., as administrative agent, and the agents, lenders and guarantors party thereto from time to time, is incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 30, 2014 (File No. 001-31456)

*10.2	Form of Restricted Stock Award Notice for Directors under the Second Amended and Restated Omnibus Plan

*10.3	Form of Restricted Stock Unit Award Notice for Directors under the Second Amended and Restated Omnibus Plan

*10.4	Form of Restricted Stock Award Notice under the Second Amended and Restated Omnibus Plan

*10.5	Form of Option Award Notice under the Second Amended and Restated Omnibus Plan

*10.6	Form of Performance-Based Restricted Stock Unit Award Notice under the Second Amended and Restated Omnibus Plan

*10.7	Form of Restricted Stock Award Notice for CEO under the Second Amended and Restated Omnibus Plan

*10.8	Form of Option Award Notice for CEO under the Second Amended and Restated Omnibus Plan

*10.9	Form of Performance-Based Restricted Stock Unit Award Notice for CEO under the Second Amended and Restated Omnibus Plan

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

*32.1	Section 1350 Certification

*101
The following financial information from Genesee & Wyoming Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL includes: (i) Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 and (v) the Notes to Consolidated Financial Statements.

* Exhibits filed or furnished with this Report, as applicable.