Form 10-Q
period 2014-09-30
GENESEE & WYOMING INC
filed 2014-11-04
CIK 1012620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-Q
________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO
Shares of common stock outstanding as of the close of business on October 31, 2014:

Class	Number of Shares Outstanding
Class A Common Stock	52,825,613
Class B Common Stock	1,053,985

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

Forward-Looking Statements
This report and other documents referred to in this report contain forward-looking statements regarding future events and the future performance of Genesee & Wyoming Inc. that are based on current expectations, estimates and projections about our industry, our business and our performance, management's beliefs and assumptions made by management. Words such as "anticipates," "intends," "plans," "believes," "could," "should," "seeks," "expects," "will," "estimates," "trends," "outlook," variations of these words and similar expressions are intended to identify these forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast, including the following: risks related to the operation of our railroads; severe weather conditions and other natural occurrences, which could result in shutdowns, derailments, railroad network congestion or other substantial disruption of operations; customer demand and changes in our operations; exposure to the credit risk of customers and counterparties; changes in commodity prices; consummation and integration of acquisitions; economic, political and industry conditions (including employee strikes or work stoppages); retention and contract continuation; legislative and regulatory developments, including changes in environmental and other laws and regulations to which we are subject; increased competition in relevant markets; funding needs and financing sources, including our ability to obtain government funding for capital projects; international complexities of operations, currency fluctuations, finance, tax and decentralized management; challenges of managing rapid growth including retention and development of senior leadership; unpredictability of fuel costs; susceptibility to various legal claims and lawsuits; increase in, or volatility associated with, expenses related to estimated claims, self-insured retention amounts and insurance coverage limits; consummation of new business opportunities; decrease in revenues and/or increase in costs and expenses; susceptibility to the risks of doing business in foreign countries; our ability to realize the expected synergies associated with acquisitions; and others including, but not limited to, those set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q, if any, and those noted in our 2013 Annual Report on Form 10-K under "Risk Factors." Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Forward-looking statements speak only as of the date of this report or as of the date they were made. We do not undertake, and expressly disclaim, any duty to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2014 and DECEMBER 31, 2013 (Unaudited)
(dollars in thousands, except share amounts)

	September 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,792	$62,876
Accounts receivable, net	348,909	325,453
Materials and supplies	34,147	31,295
Prepaid expenses and other	45,984	52,584
Deferred income tax assets, net	61,567	76,122
Total current assets	509,399	548,330
PROPERTY AND EQUIPMENT, net	3,775,127	3,440,744
GOODWILL	630,342	630,462
INTANGIBLE ASSETS, net	594,796	613,933
DEFERRED INCOME TAX ASSETS, net	2,591	2,405
OTHER ASSETS, net	53,454	83,947
Total assets	$5,565,709	$5,319,821
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$39,473	$84,366
Accounts payable	265,716	242,010
Accrued expenses	121,334	130,132
Total current liabilities	426,523	456,508
LONG-TERM DEBT, less current portion	1,601,303	1,540,346
DEFERRED INCOME TAX LIABILITIES, net	896,171	863,051
DEFERRED ITEMS - grants from outside parties	296,475	267,098
OTHER LONG-TERM LIABILITIES	40,968	43,748
COMMITMENTS AND CONTINGENCIES
EQUITY:
Class A common stock, $0.01 par value, one vote per share; 180,000,000 shares authorized at September 30, 2014 and December 31, 2013; 65,516,757 and 64,584,102 shares issued and 52,824,345 and 51,934,137 shares outstanding (net of 12,692,412 and 12,649,965 shares in treasury) on September 30, 2014 and December 31, 2013, respectively	655	646
Class B common stock, $0.01 par value, ten votes per share; 30,000,000 shares authorized at September 30, 2014 and December 31, 2013; 1,053,985 and 1,608,989 shares issued and outstanding on September 30, 2014 and December 31, 2013, respectively	11	16
Additional paid-in capital	1,326,618	1,302,521
Retained earnings	1,232,266	1,058,884
Accumulated other comprehensive (loss)/income	(31,721)	6,089
Treasury stock, at cost	(224,423)	(220,361)
Total Genesee & Wyoming Inc. stockholders' equity	2,303,406	2,147,795
Noncontrolling interest	863	1,275
Total equity	2,304,269	2,149,070
Total liabilities and equity	$5,565,709	$5,319,821
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 and 2013 (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
OPERATING REVENUES	$432,543	$401,377	$1,223,385	$1,176,975
OPERATING EXPENSES:
Labor and benefits	121,707	110,609	354,887	329,690
Equipment rents	22,934	20,388	61,866	57,986
Purchased services	24,502	33,270	76,174	93,156
Depreciation and amortization	40,277	37,334	116,130	105,718
Diesel fuel used in operations	36,089	35,660	115,403	109,539
Casualties and insurance	8,702	8,974	31,087	26,968
Materials	21,437	18,909	56,995	60,726
Trackage rights	14,174	13,430	40,461	37,057
Net gain on sale of assets	(1,237)	(703)	(3,444)	(3,419)
Other expenses	20,842	21,765	65,726	74,196
Total operating expenses	309,427	299,636	915,285	891,617
INCOME FROM OPERATIONS	123,116	101,741	308,100	285,358
Interest income	82	992	1,357	2,985
Interest expense	(12,654)	(16,029)	(44,109)	(53,352)
Other (loss)/income, net	(747)	1,752	439	1,529
Income before income taxes	109,797	88,456	265,787	236,520
Provision for income taxes	(36,945)	(22,231)	(92,412)	(22,517)
Net income	72,852	66,225	173,375	214,003
Less: Net income/(loss) attributable to noncontrolling interest	202	538	(7)	984
Less: Series A-1 Preferred Stock dividend	—	—	—	2,139
Net income available to common stockholders	$72,650	$65,687	$173,382	$210,880
Basic earnings per common share attributable to Genesee & Wyoming Inc. common stockholders	$1.31	$1.20	$3.14	$3.94
Weighted average shares - Basic	55,600	54,626	55,167	53,475
Diluted earnings per common share attributable to Genesee & Wyoming Inc. common stockholders	$1.27	$1.16	$3.05	$3.76
Weighted average shares - Diluted	57,014	56,738	56,943	56,637
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 and 2013 (Unaudited)
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
NET INCOME	$72,852	$66,225	$173,375	$214,003
OTHER COMPREHENSIVE (LOSS)/INCOME:
Foreign currency translation adjustment	(41,439)	12,295	(23,262)	(40,876)
Net unrealized (loss)/gain on qualifying cash flow hedges, net of tax benefit/(provision) of $969, $171, $9,915 and ($10,970), respectively	(1,454)	(257)	(14,873)	16,455
Changes in pension and other postretirement benefits, net of tax (provision) of ($107), ($56), ($183) and ($169), respectively	190	98	325	295
Other comprehensive (loss)/income	(42,703)	12,136	(37,810)	(24,126)
COMPREHENSIVE INCOME	30,149	78,361	135,565	189,877
Less: Comprehensive income/(loss) attributable to noncontrolling interest	202	538	(7)	984
COMPREHENSIVE INCOME ATTRIBUTABLE TO GENESEE & WYOMING INC.	$29,947	$77,823	$135,572	$188,893
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 and 2013 (Unaudited)
(dollars in thousands)

	Nine Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$173,375	$214,003
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	116,130	105,718
Compensation cost related to equity awards	9,063	13,620
Excess tax benefit from share-based compensation	(5,483)	(7,487)
Deferred income taxes	62,612	622
Net gain on sale of assets	(3,444)	(3,419)
Insurance proceeds received	5,527	10,353
Changes in assets and liabilities which provided/(used) cash, net of effect of acquisitions:
Accounts receivable, net	(32,222)	(42,607)
Materials and supplies	(1,070)	(1,105)
Prepaid expenses and other	5,568	(9,910)
Accounts payable and accrued expenses	34,990	(8,178)
Other assets and liabilities, net	3,957	7,073
Net cash provided by operating activities	369,003	278,683
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(271,696)	(170,435)
Grant proceeds from outside parties	43,518	23,878
Cash paid for acquisitions, net of cash acquired	(220,542)	—
Insurance proceeds for the replacement of assets	4,112	—
Proceeds from disposition of property and equipment	4,562	3,954
Net cash used in investing activities	(440,046)	(142,603)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term borrowings, including capital leases	(378,763)	(388,018)
Proceeds from issuance of long-term debt	398,761	215,443
Debt amendment costs	(3,880)	(1,880)
Proceeds from employee stock purchases	9,574	11,026
Treasury stock purchases	(4,062)	(10,941)
Dividends paid on Series A-1 Preferred Stock	—	(2,139)
Excess tax benefit from share-based compensation	5,483	7,487
Net cash provided by/(used in) financing activities	27,113	(169,022)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(154)	124
DECREASE IN CASH AND CASH EQUIVALENTS	(44,084)	(32,818)
CASH AND CASH EQUIVALENTS, beginning of period	62,876	64,772
CASH AND CASH EQUIVALENTS, end of period	$18,792	$31,954
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:
The interim consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and are unaudited. They do not contain all disclosures which would be required in a full set of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, the unaudited financial statements for the three and nine months ended September 30, 2014 and 2013 are presented on a basis consistent with the audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods presented. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The consolidated balance sheet data for 2013 was derived from the audited financial statements in the Company's 2013 Annual Report on Form 10-K but does not include all disclosures required by U.S. GAAP.
The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2013 included in the Company's 2013 Annual Report on Form 10-K.
2. CHANGES IN OPERATIONS:
United States
Rapid City, Pierre & Eastern Railroad, Inc.: On May 30, 2014, the Company's new subsidiary, Rapid City, Pierre & Eastern Railroad, Inc. (RCP&E), purchased the assets comprising the western end of Canadian Pacific Railway Limited's (CP) Dakota, Minnesota & Eastern Railroad Corporation (DM&E) rail line for a cash purchase price of $217.7 million, including the purchase of materials and supplies, railcars, equipment and vehicles. RCP&E commenced freight service on the line on June 1, 2014. The Company accrued an additional $0.9 million of purchase price in the three months ended September 30, 2014 to reflect final purchase price adjustments. RCP&E's results have been included in the Company's consolidated statements of operations, within the Company's North American & European Operations segment, since the acquisition date.
RCP&E operates approximately 670 miles of rail line between Tracy, Minnesota and Rapid City, South Dakota; north of Rapid City to Colony, Wyoming; south of Rapid City to Dakota Junction, Nebraska; and connecting branch lines as well as trackage from Dakota Junction to Crawford, Nebraska, which is currently leased to the Nebraska Northwestern Railroad Inc. (NNW). Customers on the RCP&E ship approximately 52,000 carloads annually of grain, bentonite clay, ethanol, fertilizer and other products. RCP&E has the ability to interchange with CP, Union Pacific Railroad, BNSF Railway Company and NNW. RCP&E has approximately 180 employees, most of whom were hired from DM&E.
The Company accounted for the acquisition as a business combination using the acquisition method of accounting under U.S. GAAP. The following acquisition-date fair values were assigned to the acquired net assets (dollars in thousands):

Materials and supplies	$3,621
Prepaid expenses and other	116
Property and equipment	217,032
Deferred income tax assets	325
Total assets	221,094
Current portion of long-term debt	1,121
Accrued expenses	108
Long-term debt, less current portion	1,260
Net assets	$218,605
RailAmerica, Inc.: As further described in the Company's 2013 Annual Report on Form 10-K, on October 1, 2012, the Company acquired 100% of RailAmerica, Inc.'s (RailAmerica) outstanding shares for cash at a price of $27.50 per share, or total consideration of $2.0 billion (equity purchase price of $1.4 billion plus net debt of $659.2 million). Headquartered in Jacksonville, Florida with approximately 2,000 employees, RailAmerica owned and operated 45 short line freight railroads in North America with approximately 7,100 miles of track in 28 U.S. states and three Canadian provinces as of the October 1, 2012 acquisition date. The Company incurred $2.0 million and $15.7 million of RailAmerica integration and acquisition costs during the three and nine months ended September 30, 2013, respectively.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Canada
Tata Steel Minerals Canada Ltd.: In August 2012, the Company announced that its newly formed subsidiary, KeRail Inc. (KeRail), entered into a long-term agreement with Tata Steel Minerals Canada Ltd. (TSMC), for KeRail to provide rail transportation services to the iron ore mine TSMC is developing near Schefferville, Quebec in the Labrador Trough (the Mine). In June 2014, KeRail completed construction of an approximately 25-kilometer rail line that connects the Mine to the Tshiuetin Rail Transportation interchange point in Schefferville, the costs of which are supported by security provided by the customer. Operated as part of the Company's Canada Region, KeRail is expected to haul unit trains of iron ore from its rail connection with the Mine, which will then travel over three privately owned railways to the Port of Sept-Îles for export primarily to Tata Steel Limited's European operations. Upon receipt of the necessary permits from the Canadian and provincial governments, the Company expects to commence shipments in the fourth quarter of 2014.
Results from Operations
When comparing the Company's results from operations from one reporting period to another, it is important to consider that the Company has historically experienced fluctuations in revenues and expenses due to acquisitions, changing economic conditions, competitive forces, changes in foreign currency exchange rates, rail network congestion, one-time freight moves, fuel price fluctuations, customer plant expansions and shut-downs, sales of property and equipment, derailments and weather-related conditions, such as hurricanes, cyclones, tornadoes, droughts, heavy snowfall, unseasonably hot or cold weather, freezing and flooding. In periods when these events occur, the Company's results of operations are not easily comparable from one period to another. Finally, certain of the Company's railroads have shipments that are sensitive to general economic conditions, such as steel products, paper products and lumber and forest products, as well as product specific market conditions, such as the availability of lower priced alternative sources of power generation (coal) or energy commodity price differentials (crude oil). Other shipments are relatively less affected by economic conditions and are more closely affected by other factors, such as winter weather (salt) and seasonal rainfall (agricultural products). As a result of these and other factors, the Company's results of operations in any reporting period may not be directly comparable to its results of operations in other reporting periods.
3. EARNINGS PER COMMON SHARE:
The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2014 and 2013 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerators:
Net income attributable to Genesee & Wyoming Inc. common stockholders	$72,650	$65,687	$173,382	$213,019
Less: Series A-1 Preferred Stock dividend	—	—	—	2,139
Net income available to common stockholders	$72,650	$65,687	$173,382	$210,880
Denominators:
Weighted average Class A common shares outstanding - Basic	55,600	54,626	55,167	53,475
Weighted average Class B common shares outstanding	1,059	1,650	1,394	1,692
Dilutive effect of employee stock-based awards	355	462	382	506
Dilutive effect of Series A-1 Preferred Stock	—	—	—	964
Weighted average shares - Diluted	57,014	56,738	56,943	56,637
Earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:
Basic earnings per common share	$1.31	$1.20	$3.14	$3.94
Diluted earnings per common share	$1.27	$1.16	$3.05	$3.76

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
The following total number of Class A common stock shares issuable under the assumed exercise of stock-based awards computed based on the treasury stock method were excluded from the calculation of diluted earnings per common share, as the effect of including these shares would have been antidilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Antidilutive shares	293	129	259	90
Series A-1 Preferred Stock Converted into Common Stock on February 13, 2013
On February 13, 2013, the Company converted all of its outstanding Series A-1 Preferred Stock into 5,984,232 shares of the Company's Class A common stock. The conversion resulted in an increase in the Company's weighted average basic shares outstanding of 5,984,232 and 5,019,740 for the nine months ended September 30, 2014 and 2013, respectively.
For basic earnings per common share for the nine months ended September 30, 2013, the Company deducted the cumulative dividends on the Series A-1 Preferred Stock in calculating net income available to common stockholders (i.e., the numerator in the calculation of basic earnings per common share) divided by the weighted average number of common shares outstanding during each period. For diluted earnings per common share, the Company used the if-converted method when calculating diluted earnings per common share prescribed under U.S. GAAP.
4. ACCOUNTS RECEIVABLE:
Accounts receivable consisted of the following as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014	December 31, 2013
Accounts receivable - trade	$294,851	$264,562
Accounts receivable - grants from outside parties	29,305	33,003
Accounts receivable - insurance and other third-party claims	30,208	31,643
Total accounts receivable	354,364	329,208
Less: Allowance for doubtful accounts	(5,455)	(3,755)
Accounts receivable, net	$348,909	$325,453
Grants from Outside Parties
The Company periodically receives grants for the upgrade and construction of rail lines and the upgrade of locomotives from federal, provincial, state and local agencies and other outside parties in the United States, Canada and Australia. These grants typically reimburse the Company for 50% to 100% of the actual cost of specific projects. In total, the Company received grant proceeds of $43.5 million and $23.9 million in the nine months ended September 30, 2014 and 2013, respectively, from such grant programs. The proceeds were presented as cash inflows from investing activities within each of the applicable periods.
None of the Company's grants represent a future liability of the Company unless the Company abandons the rehabilitated or new track structure within a specified period of time, fails to maintain the upgraded or new track to certain standards and to make certain minimum capital improvements, or fails to comply with the provisions of the grant agreement, or ceases use of the locomotives within the specified geographic area and time period, as defined in the respective agreements. As the Company intends to comply with these agreements, the Company has recorded additions to track property and locomotives and has deferred the amount of the grants. The amortization of deferred grants is a non-cash offset to depreciation expense over the useful lives of the related assets. The Company recorded offsets to depreciation expense from grant amortization of $2.7 million and $2.1 million during the three months ended September 30, 2014 and 2013, respectively, and $8.2 million and $6.5 million during the nine months ended September 30, 2014 and 2013, respectively.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Insurance and Third-Party Claims
Accounts receivable from insurance and other third-party claims at September 30, 2014 included $19.3 million from the Company's North American & European Operations and $10.9 million from the Company's Australian Operations. The balance from the Company's North American & European Operations resulted predominately from the Company's anticipated insurance recoveries associated with a derailment in Alabama (the Aliceville Derailment) in November 2013. The balance from the Company's Australian Operations resulted primarily from the Company's anticipated insurance recoveries associated with a derailment in Australia's Northern Territory (the Muckaty Derailment) in June 2012. The Company received proceeds from insurance totaling $9.6 million and $10.4 million for the nine months ended September 30, 2014 and 2013, respectively.
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
The Amended and Restated Credit Agreement provides that borrowings under the revolving credit facility may be denominated in United States dollars, Australian dollars, Canadian dollars and Euros. At the Company's election, at the time of entering into specific borrowings, interest on borrowings is calculated under a "Base Rate" or "LIBOR/BBSW Rate." LIBOR is the London Interbank Offered Rate. BBSW is the Bank Bill Swap Reference Rate within Australia, which the Company believes is generally considered the Australian equivalent to LIBOR. The applicable borrowing spread for the Base Rate loans was initially 0.75% over the base rate, and, following the Company's first quarterly compliance certificate, ranges from 0.0% to 1.0% depending upon the Company's total leverage ratio. The applicable borrowing spread for LIBOR/BBSW Rate loans, was initially 1.75% over the LIBOR or BBSW, and, following the Company's first quarterly compliance certificate, ranges from 1.0% to 2.0% depending upon the Company's total leverage ratio.
In addition to paying interest on any outstanding borrowings under the Amended and Restated Credit Agreement, the Company is required to pay a commitment fee related to the unutilized portion of the commitments under the revolving credit facility. The commitment fee rate was initially 0.3%, and, following the Company's first quarterly compliance certificate, ranges from 0.2% to 0.3% depending upon the Company's total leverage ratio.
In connection with the Amended and Restated Credit Agreement, the Company wrote-off $4.6 million of unamortized deferred financing fees and capitalized an additional $3.6 million of new fees. Deferred financing costs are amortized as additional interest expense over the terms of the related debt using the effective-interest method for the term loan debt and the straight-line method for the revolving credit facility.
Since entering into Amendment No. 2, the Company made prepayments on its United States term loan of $105.0 million and prepayments on its Australian term loan of A$30.0 million (or $27.6 million at the exchange rates on the dates the payments were made). As of September 30, 2014, the Company had outstanding term loans of $1,415.0 million with an interest rate of 1.90% and A$186.8 million (or $163.2 million at the exchange rate on September 30, 2014) with an interest rate of 4.46%.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The United States dollar-denominated and Australian dollar-denominated term loans will amortize in quarterly installments commencing with the quarter ending September 30, 2015, with the remaining principal balance payable upon maturity, as set forth below (dollars in thousands):

	Quarterly Payment Date	Principal Amount of Each Quarterly Installment
United States:	September 30, 2015 through June 30, 2017		$19,000
	September 30, 2017 through March 31, 2019		$38,000
	Maturity date - May 31, 2019		$997,000

Australia:	September 30, 2015 through June 30, 2017	A$	2,710
	September 30, 2017 through March 31, 2019	A$	5,420
	Maturity date - May 31, 2019	A$	127,180
The $625.0 million revolving credit facility under the Amended and Restated Credit Agreement includes flexible sub-limits for revolving loans denominated in United States dollars, Australian dollars, Canadian dollars and Euros, with the ability to reallocate commitments among the sub-limits, provided that the total amount of all Australian dollar, Canadian dollar and Euro sub-limits cannot exceed $400.0 million. In addition, under the Amended and Restated Credit Agreement, the existing swingline credit facility portion of the revolving credit facility available under the United States dollar-denominated revolving credit facility increased to $50.0 million.
The Amended and Restated Credit Agreement contains a number of customary affirmative and negative covenants, which are substantially consistent with the terms of the credit agreement prior to giving effect to Amendment No. 2, with respect to which the Company must maintain compliance. Those covenants, among other things, limit or prohibit the Company's ability, subject to certain exceptions, to incur additional indebtedness; create liens; make investments; pay dividends on capital stock or redeem, repurchase or retire capital stock; consolidate or merge or make acquisitions or dispose of assets; enter into sale and leaseback transactions; engage in any business unrelated to the business currently conducted by the Company; sell or issue capital stock of any of the Company's restricted subsidiaries; change the Company's fiscal year; enter into certain agreements containing negative pledges and upstream limitations and engage in certain transactions with affiliates. Under the Amended and Restated Credit Agreement, the Company may not have an interest coverage ratio less than 3.50 to 1.00 as of the last day of any fiscal quarter. Under the Amended and Restated Credit Agreement, the Company may not exceed specified maximum total leverage ratios, which were modified by Amendment No. 2, as described in the following table:

Period	Maximum Total Leverage Ratio
May 27, 2014 through June 30, 2015	4.25 to 1.00
July 1, 2015 through June 30, 2016	3.75 to 1.00
July 1, 2016 through May 31, 2019	3.50 to 1.00
As of September 30, 2014, the Company was in compliance with the covenants under the Amended and Restated Credit Agreement, including the maximum total leverage covenant noted above. As of September 30, 2014, the Company's usage under its $625.0 million revolving credit facility consisted of $28.0 million in borrowings, $2.8 million in letter of credit guarantees and $594.2 million of unused borrowing capacity. As of September 30, 2014, the Company had outstanding revolving loans of $11.0 million in United States dollar-denominated borrowings with an interest rate of 1.90%, C$13.0 million in Canadian dollar-denominated borrowings (or $11.6 million at the exchange rate on September 30, 2014) with an interest rate of 3.00% and €4.3 million in Euro-denominated borrowings (or $5.4 million at the exchange rate on September 30, 2014) with an interest rate of 1.76%.

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
The Company matches the hedge instrument to the underlying hedged item (assets, liabilities, firm commitments or forecasted transactions). At inception of the hedge and at least quarterly thereafter, the Company assesses whether the derivatives used to hedge transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. When it is determined that a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting, and any gains or losses on the derivative instrument thereafter are recognized in earnings during the period in which it no longer qualifies for hedge accounting.
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
The following table summarizes the Company's interest rate swap agreements that expired during 2014 and 2013 (dollars in thousands):

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
The fair values of the Company's interest rate swap agreements were estimated based on Level 2 inputs. The Company's effectiveness testing during the three and nine months ended September 30, 2014 and 2013 resulted in no amount of gain or loss reclassified from accumulated other comprehensive (loss)/income into earnings due to ineffectiveness. During the three and nine months ended September 30, 2014, $0.6 million and $1.6 million, respectively, of existing net losses were realized and recorded as interest expense in the consolidated statements of operations. During the three and nine months ended September 30, 2013, $1.3 million and $3.2 million, respectively, of existing net losses were realized and recorded as interest expense in the consolidated statements of operations. Based on the Company's fair value assumptions as of September 30, 2014, it expects to realize $3.0 million of existing net losses that are reported in accumulated other comprehensive (loss)/income into earnings within the next 12 months. See Note 10, Accumulated Other Comprehensive (Loss)/Income, for additional information regarding the Company's cash flow hedges.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Foreign Currency Exchange Rate Risk
As of September 30, 2014, the Company's foreign subsidiaries had $182.6 million of third-party debt denominated in the local currencies in which the Company's foreign subsidiaries operate, including the Australian dollar, Canadian dollar and the Euro. The debt service obligations associated with this foreign currency debt are generally funded directly from those foreign operations. As a result, foreign currency risk related to this portion of the Company's debt service payments is limited. However, in the event the foreign currency debt service is not paid by the Company's foreign subsidiaries and is paid by United States subsidiaries, the Company may face exchange rate risk if the Australian dollar, Canadian dollar or Euro were to appreciate relative to the United States dollar and require higher United States dollar equivalent cash.
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
To mitigate the foreign currency exchange rate risk related to a non-functional currency intercompany loan between the United States and Australian entities, the Company entered into two Australian dollar/United States dollar floating to floating cross-currency swap agreements (the Swaps), effective as of December 3, 2012 and originally set to expire on December 1, 2014. On May 23, 2014, the intercompany loan was repaid and the Company terminated the Swaps. In connection with the termination, the Company paid A$105 million and received $108.9 million. The Swaps required the Company to pay Australian dollar BBSW plus 3.25% based on a notional amount of A$105.0 million and allowed the Company to receive United States LIBOR plus 2.82% based on a notional amount of $109.6 million on a quarterly basis. As a result of the quarterly net settlement payments, the Company realized a net expense of $1.2 million within interest expense for the nine months ended September 30, 2014 and $0.6 million and $2.2 million for the three and nine months ended September 30, 2013, respectively. In addition, for the nine months ended September 30, 2014, the Company recognized a net expense of $0.1 million within other income/(loss), net related to the settlement of the derivative agreement and the mark-to-market of the underlying intercompany debt instrument to the exchange rate.
The following table summarizes the fair value of the Company's derivative instruments recorded in the consolidated balance sheets as of September 30, 2014 and December 31, 2013 (dollars in thousands):

		Fair Value
	Balance Sheet Location	September 30, 2014	December 31, 2013
Asset Derivatives:
Derivatives designated as hedges:
Interest rate swap agreements	Other assets, net	$12,728	$36,987
Derivatives not designated as hedges:
Cross-currency swap agreement	Prepaid expenses and other	$—	$16,056

Liability Derivatives:
Derivatives designated as hedges:
Interest rate swap agreements	Accrued expenses	$2,969	$1,601
Interest rate swap agreements	Other long-term liabilities	—	838
Total liability derivatives designated as hedges		$2,969	$2,439

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table shows the effect of the Company's derivative instruments designated as cash flow hedges for the three and nine months ended September 30, 2014 and 2013 in other comprehensive income/(loss) (OCI) (dollars in thousands):

	Total Cash Flow Hedge OCI Activity
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Derivatives Designated as Cash Flow Hedges:
Effective portion of changes in fair value recognized in OCI:
Interest rate swap agreements	$(2,423)	$(428)	$(24,788)	$27,425
The following table shows the effect of the Company's derivative instruments not designated as hedges for the three and nine months ended September 30, 2014 and 2013 in the consolidated statements of operations (dollars in thousands):

		Amount Recognized in Earnings
		Three Months Ended		Nine Months Ended
	Location of Amount Recognized in Earnings	September 30,		September 30,
		2014	2013	2014	2013
Derivative Instruments Not Designated as Hedges:
Cross-currency swap agreements	Interest expense	$—	$(640)	$(1,184)	$(2,172)
Cross-currency swap agreements	Other income/(loss), net	—	485	(86)	507
		$—	$(155)	$(1,270)	$(1,665)

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. FAIR VALUE OF FINANCIAL INSTRUMENTS:
The following methods and assumptions were used to estimate the fair value of each class of financial instruments held by the Company:

•
Financial Instruments Carried at Fair Value: Derivative instruments are recorded on the consolidated balance sheets as either assets or liabilities measured at fair value. During the reporting period, the Company's derivative financial instruments consisted of interest rate swap agreements and cross-currency swap agreements. The Company estimated the fair value of its interest rate swap agreements based on Level 2 valuation inputs, including fixed interest rates, LIBOR implied forward interest rates and the remaining time to maturity. The Company estimated the fair value of its cross-currency swap agreements based on Level 2 valuation inputs, including LIBOR implied forward interest rates, Australian dollar BBSW implied forward interest rates and the remaining time to maturity.

•
Financial Instruments Carried at Historical Cost: The fair value of the Company's long-term debt was estimated using a discounted cash flow analysis based on Level 2 valuation inputs, including borrowing rates the Company believes are currently available to it for loans with similar terms and maturities.

The following table presents the Company's financial instruments carried at fair value using Level 2 inputs as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014	December 31, 2013
Financial instruments carried at fair value using Level 2 inputs:
Financial assets carried at fair value:
Interest rate swap agreements	$12,728	$36,987
Cross-currency swap agreements	—	16,056
Total financial assets carried at fair value	$12,728	$53,043
Financial liabilities carried at fair value:
Interest rate swap agreements	$2,969	$2,439
Total financial liabilities carried at fair value	$2,969	$2,439
The following table presents the carrying value and fair value using Level 2 inputs of the Company's financial instruments carried at historical cost as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities carried at historical cost:
United States term loan	$1,415,000	$1,416,842	$1,433,414	$1,429,204
Australian term loan	163,226	163,493	134,436	135,491
Revolving credit facility	27,966	28,217	15,949	15,956
Amortizing notes component of tangible equity units	13,902	13,918	21,878	21,698
Other debt	20,682	20,712	19,035	18,996
Total	$1,640,776	$1,643,182	$1,624,712	$1,621,345

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8. INCOME TAXES:
The United States Short Line Tax Credit is an income tax track maintenance credit for Class II and Class III railroads to reduce their federal income tax based on qualified railroad track maintenance expenditures. Qualified expenditures include amounts incurred for maintaining track, including roadbed, bridges and related track structures owned or leased by a Class II or Class III railroad. The credit is equal to 50% of the qualified expenditures, subject to an annual limitation of $3,500 multiplied by the number of miles of railroad track owned or leased by the Class II or Class III railroad as of the end of its tax year. The United States Short Line Tax Credit was in existence from 2005 through 2011. On January 2, 2013, the United States Short Line Tax Credit was extended for 2012 and 2013. The extension of the United States Short Line Tax Credit produced book income tax benefits of $6.8 million and $59.2 million for the three and nine months ended September 30, 2013, respectively. The total tax credit impact in the nine months ended September 30, 2013 included $41.0 million for the retroactive fiscal year 2012 tax benefit and $18.3 million associated with the nine months ended September 30, 2013. Since the extension became law in 2013, the 2012 impact was recorded in the first quarter of 2013.
The Company's effective income tax rate in the three months ended September 30, 2014 was 33.6%, compared with 25.1% in the three months ended September 30, 2013. The Company's provision for income taxes for the three months ended September 30, 2014 included a $3.9 million tax benefit as a result of receiving consent from the Internal Revenue Service (IRS) to change tax accounting methods retroactively for companies acquired as a result of the RailAmerica acquisition. The Company's effective income tax rate in the nine months ended September 30, 2014 was 34.8%. The Company's provision for income taxes for the nine months ended September 30, 2014 included a $1.0 million tax benefit as a result of adjusting the Company's deferred income taxes to reflect the impact of the RCP&E acquisition and a $3.9 million tax benefit as a result of receiving consent from the IRS to change tax accounting methods retroactively for companies acquired as a result of the RailAmerica acquisition. Excluding the $41.0 million retroactive income tax benefit from the United States Short Line Tax Credit, the Company's provision for income taxes for the nine months ended September 30, 2013 was $63.5 million, which other than the retroactive benefit from the United States Short Line Tax Credit, represented 26.8% of income before income taxes. The increase in the effective income tax rates for the three and nine months ended September 30, 2014 was primarily attributable to the expiration of the United States Short Line Tax Credit on December 31, 2013. The Company’s effective income tax rates also included adjustments to reflect differences between book income tax expense and final tax returns filed in September of each year related to the previous fiscal year, which the Company does not consider material.
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

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

10. ACCUMULATED OTHER COMPREHENSIVE (LOSS)/INCOME:
The following tables set forth accumulated other comprehensive (loss)/income included in the consolidated balance sheets (dollars in thousands):

	Foreign Currency Translation Adjustment	Defined Benefit Plans	Net Unrealized Gain/(Loss) on Cash Flow Hedges		Accumulated Other Comprehensive Income/(Loss)
Balance, December 31, 2013	$(14,687)	$214	$20,562		$6,089
Other comprehensive (loss)/income before reclassifications	(23,262)	325	(13,899)		(36,836)
Amounts reclassified from accumulated other comprehensive income, net of tax benefit of $649	—	—	(974)	(a)	(974)
Current period change	(23,262)	325	(14,873)		(37,810)
Balance, September 30, 2014	$(37,949)	$539	$5,689		$(31,721)

	Foreign Currency Translation Adjustment	Defined Benefit Plans	Net Unrealized Gain/(Loss) on Cash Flow Hedges		Accumulated Other Comprehensive Income/(Loss)
Balance, December 31, 2012	$47,845	$(148)	$(426)		$47,271
Other comprehensive (loss)/income before reclassifications	(40,876)	295	18,383		(22,198)
Amounts reclassified from accumulated other comprehensive income, net of tax benefit of $1,286	—	—	(1,928)	(a)	(1,928)
Current period change	(40,876)	295	16,455		(24,126)
Balance, September 30, 2013	$6,969	$147	$16,029		$23,145
(a) Existing net losses realized are recorded in interest expense on the consolidated statements of operations (see Note 6, Derivative Financial Instruments).
11. SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
As of September 30, 2014 and 2013, the Company had outstanding receivables from outside parties for the funding of capital expenditures of $29.3 million and $33.2 million, respectively. At September 30, 2014 and 2013, the Company also had $21.1 million and $39.8 million, respectively, of purchases of property and equipment that were not paid and, accordingly, were accrued in accounts payable in the normal course of business.
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

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables set forth the Company's North American & European Operations and Australian Operations for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	North American & European Operations	Australian Operations	Total Operations	North American & European Operations	Australian Operations	Total Operations
Operating revenues	$351,065	$81,478	$432,543	$319,079	$82,298	$401,377
Income from operations	$100,507	$22,609	$123,116	$77,024	$24,717	$101,741
Depreciation and amortization	$33,205	$7,072	$40,277	$30,704	$6,630	$37,334
Interest expense	$10,118	$2,536	$12,654	$12,473	$3,556	$16,029
Interest income	$32	$50	$82	$926	$66	$992
Provision for income taxes	$31,001	$5,944	$36,945	$17,287	$4,944	$22,231
Expenditures for additions to property & equipment, net of grants from outside parties	$73,240	$7,661	$80,901	$31,277	$8,954	$40,231

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	North American & European Operations	Australian Operations	Total Operations	North American & European Operations	Australian Operations	Total Operations
Operating revenues	$982,496	$240,889	$1,223,385	$935,390	$241,585	$1,176,975
Income from operations	$240,725	$67,375	$308,100	$213,940	$71,418	$285,358
Depreciation and amortization	$94,824	$21,306	$116,130	$85,503	$20,215	$105,718
Interest expense	$33,843	$10,266	$44,109	$41,566	$11,786	$53,352
Interest income	$1,126	$231	$1,357	$2,730	$255	$2,985
Provision for income taxes	$75,465	$16,947	$92,412	$6,617	$15,900	$22,517
Expenditures for additions to property & equipment, net of grants from outside parties	$212,637	$15,541	$228,178	$105,203	$41,354	$146,557
The following table sets forth the property and equipment recorded in the consolidated balance sheets for the Company's North American & European Operations and Australian Operations as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014			December 31, 2013
	North American & European Operations	Australian Operations	Total Operations	North American & European Operations	Australian Operations	Total Operations
Property and equipment, net	$3,239,823	$535,304	$3,775,127	$2,883,452	$557,292	$3,440,744
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
In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the requirements for reporting discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on the entity's operations and financial results. This guidance should be applied prospectively and will be effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years, and for all businesses that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Earlier adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and includes the specific steps for recognizing revenue and disclosure requirements. The Company has the option of using either a full retrospective approach or a modified approach to adopt this guidance and it will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual periods. The Company is currently assessing the impact of adopting this guidance on its consolidated financial statements.
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
In August 2014, the FASB issued ASU 2014-15, Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern, which will explicitly require management to assess an entity's ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. This guidance is effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2016. Earlier adoption is permitted. The Company does not expect the adoption of this guidance to have an impact on its consolidated financial statements.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion should be read in conjunction with our consolidated financial statements, related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our 2013 Annual Report on Form 10-K.
Overview
We own and operate short line and regional freight railroads and provide railcar switching and other rail-related services in the United States, Australia, Canada, the Netherlands and Belgium. In addition, we operate the 1,400 mile Tarcoola to Darwin rail line, which links the Port of Darwin to the Australian interstate rail network in South Australia. Our operations currently include 112 railroads organized into 11 regions, with approximately 15,500 miles of owned and leased track and approximately 3,300 additional miles under track access arrangements. In addition, we provide rail service at 37 ports in North America, Australia and Europe and perform contract coal loading and railcar switching for industrial customers.
Net income in the three months ended September 30, 2014 was $72.9 million, compared with net income of $66.2 million in the three months ended September 30, 2013. Our diluted earnings per common share (EPS) in the three months ended September 30, 2014 were $1.27 with 57.0 million weighted average shares outstanding, compared with diluted EPS of $1.16 with 56.7 million weighted average shares outstanding in the three months ended September 30, 2013.
Our effective income tax rate in the three months ended September 30, 2014 was 33.6%, which included a $3.9 million tax benefit as a result of receiving consent from the Internal Revenue Service (IRS) to change tax accounting methods retroactively for companies acquired as a result of the RailAmerica, Inc. (RailAmerica) acquisition, compared with 25.1% in the three months ended September 30, 2013. The increase in the effective income tax rate for the three months ended September 30, 2014 was primarily attributable to the expiration of the United States Short Line Tax Credit on December 31, 2013. Our effective income tax rates also included adjustments to reflect differences between book income tax expense and final tax returns filed in September of each year related to the previous fiscal year.
Our results for the three months ended September 30, 2014 and 2013 included certain items affecting comparability between the periods that are set forth below (dollars in millions, except per share amounts):

	Income/(Loss) Before Taxes Impact	After-Tax Net Income/(Loss) Impact	Diluted Earnings/(Loss) Per Common Share Impact
Three Months Ended September 30, 2014
Business development and related costs	$(0.7)	$(0.5)	$(0.01)
Net gain on sale of assets	$1.2	$0.9	$0.02
RailAmerica-related tax benefit	$—	$3.9	$0.07
Adjustments for tax returns from previous fiscal year	$—	$(0.7)	$(0.01)

Three Months Ended September 30, 2013
Adjustment to depreciation and amortization expense based on final fair values assigned to RailAmerica's assets and liabilities (6 mos.)	$(2.0)	$(1.3)	$(0.02)
RailAmerica integration costs	$(2.0)	$(1.3)	$(0.02)
Net gain on sale of assets	$0.7	$0.5	$0.01
Short line tax credit	$—	$6.8	$0.12
Adjustments for tax returns from previous fiscal year	$—	$1.7	$0.03
Our results for the three months ended September 30, 2014 included business development and related costs of $0.7 million, including acquisition and integration related costs associated with the Rapid City, Pierre & Eastern Railroad, Inc. (RCP&E) and reorganization costs associated with our railroad construction subsidiary, Atlas Railroad Construction, LLC (Atlas), and net gain on sale of assets of $1.2 million. The third quarter of 2014 also included an income tax benefit of $3.9 million associated with a change in our tax method of accounting for track maintenance expenditures incurred by RailAmerica in prior years and an income tax expense adjustment of $0.7 million related to differences between book income tax expense and the final tax returns filed in September of 2014 related to the previous fiscal year.

During the third quarter of 2013, we finalized our assignment of fair values to the assets and liabilities we assumed from RailAmerica in 2012, which resulted in additional depreciation and amortization expense of $3.0 million recorded in the third quarter of 2013, of which $2.0 million related to prior periods. Our results for the three months ended September 30, 2013 also included $2.0 million of RailAmerica integration costs and net gain on sale of assets of $0.7 million. In addition, the three months ended September 30, 2013 included a benefit of $6.8 million associated with the United States Short Line Tax Credit, which expired on December 31, 2013, and an income tax benefit adjustment of $1.7 million related to differences between book income tax expense and the final tax returns filed in September of 2013 related to the previous fiscal year.
Our operating revenues increased $31.2 million, or 7.8%, to $432.5 million in the three months ended September 30, 2014, compared with $401.4 million in the three months ended September 30, 2013. The increase included $19.0 million in revenues from RCP&E. The increase in our operating revenues was partially offset by a $0.7 million decrease from the net depreciation of foreign currencies relative to the United States dollar. Excluding the net impact from foreign currency depreciation, same railroad operating revenues, which exclude RCP&E, increased $12.9 million, or 3.2%. When we discuss either revenues from existing operations or same railroad revenues, we are referring to the change in our revenues, period-over-period, associated with operations that we managed in both periods (i.e., excluding the impact of acquisitions).
Same railroad freight revenues in the three months ended September 30, 2014 were $313.9 million, compared with $298.9 million in the three months ended September 30, 2013. Excluding a $0.4 million decrease from the net impact of foreign currency depreciation, same railroad freight revenues increased by $15.4 million, or 5.1%.
Same railroad non-freight revenues in the three months ended September 30, 2014 were $99.6 million, compared with $102.5 million in the three months ended September 30, 2013. Excluding a $0.3 million decrease from the net impact of foreign currency depreciation, same railroad non-freight revenues decreased by $2.5 million, or 2.5%, primarily due to lower construction revenues as compared with the prior year.
Our traffic in the three months ended September 30, 2014 was 519,900 carloads, an increase of 37,077 carloads, or 7.7%, compared with the three months ended September 30, 2013. The traffic increase consisted of 21,433 carloads, or 4.4%, from existing operations and 15,644 carloads from new operations. The increase from existing operations was principally due to increases of 8,991 carloads of minerals and stone traffic (primarily in the Ohio Valley and Central regions), 3,851 carloads of traffic from our other commodity group (primarily overhead Class I shipments), 2,580 carloads of metals traffic (primarily in the Ohio Valley Region), 2,376 carloads of coal and coke traffic (primarily in the Ohio Valley and Central regions) and 2,165 carloads of lumber and forest products traffic (primarily in the Pacific and Southern regions), partially offset by a 2,562 carload decrease in intermodal traffic (due to a 1,460 carload decrease in shipments primarily in the Australia and Canada regions and a 1,102 carload decrease due to a change of classification affecting traffic for a customer in North America that was previously reported in the intermodal commodity group in the third quarter of 2013 and has been reported based on the underlying commodity shipped since December 2013). All remaining traffic increased by a net 4,032 carloads.
Income from operations in the three months ended September 30, 2014 was $123.1 million, compared with $101.7 million in the three months ended September 30, 2013, an increase of $21.4 million, or 21.0%. Our operating ratio, defined as operating expenses divided by operating revenues, was 71.5% in the three months ended September 30, 2014, compared with 74.7% in the three months ended September 30, 2013. Income from operations in the three months ended September 30, 2014 included $0.7 million of business development and related costs, partially offset by net gain on sale of assets of $1.2 million. Income from operations in the three months ended September 30, 2013 included $2.0 million of depreciation and amortization expense not related to the current period resulting from the finalization of our assignment of fair values to the assets and liabilities we assumed from RailAmerica and $2.0 million of business development and related costs, partially offset by net gain on sale of assets of $0.7 million.
Our operating revenues increased $46.4 million, or 3.9%, to $1,223.4 million in the nine months ended September 30, 2014, compared with $1,177.0 million in the nine months ended September 30, 2013. Income from operations in the nine months ended September 30, 2014 was $308.1 million, compared with $285.4 million in the nine months ended September 30, 2013, an increase of $22.7 million, or 8.0%.
Net income in the nine months ended September 30, 2014 was $173.4 million, compared with net income of $214.0 million in the nine months ended September 30, 2013. Our diluted EPS in the nine months ended September 30, 2014 were $3.05 with 56.9 million weighted average shares outstanding, compared with diluted EPS of $3.76 with 56.6 million weighted average shares outstanding in the nine months ended September 30, 2013. The 2013 period included a benefit of $59.2 million associated with the United States Short Line Tax Credit, which was extended for 2012 and 2013 on January 2, 2013. The total tax credit impact in the nine months ended September 30, 2013 included $41.0 million for the retroactive fiscal year 2012 tax benefit and $18.3 million associated with the nine months ended September 30, 2013. Since the extension became law in 2013, the 2012 impact was recorded in the first quarter of 2013.

Our results for the nine months ended September 30, 2014 and 2013 included certain items affecting comparability between the periods that are set forth below (dollars in millions, except per share amounts):

	Income/(Loss) Before Taxes Impact	After-Tax Net Income/(Loss) Impact	Diluted Earnings/(Loss) Per Common Share Impact
Nine Months Ended September 30, 2014
RailAmerica-related tax benefit	$—	$3.9	$0.07
Adjustments for tax returns from previous fiscal year	$—	$(0.7)	$(0.01)
Credit facility refinancing-related costs	$(4.7)	$(2.9)	$(0.05)
Business development and related costs	$(3.6)	$(2.2)	$(0.04)
Net gain on sale of assets	$3.4	$2.4	$0.04

Nine Months Ended September 30, 2013
Retroactive 2012 short line tax credit	$—	$41.0	$0.72
2013 short line tax credit	$—	$18.3	$0.32
Adjustments for tax returns from previous fiscal year	$—	$1.4	$0.02
Credit facility refinancing-related costs	$(0.6)	$(0.4)	$(0.01)
Business development and related costs	$(16.0)	$(10.0)	$(0.18)
Net gain on sale of assets	$3.4	$2.4	$0.04
During the nine months ended September 30, 2014, we generated $369.0 million in cash flows from operating activities. During the same period, we purchased $271.7 million of property and equipment, including $71.5 million for new business investments, partially offset by $43.5 million in cash received from government grants and other outside parties for capital spending and $4.6 million in cash proceeds from the sale of property and equipment. We also paid $220.5 million for acquisitions and received $16.1 million of net proceeds primarily from borrowings under our credit agreement during the nine months ended September 30, 2014.
Iron Ore Update
The global price of iron ore has declined roughly 40% in 2014. These market conditions are putting pressure on the entire global iron ore industry, including mines in Australia. As previously disclosed, the expected impact to our Australian Operations from the known mine closures is approximately $5 million of lost revenue in 2014 and a further $15 million of lost revenue in 2015. Most of the expected revenue loss in 2015 relates to the Frances Creek Mine in the Northern Territory of Australia owned by Territory Resources, which is expected to cease operations by year end 2014, with the mine going into care and maintenance. At current iron ore prices, we do not believe that the Frances Creek Mine will reopen in 2015.
Our remaining Australian iron ore revenue is approximately $90 million per year and relates to multiple iron ore mines that we serve for a customer in South Australia. We are currently working closely with the customer as they evaluate ways to optimize the cost of their operations and the mix of iron ore shipments from the various mines that we serve. Under our current contracts, approximately two thirds of our revenue is fixed and the remaining one third is dependent on the volume shipped and the mine location served.
Changes in Operations
United States
Rapid City, Pierre & Eastern Railroad, Inc.: On May 30, 2014, our new subsidiary, RCP&E, purchased the assets comprising the western end of Canadian Pacific Railway Limited's (CP) Dakota, Minnesota & Eastern Railroad Corporation (DM&E) rail line for a cash purchase price of $217.7 million, including the purchase of materials and supplies, railcars, equipment and vehicles. RCP&E commenced freight service on the line on June 1, 2014. We accrued an additional $0.9 million of purchase price in the three months ended September 30, 2014 to reflect final purchase price adjustments. RCP&E's results have been included in our consolidated statements of operations, within our North American & European Operations segment, since the acquisition date.

RCP&E operates approximately 670 miles of rail line between Tracy, Minnesota and Rapid City, South Dakota; north of Rapid City to Colony, Wyoming; south of Rapid City to Dakota Junction, Nebraska; and connecting branch lines as well as trackage from Dakota Junction to Crawford, Nebraska, which is currently leased to the Nebraska Northwestern Railroad Inc. (NNW). Customers on the RCP&E ship approximately 52,000 carloads annually of grain, bentonite clay, ethanol, fertilizer and other products. RCP&E has the ability to interchange with CP, Union Pacific Railroad, BNSF Railway Company and NNW. RCP&E has approximately 180 employees, most of whom were hired from DM&E.
We accounted for the acquisition as a business combination using the acquisition method of accounting under accounting principles generally accepted in the United States of America (U.S. GAAP). The following acquisition-date fair values were assigned to the acquired net assets (dollars in thousands):

Materials and supplies	$3,621
Prepaid expenses and other	116
Property and equipment	217,032
Deferred income tax assets	325
Total assets	221,094
Current portion of long-term debt	1,121
Accrued expenses	108
Long-term debt, less current portion	1,260
Net assets	$218,605
RailAmerica, Inc.: As further described in our 2013 Annual Report on Form 10-K, on October 1, 2012, we acquired 100% of RailAmerica's outstanding shares for cash at a price of $27.50 per share, or total consideration of $2.0 billion (equity purchase price of $1.4 billion plus net debt of $659.2 million). Headquartered in Jacksonville, Florida with approximately 2,000 employees, RailAmerica owned and operated 45 short line freight railroads in North America with approximately 7,100 miles of track in 28 U.S. states and three Canadian provinces as of the October 1, 2012 acquisition date. We incurred $2.0 million and $15.7 million of RailAmerica integration and acquisition costs during the three and nine months ended September 30, 2013, respectively.
Canada
Tata Steel Minerals Canada Ltd.: In August 2012, we announced that our newly formed subsidiary, KeRail Inc. (KeRail), entered into a long-term agreement with Tata Steel Minerals Canada Ltd. (TSMC), for KeRail to provide rail transportation services to the iron ore mine TSMC is developing near Schefferville, Quebec in the Labrador Trough (the Mine). In June 2014, KeRail completed construction of an approximately 25-kilometer rail line that connects the Mine to the Tshiuetin Rail Transportation interchange point in Schefferville, the costs of which are supported by security provided by the customer. Operated as part of our Canada Region, KeRail is expected to haul unit trains of iron ore from its rail connection with the Mine, which will then travel over three privately owned railways to the Port of Sept-Îles for export primarily to Tata Steel Limited's European operations. Upon receipt of the necessary permits from the Canadian and provincial governments, we expect to commence shipments in the fourth quarter of 2014.
Results from Operations
When comparing our results from operations from one reporting period to another, it is important to consider that we have historically experienced fluctuations in revenues and expenses due to acquisitions, changing economic conditions, competitive forces, changes in foreign currency exchange rates, rail network congestion, one-time freight moves, fuel price fluctuations, customer plant expansions and shut-downs, sales of property and equipment, derailments and weather-related conditions, such as hurricanes, cyclones, tornadoes, droughts, heavy snowfall, unseasonably hot or cold weather, freezing and flooding. In periods when these events occur, our results of operations are not easily comparable from one period to another. Finally, certain of our railroads have shipments that are sensitive to general economic conditions, such as steel products, paper products and lumber and forest products, as well as product specific market conditions, such as the availability of lower priced alternative sources of power generation (coal) or energy commodity price differentials (crude oil). Other shipments are relatively less affected by economic conditions and are more closely affected by other factors, such as winter weather (salt) and seasonal rainfall (agricultural products). As a result of these and other factors, our results of operations in any reporting period may not be directly comparable to our results of operations in other reporting periods.

Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013
Operating Revenues
The following table sets forth operating revenues and carloads by new operations and existing operations for the three months ended September 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended September 30,				Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations
	2014			2013
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%	Currency Impact
Freight revenues	$331,042	$17,113	$313,929	$298,911	$32,131	10.7%	$15,018	5.0%	$(355)
Non-freight revenues	101,501	1,895	99,606	102,466	(965)	(0.9)%	(2,860)	(2.8)%	(346)
Total operating revenues	$432,543	$19,008	$413,535	$401,377	$31,166	7.8%	$12,158	3.0%	$(701)
Carloads	519,900	15,644	504,256	482,823	37,077	7.7%	21,433	4.4%
Freight Revenues
The following table sets forth freight revenues, carloads and average freight revenues per carload for the three months ended September 30, 2014 and 2013 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
	Three Months Ended September 30,				Three Months Ended September 30,				Three Months Ended September 30,
	2014		2013		2014		2013
Commodity Group	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	2014	2013
Agricultural Products	$39,331	11.9%	$29,586	9.9%	64,556	12.4%	54,085	11.2%	$609	$547
Chemicals & Plastics	34,889	10.5%	32,918	11.0%	43,292	8.3%	40,796	8.5%	806	807
Coal & Coke	31,771	9.6%	28,733	9.6%	87,011	16.8%	84,635	17.5%	365	339
Metallic Ores*	33,846	10.2%	32,361	10.8%	19,985	3.8%	19,412	4.0%	1,694	1,667
Metals	35,390	10.7%	33,905	11.3%	49,329	9.5%	46,562	9.7%	717	728
Pulp & Paper	30,639	9.2%	29,861	10.0%	45,368	8.7%	44,630	9.2%	675	669
Minerals & Stone	36,651	11.1%	25,080	8.4%	70,961	13.6%	58,132	12.0%	516	431
Intermodal**	24,201	7.3%	25,545	8.6%	17,451	3.4%	20,013	4.1%	1,387	1,276
Lumber & Forest Products	21,445	6.5%	19,654	6.6%	35,376	6.8%	33,143	6.9%	606	593
Petroleum Products	16,104	4.9%	15,175	5.1%	25,811	5.0%	25,645	5.3%	624	592
Food & Kindred Products	9,109	2.8%	7,854	2.6%	15,494	3.0%	13,476	2.8%	588	583
Autos & Auto Parts	6,389	1.9%	6,484	2.2%	9,333	1.8%	9,024	1.9%	685	719
Waste	5,254	1.6%	6,303	2.1%	10,839	2.1%	12,048	2.5%	485	523
Other	6,023	1.8%	5,452	1.8%	25,094	4.8%	21,222	4.4%	240	257
Total	$331,042	100.0%	$298,911	100.0%	519,900	100.0%	482,823	100.0%	$637	$619
* Carload amount includes carloads and intermodal units
** Carload amounts represent intermodal units
Total freight traffic increased 37,077 carloads, or 7.7%, in the three months ended September 30, 2014, compared with the same period in 2013. Carloads from existing operations increased 21,433 carloads, or 4.4%, and new operations contributed 15,644 carloads. The same railroad traffic increase was principally due to increases of 8,991 carloads of minerals and stone traffic, 3,851 carloads of other commodity group traffic, 2,580 carloads of metals traffic, 2,376 carloads of coal and coke traffic and 2,165 carloads of lumber and forest products traffic, partially offset by a 2,562 carload decrease in intermodal traffic. All remaining traffic increased by a net 4,032 carloads.

Average freight revenues per carload increased 2.9% to $637 in the three months ended September 30, 2014, compared with the same period in 2013. Average freight revenues per carload from existing operations increased 0.6% to $623. The changes in commodity mix and net depreciation of the Australian and Canadian dollars relative to the United States dollar decreased average freight revenues per carload from existing operations by 1.6% and 0.2%, respectively, while changes in fuel surcharges increased average freight revenues per carload from existing operations by 0.5%. Other than these factors, average freight revenues per carload from existing operations increased by 1.9%. Average freight revenues per carload were also negatively impacted by the changes in the mix of customers within certain commodity groups, primarily waste traffic and other commodity traffic.
The following table sets forth the changes in freight revenues by commodity group segregated into new operations and existing operations for the three months ended September 30, 2014 compared with the three months ended September 30, 2013 (dollars in thousands):

	Three Months Ended September 30,				Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations		Currency Impact
	2014			2013
Commodity Group	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%
Agricultural Products	$39,331	$7,814	$31,517	$29,586	$9,745	32.9%	$1,931	6.5%	$53
Chemicals & Plastics	34,889	1,454	33,435	32,918	1,971	6.0%	517	1.6%	(157)
Coal & Coke	31,771	—	31,771	28,733	3,038	10.6%	3,038	10.6%	(50)
Metallic Ores	33,846	—	33,846	32,361	1,485	4.6%	1,485	4.6%	225
Metals	35,390	185	35,205	33,905	1,485	4.4%	1,300	3.8%	(160)
Pulp & Paper	30,639	—	30,639	29,861	778	2.6%	778	2.6%	(204)
Minerals & Stone	36,651	7,231	29,420	25,080	11,571	46.1%	4,340	17.3%	(16)
Intermodal	24,201	—	24,201	25,545	(1,344)	(5.3)%	(1,344)	(5.3)%	239
Lumber & Forest Products	21,445	76	21,369	19,654	1,791	9.1%	1,715	8.7%	(54)
Petroleum Products	16,104	—	16,104	15,175	929	6.1%	929	6.1%	(100)
Food & Kindred Products	9,109	341	8,768	7,854	1,255	16.0%	914	11.6%	(15)
Autos & Auto Parts	6,389	—	6,389	6,484	(95)	(1.5)%	(95)	(1.5)%	(74)
Waste	5,254	—	5,254	6,303	(1,049)	(16.6)%	(1,049)	(16.6)%	(4)
Other	6,023	12	6,011	5,452	571	10.5%	559	10.3%	(38)
Total freight revenues	$331,042	$17,113	$313,929	$298,911	$32,131	10.7%	$15,018	5.0%	$(355)
The following information discusses the significant changes in freight revenues from existing operations by commodity group. Changes in average freight revenues per carload in a commodity group can be impacted by changes in customer rates, fuel surcharges and changes in foreign currency exchange rates, as well as changes in the mix of customer traffic within a commodity group.
Agricultural products revenues increased $1.9 million, or 6.5%. Agricultural products traffic volume increased 1,489 carloads, or 2.8%, which increased revenues by $0.8 million. Average freight revenues per carload increased 3.7%, which increased revenues by $1.1 million. The carload increase was primarily due to increased shipments of grain in North America, partially offset by decreased shipments of grain in Australia.
Coal and coke revenues increased $3.0 million, or 10.6%. Coal and coke average freight revenues per carload increased 7.7%, which increased revenues by $2.2 million, and traffic volume increased 2,376 carloads, or 2.8%, which increased revenues by $0.9 million. The increase in average freight revenues per carload was primarily due to a change in customer mix. The carload increase was primarily due to increased demand for steam coal in the midwestern United States, partially offset by decreased coal shipments in the western United States.

Metallic ores revenues increased $1.5 million, or 4.6%. Metallic ores traffic volume increased 573 carloads, or 3.0%, which increased revenues by $1.0 million, primarily due to increased shipments of copper concentrate in the western United States.
Metals revenues increased $1.3 million, or 3.8%. Metals traffic volume increased 2,580 carloads, or 5.5%, which increased revenues by $1.8 million. The carload increase was primarily due to increased shipments of steel in the United States.
Minerals and stone revenues increased $4.3 million, or 17.3%. Minerals and stone traffic volume increased 8,991 carloads, or 15.5%, which increased revenues by $3.9 million, and average freight revenues per carload increased 1.6%, which increased revenues by $0.4 million. The increase in carloads was primarily due to increased shipments of frac sand, rock salt and construction aggregates in North America.
Intermodal revenues decreased $1.3 million, or 5.3%, primarily due to a decrease of 2,562 carloads. Effective December 1, 2013, the classification of a North American customer's traffic changed from intermodal to other commodity groups, resulting in a 1,102 carload decrease. Other than the classification change, the carload decrease was primarily due to decreased shipments in Australia.
Lumber and forest products revenues increased $1.7 million, or 8.7%. Lumber and forest products traffic volume increased 2,165 carloads, or 6.5%, which increased revenues by $1.3 million, and average freight revenues per carload increased 2.0%, which increased revenues by $0.4 million. The carload increase was primarily due to increased shipments of finished lumber and wood chips in the western and southeastern regions of North America as a result of an improved housing market and construction-related markets.
Waste revenues decreased $1.0 million, or 16.6%, primarily due to the closure of a waste facility in the fourth quarter of 2013 that we served in the midwestern United States.
Freight revenues from all remaining commodities combined increased by $3.6 million.
Non-Freight Revenues
The following table sets forth non-freight revenues for the three months ended September 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended September 30,
	2014		2013
	Amount	% of Total	Amount	% of Total
Railcar switching	$44,593	43.9%	$42,199	41.2%
Car hire and rental income	12,663	12.5%	8,893	8.7%
Demurrage and storage	14,431	14.2%	16,011	15.6%
Car repair services	7,714	7.6%	4,894	4.8%
Construction revenues	5,693	5.6%	11,466	11.2%
Other non-freight revenues	16,407	16.2%	19,003	18.5%
Total non-freight revenues	$101,501	100.0%	$102,466	100.0%

The following table sets forth the changes in non-freight revenues segregated into new operations and existing operations for the three months ended September 30, 2014 compared with the three months ended September 30, 2013 (dollars in thousands):

	Three Months Ended September 30,				Increase/(Decrease) in Total Operations		Increase/ (Decrease) in Existing Operations		Currency Impact
	2014			2013
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%
Railcar switching	$44,593	$57	$44,536	$42,199	$2,394	5.7%	$2,337	5.5%	$(116)
Car hire and rental income	12,663	944	11,719	8,893	3,770	42.4%	2,826	31.8%	(15)
Demurrage and storage	14,431	77	14,354	16,011	(1,580)	(9.9)%	(1,657)	(10.3)%	(136)
Car repair services	7,714	355	7,359	4,894	2,820	57.6%	2,465	50.4%	(21)
Construction revenues	5,693	—	5,693	11,466	(5,773)	(50.3)%	(5,773)	(50.3)%	—
Other non-freight revenues	16,407	462	15,945	19,003	(2,596)	(13.7)%	(3,058)	(16.1)%	(58)
Total non-freight revenues	$101,501	$1,895	$99,606	$102,466	$(965)	(0.9)%	$(2,860)	(2.8)%	$(346)
Total non-freight revenues decreased $1.0 million, or 0.9%, to $101.5 million in the three months ended September 30, 2014, compared with $102.5 million in the three months ended September 30, 2013. The decrease in non-freight revenues was attributable to a decrease of $2.9 million from existing operations, partially offset by $1.9 million of revenues from new operations. The decrease in revenues from existing operations was primarily due to a $5.8 million decrease in low margin construction revenues, a $3.1 million decrease in other revenues due to a loss of a customer contract in the northeastern United States and a $0.3 million decrease from the net impact of foreign currency depreciation, partially offset by a $2.8 million increase in car hire and rental income primarily due to an easement contract and a $2.5 million increase in railcar switching primarily due to a new customer in Europe and higher narrow gauge iron ore shipments in Australia.
Operating Expenses
Overview
Operating expenses were $309.4 million in the three months ended September 30, 2014, compared with $299.6 million in the three months ended September 30, 2013, an increase of $9.8 million, or 3.3%. The increase in operating expenses was attributable to $14.4 million from new operations, partially offset by a decrease of $4.6 million from existing operations. When we discuss expenses from existing operations, we are referring to the change in our expenses, period-over-period, associated with operations that we managed in both periods (i.e., excluding the impact of acquisitions). The decrease from existing operations was primarily due to a decrease of $10.0 million in purchased services, primarily due to the insourcing of our equipment maintenance activities in Australia and a reduction in the level of construction projects at Atlas, and a decrease of $2.1 million in diesel fuel used in operations, partially offset by an increase of $7.3 million in labor and benefits expense primarily due to an increase in the average number of employees as a result of insourcing our equipment maintenance activities in Australia and the midwestern United States and an increase in transportation employees as a result of higher traffic levels.
Our operating ratio, defined as total operating expenses divided by total operating revenues, was 71.5% in the three months ended September 30, 2014, compared with 74.7% in the three months ended September 30, 2013. Income from operations in the three months ended September 30, 2014 included business development and related costs of $0.7 million, including RCP&E acquisition and integration related costs and reorganization costs associated with Atlas, partially offset by a $1.2 million net gain on sale of assets. Income from operations in the three months ended September 30, 2013 included $2.0 million of depreciation and amortization expense not related to the current period resulting from the finalization of our assignment of fair values to the assets and liabilities we assumed from RailAmerica and $2.0 million of RailAmerica integration costs, partially offset by net gain on sale of assets of $0.7 million. Changes in foreign currency exchange rates can have a material impact on our operating revenues and operating expenses. However, the net impact of these foreign currency translation effects should not have a material impact on our operating ratio.

The following table sets forth our operating expenses for the three months ended September 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended September 30,
	2014		2013		Currency Impact
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$121,707	28.1%	$110,609	27.6%	$(301)
Equipment rents	22,934	5.3%	20,388	5.1%	(26)
Purchased services	24,502	5.7%	33,270	8.3%	47
Depreciation and amortization	40,277	9.3%	37,334	9.3%	(129)
Diesel fuel used in operations	36,089	8.3%	35,660	8.9%	—
Casualties and insurance	8,702	2.0%	8,974	2.2%	(23)
Materials	21,437	5.0%	18,909	4.7%	(56)
Trackage rights	14,174	3.3%	13,430	3.4%	57
Net gain on sale of assets	(1,237)	(0.3)%	(703)	(0.2)%	39
Other expenses	20,842	4.8%	21,765	5.4%	(80)
Total operating expenses	$309,427	71.5%	$299,636	74.7%	$(472)
The following information discusses the significant changes in operating expenses.
Labor and benefits expense was $121.7 million in the three months ended September 30, 2014, compared with $110.6 million in the three months ended September 30, 2013, an increase of $11.1 million, or 10.0%. The increase in labor and benefits expense was attributable to an increase of $7.0 million from existing operations and $4.1 million from new operations. The increase from existing operations was primarily due to an increase in the average number of employees, primarily as a result of insourcing equipment maintenance activities in Australia and the midwestern United States and an increase in transportation employees as a result of higher traffic levels.
Purchased services expense, which consists primarily of the costs of services provided by outside contractors for repairs and maintenance of track property, locomotives, railcars and other equipment, as well as contract labor costs for crewing services, was $24.5 million in the three months ended September 30, 2014, compared with $33.3 million in the three months ended September 30, 2013, a decrease of $8.8 million, or 26.4%. The decrease was primarily attributable to the insourcing of equipment maintenance activities in Australia, as well as a reduction in the level of construction projects at Atlas.
Depreciation and amortization expense was $40.3 million in the three months ended September 30, 2014, compared with $37.3 million in the three months ended September 30, 2013, an increase of $2.9 million, or 7.9%. The increase in depreciation and amortization was attributable to an increase of $1.1 million from existing operations and $1.8 million from new operations. The increase from existing operations was primarily attributable to capital expenditures in 2013, including new business development projects.
The cost of diesel fuel used in operations was $36.1 million in the three months ended September 30, 2014, compared with $35.7 million in the three months ended September 30, 2013, an increase of $0.4 million, or 1.2%. The increase was attributable to an increase of $2.5 million from new operations, partially offset by a decrease of $2.1 million from existing operations. The decrease from existing operations was composed of $2.3 million due to a 6.2% decrease in average fuel cost per gallon, partially offset by $0.2 million due to a 0.5% increase in diesel fuel consumption.
Materials expense, which consists primarily of the costs of materials purchased for use in repairing and maintaining track property, locomotives, railcars and other equipment as well as costs for general tools and supplies used in our business, was $21.4 million in the three months ended September 30, 2014, compared with $18.9 million in the three months ended September 30, 2013, an increase of $2.5 million, or 13.4%. The increase was primarily attributable to the insourcing of equipment maintenance activities in Australia.
Trackage rights expense was $14.2 million in the three months ended September 30, 2014, compared with $13.4 million in the three months ended September 30, 2013, an increase of $0.7 million, or 5.5%. The increase was primarily due to a new customer in Europe.

Other expenses were $20.8 million in the three months ended September 30, 2014, compared with $21.8 million in the three months ended September 30, 2013, a decrease of $0.9 million, or 4.2%.
Interest Expense
Interest expense was $12.7 million in the three months ended September 30, 2014, compared with $16.0 million in the three months ended September 30, 2013. The decrease in interest expense was primarily due to lower borrowing costs consistent with our reduced leverage, the expiration of various interest rate swap agreements, the termination of our cross-currency swap agreements and reduced amortization of deferred financing fees resulting primarily from the refinancing of our credit agreement in May 2014.
Provision for Income Taxes
The United States Short Line Tax Credit is an income tax track maintenance credit for Class II and Class III railroads to reduce their federal income tax based on qualified railroad track maintenance expenditures. Qualified expenditures include amounts incurred for maintaining track, including roadbed, bridges and related track structures owned or leased by a Class II or Class III railroad. The credit is equal to 50% of the qualified expenditures, subject to an annual limitation of $3,500 multiplied by the number of miles of railroad track owned or leased by the Class II or Class III railroad as of the end of its tax year. The United States Short Line Tax Credit was in existence from 2005 through 2011. On January 2, 2013, the United States Short Line Tax Credit was extended for 2012 and 2013. The extension of the United States Short Line Tax Credit produced a book income tax benefit of $6.8 million for the three months ended September 30, 2013.
Our effective income tax rate in the three months ended September 30, 2014 was 33.6%, compared with 25.1% in the three months ended September 30, 2013. Our provision for income taxes for the three months ended September 30, 2014 included a $3.9 million tax benefit as a result of receiving consent from the IRS to change tax accounting methods retroactively for companies acquired as a result of the RailAmerica acquisition. The increase in the effective income tax rate for the three months ended September 30, 2014 was primarily attributable to the expiration of the United States Short Line Tax Credit on December 31, 2013. Our effective income tax rates also included adjustments to reflect differences between book income tax expense and final tax returns filed in September of each year related to the previous fiscal year, which we do not consider material.
Net Income and Earnings Per Share Attributable to G&W Common Stockholders
Net income in the three months ended September 30, 2014 was $72.9 million, compared with net income in the three months ended September 30, 2013 of $66.2 million. Our basic EPS were $1.31 with 55.6 million weighted average shares outstanding in the three months ended September 30, 2014, compared with basic EPS of $1.20 with 54.6 million weighted average shares outstanding in the three months ended September 30, 2013. Our diluted EPS in the three months ended September 30, 2014 were $1.27 with 57.0 million weighted average shares outstanding, compared with diluted EPS of $1.16 with 56.7 million weighted average shares outstanding in the three months ended September 30, 2013. Our results for the three months ended September 30, 2014 and 2013 included certain items affecting comparability between the periods as previously presented in the "Overview."
Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013
Operating Revenues
The following table sets forth operating revenues and carloads by new operations and existing operations for the nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Nine Months Ended September 30,				Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations		Currency Impact
	2014			2013
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%
Freight revenues	$935,526	$22,045	$913,481	$879,864	$55,662	6.3%	$33,617	3.8%	$(15,608)
Non-freight revenues	287,859	2,442	285,417	297,111	(9,252)	(3.1)%	(11,694)	(3.9)%	(4,613)
Total operating revenues	$1,223,385	$24,487	$1,198,898	$1,176,975	$46,410	3.9%	$21,923	1.9%	$(20,221)
Carloads	1,496,910	20,352	1,476,558	1,414,106	82,804	5.9%	62,452	4.4%

Freight Revenues
The following table sets forth freight revenues, carloads and average freight revenues per carload for the nine months ended September 30, 2014 and 2013 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
	Nine Months Ended September 30,				Nine Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
Commodity Group	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	2014	2013
Agricultural Products	$113,100	12.1%	$97,850	11.0%	198,576	13.3%	179,013	12.7%	$570	$547
Chemicals & Plastics	102,031	10.9%	98,267	11.2%	126,007	8.4%	124,035	8.8%	810	792
Coal & Coke	94,908	10.1%	81,956	9.3%	262,715	17.5%	240,540	17.0%	361	341
Metallic Ores*	96,239	10.3%	91,442	10.4%	58,699	3.9%	51,603	3.6%	1,640	1,772
Metals	99,417	10.6%	96,252	10.9%	139,142	9.3%	133,000	9.4%	715	724
Pulp & Paper	87,445	9.3%	83,597	9.5%	130,495	8.7%	126,780	9.0%	670	659
Minerals & Stone	88,506	9.5%	73,830	8.4%	182,464	12.2%	169,076	12.0%	485	437
Intermodal**	69,905	7.5%	72,561	8.3%	49,800	3.3%	54,019	3.8%	1,404	1,343
Lumber & Forest Products	61,937	6.6%	59,835	6.8%	103,219	6.9%	101,274	7.2%	600	591
Petroleum Products	48,436	5.2%	48,766	5.6%	78,634	5.3%	81,148	5.7%	616	601
Food & Kindred Products	26,151	2.8%	23,375	2.7%	44,804	3.0%	40,168	2.8%	584	582
Autos & Auto Parts	17,736	1.9%	19,667	2.2%	25,038	1.7%	26,998	1.9%	708	728
Waste	13,656	1.5%	17,204	2.0%	29,918	2.0%	32,167	2.3%	456	535
Other	16,059	1.7%	15,262	1.7%	67,399	4.5%	54,285	3.8%	238	281
Total	$935,526	100.0%	$879,864	100.0%	1,496,910	100.0%	1,414,106	100.0%	$625	$622
* Carload amount includes carloads and intermodal units
** Carload amounts represent intermodal units
Total freight traffic increased 82,804 carloads, or 5.9%, in the nine months ended September 30, 2014, compared with the same period in 2013. Carloads from existing operations increased 62,452 carloads, or 4.4%, and new operations contributed 20,352 carloads. The same railroad traffic increase was principally due to increases of 22,175 carloads of coal and coke traffic, 13,076 carloads of other commodity group traffic, 8,205 carloads of minerals and stone traffic, 8,009 carloads of agricultural products traffic and 7,096 carloads of metallic ores traffic. All remaining traffic from existing operations increased by a net 3,891 carloads.
Average freight revenues per carload increased 0.5% to $625 in the nine months ended September 30, 2014, compared with the same period in 2013. Average freight revenues per carload from existing operations decreased 0.5% to $619. The depreciation of the Australian and Canadian dollars relative to the United States dollar and changes in commodity mix decreased average freight revenues per carload from existing operations by 1.8% and 0.9%, respectively, while changes in fuel surcharges increased average freight revenues per carload from existing operations by 0.3%. Other than these factors, average freight revenues per carload from existing operations increased by 1.9%. Average freight revenues per carload were also negatively impacted by the changes in the mix of customers within certain commodity groups, primarily metallic ores traffic, waste traffic and other commodity traffic.

The following table sets forth freight revenues by commodity group segregated into new operations and existing operations for the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013 (dollars in thousands):

	Nine Months Ended September 30,				Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations		Currency Impact
	2014			2013
Commodity Group	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%
Agricultural Products	$113,100	$9,871	$103,229	$97,850	$15,250	15.6%	$5,379	5.5%	$(2,403)
Chemicals & Plastics	102,031	1,839	100,192	98,267	3,764	3.8%	1,925	2.0%	(702)
Coal & Coke	94,908	—	94,908	81,956	12,952	15.8%	12,952	15.8%	(167)
Metallic Ores	96,239	—	96,239	91,442	4,797	5.2%	4,797	5.2%	(4,623)
Metals	99,417	260	99,157	96,252	3,165	3.3%	2,905	3.0%	(636)
Pulp & Paper	87,445	—	87,445	83,597	3,848	4.6%	3,848	4.6%	(873)
Minerals & Stone	88,506	9,533	78,973	73,830	14,676	19.9%	5,143	7.0%	(699)
Intermodal	69,905	—	69,905	72,561	(2,656)	(3.7)%	(2,656)	(3.7)%	(4,166)
Lumber & Forest Products	61,937	99	61,838	59,835	2,102	3.5%	2,003	3.3%	(237)
Petroleum Products	48,436	—	48,436	48,766	(330)	(0.7)%	(330)	(0.7)%	(557)
Food & Kindred Products	26,151	431	25,720	23,375	2,776	11.9%	2,345	10.0%	(71)
Autos & Auto Parts	17,736	—	17,736	19,667	(1,931)	(9.8)%	(1,931)	(9.8)%	(350)
Waste	13,656	—	13,656	17,204	(3,548)	(20.6)%	(3,548)	(20.6)%	(15)
Other	16,059	12	16,047	15,262	797	5.2%	785	5.1%	(109)
Total freight revenues	$935,526	$22,045	$913,481	$879,864	$55,662	6.3%	$33,617	3.8%	$(15,608)
The following information discusses the significant changes in freight revenues from existing operations by commodity group. Changes in average freight revenues per carload in a commodity group can be impacted by changes in customer rates, fuel surcharges and changes in foreign currency exchange rates, as well as changes in the mix of customer traffic within a commodity group.
Agricultural products revenues increased $5.4 million, or 5.5%. Agricultural products traffic increased 8,009 carloads, or 4.5%, which increased revenues by $4.4 million, and average freight revenues per carload increased 0.9%, which increased revenues by $1.0 million. The carload increase was primarily due to increased shipments in North America, partially offset by decreased shipments in Australia. The increase in average freight revenues per carload included a 2.7%, or $2.4 million, negative impact due to the depreciation of the Australian and Canadian dollars relative to the United States dollar.
Coal and coke revenues increased $13.0 million, or 15.8%. Coal and coke traffic volume increased 22,175 carloads, or 9.2%, which increased revenues by $8.0 million, and average freight revenues per carload increased 5.9%, which increased revenues by $4.9 million. The carload increase was primarily due to increased demand for steam coal in the midwestern United States, partially offset by decreased coal shipments in the western United States.
Metallic ores revenues increased $4.8 million, or 5.2%. Metallic ores traffic volume increased 7,096 carloads, or 13.8%, which increased revenues by $11.6 million, while average freight revenues per carload decreased $6.8 million, or 7.5%, and included a 5.0%, or $4.6 million, negative impact due to the depreciation of the Australian and Canadian dollars relative to the United States dollar. The carload increase was primarily due to increased iron ore, manganese and copper ore shipments in Australia and copper concentrate in the western United States.
Metals revenues increased $2.9 million, or 3.0%. Metals traffic volume increased 5,887 carloads, or 4.4%, which increased revenues by $4.2 million, while average freight revenues per carload decreased 1.4%, which decreased revenues by $1.3 million. The carload increase was primarily due to increased shipments of steel in the United States.

Pulp and paper revenues increased $3.8 million, or 4.6%. Pulp and paper traffic volume increased 3,715 carloads, or 2.9%, which increased revenues by $2.5 million, and average freight revenues per carload increased 1.7%, which increased revenues by $1.4 million. The carload increase was primarily due to increased shipments of container board in the United States. The increase in average freight revenues per carload included a 0.9%, or $0.9 million, negative impact due to the depreciation of the Canadian dollar relative to the United States dollar.
Minerals and stone revenues increased $5.1 million, or 7.0%. Minerals and stone traffic volume increased 8,205 carloads, or 4.9%, which increased revenues by $3.7 million, and average freight revenues per carload increased by 1.8%, which increased revenues by $1.5 million. The carload increase was primarily due to increased shipments of rock salt, frac sand, cement, construction aggregates and industrial minerals in North America, partially offset by decreased shipments of gypsum and marble in Australia.
Intermodal revenues decreased $2.7 million, or 3.7%. Effective December 1, 2013, the classification of a North American customer's traffic changed from intermodal to other commodity groups, resulted in a 2,739 carload decrease. Otherwise, intermodal traffic volume decreased 1,480 carloads, or 2.9%, and revenues decreased $2.4 million, or 3.3%. However, excluding a $4.2 million negative impact due to the depreciation of the Australian dollar relative to the United States dollar, intermodal revenues increased $1.8 million due to a 4.9% increase in average freight revenues per carload in Australia.
Food and kindred products revenues increased $2.3 million, or 10.0%, primarily due to a traffic volume increase of 4,140 carloads, or 10.3%. The carload increase was primarily due to increased shipments in the western and midwestern United States.
Autos and auto parts revenues decreased $1.9 million, or 9.8%. The decrease was primarily due to a traffic volume decrease of 1,960 carloads, or 7.3%, resulting from reduced railcar supply in the midwestern United States and Canada rail networks and the loss of a customer contract in Canada, partially offset by increased export shipments in the western United States.
Waste revenues decreased $3.5 million, or 20.6%, primarily due to the closure of a waste facility in the fourth quarter of 2013 that we served in the midwestern United States.
Freight revenues from all remaining commodities increased $4.4 million.
Non-Freight Revenues
The following table sets forth non-freight revenues for the nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Nine Months Ended September 30,
	2014		2013
	Amount	% of Total	Amount	% of Total
Railcar switching	$127,174	44.1%	$120,654	40.5%
Car hire and rental income	32,315	11.2%	26,472	8.9%
Demurrage and storage	42,222	14.7%	44,228	14.9%
Car repair services	20,908	7.3%	16,530	5.6%
Construction revenues	15,863	5.5%	32,889	11.1%
Other non-freight revenues	49,377	17.2%	56,338	19.0%
Total non-freight revenues	$287,859	100.0%	$297,111	100.0%

The following table sets forth changes in non-freight revenues segregated into new operations and existing operations for the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013 (dollars in thousands):

	Nine Months Ended September 30,				Increase/(Decrease) in Total Operations		Increase/ (Decrease) in Existing Operations		Currency Impact
	2014			2013
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%
Railcar switching	$127,174	$73	$127,101	$120,654	$6,520	5.4%	$6,447	5.3%	$(1,850)
Car hire and rental income	32,315	1,277	31,038	26,472	5,843	22.1%	4,566	17.2%	(338)
Demurrage and storage	42,222	77	42,145	44,228	(2,006)	(4.5)%	(2,083)	(4.7)%	(495)
Car repair services	20,908	399	20,509	16,530	4,378	26.5%	3,979	24.1%	(92)
Construction revenues	15,863	—	15,863	32,889	(17,026)	(51.8)%	(17,026)	(51.8)%	—
Other non-freight revenues	49,377	616	48,761	56,338	(6,961)	(12.4)%	(7,577)	(13.4)%	(1,838)
Total non-freight revenues	$287,859	$2,442	$285,417	$297,111	$(9,252)	(3.1)%	$(11,694)	(3.9)%	$(4,613)
Total non-freight revenues decreased $9.3 million, or 3.1%, to $287.9 million in the nine months ended September 30, 2014, compared with $297.1 million in the nine months ended September 30, 2013. The decrease in non-freight revenues was attributable to $11.7 million from existing operations, partially offset by $2.4 million from new operations. The decrease in non-freight revenues from existing operations was primarily due to a $17.0 million decrease in low margin construction revenues and a $4.6 million decrease from the net impact of foreign currency depreciation, partially offset by an $8.3 million increase in railcar switching, primarily due to a new customer in Europe and higher narrow gauge iron ore shipments in Australia, and a $4.9 million increase in car hire and rental income, primarily due to an easement contract in the northeastern United States.
Operating Expenses
Overview
Operating expenses were $915.3 million in the nine months ended September 30, 2014, compared with $891.6 million in the nine months ended September 30, 2013, an increase of $23.7 million, or 2.7%. The increase in operating expenses was attributable to an increase of $4.6 million from existing operations and $19.0 million from new operations. The increase from existing operations was primarily due to increases of $24.6 million in labor and benefits expense, $10.1 million in depreciation and amortization, $4.5 million in casualties and insurance and $4.2 million in trackage rights, partially offset by decreases of $16.1 million in purchased services and $8.9 million in other expenses. In addition, the depreciation of the Australian and Canadian dollars relative to the United States dollar resulted in a $12.6 million decrease in operating expenses from existing operations.
Our operating ratio, defined as total operating expenses divided by total operating revenues, was 74.8% in the nine months ended September 30, 2014, compared with 75.8% in the nine months ended September 30, 2013. Income from operations in the nine months ended September 30, 2014 included business development and related costs of $3.6 million, including RCP&E acquisition and integration related costs and reorganization costs associated with Atlas, partially offset by a $3.4 million net gain on the sale of assets. Income from operations in the nine months ended September 30, 2013 included $16.0 million of business development and related costs, including RailAmerica integration costs, partially offset by a $3.4 million net gain on the sale of assets.

The following table sets forth our operating expenses for the nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Nine Months Ended September 30,				Currency Impact
	2014		2013
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$354,887	29.0%	$329,690	28.0%	$(5,008)
Equipment rents	61,866	5.1%	57,986	4.9%	(695)
Purchased services	76,174	6.2%	93,156	7.9%	(2,515)
Depreciation and amortization	116,130	9.5%	105,718	9.0%	(2,038)
Diesel fuel used in operations	115,403	9.4%	109,539	9.3%	—
Casualties and insurance	31,087	2.5%	26,968	2.3%	(573)
Materials	56,995	4.7%	60,726	5.2%	(405)
Trackage rights	40,461	3.3%	37,057	3.2%	(820)
Net gain on sale of assets	(3,444)	(0.3)%	(3,419)	(0.3)%	79
Other expenses	65,726	5.4%	74,196	6.3%	(670)
Total operating expenses	$915,285	74.8%	$891,617	75.8%	$(12,645)
The following information discusses the significant changes in operating expenses.
Labor and benefits expense was $354.9 million in the nine months ended September 30, 2014, compared with $329.7 million in the nine months ended September 30, 2013, an increase of $25.2 million, or 7.6%, of which $19.6 million was from existing operations and $5.6 million was from new operations. The increase from existing operations was primarily due to an increase in the average number of employees, partially offset by a decrease of $5.0 million due to the depreciation of the Australian and Canadian dollars relative to the United States dollar. Our average number of employees increased for our existing operations primarily as a result of insourcing equipment maintenance activities in Australia and the midwestern United States and an increase in transportation employees as a result of higher traffic levels.
Purchased services expense, which consists primarily of the costs of services provided by outside contractors for repairs and maintenance of track property, locomotives, railcars and other equipment as well as contract labor costs for crewing services, was $76.2 million in the nine months ended September 30, 2014, compared with $93.2 million in the nine months ended September 30, 2013, a decrease of $17.0 million, or 18.2%. The decrease was primarily attributable to the insourcing of equipment maintenance activities in Australia, as well as a reduction in the level of construction projects at Atlas.
Depreciation and amortization expense was $116.1 million in the nine months ended September 30, 2014, compared with $105.7 million in the nine months ended September 30, 2013, an increase of $10.4 million, or 9.8%. The increase was attributable to an $8.0 million increase from existing operations and $2.4 million from new operations. The increase from existing operations was primarily due to additional capital expenditures including new business development projects, partially offset by a decrease of $2.0 million due to the depreciation of the Australian and Canadian dollars relative to the United States dollar.
The cost of diesel fuel used in operations was $115.4 million in the nine months ended September 30, 2014, compared with $109.5 million in the nine months ended September 30, 2013, an increase of $5.9 million, or 5.4%. The increase was attributable to an increase of $2.7 million from existing operations and $3.2 million from new operations. The increase from existing operations was composed of $5.2 million due to a 4.8% increase in diesel fuel consumption, partially offset by $2.5 million due to a 2.3% decrease in average fuel costs.
Casualties and insurance expense was $31.1 million in the nine months ended September 30, 2014, compared with $27.0 million in the nine months ended September 30, 2013, an increase of $4.1 million, or 15.3%. The increase was primarily due to three severe weather related incidents, including a washout in Canada during the spring thaw, a bridge failure in the midwestern United States due to ice damage during the first quarter of 2014 and a washout in the southeastern United States due to heavy rain from a severe thunderstorm in the second quarter of 2014.

Materials expense, which primarily consists of the costs of materials purchased for use in repairing and maintaining track property, locomotives, railcars and other equipment as well as costs for general tools and supplies used in our business, was $57.0 million in the nine months ended September 30, 2014, compared with $60.7 million in the nine months ended September 30, 2013, a decrease of $3.7 million, or 6.1%. The decrease was primarily due to a reduction in the level of construction projects at Atlas, partially offset by an increase in materials purchased from the insourcing of our equipment maintenance activities.
Trackage rights expense was $40.5 million in the nine months ended September 30, 2014, compared with $37.1 million in the nine months ended September 30, 2013, an increase of $3.4 million, or 9.2%. The increase was primarily due to a new customer in Europe and expanded services for an iron ore customer in South Australia that moves over a segment of track owned by a third party.
Other expenses were $65.7 million in the nine months ended September 30, 2014, compared with $74.2 million in the nine months ended September 30, 2013, a decrease of $8.5 million, or 11.4%. The decrease was primarily due to RailAmerica integration costs incurred in 2013.
Interest Expense
Total interest expense was $44.1 million in the nine months ended September 30, 2014, compared with $53.4 million in the nine months ended September 30, 2013. Interest expense in the nine months ended September 30, 2014 included the write-off of deferred financing fees of $4.6 million associated with the refinancing of our credit agreement in May 2014. The decrease in interest expense was primarily due to lower weighted average outstanding term debt during the nine months ended September 30, 2014, compared with the nine months ended September 30, 2013.
Provision for Income Taxes
On January 2, 2013, the United States Short Line Tax Credit was extended for 2012 and 2013. The extension of the United States Short Line Tax Credit produced a book income tax benefit of $59.2 million for the nine months ended September 30, 2013. The total tax credit impact in the nine months ended September 30, 2013 included $41.0 million for the retroactive fiscal year 2012 tax benefit and $18.3 million associated with the nine months ended September 30, 2013. Since the extension became law in 2013, the 2012 impact was recorded in the first quarter of 2013.
Our effective income tax rate in the nine months ended September 30, 2014 was 34.8%. Our provision for income taxes for the nine months ended September 30, 2014 included a $1.0 million tax benefit as a result of adjusting the Company's deferred income taxes to reflect the impact of the RCP&E acquisition and a $3.9 million tax benefit as a result of receiving consent from the IRS to change tax accounting methods retroactively for companies acquired as a result of the RailAmerica acquisition. Excluding the $41.0 million retroactive income tax benefit from the United States Short Line Tax Credit, our provision for income taxes for the nine months ended September 30, 2013 was $63.5 million, which, other than the retroactive benefit from the United States Short Line Tax Credit, represented 26.8% of income before income taxes. The increase in the effective income tax rates for the nine months ended September 30, 2014 was primarily attributable to the expiration of the United States Short Line Tax Credit on December 31, 2013. Our effective income tax rates also included adjustments to reflect differences between book income tax expense and final tax returns filed in September of each year related to the previous fiscal year, which we do not consider material.
Net Income and Earnings Per Share Attributable to G&W Common Stockholders
Net income in the nine months ended September 30, 2014 was $173.4 million, compared with net income in the nine months ended September 30, 2013 of $214.0 million. Our basic EPS were $3.14 with 55.2 million weighted average shares outstanding in the nine months ended September 30, 2014, compared with basic EPS of $3.94 with 53.5 million weighted average shares outstanding in the nine months ended September 30, 2013. Our diluted EPS in the nine months ended September 30, 2014 were $3.05 with 56.9 million weighted average shares outstanding, compared with diluted EPS of $3.76 with 56.6 million weighted average shares outstanding in the nine months ended September 30, 2013. On February 13, 2013, we converted all of our outstanding Series A-1 Preferred Stock into 5,984,232 shares of our Class A common stock. The conversion resulted in an increase in our weighted average basic shares outstanding of 5,984,232 and 5,019,740 for the nine months ended September 30, 2014 and 2013, respectively. Our results for the nine months ended September 30, 2014 and 2013 included certain items affecting comparability between the periods as previously presented in the "Overview."

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
The following table sets forth our North American & European Operations and Australian Operations for the three months ended September 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	North American & European Operations	Australian Operations	Total Operations	North American & European Operations	Australian Operations	Total Operations
Operating revenues:
Freight	$267,584	$63,458	$331,042	$233,285	$65,626	$298,911
Non-freight	83,481	18,020	101,501	85,794	16,672	102,466
Total operating revenues	351,065	81,478	432,543	319,079	82,298	401,377
Operating expenses:
Labor and benefits	102,024	19,683	121,707	94,310	16,299	110,609
Equipment rents	20,413	2,521	22,934	17,706	2,682	20,388
Purchased services	16,911	7,591	24,502	19,978	13,292	33,270
Depreciation and amortization	33,205	7,072	40,277	30,704	6,630	37,334
Diesel fuel used in operations	29,614	6,475	36,089	27,720	7,940	35,660
Casualties and insurance	4,228	4,474	8,702	6,671	2,303	8,974
Materials	18,556	2,881	21,437	18,306	603	18,909
Trackage rights	8,221	5,953	14,174	7,383	6,047	13,430
Net gain on sale of assets	(1,162)	(75)	(1,237)	(661)	(42)	(703)
Other expenses	18,548	2,294	20,842	19,938	1,827	21,765
Total operating expenses	250,558	58,869	309,427	242,055	57,581	299,636
Income from operations	$100,507	$22,609	$123,116	$77,024	$24,717	$101,741
Operating ratio	71.4%	72.3%	71.5%	75.9%	70.0%	74.7%
Interest expense	$10,118	$2,536	$12,654	$12,473	$3,556	$16,029
Interest income	$32	$50	$82	$926	$66	$992
Provision for income taxes	$31,001	$5,944	$36,945	$17,287	$4,944	$22,231
Carloads	462,342	57,558	519,900	422,770	60,053	482,823
Expenditures for additions to property & equipment, net of grants from outside parties	$73,240	$7,661	$80,901	$31,277	$8,954	$40,231

Revenues from our North American & European Operations were $351.1 million in the three months ended September 30, 2014, compared with $319.1 million in the three months ended September 30, 2013, an increase of $32.0 million, or 10.0%. The $32.0 million increase in revenues from our North American & European Operations consisted of a $34.3 million increase in freight revenues, partially offset by a $2.3 million decrease in non-freight revenues. The $34.3 million increase in freight revenues consisted of an increase of $17.2 million from existing operations and $17.1 million from new operations. The $17.2 million increase from existing operations was primarily related to increased demand for frac sand, rock salt and construction aggregates, increased agricultural products shipments in the United States and increased demand for steam coal in the midwestern United States. The $2.3 million decrease in non-freight revenues consisted of a $4.2 million decrease from existing operations, partially offset by $1.9 million from new operations. The $4.2 million decrease from existing operations was primarily due to a decrease in low margin construction revenues at Atlas, partially offset by an increase in car hire and rental income primarily due to an easement contract and an increase in railcar switching resulting from a new customer in Europe.
Operating expenses from our North American & European Operations were $250.6 million in the three months ended September 30, 2014, compared with $242.1 million in the three months ended September 30, 2013, an increase of $8.5 million, or 3.5%. The increase in operating expenses included $14.4 million from new operations, partially offset by a decrease of $5.9 million from existing operations. The $5.9 million decrease in operating expenses from existing operations was primarily related to a $4.2 million decrease in purchased services, primarily resulting from a decrease in integration costs related to acquisitions, a $2.6 million decrease in casualties and insurance expense and a $2.2 million decrease in other expenses. These decreases were partially offset by an increase of $3.6 million from labor and benefits expense, primarily as a result of an increase in the average number of employees resulting from insourcing of our equipment maintenance activities in the midwestern United States and due to an increase in transportation employees as a result of higher traffic levels.
Revenues from our Australian Operations were $81.5 million in the three months ended September 30, 2014, compared with $82.3 million in the three months ended September 30, 2013, a decrease of $0.8 million, or 1.0%. The $0.8 million decrease in revenues consisted of a $2.2 million decrease in freight revenues, partially offset by a $1.3 million increase in non-freight revenues. The $2.2 million decrease in freight revenues consisted of a $2.8 million decrease due to a 2,495, or 4.2%, carload decrease, partially offset by a $0.6 million increase due to foreign currency translation. The decrease in carloads was primarily due to decreased shipments of grain and intermodal. The increase in non-freight revenues was primarily attributable to an increase in railcar switching revenues from higher narrow gauge iron ore shipments and car repair services, partially offset by a decrease in trackage rights due to a mine closure.
Operating expenses from our Australian Operations were $58.9 million in the three months ended September 30, 2014, compared with $57.6 million in the three months ended September 30, 2013, an increase of $1.3 million, or 2.2%. The increase in operating expenses included increases of $3.4 million in labor and benefits, $2.3 million in materials and $2.2 million in casualties and insurance, partially offset by a decrease of $5.7 million in purchased services primarily due to the insourcing of equipment maintenance activities.

The following table sets forth our North American & European Operations and Australian Operations for the nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	North American & European Operations	Australian Operations	Total Operations	North American & European Operations	Australian Operations	Total Operations
Revenues:
Freight	$748,891	$186,635	$935,526	$687,127	$192,737	$879,864
Non-freight	233,605	54,254	287,859	248,263	48,848	297,111
Total revenues	982,496	240,889	1,223,385	935,390	241,585	1,176,975
Operating expenses:
Labor and benefits	300,187	54,700	354,887	279,095	50,595	329,690
Equipment rents	54,324	7,542	61,866	50,174	7,812	57,986
Purchased services	48,432	27,742	76,174	54,208	38,948	93,156
Depreciation and amortization	94,824	21,306	116,130	85,503	20,215	105,718
Diesel fuel used in operations	94,204	21,199	115,403	86,281	23,258	109,539
Casualties and insurance	21,872	9,215	31,087	20,246	6,722	26,968
Materials	51,994	5,001	56,995	58,827	1,899	60,726
Trackage rights	23,550	16,911	40,461	21,379	15,678	37,057
Net gain on sale of assets	(3,207)	(237)	(3,444)	(3,029)	(390)	(3,419)
Other expenses	55,591	10,135	65,726	68,766	5,430	74,196
Total operating expenses	741,771	173,514	915,285	721,450	170,167	891,617
Income from operations	$240,725	$67,375	$308,100	$213,940	$71,418	$285,358
Operating ratio	75.5%	72.0%	74.8%	77.1%	70.4%	75.8%
Interest expense	$33,843	$10,266	$44,109	$41,566	$11,786	$53,352
Interest income	$1,126	$231	$1,357	$2,730	$255	$2,985
Provision for income taxes	$75,465	$16,947	$92,412	$6,617	$15,900	$22,517
Carloads	1,323,372	173,538	1,496,910	1,234,847	179,259	1,414,106
Expenditures for additions to property & equipment, net of grants from outside parties	$212,637	$15,541	228,178	$105,203	$41,354	$146,557
Revenues from our North American & European Operations were $982.5 million in the nine months ended September 30, 2014, compared with $935.4 million in the nine months ended September 30, 2013, an increase of $47.1 million, or 5.0%. The $47.1 million increase in revenues from our North American & European Operations consisted of a $61.8 million increase in freight revenues, partially offset by a $14.7 million decrease in non-freight revenues. The $61.8 million increase in freight revenues consisted of an increase of $39.7 million from existing operations and $22.0 million from new operations. The $39.7 million increase from existing operations was primarily related to increased demand for steam coal in the midwestern United States, increased agricultural products shipments and increased shipments of rock salt, frac sand, cement, construction aggregates and industrial minerals in North America. The $14.7 million decrease in non-freight revenues consisted of a $17.1 million decrease from existing operations, partially offset by $2.4 million from new operations. The decrease from existing operations was primarily related to a decrease in low margin construction revenues at Atlas, partially offset by an increase in car hire and rental income primarily due to an easement contract and an increase in railcar switching resulting from a new customer in Europe.

Operating expenses from our North American & European Operations were $741.8 million in the nine months ended September 30, 2014, compared with $721.5 million in the nine months ended September 30, 2013, an increase of $20.3 million, or 2.8%. The increase in operating expenses included $1.3 million from existing operations and $19.0 million from new operations. The $1.3 million increase in operating expenses from existing operations was primarily related to $15.5 million from labor and benefits expense, primarily as a result of an increase in the average number of employees; a $6.9 million increase in depreciation and amortization expense, primarily related to capital expenditures in 2013 including new business development projects; a $4.7 million increase in the cost of diesel fuel used in operations, primarily resulting from an increase in carloads, partially offset by a decrease in average fuel cost per gallon; a $2.2 million increase in trackage rights as well as an increase of $1.5 million in casualties and insurance expense, primarily resulting from severe weather related incidents in North America. These increases were partially offset by a $14.3 million decrease in other expenses resulting from RailAmerica integration costs recorded in 2013; an $8.8 million decrease in materials expense and a $7.4 million decrease in purchased services, both of which were primarily related to a reduction in the level of construction projects at Atlas; and a decrease of $4.1 million primarily due to the depreciation of the Canadian dollar relative to the United States dollar. Our average number of employees increased for existing North American & European Operations primarily as a result of insourcing our equipment maintenance activities in the midwestern United States and due to an increase in transportation employees as a result of higher traffic levels.
Revenues from our Australian Operations were $240.9 million in the nine months ended September 30, 2014, compared with $241.6 million in the nine months ended September 30, 2013, a decrease of $0.7 million, or 0.3%. The slight decrease in revenues included a $6.1 million decrease in freight revenues, partially offset by a $5.4 million increase in non-freight revenues. The $6.1 million decrease in freight revenues consisted of $11.3 million due to the depreciation of the Australian dollar relative to the United States dollar and $6.2 million due to a 5,721, or 3.2%, carload decrease, partially offset by $11.3 million due to a 6.3% increase in average freight revenues per carload. The decrease in carloads was primarily due to decreased shipments of gypsum and marble, partially offset by an increase in shipments of iron ore and manganese. The increase in average freight revenues per carload was primarily due to changes in commodity mix. The $5.4 million increase in non-freight revenues was primarily attributable to an increase in railcar switching revenues due to higher narrow gauge iron ore shipments.
Operating expenses from our Australian Operations were $173.5 million in the nine months ended September 30, 2014, compared with $170.2 million in the nine months ended September 30, 2013, an increase of $3.3 million, or 2.0%. The increase in operating expenses included an increase in labor and benefits expense and materials expense, due to the insourcing of equipment maintenance activities, an increase in casualties and insurance driven by derailments, an increase in trackage rights expense primarily due to expanded services for an iron ore customer in South Australia that moves over a segment of track owned by a third party and an increase in depreciation and amortization expense primarily resulting from capital expenditures in 2013 including new business development projects. The increase was partially offset by an $11.2 million decrease in purchased services resulting from insourcing equipment maintenance activities.
Liquidity and Capital Resources
During the nine months ended September 30, 2014 and 2013, our cash flows from operating activities were $369.0 million and $278.7 million, respectively. Changes in working capital increased net cash flows by $11.2 million for the nine months ended September 30, 2014 and decreased net cash flows by $54.7 million for the nine months ended September 30, 2013. The 2013 period included $11.3 million in cash paid for expenses related to the integration of RailAmerica.
During the nine months ended September 30, 2014 and 2013, our cash flows used in investing activities were $440.0 million and $142.6 million, respectively. For the nine months ended September 30, 2014, primary drivers of cash used in investing activities were $220.5 million of cash paid for acquisitions, predominately for RCP&E's acquisition, $271.7 million of cash used for capital expenditures, including $71.5 million for new business investments, partially offset by $43.5 million in cash received from grants from outside parties for capital spending, $4.6 million in cash proceeds from the sale of property and equipment and $4.1 million of insurance proceeds for the replacement of assets. For the nine months ended September 30, 2013, primary drivers of cash used in investing activities were $170.4 million of cash used for capital expenditures, including new business investments of $31.8 million, partially offset by $23.9 million in cash received from grants from outside parties for capital spending and $4.0 million in cash proceeds from the sale of property and equipment.

During the nine months ended September 30, 2014, our cash flows provided by financing activities were $27.1 million. During the nine months ended September 30, 2013, our cash flows used in financing activities were $169.0 million. For the nine months ended September 30, 2014, primary drivers of cash flows provided by financing activities were net proceeds of $16.1 million primarily related to borrowings under our credit agreement and net cash inflows of $11.0 million from exercises of stock-based awards. For the nine months ended September 30, 2013, primary drivers of cash flows used in financing activities were a net decrease in outstanding debt of $172.6 million, $2.1 million of dividends paid to Series A-1 Preferred Stockholders and $1.9 million of fees paid to amend our credit agreement, partially offset by $7.6 million in net cash received from exercises of stock-based awards.
At September 30, 2014, we had long-term debt, including current portion, totaling $1.6 billion, which was 41.6% of our total capitalization, and $594.2 million of unused borrowing capacity under our credit agreement. At December 31, 2013, we had long-term debt, including current portion, totaling $1.6 billion, which was 43.1% of our total capitalization.
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
The Amended and Restated Credit Agreement provides that borrowings under our revolving credit facility may be denominated in United States dollars, Australian dollars, Canadian dollars and Euros. At our election, at the time of entering into specific borrowings, interest on borrowings is calculated under a "Base Rate" or "LIBOR/BBSW Rate." LIBOR is the London Interbank Offered Rate. BBSW is the Bank Bill Swap Reference Rate within Australia, which we believe is generally considered the Australian equivalent to LIBOR. The applicable borrowing spread for the Base Rate loans was initially 0.75% over the base rate, and, following our first quarterly compliance certificate, ranges from 0.0% to 1.0% depending upon our total leverage ratio. The applicable borrowing spread for LIBOR/BBSW Rate loans, was initially 1.75% over the LIBOR or BBSW, and, following our first quarterly compliance certificate, ranges from 1.0% to 2.0% depending upon our total leverage ratio.
In addition to paying interest on any outstanding borrowings under the Amended and Restated Credit Agreement, we are required to pay a commitment fee related to the unutilized portion of the commitments under the revolving credit facility. The commitment fee rate was initially 0.3%, and, following our first quarterly compliance certificate, ranges from 0.2% to 0.3% depending upon our total leverage ratio.
In connection with the Amended and Restated Credit Agreement, we wrote-off $4.6 million of unamortized deferred financing fees and capitalized an additional $3.6 million of new fees. Deferred financing costs are amortized as additional interest expense over the terms of the related debt using the effective-interest method for the term loan debt and the straight-line method for the revolving credit facility.
Since entering into Amendment No. 2, we made prepayments on our United States term loan of $105.0 million and prepayments on our Australian term loan of A$30.0 million (or $27.6 million at the exchange rates on the dates the payments were made). As of September 30, 2014, we had outstanding term loans of $1,415.0 million with an interest rate of 1.90% and A$186.8 million (or $163.2 million at the exchange rate on September 30, 2014) with an interest rate of 4.46%.

The United States dollar-denominated and Australian dollar-denominated term loans will amortize in quarterly installments commencing with the quarter ending September 30, 2015, with the remaining principal balance payable upon maturity, as set forth below (dollars in thousands):

	Quarterly Payment Date	Principal Amount of Each Quarterly Installment
United States:	September 30, 2015 through June 30, 2017		$19,000
	September 30, 2017 through March 31, 2019		$38,000
	Maturity date - May 31, 2019		$997,000

Australia:	September 30, 2015 through June 30, 2017	A$	2,710
	September 30, 2017 through March 31, 2019	A$	5,420
	Maturity date - May 31, 2019	A$	127,180
The $625.0 million revolving credit facility under the Amended and Restated Credit Agreement includes flexible sub-limits for revolving loans denominated in United States dollars, Australian dollars, Canadian dollars and Euros, with the ability to reallocate commitments among the sub-limits, provided that the total amount of all Australian dollar, Canadian dollar and Euro sub-limits cannot exceed $400.0 million. In addition, under the Amended and Restated Credit Agreement, the existing swingline credit facility portion of the revolving credit facility available under the United States dollar-denominated revolving credit facility increased from $30.0 million to $50.0 million.
The Amended and Restated Credit Agreement contains a number of customary affirmative and negative covenants, which are substantially consistent with the terms of the credit agreement prior to giving effect to Amendment No. 2, with respect to which we must maintain compliance. Those covenants, among other things, limit or prohibit our ability, subject to certain exceptions, to incur additional indebtedness; create liens; make investments; pay dividends on capital stock or redeem, repurchase or retire capital stock; consolidate or merge or make acquisitions or dispose of assets; enter into sale and leaseback transactions; engage in any business unrelated to the business currently conducted by us; sell or issue capital stock of any of our restricted subsidiaries; change our fiscal year; enter into certain agreements containing negative pledges and upstream limitations and engage in certain transactions with affiliates. Under the Amended and Restated Credit Agreement, we may not have an interest coverage ratio less than 3.50 to 1.00 as of the last day of any fiscal quarter. Under the Amended and Restated Credit Agreement, we may not exceed specified maximum total leverage ratios, which were modified by Amendment No. 2, as described in the following table:

Period	Maximum Total Leverage Ratio
May 27, 2014 through June 30, 2015	4.25 to 1.00
July 1, 2015 through June 30, 2016	3.75 to 1.00
July 1, 2016 through May 31, 2019	3.50 to 1.00
As of September 30, 2014, we were in compliance with the covenants under our Amended and Restated Credit Agreement, including the maximum total leverage covenant noted above. As of September 30, 2014, our usage under our $625.0 million revolving credit facility consisted of $28.0 million in borrowings, $2.8 million in letter of credit guarantees and $594.2 million of unused borrowing capacity. As of September 30, 2014, we had outstanding revolving loans of $11.0 million in United States dollar-denominated borrowings with an interest rate of 1.90%, C$13.0 million in Canadian dollar-denominated borrowings (or $11.6 million at the exchange rate on September 30, 2014) with an interest rate of 3.00% and €4.3 million in Euro-denominated borrowings (or $5.4 million at the exchange rate on September 30, 2014) with an interest rate of 1.76%.

Series A-1 Preferred Stock Converted into Common Stock on February 13, 2013
Pursuant to an investment agreement governing the sale of the Series A-1 Preferred Stock to affiliates of Carlyle Partners V, L.P. (Carlyle) in connection with the funding of the RailAmerica acquisition, on October 1, 2012, we completed the issuance of 350,000 shares of Series A-1 Preferred Stock to Carlyle at an issuance price of $1,000.00 per share for $349.4 million, net of issuance costs. Dividends on the Series A-1 Preferred Stock were cumulative and payable quarterly in arrears in an amount equal to 5.00% per annum of the issuance price per share. Each share of the Series A-1 Preferred Stock was convertible at any time, at the option of the holder, into approximately 17.1 shares of Class A common stock, subject to customary conversion adjustments. The Series A-1 Preferred Stock was also mandatorily convertible into the relevant number of shares of Class A common stock on the second anniversary of the date of issuance, subject to the satisfaction of certain conditions. Furthermore, we had the ability to convert some or all of the Series A-1 Preferred Stock prior to the second anniversary of the date of issue of the Series A-1 Preferred Stock if the closing price of our Class A common stock on the New York Stock Exchange exceeded 130% of the conversion price (or $76.03) for 30 consecutive trading days, subject to the satisfaction of certain conditions. The conversion price of the Series A-1 Preferred Stock was set at approximately $58.49, which was a 4.5% premium to our stock price prior to the announcement of the RailAmerica acquisition.
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
2014 Budgeted Capital Expenditures
During the nine months ended September 30, 2014, we incurred $253.2 million in aggregate capital expenditures, of which we paid $232.2 million in cash and accrued $21.1 million in accounts payable as of September 30, 2014. We expect to receive $39.1 million in grants from outside parties related to this year-to-date activity, which was included in outstanding grant receivables from outside parties as of September 30, 2014.
Cash of $271.7 million paid for purchases of property and equipment during the nine months ended September 30, 2014 consisted of $232.2 million for 2014 capital projects and $39.5 million related to capital expenditures accrued in 2013. Grant proceeds during the nine months ended September 30, 2014 consisted of $24.9 million for grants related to 2014 capital expenditures and $18.7 million for grants related to our capital expenditures from prior years.
During the nine months ended September 30, 2014, we approved an additional $36 million in new business development expenditures for investments in railcars and railcar lease buyouts. To date, we have paid $33 million for such railcar investments, which are reflected in the table below under new business development actual expenditures for the nine months ended September 30, 2014.
Accordingly, capital expenditures for the nine months ended September 30, 2014, as compared with our 2014 full year budgeted capital expenditures can be summarized as follows (dollars in thousands):

	2014 Budgeted	Actual for the
	Capital	Nine Months Ended
	Expenditures	September 30, 2014
Track and equipment improvements, self-funded	$199,000	$135,244
Track and equipment improvements, subject to third party funding	73,000	46,460
New business development	53,000	71,508
Grants from outside parties	(58,000)	(39,147)
Net capital expenditures	$267,000	$214,065
We periodically receive grants for the upgrade and construction of rail lines and the upgrade of locomotives from federal, provincial, state and local agencies and other outside parties in the United States, Canada and Australia. These grants typically reimburse us for 50% to 100% of the actual cost of specific projects.

Off-Balance Sheet Arrangements
An off-balance sheet arrangement includes any contractual obligation, agreement or transaction involving an unconsolidated entity under which we (1) have made guarantees, (2) have a retained or contingent interest in transferred assets, or a similar arrangement, that serves as credit, liquidity or market risk support to that entity for such assets, (3) have an obligation under certain derivative instruments or (4) have any obligation arising out of a material variable interest in such an entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing or hedging services with us. Our off-balance sheet arrangements as of December 31, 2013 consisted of operating lease obligations. There were no material changes in our off-balance sheet arrangements during the nine months ended September 30, 2014.
Impact of Foreign Currencies on Operating Revenues and Expenses
When comparing the effects of average foreign currency exchange rates on operating revenues during the three and nine months ended September 30, 2014 with the three and nine months ended September 30, 2013, foreign currency translation had a negative impact on our consolidated operating revenues due to the weakening of the Australian and Canadian dollars relative to the United States dollar in the three and nine months ended September 30, 2014. Currency effects related to operating revenues and expenses are presented within the discussion of these respective items included within this Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Except as disclosed below, during the nine months ended September 30, 2014, there were no material changes to the Quantitative and Qualitative Disclosures About Market Risk previously disclosed in our 2013 Annual Report on Form 10-K.
On May 23, 2014, the non-functional currency intercompany loan between the United States and Australian entities was repaid and we terminated the two outstanding two-year Australian dollar/United States dollar floating to floating cross-currency swap agreements (Swaps) which were effective December 3, 2012. In connection with the termination, we paid A$105 million and received $108.9 million. The Swaps required us to pay Australian dollar Bank Bill Swap Reference Rate (BBSW) plus 3.25% based on a notional amount of A$105 million and allowed us to receive United States London Interbank Offered Rate (LIBOR) plus 2.82% based on a notional amount of $109.6 million on a quarterly basis. BBSW is the wholesale interbank reference rate within Australia, which we believe is generally considered the Australian equivalent to LIBOR. As a result of the quarterly net settlement payments, we realized a net expense of $1.2 million within interest expense for the nine months ended September 30, 2014 and $0.6 million and $2.2 million for the three and nine months ended September 30, 2013, respectively. In addition, for the nine months ended September 30, 2014, we recognized a net expense of $0.1 million within other income/(loss), net related to the settlement of the derivative agreement and the underlying intercompany debt instrument to the exchange rate.
The following table summarizes the fair value of our derivative instruments recorded in the consolidated balance sheets as of September 30, 2014 and December 31, 2013 (dollars in thousands):

		Fair Value
	Balance Sheet Location	September 30, 2014	December 31, 2013
Asset Derivatives:
Derivatives designated as hedges:
Interest rate swap agreements	Other assets, net	$12,728	$36,987
Derivatives not designated as hedges:
Cross-currency swap agreement	Prepaid expenses and other	$—	$16,056

Liability Derivatives:
Derivatives designated as hedges:
Interest rate swap agreements	Accrued expenses	$2,969	$1,601
Interest rate swap agreements	Other long-term liabilities	—	838
Total liability derivatives designated as hedges		$2,969	$2,439

ITEM 4.	CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures — We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, the disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Internal Control Over Financial Reporting — During the three months ended September 30, 2014, there were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
There were no unregistered sales of equity securities for the period covered by this Quarterly Report on Form 10-Q.
Issuer Purchases of Equity Securities

Period in 2014	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31	435	$104.59	—	—
August 1 to August 31	216	$96.65	—	—
September 1 to September 30	4,823	$101.96	—	—
Total	5,474	$101.96	—	—
(1) The 5,474 shares acquired in the three months ended September 30, 2014 represent common stock acquired by us from our employees who surrendered shares in lieu of cash either to fund their exercise of stock options or to pay taxes on equity awards granted under our Second Amended and Restated 2004 Omnibus Plan.

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

GENESEE & WYOMING INC.

Date:	November 4, 2014	By:	/S/ TIMOTHY J. GALLAGHER
		Name:	Timothy J. Gallagher
		Title:	Chief Financial Officer (Principal Financial Officer)

Date:	November 4, 2014	By:	/S/ CHRISTOPHER F. LIUCCI
		Name:	Christopher F. Liucci
		Title:	Chief Accounting Officer (Principal Accounting Officer)

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

101
The following financial information from Genesee & Wyoming Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL includes: (i) Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 and (v) the Notes to Consolidated Financial Statements.