Form 10-K
period 2014-12-31
GENESEE & WYOMING INC
filed 2015-02-27
CIK 1012620

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(Registrant's telephone number, including area code)
Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	NYSE
5.00% Tangible Equity Units	NYSE
Securities registered pursuant to section 12(g) of the Act:
None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☑  Yes    ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes    ☑  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  ☑  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).    ☐  Yes    ☑  No
Aggregate market value of Class A Common Stock held by non-affiliates based on the closing price as reported by the New York Stock Exchange on the last business day of the registrant's most recently completed second fiscal quarter: $5,399,103,465. Shares of Class A Common Stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determinant for other purposes.
Shares of common stock outstanding as of the close of business on February 18, 2015:

Class	Number of Shares Outstanding
Class A Common Stock	52,953,492
Class B Common Stock	1,020,485
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year ended December 31, 2014 in connection with the Annual Meeting to be held on May 12, 2015 are incorporated by reference in Part III hereof and made a part hereof.

Genesee & Wyoming Inc.
FORM 10-K
For The Fiscal Year Ended December 31, 2014

Unless the context otherwise requires, when used in this Annual Report on Form 10-K (Annual Report), the terms "Genesee & Wyoming," "G&W," the "Company," "we," "our" and "us" refer to Genesee & Wyoming Inc. and its subsidiaries. All references to currency amounts included in this Annual Report, including the financial statements, are in United States dollars unless specifically noted otherwise.
Cautionary Statement Regarding Forward-Looking Statements
The information contained in this Annual Report, including Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), regarding future events and future performance of G&W. Words such as "anticipates," "intends," "plans," "believes," "should," "seeks," "expects," "estimates," "trends," "outlook," "goal," "budget," variations of these words and similar expressions are intended to identify these forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast. Actual results may differ materially from those expressed or forecast in these forward-looking statements.
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
Information set forth in "Part I Item 1. Business" and in "Part II Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the risk factors set forth in Item 1A. in this Annual Report.

PART I
ITEM 1.     Business.
OVERVIEW
We own and operate short line and regional freight railroads and provide railcar switching and other rail-related services in the United States, Australia, Canada, the Netherlands and Belgium. In addition, we operate a longer-haul railroad that runs approximately 1,400 miles between Tarcoola in South Australia and Darwin in the Northern Territory of Australia. We currently operate in 41 states in the United States, four Australian states, one Australian territory and four Canadian provinces and provide rail service at 37 ports in North America, Australia and Europe. We operate over approximately 15,600 miles of owned, jointly owned or leased track (inclusive of the Tarcoola to Darwin rail line operated under a concession agreement) and approximately 3,300 additional miles under other contractual track access arrangements.
GROWTH STRATEGY
Since our initial public offering in 1996 through December 31, 2014, our revenues have increased at a compound annual growth rate of 17.4%, from $77.8 million in 1996 to $1.6 billion in 2014. Over the same period, our diluted earnings per common share (EPS) increased at a compound annual growth rate of 15.6%, from $0.29 (adjusted for stock splits) in 1996 to $4.58 in 2014. We have achieved these results primarily through the disciplined execution of our growth strategy, which has two main drivers: (1) our operating strategy and (2) our acquisition and investment strategy.
Operating Strategy
Our railroads operate under strong local management teams, with centralized administrative, commercial and operational support and oversight. As of December 31, 2014, our operations were organized as 11 regions. In the United States, we have eight regions: Central, Coastal (which includes industrial switching and port operations), Midwest, Mountain West, Northeast, Ohio Valley, Pacific and Southern. Outside the United States, we have three regions: Australia, Canada (which includes a contiguous railroad located in the United States) and Europe (which consists of operations in the Netherlands and Belgium).
In each of our regions, we seek to encourage the entrepreneurial drive, local knowledge, customer service and safety culture that we view as critical to achieving our financial goals. Our regional managers continually focus on increasing our return on invested capital, earnings and cash flow through the disciplined execution of our operating strategy. At the regional level, our operating strategy consists of the following five principal elements:

•
Continuous Safety Improvement. We believe that a safe work environment is essential for our employees, our customers and the communities in which we conduct business. Each year, we establish stringent safety targets as part of our safety program. In 2014, G&W operations achieved a consolidated Federal Railroad Association (FRA) reportable injury frequency rate of 0.60 per 200,000 man-hours worked. Through the implementation of our safety program, we have reduced our injury frequency rate by 69% since 2006, when it was 1.95 injuries per 200,000 man-hours worked. For comparative purposes, from January 2014 through November 2014, the most recent month for which FRA data is publicly available, the United States short line average reportable injury frequency rate was 3.0 injuries per 200,000 man-hours worked, and the United States regional railroad average was 3.2 injuries per 200,000 man-hours worked. Based on these results, in 2014, G&W operations were more than five times safer than the short line and regional railroad averages and safer than any United States Class I railroad.

•
Outstanding Customer Service. We are committed to providing exceptional service to our customers and each of our local railroads is intently focused on exceeding customer expectations. This customer commitment results not only in traffic growth, but also customer loyalty and new business development opportunities. To ensure the needs of our customers are addressed promptly, we employ technology-based service exception tools to monitor service information, communicate issues and track corrective actions. Periodically, we engage a leading independent customer-satisfaction research firm to conduct a comprehensive customer satisfaction survey. The survey results are used to measure our performance and develop continuous improvement programs.

•
Focused Regional Marketing. We generally build and operate each of our regions based on the local customer base within our operating geographies and seek to grow rail traffic through intensive marketing efforts to new and existing customers. As a result of the acquisition of RailAmerica, Inc. (RailAmerica) in 2012, we believe that our expanded North American footprint provides us with greater visibility to new commercial and industrial development opportunities in North America that should help increase the success of our marketing efforts. We also pursue additional sources of revenue by providing ancillary rail services such as railcar switching, repair, storage, cleaning, weighing and blocking and bulk transfer, which enable shippers and Class I carriers to move freight more easily and cost-effectively. Separately, in Australia and Europe, where there are open access regimes, we are able to compete for new business opportunities with customers at most locations on the open access rail networks.

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

To assist our local management teams, we provide administrative, commercial and operational support from corporate staff groups where there are benefits to be gained from centralized expertise. Our commercial group assists local management by providing assistance with regional pricing, origin and destination offerings across the Company, managing real estate revenue (including from land leases and crossing and access rights), industrial development project expertise, 24/7 customer service and Class I railroad relationship management. Our operations department assists with implementing our safety culture and training programs, leveraging our scale in purchasing rail and rail-related equipment, ensuring efficient equipment utilization and service design, and providing mechanical, locomotive and bridge engineering expertise. In addition, we maintain other traditional, centralized functions, such as accounting, finance, legal, corporate development, government and industry affairs, human resources and information technology.
Acquisition and Investment Strategy
Our acquisition and investment strategy includes the acquisition or long-term lease of existing railroads, as well as investment in rail equipment and/or track infrastructure to serve new and existing customers. Since 2000, we have added 98 railroads through execution of our acquisition and investment strategy. Historically, our acquisition, investment and long-term lease opportunities have been from the following five sources:

•
Acquisitions of additional short line and regional railroads in the United States and Canada, such as our acquisitions of Pinsly Railroad Company's Arkansas Division (Pinsly Arkansas) in January 2015, RailAmerica in 2012, Arizona Eastern Railway Company (AZER) in 2011, CAGY Industries, Inc. in 2008, the Ohio Central Railroad System in 2008 and Rail Management Corporation in 2005. Based on Association of American Railroads (AAR) data as of December 31, 2013, there are currently approximately 460 short line and regional railroads in the United States not owned by us;

•
Investments in track and/or rolling stock to support growth in new or existing areas of operations, such as the purchase of railcars in the United States in 2014 and our upgrade of the Chicago, Fort Wayne and Eastern Railroad to enhance Class I traffic flow east of Chicago;

•
Acquisitions of international railroads, such as our acquisitions of FreightLink Pty Ltd (FreightLink) in Australia in 2010 and Rotterdam Rail Feeding (RRF) in the Netherlands in 2008. We believe that there are additional acquisition and investment opportunities in Australia, Europe and other international markets;

•
Acquisitions or long-term leases of branch lines of Class I railroads, such as our acquisition of the assets comprising the western end of the Dakota Minnesota & Eastern Railroad Corporation (DM&E) from Canadian Pacific (CP) in 2014; and

•	Acquisitions of rail lines from industrial companies, such as our acquisition of railroads owned by Georgia-Pacific Corporation in 2003.
When we make acquisitions, we seek to increase revenues and reduce costs wherever possible and to implement best practices to increase the value of our investment, which is frequently accomplished through the elimination of duplicative overhead costs, implementation of our safety culture, improvements to operating plans, more efficient equipment utilization and enhanced customer service and marketing initiatives. In some cases, however, the best way to maximize the value of an investment is to increase expenditures at a new acquisition, such as for track upgrades, in order to improve customer service and drive additional revenue growth.
We also believe that our footprint of railroads in North America provides opportunities to make contiguous short line railroad acquisitions due to a higher number of touchpoints with other railroads. On a global basis, we believe that our scale and financial resources improve our ability to invest in rail opportunities worldwide. We have made a number of important railroad investments in North America and in international markets, and we expect to continue to pursue our acquisition and investment strategy while adhering to our disciplined valuation approach.
INDUSTRY
North America
United States
According to the AAR, there are 574 freight railroads in the United States operating over 138,400 miles of track. As described in the table below, the United States Surface Transportation Board (STB) classifies railroads operating in the United States into one of three categories based on the amount of an individual railroad's operating revenues (adjusted for inflation).
The following table shows the breakdown of freight railroads in the United States by classification:

Classification of Railroads	Number	Aggregate Miles Operated	Revenues and Miles Operated
Class I (1)	7	95,264	$467.1 million or more
Regional or Class II	21	10,355	At least $20 million and 350 or more miles operated or $37.4 million to $467.1 million
Local or Class III	546	32,858	Less than $37.4 million and less than 350 miles operated
Total	574	138,477

(1)	CSX Corp, BNSF Railway Co., Norfolk Southern Corp., Kansas City Southern Railway Co., Union Pacific Railroad Co., Canadian National Railway Co. and Canadian Pacific Railway Limited.
Source: AAR 2014 Railroad Facts Book
Class I railroads operate across many different states and concentrate largely, though not exclusively, on long haul, high density and intercity traffic lanes. The primary function of the regional and local railroads is to provide local service to rail customers and communities not located on the Class I railroad networks. Regional railroads typically operate 400 to 650 miles of track and provide service to selected areas of the country, mainly connecting neighboring states and/or economic centers. We refer to local railroads as short line railroads. Typically, local, or short line railroads, serve as branch lines connecting customers with Class I railroads. Short line railroads generally have more predictable and straightforward operations as they largely perform point-to-point, light density service over shorter distances, versus the complex networks associated with the Class I railroads or larger regional railroads.
A significant portion of regional and short line railroad traffic is driven by carloads that are interchanged with other carriers. For example, a Class I railroad may transport freight hundreds or thousands of miles from its origination point and then pass the railcar to a short line railroad, which provides the final step of service directly to the terminating customer.

The railroad industry in the United States has undergone significant change since the passage of the Staggers Rail Act of 1980 (Staggers Act), which effectively deregulated certain pricing and types of services provided by railroads. Following the passage of the Staggers Act, Class I railroads in the United States took steps to improve profitability and recapture market share lost to other modes of transportation, primarily trucks. In furtherance of that goal, Class I railroads focused their management and capital resources on their core long-haul systems, and some of them sold branch lines to short line railroads, whose smaller scale and more cost-efficient operations allowed them to commit the resources necessary to meet the needs of customers located on those lines. Divestiture of branch lines spurred the growth in the short line railroad industry and enabled Class I railroads to minimize incremental capital expenditures, concentrate traffic density, improve operating efficiency and avoid traffic losses associated with rail line abandonment.
We operate two regional and 103 local (short line) railroads in the United States over approximately 14,500 miles of track.
Canada
According to Rail Trends 2014, published by The Railway Association of Canada (RAC), there are 27,270 miles of track operated by railroads in Canada.
We operate eight local (short line) railroads in Canada over approximately 1,500 miles of track.
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
The Australian rail freight industry is largely open access, which means that network owners and managers must provide access to the rail network to all accredited rail service providers, subject to the rules and negotiation framework of each applicable access regime. We are an accredited rail service provider in all mainland Australian states and in the Northern Territory. The access rules generally include pricing principles and standards of use, and are established by the applicable state or Commonwealth government. The Australian freight rail industry is structured around two components: train operations for freight haulage services (above rail) and rail track access operation and management (below rail). This contrasts with the North American freight rail industry where railroad operators almost always have exclusive use of the track they own or lease. Through our concession agreements, we have long-term economic ownership of the primary tracks that we manage in South Australia and the Northern Territory, and we receive below rail access fees when other rail operators use the track we manage. Our economic ownership of the tracks we manage, combined with our above rail operations, makes our Australian operations more similar to a typical North American railroad despite the open access environment.
Because Australian rail customers have access to multiple rail carriers under "open access" regimes, all rail carriers face possible competition on their above rail business from other rail carriers, as well as from competing modes of transportation, such as trucks. The open access nature of the Australian freight rail industry enables rail operators to develop new business and customer relationships in areas outside of their current operations, and there are limited barriers to entry that preclude any rail operator from approaching a customer to seek new business. However, shipments of bulk commodities in Australia are generally handled under long-term agreements with dedicated equipment that may include take-or-pay provisions and/or exclusivity arrangements, which make capturing new business from an existing rail operator difficult.

Netherlands
According to ProRail, the entity responsible for a substantial majority of the Dutch rail infrastructure, there are approximately 4,350 miles of track under its control on the Dutch rail network. As a result of the country's open access regime, this track may be accessed by any admitted and licensed rail operator. According to the trade association Rail Cargo Information Netherlands, there are currently 19 rail operators that provide freight rail services in the Netherlands.
Belgium
According to Infrabel, the Belgian railways infrastructure manager, there are approximately 2,225 miles of track under its control on the Belgian rail network and currently there are 13 rail operators certified for freight transport in Belgium. As a result of the country's open access regime, this track may be accessed by any operator admitted and licensed to provide freight transport in the country.
OPERATIONS
Through our subsidiaries, we own or lease 116 freight railroads, including 103 short line railroads and two regional freight railroads located in the United States, eight short line railroads located in Canada, one railroad located in Australia and one railroad located in the Netherlands and Belgium, with a total of approximately 14,200 miles of track. We also operate one longer-haul, 1,400-mile railroad that links the Port of Darwin to the Australian interstate rail network in South Australia, pursuant to a concession agreement. Also, through various track access arrangements, we operate over approximately 3,300 additional miles of track that is owned or leased by others.
Freight Revenues
We generate freight revenues from the haulage of freight by rail. Freight revenues represented 76.4%, 75.1% and 71.4% of our total revenues in the years ended December 31, 2014, 2013 and 2012, respectively.
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

•	Car hire and rental income - charges paid by other railroads for the use of our railcars and properties;

•	Demurrage and storage - charges paid by customers for holding or storing their railcars;

•	Car repair services - charges paid to us for repairing railcars owned by others, either under contract or in accordance with AAR rules;

•
Railroad construction - primarily revenues earned by Atlas Railroad Construction, LLC (Atlas) for railroad engineering, construction, maintenance and repair, primarily in the midwestern, northeastern and southeastern United States, for short line and regional railroads and industrial customers; and

•
Other operating income - primarily revenues for providing crewing services and track access and management fees, the use of our real estate holdings, and for providing access to passenger operations, such as for Amtrak's use of the New England Central Railroad's track.

Non-freight revenues represented 23.6%, 24.9% and 28.6% of our total operating revenues in the years ended December 31, 2014, 2013 and 2012, respectively. Railcar switching represented 44.0%, 41.3% and 54.0% of our total non-freight revenues in the years ended December 31, 2014, 2013 and 2012, respectively.
Customers
As of December 31, 2014, our operations served more than 2,000 customers. Revenues from our 10 largest customers accounted for approximately 24%, 24% and 31% of our operating revenues in the years ended December 31, 2014, 2013 and 2012, respectively. Two of our 10 largest customers in 2014 were located in Australia, one of which was in our metallic ores (iron ore) commodity segment and the other of which was in our agricultural products commodity segment.

In North America, we typically handle freight pursuant to transportation contracts between us, our connecting carriers and the customer. These contracts are in accordance with industry norms and vary in duration, with terms generally ranging from less than one year to 10 years. These contracts establish a price or, in the case of longer term contracts, a methodology for determining a price, but do not typically obligate the customer to move any particular volume. Generally, our freight rates and volumes are not directly linked to the prices of the commodities being shipped. In Australia, we generally handle freight pursuant to transportation contracts directly with our customers. These contracts generally contain a combination of fixed and variable pricing, with the fixed portion based upon our invested capital and the variable portion based on the volumes shipped.
Commodities
Our railroads transport a wide variety of commodities. For a comparison of freight revenues, carloads and average freight revenues per carload by commodity group for the years ended December 31, 2014, 2013 and 2012, see the discussion under "Part II Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."
Commodity Group Descriptions
The agricultural products commodity group consists primarily of wheat, barley, corn and other grains, as well as soybean meal.
The chemicals and plastics commodity group consists primarily of sulfuric acid, ethanol and other chemicals used in manufacturing, particularly in the paper industry.
The metals commodity group consists primarily of finished steel products and copper, as well as scrap metal and pig iron.
The metallic ores commodity group consists primarily of manganese ore, iron ore, copper concentrate and ore, alumina and nickel ore.
The coal and coke commodity group consists primarily of shipments of coal to power plants and industrial customers.
The minerals and stone commodity group consists primarily of cement, gypsum, salt used in highway ice control, sand used in hydraulic fracturing of oil and gas wells, roofing granules, clay and limestone.
The pulp and paper commodity group consists primarily of outbound shipments of container board and finished papers and inbound shipments of wood pulp.
The intermodal commodity group consists of various commodities shipped in trailers or containers on flat cars.
The lumber and forest products commodity group consists primarily of finished lumber, wood pellets, export logs and wood chips used in paper manufacturing.
The petroleum products commodity group consists primarily of liquefied petroleum gas, natural gas liquids, crude oil, asphalt and diesel fuel.
The food and kindred products commodity group consists primarily of canned fruits and vegetables and food oils.
The autos and auto parts commodity group consists primarily of finished automobiles and stamped auto parts.
The waste commodity group consists primarily of municipal solid waste and construction and demolition debris.
The other commodity group consists of all freight not included in the commodity groups set forth above.

Segment and Geographic Information
For financial information with respect to each of our segment and geographic areas, see Note 18, Segment and Geographic Area Information, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report.
Traffic
Rail traffic shipped on our rail lines can be categorized either as interline or local traffic. Interline traffic passes over the lines of two or more rail carriers. It can originate or terminate with customers located along a rail line, or it can pass over the line from one connecting rail carrier to another without the traffic originating or terminating on the rail line (referred to as overhead traffic). Local traffic both originates and terminates on the same rail line and does not involve other carriers. Unlike overhead traffic, originating, terminating and local traffic in North America provides us with a more stable source of revenues because this traffic represents shipments to and/or from customers located along our rail lines and is less susceptible to competition from other rail routes or other modes of transportation. In 2014, revenues generated from originating, terminating and local traffic in North America constituted approximately 93% of our North American freight revenues. In Australia, railroads generally serve from origin to destination with few, if any, interline movements.
Seasonality of Operations
Some of the commodities we carry have peak shipping seasons, either as a result of the nature of the commodity or its demand cycle. For instance, certain agricultural and food products, such as winter wheat in Canada, ship only during certain months each year.
Seasonality is also reflected in our results of operations as a result of weather patterns. See Note 19, Quarterly Financial Data (unaudited), to our Consolidated Financial Statements included elsewhere in this Annual Report. Typically, we experience relatively lower revenues in North America in the first and fourth quarters of each year as the winter season and colder weather in North America tend to reduce shipments of certain products such as construction materials. In addition, due to adverse winter conditions, we may also experience reduced shipments as a result of weather-related network disruptions and also tend to incur higher operating costs. We typically initiate capital projects in North America in the second and third quarters when weather conditions are more favorable. In addition, we experience relatively lower revenues in Australia in the first quarter of each year as a result of the wet season (i.e., monsoonal rains in the Northern Territory).
Employees
As of December 31, 2014, we had approximately 5,200 full-time employees. Of this total, approximately 1,900 employees were union members. Our railroads have 76 labor agreements with unions. We are currently engaged in negotiations with respect to 10 of those agreements. We are also a party to employee association agreements covering an additional 72 employees who are not represented by a national labor organization. In Australia, Genesee & Wyoming Australia Pty Ltd (GWA) has a collective enterprise bargaining agreement covering the majority of its employees. RRF is not party to any collective bargaining agreements in the Netherlands, but it is party to a collective bargaining agreement in Belgium.
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

SAFETY
Our safety program involves all employees and focuses on the prevention of accidents and injuries. Operating personnel are trained and certified in train operations, the transportation of hazardous materials, safety and operating rules and governmental rules and regulations. In order to continuously improve our safety results, we utilize various safety metrics, such as human factor incidents, that are instrumental in reducing our FRA reportable injuries. G&W operations achieved a consolidated FRA reportable injury frequency rate, as defined by the FRA as reportable injuries per 200,000 man-hours worked, of 0.60 and 0.80 for the years ended December 31, 2014 and 2013, respectively. The average injuries per 200,000 man-hours worked for all United States short line railroads in the rail industry was 3.0 in both 2014 (through November) and 2013 (through December). Based on these results, in 2014, G&W operations were more than five times safer than the short line and regional railroad averages and safer than any United States Class I railroad.
Our safety program also focuses on the safety and security of our train operations, and we continue to enhance the use of technology to analyze our track so as to prevent track-caused derailments. In addition, our information technology staff also routinely assess the security of our computer networks from cyber attacks. To date, we have not experienced any material disruptions of our networks or operations due to cyber attacks.
Our employees also strive to heighten awareness of rail safety in the communities where we operate through participation in governmental and industry sponsored safety programs, such as Operation Lifesaver, a non-profit organization that provides public education programs to prevent collisions, injuries and fatalities on and around railroad tracks and highway-rail grade crossings. During 2014, employees of our railroads made more than 275 Operation Lifesaver presentations focused on the dangers associated with highway-rail grade crossings and trespassing on railroad property. We also participate in safety committees of the AAR and the American Short Line and Regional Railroad Association.
INSURANCE
We maintain liability and property insurance coverage to mitigate the financial risk of providing rail and rail-related services. Incidents involving entities previously owned by RailAmerica that occurred prior to our August 1, 2013 insurance renewal are insured under RailAmerica's legacy liability and property insurance policies.
Our primary liability policies currently have self-insured retentions of up to $2.5 million per occurrence. RailAmerica's prior primary liability policies' self-insured retentions were as high as $4.0 million per occurrence. The liability policies cover third-party claims and damages associated with sudden releases of hazardous materials, including hazardous commodities transported by rail, and expenses related to evacuation as a result of a railroad accident. Personal injuries associated with grade crossing accidents are also covered under our liability policies. Our property policies cover property and equipment that we own, and property in our care, custody and control and have various self-insured retentions, which vary based on the type and location of the incident, that are currently up to $1.0 million per occurrence, except in Australia where our self-insured retention for property damage due to a cyclone or flood is A$2.5 million. RailAmerica's property damage policies previously had self-insured retentions up to $1.5 million per occurrence. The property policies also provide business interruption insurance arising from covered events. The self-insured retentions under our policies may change with each annual insurance renewal depending on our loss history, the size and make-up of our company and general insurance market conditions.
Employees of our United States railroads are covered by the Federal Employers' Liability Act (FELA), a fault-based system under which claims resulting from injuries and deaths of railroad employees are settled by negotiation or litigation. FELA-related claims are covered under our liability policies. Employees of our industrial switching, transloading and railroad construction businesses are covered under workers' compensation policies.
Employees of our Canadian railroads are covered by the applicable provincial workers' compensation policy. Employees of our Australian operations are covered by the respective state-based workers' compensation legislation in Australia. Employees of our European operations are covered by the workers' compensation legislation of the Netherlands and Belgium, as applicable.

COMPETITION
Railroads' unique and private ownership and control of infrastructure is difficult to replicate as compared to other modes of transportation, such as trucking (which uses public highways, toll roads, etc.) and shipping (which uses river systems and ports). However, railroads do compete directly with other modes of transportation, principally highway competition from trucks and, on some routes, ships, barges and pipelines. Competition is based primarily upon the rate charged and the transit time required, as well as the quality and reliability of the service provided.
In North America, there normally is only one rail carrier directly serving a customer on its line, while most freight is interchanged with other railroads prior to reaching its final destination. To the extent that highway competition is involved, the degree of that competition is affected by government policies with respect to fuel and other taxes, highway tolls and permissible truck sizes and weights.
In Australia, the Netherlands and Belgium, our customers have access to other rail carriers under open access regimes so we face competition from other rail carriers in addition to competition from competing modes of transportation.
To a lesser degree, we also face competition from similar products made in other areas where we are not located, a kind of competition commonly known as "geographic competition." For example, a paper producer may choose to increase or decrease production at a specific plant served by one of our railroads depending on the relative competitiveness of that plant as compared to its paper plants in other locations. In some instances, we face "product competition," where commodities we transport are exposed to competition from substitutes (e.g., coal we transport can compete with natural gas as a fuel source for electricity generation).
In acquiring rail properties and making rail equipment and/or track infrastructure investments in projects, we generally compete with other railroad operators and with various financial institutions, including infrastructure and private equity firms, operating in conjunction with rail operators. Competition for rail properties and investment projects is based primarily upon price and the seller's assessment of the buyer's railroad operating expertise and financing capability. We believe our established reputation as a successful acquirer and long-term operator of rail properties, our managerial and financial resources, as well as our commitment to safety and the communities in which we operate, positions us well in a competitive acquisition and investment environment.

REGULATION
United States
In addition to federal, state and local laws and regulations generally applicable to many businesses, our United States railroads are subject to regulation by:

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
The STB is the successor to certain regulatory functions previously administered by the Interstate Commerce Commission (ICC). Established by the ICC Termination Act of 1995, the STB has jurisdiction over, among other things, certain freight rates (where there is no effective competition), extension or abandonment of rail lines, the acquisition of rail lines and the consolidation, merger or acquisition of control of rail common carriers. In limited circumstances, the STB may condition its approval of an acquisition upon the acquirer of a railroad agreeing to provide severance benefits to certain subsequently terminated employees. The FRA, DOT, OSHA and PHMSA have jurisdiction over certain aspects of safety, which include the regulation of equipment standards, track maintenance, handling of hazardous shipments, locomotive and railcar inspection, repair requirements, operating practices and crew qualifications. The TSA has broad authority over railroad operating practices that have implications for homeland security. Additionally, various state and local agencies have jurisdiction over disposal of hazardous waste and may regulate movement of hazardous materials in ways not preempted by federal law.
In 2014, the STB continued various proceedings on whether to expand rail regulation. The STB continues to evaluate the impact of "access" regulation that would impact railroads' ability to limit the access of other rail service providers to their rail infrastructure and has held hearings to assess the impact of changes to the access regime in the United States. During the past several legislative sessions, bills have been introduced in Congress that would expand the regulatory authority of the STB and could include new antitrust provisions that alter the regulatory structure of the railroad industry. Additionally, a two-year DOT study on the impacts of a possible increase in federal truck size and weight limits, which commenced in 2012 but has not yet been released, could result in subsequent federal legislation following completion and review. The majority of the actions under consideration and pending are directed at Class I railroads; however, we continue to monitor these initiatives. The outcome of these initiatives could impact regulation of railroad operations and prices for our rail services, which could undermine the economic viability of certain of our railroads, as well as threaten the service we are able to provide to our customers.
Also in 2014, the PHMSA issued proposed rules concerning the transportation of certain flammable liquids, which includes the transportation of crude oil. The proposed rules include a variety of possible measures including enhanced tank car standards, speed restrictions, braking system requirements, community notification and other operating restrictions. Our railroad operations and those of the entire railroad industry could be impacted depending on the outcome of the final rules. We will continue to monitor this rulemaking process.
In 2010, the FRA issued regulations mandating the installation of positive train control (PTC) systems and technology on certain railroads as early as the end of 2015. PTC is a collision avoidance technology intended to override locomotive controls and stop a train before an accident. However, the United States rail industry publicly stated it does not believe that PTC can be fully implemented by the end of 2015 due to issues with interoperability. As a consequence, members of the rail industry are seeking an extension of the 2015 deadline. Certain of our railroads may be required to install PTC-related equipment by the end of 2015. We are working with the Class I railroads to finalize our implementation plans and are monitoring the implementation deadline, though we do not expect that our compliance with the final rules governing the installation of PTC will give rise to any material financial expenditures.

Canada
Railroads that operate in more than one province are subject to extensive federal laws, regulations and rules and the jurisdiction of the federal government. St. Lawrence & Atlantic Railroad (Quebec), Ottawa Valley Railway, Southern Ontario Railway and Knob Lake & Timmins Railway are federally regulated railroads that fall under the jurisdiction of the Canadian Transportation Agency (CTA) and Transport Canada (TC) and are subject to the Railway Safety Act. The CTA regulates construction and operation of federally regulated railways, financial transactions of federally regulated railway companies, all aspects of rates, tariffs and services and the transferring and discontinuing of the operation of railway lines. TC administers the Railway Safety Act, which ensures that federally regulated railway companies abide by all regulations with respect to engineering standards governing the construction or alteration of railway works and the operation and maintenance standards of railway works and equipment.
Railways operating only within one province are regulated by that province and must hold a Certificate of Fitness delivered by the appropriate provincial authority. Quebec Gatineau Railway and Cape Breton & Central Nova Scotia Railway are subject to the jurisdiction of the provincial governments of Quebec and Nova Scotia, respectively. In addition, Huron Central Railway and Goderich-Exeter Railway are subject to the jurisdiction of the provincial government of Ontario. Generally, construction, operation and discontinuance of operation are regulated by the provincial authorities, as are railway services.
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
Any contemplated acquisitions may also be subject to Canada's Competition Act, which contains provisions relating to pre-merger notification as well as substantive merger provisions.
In early 2015, the Canadian Minister of Transport issued proposed legislation concerning the transportation of crude oil, which includes mandated insurance levels and changes to the liability regime for railroad accidents involving crude oil. Our railroad operations could be impacted depending on the outcome of the final legislation.
Australia
In Australia, regulation of rail safety is predominately governed by national legislation and administered by the Office of the National Rail Safety Regulator or under a service level agreement with various state regulatory agencies. Our Australian assets are subject to the regulatory regimes governing safety in each of the states and the one territory in which we operate. Regulation of track access is governed by federally legislated guidelines that are implemented by the states. The state access regimes are required to be certified by the Australian Competition and Consumer Commission. As a result, with respect to rail infrastructure access, our Australian subsidiaries are subject to the state-based access regimes. In addition, certain new acquisitions in Australia will also be subject to review by the Foreign Investment Review Board and the Australian Competition and Consumer Commission.
Europe
In the European Union (EU), several directives have been issued concerning the transportation of goods by rail. These directives generally cover the development of railways, the allocation of railway infrastructure capacity and the levying of charges for the use of railway infrastructure and the licensing of railway undertakings. The EU legislation also sets a framework for a harmonized approach towards railway safety. Every railway company must obtain a safety certification before it can run trains on the European network, and EU Member States must set up national railway safety authorities and independent accident investigation bodies. These directives have been implemented in Dutch railway legislation, such as the Railways Act, and in Belgian railway legislation, such as the Law on Railway Safety.

In the Netherlands, we are subject to regulation by the Ministry of Infrastructure and Environment; the Human Environment and Transport Inspectorate; the Dutch railways infrastructure manager, ProRail; and Keyrail (the Dutch railways infrastructure manager for the Betuweroute, a dedicated freight railway connecting the Port of Rotterdam to the German border and within the Port of Rotterdam). All railways in the Netherlands must have a license and a safety certificate issued by the regulator, the Human Environment and Transport Inspectorate, part of the Netherlands Ministry of Infrastructure and Environment. A rail operator must also have a license from ProRail and/or Keyrail, the Dutch rail infrastructure authorities, to use the rail infrastructure. The Dutch Competition Authority is charged with the supervision of compliance with the European Community's directives on the development of the railways, the allocation of railway infrastructure capacity and the levying of charges for the use of railway infrastructure.
In Belgium, we are subject to regulation by the Federal Public Service (FPS) Mobility and Transport, the Regulatory Service for Railway Transport and for Brussels Airport Operations and the Belgian railways infrastructure manager, Infrabel. Rail service providers based in Belgium must obtain a rail operator license from the Federal Minister for Mobility and Transport. Rail service providers that wish to operate in Belgium must obtain a safety certificate, which is comprised of Parts A and B. Part A must be obtained from the Railway Safety and Interoperability Service (DVIS) if the rail service provider is based in Belgium. Part B must be obtained from DVIS regardless of where the rail service provider is based. In Belgium, the Belgium Competition Authority is responsible for promoting and safeguarding active competition in Belgium.
Both the Dutch Competition Authority and the Belgium Competition Authority work together with other competition authorities and are part of the European Competition Network, the European Competition Authorities and the International Competition Network.
ENVIRONMENTAL MATTERS
Our operations are subject to various federal, state, provincial and local laws and regulations relating to the protection of the environment. These regulations have the effect of increasing the costs, risks and liabilities associated with rail operations, which frequently involve transporting hazardous materials. We are also indirectly affected by environmental laws that impact the operations of our customers. In the United States, these environmental laws and regulations, which are administered and implemented principally by the United States Environmental Protection Agency (EPA) and comparable state agencies, govern the management of hazardous wastes, the discharge of pollutants into the air and into surface and underground waters and the manufacture and disposal of certain substances. The primary laws affecting our operations are the Resource Conservation and Recovery Act, regulating the management and disposal of solid and hazardous wastes; the Comprehensive Environmental Response, Compensation, and Liability Act, regulating the cleanup of contaminated properties; the Clean Air Act, regulating air emissions and the Clean Water Act, regulating water discharges.
In Canada, environmental laws and regulations are administered at the federal level by Environment Canada and by the Ministry of Transport and comparable agencies at the provincial level. In Australia, these functions are administered primarily by the Department of Environment at the federal level and by environmental protection agencies at the state and territories level. In the Netherlands, European, national and local laws regulating the protection of the environment are administered by the Ministry of Infrastructure and Environment and authorities at the provincial and municipal level, whereas laws regulating the transportation of hazardous goods are primarily administered by the Ministry of Infrastructure and Environment. European, national and local environmental policies are administered by the FPS Health, Food Chain Safety and Environment in Belgium.
In the United States, we received a notice in November 2014 from the EPA requesting information under the Clean Water Act related to the discharge of crude oil as a result of a derailment of one of our trains in November 2013 in the vicinity of Aliceville, Alabama. As a result of our operations, we receive notices from time to time from the EPA and state environmental agencies alleging we may be liable under federal or state environmental laws for remediation costs at various sites throughout the United States.

The Commonwealth of Australia has acknowledged that certain portions of the leasehold and freehold land that we acquired from them and used by our Australian operations contain contamination arising from activities associated with previous operators. Consequently, the Commonwealth has carried out certain remediation work to meet existing South Australia environmental standards. Noncompliance with applicable laws and regulations may result in the imposition of fines, temporary or permanent shutdown of operations or other injunctive relief, criminal prosecution or the termination of our concession.
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
The information regarding our Internet website and its content is for your convenience only. From time to time, we may use our website as a channel of distribution of material company information. Financial and other material information regarding the Company is routinely posted on and accessible at www.gwrr.com/investors. In addition, you may automatically receive email alerts and other information about us by enrolling your email address in the "E-mail Alerts" section of www.gwrr.com/investors.
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
Slower growth, an economic recession, significant changes in global commodity prices or government regulation that affects the countries where we operate or their imports and exports, could negatively impact our business. For instance, in Australia, a portion of the commodities we transport are supporting economic growth and industrial development in Asian countries, particularly China. A sustained slowdown in such countries could impact us. Slower growth in China, and the resulting impact on demand for, and lower prices of, natural resources could be a factor influencing decisions to delay, cancel and suspend certain mining projects in Australia. In addition, we anticipate benefiting from development of crude oil, natural gas and natural gas liquids from shale regions in the United States, but low natural gas, natural gas liquids or crude oil prices or additional regulations impacting the energy sector could reduce such development and the benefit we could realize.
In addition, we are required to assess for potential impairment of non-current assets whenever events or changes in circumstances, including economic circumstances, indicate that the respective asset's carrying amount may not be recoverable. Given the asset intensive nature of our business, weakness in the general economy increases the risk of significant asset impairment charges. A decline in current macroeconomic and financial conditions or commodity demand from changing patterns of economic activity could have a material adverse effect on our results of operations, financial condition and liquidity.
Our results of operations and rail infrastructure are susceptible to weather conditions and other natural occurrences.
We are susceptible to adverse weather conditions, including floods, fires, hurricanes (or cyclones), tornadoes, droughts, earthquakes and other natural occurrences. For example, bad weather and natural disasters, such as blizzards in the United States or Canada and hurricanes (or cyclones) in the United States or Australia, and resulting floods, could cause a shutdown, derailment or other substantial disruption of our operations and those of the entire freight rail network, which could have a material adverse effect on our results of operations, financial condition and liquidity. Weather impacts or other conditions that do not directly affect our operations can still impact the operations of our customers or connecting carriers. For example:

•	Our minerals and stone freight revenues may be reduced by mild winters in the northeastern United States, which lessen demand for road salt.

•	Our coal and coke freight revenues may be reduced by mild winters in the United States, which lessen demand for coal.

•
Our revenues generated from the transportation of agricultural products in North America and Australia are susceptible to the impact of drought conditions and our South Australian grain harvest is also susceptible to the impact of heavy rains and flooding in the Northern Territory.

Furthermore, our expenses could be adversely impacted by weather conditions, including, for example, higher track maintenance, overtime and diesel fuel costs in the winter at our railroads in the United States and Canada related to snow removal, mandated work breaks and locomotive idling. Weather conditions could also cause our customers or connecting carriers to reduce or suspend their operations. Adverse weather conditions that disrupt the entire freight rail network can also cause traffic diversions, prolonged delays and equipment shortages that impact our ability to serve our customers, all of which could have a material effect on our results of operations, financial condition and liquidity.

The loss of important customers or contracts may adversely affect our results of operations, financial condition and liquidity.
Our operations served more than 2,000 customers in 2014. Revenues from our 10 largest customers accounted for approximately 24% of our operating revenues in 2014. Two of our 10 largest customers in 2014 were located in Australia and accounted for approximately 8% of our operating revenues. One of these customers, Arrium Limited, recently announced its intention to mothball its Southern Iron mine, which is served by GWA, citing the significant decline in the price of iron ore. During 2014, GWA carried approximately 26,000 carloads of iron ore from the Southern Iron mine, generating approximately A$65 million in freight revenues (or approximately $52 million, at current exchange rates of A$1.00 = US$0.80) in revenue under a fixed and variable payment structure that is customary in large contracts in Australia. As a result of the Arrium announcement, we expect to receive only the fixed portion of the revenue following the mothballing of the Southern Iron mine, which is anticipated by June of 2015. In North America, we typically handle freight pursuant to transportation contracts between us, our connecting carriers and the customer. All of our contracts are in accordance with industry norms and vary in duration. These contracts establish price or, in the case of longer term contracts, a methodology for determining the price, but do not typically obligate the customer to move any particular volume. As a consequence, there is rarely a guarantee that past volumes or revenues will continue in the future. Further, under these contracts, freight rates and volumes are not directly linked to changes in the prices of the commodities being shipped, and there is no customary contractual protection in the event of a bankruptcy or insolvency of a customer. Substantial reduction in business with, or loss of, important customers or contracts could have a material adverse effect on our results of operations, financial condition and liquidity.
Because we depend on Class I railroads and other connecting carriers for a significant portion of our operations in North America, our results of operations, financial condition and liquidity may be adversely affected if our relationships with these carriers deteriorate.
The railroad industry in the United States and Canada is dominated by seven Class I carriers that have substantial market control and negotiating leverage. In 2014, approximately 83% of our total carloads in the United States and Canada were interchanged with Class I carriers. A decision by any of these Class I carriers to cease or re-route certain freight movements could have a material adverse effect on our results of operations, financial condition and liquidity. The financial impact of such a decision would depend on which of our routes and freight movements were affected. In addition, Class I carriers also have traditionally been significant sources of business for us, as well as sources of potential acquisition candidates as they divest branch lines to smaller rail operators.
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
In North America, our rail operations are dependent, in part, on lease agreements with Class I railroads and other third parties that allow us to operate over certain segments of track critical to our operations. We lease several railroads from Class I carriers and other third parties under lease arrangements with varied expirations, which railroads collectively accounted for approximately 9% of our 2014 total revenues. We also own several railroads that lease portions of the track or right-of-way upon which they operate from Class I railroads and other third parties. Our ability to provide comprehensive rail services to our customers on the leased lines depends in large part upon our ability to maintain and extend these lease agreements. Leases from Class I railroads and other third parties that are subject to expiration in each of the next 10 years represent less than 3% of our annual revenues in the year of expiration based on our operating revenues for the year ended December 31, 2014. For example, our revenues associated with leases from Class I railroads and other third parties subject to expiration in each of the next five years (2015 - 2019) would represent approximately 1.9%, 0.0%, 0.7%, 2.1% and 0.0% of our operating revenues in each of those years, respectively, based on our operating revenues for the year ended December 31, 2014. Expiration or termination of these leases or the failure of our railroads to comply with the terms of these leases could result in the loss of operating rights with respect to those rail properties and could have a material adverse effect on our results of operations, financial condition and liquidity.

Changes in commodity prices could decrease demand for the commodities we transport, which could adversely affect our results of operations, financial condition and liquidity.
Changes in the price of commodities that we transport could decrease demand for the transport of such commodities, which could reduce our revenues or have other adverse effects. In 2014, the rapid and significant decline in the price of iron ore has negatively impacted the operations of several of our large customers. As a result of surging global iron ore supply, weaker global iron ore demand, and government subsidies of certain high-cost iron ore mines in other countries, several of our customers' mines have become unprofitable. Agricultural commodities are also susceptible to fluctuation. For example, a decline in the price of corn that we transport may result in lower revenues for us if farmers decide to store such corn until the price increases. In such instances, we could experience reduced revenues and unexpected costs associated with the storage of locomotives, railcars and other equipment, labor adjustments and other related activities, which could negatively impact our results of operations, financial condition and liquidity.
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
Our growth strategy is based in part on the selective acquisition and development of, and investment in, rail operations, both in new regions and in regions in which we currently operate. The success of this strategy will depend on, among other things:

•	the availability of suitable opportunities;

•	the level of competition from other potential buyers;

•	our ability to value acquisition and investment opportunities accurately and negotiate acceptable terms for those acquisitions and investments;

•	our ability to identify and enter into mutually beneficial relationships with partners; and

•	the receipt of government approvals and financial constraints or other restrictions that may be specific to the particular company or asset to be acquired.
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
We may not be able to integrate acquired businesses successfully. Integrating acquired businesses could also result in significant unexpected costs. Further, the process of integrating businesses may be disruptive to our existing business and may cause an interruption or reduction of our business as a result of the following factors, among others:

•	loss of key employees, customers or contracts;

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

Even if we are able to integrate the operations of acquired businesses into our operations, we may not realize the full benefits of the cost savings, synergies, revenue enhancements or other benefits that we may have expected at the time of acquisition. We may be unable to realize these savings or other benefits in the time frame that we expect or at all. Expected savings and benefits are frequently based on due diligence results and on extensive analyses that involve assumptions as to future events, including general business and industry conditions, the longevity of specific customer plants and factories served, the ability to negotiate acceptable contractual arrangements, including renewals of leases with Class I railroads, operating costs, competitive factors and the ongoing cost of maintaining track infrastructure, many of which are beyond our control and difficult to predict. There is no guarantee that the due diligence results will be accurate or that we will not discover unanticipated liabilities. Further, while we believe these analyses and their underlying assumptions are reasonable, they are estimates that are necessarily speculative in nature. In addition, even if we achieve the expected benefits, we may not be able to achieve them within the anticipated time frame. Also, the cost savings and other benefits from these acquisitions may be offset by unexpected costs incurred in integrating the companies, increases in other expenses or problems in the business unrelated to these acquisitions. For example, if key employees of acquired companies depart because of issues relating to the uncertainty and difficulty of integration or a desire not to become our employees, our ability to realize the anticipated benefits of such acquisitions could be reduced or delayed. Accordingly, you should not place undue reliance on our anticipated synergies.
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

As a common carrier by rail, we are required to transport hazardous materials, regardless of cost or risk, which could result in material losses.
We transport certain hazardous materials and other materials, including crude oil and toxic/poisonous inhalation hazard (TIH/PIH) materials, such as chlorine, that pose certain risks in the event of a release or combustion. Additionally, United States laws impose common carrier obligations on railroads that require us to transport certain hazardous materials regardless of risk or potential exposure to loss. A rail accident or other incident or accident on our railroads, at our facilities, or at the facilities of our customers involving the release or combustion of hazardous materials could create catastrophic losses in terms of personal injury, property damage and environmental remediation costs and compromise critical parts of our railroads. In addition, insurance premiums charged for, or the self-insured retention associated with, some or all of the coverage currently maintained by us could increase dramatically or certain coverage may not be available to us in the future if there is a catastrophic event related to rail transportation of these commodities. Also, federal regulators have previously prescribed regulations governing railroads' transportation of hazardous materials and have the ability to put in place additional regulations. For instance, existing legislation requires pre-notification for hazardous materials shipments. Such legislation and regulations could impose significant additional costs on railroads. Additionally, regulations adopted by the DOT and the DHS could significantly increase the costs associated with moving hazardous materials on our railroads. Further, certain local governments have sought to enact ordinances banning hazardous materials moving by rail within their borders. Such ordinances could require the re-routing of hazardous materials shipments, with the potential for significant additional costs. Increases in costs associated with the transportation of hazardous materials could have a material adverse effect on our results of operations, financial condition and liquidity.
Certain of our capital projects may be impacted by our inability to obtain government funding.
Certain of our existing capital projects are, and certain of our future capital projects may be, partially or completely funded through government grant programs. During 2014, we obtained partial or complete funding by United States and Canadian federal, state, provincial and municipal agencies for 25 new projects. The spending associated with these grant-funded projects represented approximately 5% of our total capital expenditures during 2014. Government funding for projects is limited, and there is no guarantee that budget pressure at the federal, state, provincial and local level or changing governmental priorities will not eliminate funding availability or require us to accept onerous contractual obligations. In certain jurisdictions, the acceptance of government funds may impose additional legal obligations on our operations. If we are unable to obtain adequate government funding, we may have to defer or forgo certain capital projects, incur additional debt or use additional cash.

The occurrence of losses or other liabilities that are either not covered by insurance or that exceed our insurance limits could materially adversely affect our results of operations, financial condition and liquidity.
We purchase insurance coverage for losses arising from personal injury and for property damage in the event of derailments, grade crossing accidents, collisions or other incidents or occurrences. Unexpected or catastrophic circumstances associated with derailments of valuable lading, grade crossing accidents, collisions or other incidents involving passenger trains or spillage of hazardous materials or other accidents involving our operations could cause our losses to exceed our insurance coverage limits or sub-limits or give rise to losses or penalties that are not covered by our insurance. In addition, on certain of the rail lines over which we operate, freight trains are operated over the same track as passenger trains. For instance, in Oregon, our Portland & Western Railroad operates certain passenger trains for the Tri-County Metropolitan Transportation District of Oregon and our New England Central Railroad is also used by Amtrak for passenger service in New England. In Australia, The Ghan passenger train is operated by a third party over the track of GWA (North) Pty Ltd between Adelaide and Darwin. Further, we operate excursion trains on behalf of third parties on certain of the rail lines over which we operate. Derailments, collisions or other incidents involving us and passenger or excursion trains could give rise to losses that exceed our insurance coverage. Moreover, certain third-party freight and excursion train operators have contractual trackage rights to operate over certain of our rail lines. These third-party operators generally are required to maintain minimum levels of insurance coverage, but there can be no assurance that such insurance coverage will be sufficient to cover all of the losses arising from an incident involving such operators on our rail lines. Also, insurance is available from only a very limited number of insurers, and we may not be able to obtain insurance protection at current levels or at all or obtain it on terms acceptable to us. Deteriorating insurance market conditions caused by global property or rail liability losses, as well as subsequent adverse events directly and indirectly attributable to us, including such things as derailments, accidents, discharge of toxic or hazardous materials, or other like occurrences in the industry, may result in additional increases in our insurance premiums and/or our self-insured retentions, volatility in our claims' expenses and limitations to the coverage under our existing policies and could have a material adverse effect on our results of operations, financial condition and liquidity. In addition, we are subject to the risk that one or more of our insurers may become insolvent and would be unable to pay a claim that may be made in the future. Even with insurance, if any catastrophic interruption of service occurs, we may not be able to restore service without a significant interruption to our operations, which could have a material adverse effect on our results of operations, financial condition and liquidity.
We are subject to significant governmental regulation of our railroad operations. The failure to comply with governmental regulations or changes to the legislative and regulatory environment could have a material adverse effect on our results of operations, financial condition and liquidity.
We are subject to governmental regulation with respect to our railroad operations and to a variety of health, safety, security, labor, environmental and other matters by a significant number of federal, state and local regulatory authorities. In the United States, these agencies include the STB, DOT, FRA, MSHA, OSHA, PHMSA, EPA, DHS and other federal and state agencies. New rules or regulations mandated by these agencies could increase our operating costs. For example, in 2010, the FRA issued rules governing the implementation of an interoperable positive train control system (PTC), which generally is to be completed as early as December 31, 2015. The FRA's rule contains certain exceptions to these PTC requirements for Class II and Class III railroads, including but not limited to, excepting from the PTC requirements trains traveling less than 20 miles on PTC-required track, and providing Class II and Class III railroads until 2020 to employ PTC-equipped locomotives. Notwithstanding these exceptions, certain of our railroads may be required to install PTC-related equipment by the end of 2015. While we do not expect that our compliance with these PTC requirements will give rise to any material financial expenditures, non-compliance with these and other applicable laws or regulations could undermine public confidence in us and subject us to fines, penalties and other legal or regulatory sanctions.

In addition, there are various legislative and regulatory actions that have been considered in the United States in recent years to modify the regulatory oversight of the rail industry. Various proceedings have been initiated by the STB related to rail competition, interchange commitments and competitive "access." A two-year DOT study on the impacts of a possible increase in federal truck size and weight limits also commenced in 2012 but has not yet been released, and could result in subsequent federal legislation following completion and review. Further, in 2014 PHMSA issued proposed rules concerning the transportation of certain flammable liquids, which includes the transportation of crude oil. The proposed rules include a variety of possible measures that could impact our ability to transport flammable liquids. Many of the actions under consideration and pending are directed at Class I railroads; however, specific initiatives being considered by Congress, the STB or other regulators could expand regulation of our railroad operations and undermine the economic viability of certain of our railroads, as well as threaten the service we are able to provide to our customers. The cost of compliance with the proposed rules and regulations could also be significant. In the other geographies in which we operate, federal, state, provincial and local regulatory authorities could change the regulatory framework (including the access regimes) or take actions without providing us with any recourse for the adverse effects that the changes or actions could have on our business, including, without limitation, regulatory determinations or rules regarding dispute resolution and business relationships with our customers and other railroads. Expanded regulation of our railroad operations will increase the cost of providing rail services, which could reduce capital spending on our rail network, facilities and equipment and have a material adverse effect on our results of operations, financial condition and liquidity.
In Australia, we are subject to both Commonwealth and state regulations. In Canada, we are subject to regulation by the CTA, TC and the regulatory departments of the provincial governments of Quebec, Ontario and Nova Scotia. In the Netherlands, we are subject to regulation by the Ministry Infrastructure and Environment, the Human Environment and Transport Inspectorate and the Dutch railways infrastructure managers, ProRail and Keyrail. In Belgium, we are subject to regulation by the Federal Public Service (FPS) Mobility and Transport, the Regulatory Service for Railway Transport and for Brussels Airport Operations and the Belgian railways infrastructure manager, Infrabel. See "Part I Item 1. Business – Regulation" for a discussion of these regulations. Our failure to comply with applicable laws and regulations could have a material adverse effect on our results of operations, financial condition and liquidity.
We could incur significant costs for violations of, or liabilities under, environmental laws and regulations.
Our railroad operations and real estate ownership are subject to extensive federal, state, local and foreign environmental laws and regulations concerning, among other things, emissions to the air, discharges to waters, the handling, storage, transportation and disposal of waste and other materials and cleanup of hazardous materials (including lading) or petroleum releases. We generate and transport hazardous and non-hazardous waste in our operations. We may incur environmental liability from conditions or practices at properties previously owned or operated by us, properties leased by us and other properties owned by third parties (for example, properties at which hazardous substances or wastes for which we are responsible have been treated, stored, spilled or disposed), as well as at properties currently owned or operated by us. Under some environmental statutes, such liability may be found without regard to whether we were at fault and may also be "joint and several," whereby we are responsible for all the liability at issue even though we (or the entity that gives rise to our liability) may be only one of a number of entities whose conduct contributed to the liability.
Environmental liabilities may also arise from claims asserted by owners or occupants of affected properties, other third parties affected by environmental conditions (for example, contractors and current or former employees) seeking to recover in connection with alleged damages to their property or personal injury or death, and/or by governmental authorities seeking to remedy environmental conditions or to enforce environmental obligations.
While we maintain insurance for certain environmental damages and claims, environmental requirements and liabilities could obligate us to incur significant costs and expenses to investigate and remediate environmental contamination that may or may not be covered by our insurance, which could have a material adverse effect on our results of operations, financial condition and liquidity.

Our Senior Secured Syndicated Credit Facility Agreement dated October 1, 2012, as amended by Amendment No. 1, dated March 28, 2013, as further amended and restated by Amendment No. 2 on May 27, 2014 (Amended and Restated Credit Agreement) contains numerous covenants that impose certain restrictions on the way we operate our business.
Our Amended and Restated Credit Agreement contains numerous covenants that impose restrictions on our ability to, among other things:

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
Our Amended and Restated Credit Agreement also contains financial covenants that require us to meet financial ratios and tests. Our failure to comply with the obligations in our Amended and Restated Credit Agreement and other debt agreements could result in an increase in our interest expense and could give rise to events of default under the Amended and Restated Credit Agreement or other debt agreements, as applicable, which, if not cured or waived, could permit lenders to accelerate our indebtedness and foreclose on the assets securing such debt, if any.
Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under such indebtedness.
We have a significant amount of indebtedness. As of December 31, 2014, we had a total indebtedness of $1.6 billion, and we had unused commitments of $579.2 million under our Amended and Restated Credit Agreement (after giving effect to $2.6 million of undrawn letters of credit that reduces such availability).
Subject to the limits contained in the Amended and Restated Credit Agreement and our other debt instruments, we may be able to incur additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including the following:

•	making it more difficult to satisfy our obligations with respect to our outstanding debt;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, investments or acquisitions or other general corporate requirements;

•
requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, investments or acquisitions and other general corporate purposes;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under the Amended and Restated Credit Agreement, are at variable rates of interest;

•	limiting our flexibility in planning for and reacting to changes in the industry in which we compete;

•	placing us at a disadvantage compared to other, less leveraged competitors; and

•	increasing our cost of borrowing.

We are exposed to the credit risk of our customers and counterparties, and their failure to meet their financial obligations could adversely affect our business.
Our business is subject to credit risk. There is a risk that customers or counterparties, which include government entities related to grants and financial institutions related to derivative transactions, will fail to meet their obligations when due. Customers and counterparties that owe us money have defaulted and may continue to default on their obligations to us due to bankruptcy, insolvency, lack of liquidity, shutdowns, operational failures or other reasons. For interline traffic, one railroad typically invoices a customer on behalf of all railroads participating in the route. The invoicing railroad then pays the other railroads their portion of the total amount invoiced on a monthly basis. Therefore, when we are the invoicing railroad, we are exposed to customer credit risk for the total amount invoiced and we are required to pay the other railroads participating in the route even if we are not paid by the customer. Also, when we are not the invoicing railroad, we are exposed to credit risk at the customer and invoicing railroad levels.
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
In North America, each of our railroads is typically the only rail carrier directly serving our customers. In certain circumstances, including under the open access regimes in Australia, the Netherlands and Belgium, our customers have direct access to other rail carriers. In addition, our railroads also compete directly with other modes of transportation, principally trucks and, on some routes, ship, barge and pipeline operators. Transportation providers such as trucks and barges utilize public rights-of-way that are built and maintained by governmental entities, while we must build and maintain our own network infrastructure. Competition for our services could increase if other rail operators build new rail lines to access certain of our customers or grant to other rail carriers access rights to our rail lines or if legislation is passed that provides materially greater latitude for trucks with respect to size or weight restrictions.
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
For information on the competition associated with the open access regimes in Australia and Europe, see "Additional Risks Associated with our Foreign Operations."

Market and regulatory responses to climate change, including the closure of coal-fired power plants we serve, climate change litigation and climate change itself could adversely affect our operating costs, decrease demand for the commodities we transport and adversely affect our results of operations, financial condition and liquidity.
Market and regulatory responses to climate change, as well as its physical impacts, could materially affect us. For example, federal, state and local laws, regulations, restrictions, caps, taxes or other controls on emissions of greenhouse gases, including diesel exhaust, could significantly increase our operating costs to comply with these laws and regulations to the extent they apply to our diesel locomotives, equipment, vehicles and machinery or our rail yards. Further, restrictions on emissions could affect our customers that use commodities that we carry to produce energy, that use significant amounts of energy in producing or delivering the commodities we carry, or that manufacture or produce goods that consume significant amounts of energy or burn fossil fuels, including, for example, coal mining operations, natural gas developers and producers, coal-fired power plants, chemical producers, farmers and food producers, automakers and other manufacturers. Significant cost increases, government regulation, or changes in consumer preferences for goods or services relating to alternative sources of energy or emissions reductions could materially affect the markets for the commodities we carry, such as by resulting in the closure of coal-fired power plants that we serve, which in turn could have a material adverse effect on our results of operations, financial condition and liquidity. Government incentives encouraging the use of alternative sources of energy could also affect certain of our customers and the markets for certain of the commodities we carry in an unpredictable manner that could alter our traffic patterns, including, for example, the impacts of ethanol incentives on farming and ethanol producers. Finally, we could face increased costs related to defending and resolving legal claims and other litigation related to climate change including claims alleging the impact of our operations on climate change. Any such market or regulatory responses or litigation, as well as physical impacts attributed to climate change and global warming, such as floods, rising sea levels and increasingly frequent and intense storms, individually or in conjunction with one or more of the impacts discussed above or other unforeseen impacts of climate change, could have a material adverse effect on our results of operations, financial condition and liquidity.
Exposure to market risks, particularly changes in interest rates and foreign currency exchange rates, and hedging transactions entered into to mitigate these and other risks could adversely impact our results of operations, financial condition and liquidity.
We are exposed to various market risks, including interest rate and foreign currency exchange rate risks. It is impossible to fully mitigate all such exposure and higher interest rates and unfavorable fluctuations in foreign currency exchange rates could have an adverse effect on our results of operations, financial condition and liquidity. From time to time, we may use various financial instruments to reduce our exposure to certain market risks. For instance, we have entered into interest rate swaps to mitigate the risk associated with the floating interest rate payments under our Amended and Restated Credit Agreement. While these financial instruments reduce our exposure to market risks, the use of such instruments may ultimately limit our ability to benefit from lower interest rates or favorable foreign currency exchange rate fluctuations due to amounts fixed at the time of entering into the hedge agreement and may have significant costs associated with early termination, which could have a material adverse effect on our results of operations, financial condition and liquidity.
We may be adversely affected by diesel fuel supply constraints resulting from disruptions in the fuel markets and increases in diesel fuel costs.
In 2014, we consumed 47.1 million gallons of diesel fuel. Fuel availability could be affected by any limitation in the fuel supply or by any imposition of mandatory allocation or rationing regulations. If a severe fuel supply shortage arose from production curtailments, disruption of oil imports or domestic oil production, disruption of domestic refinery production, damage to refinery or pipeline infrastructure, political unrest, war or otherwise, diesel fuel may not be readily available and may be subject to rationing regulations.
In addition, diesel fuel costs constitute a significant portion of our total operating expenses. Currently, we receive fuel surcharges and other rate adjustments to offset fuel prices. However, if Class I railroads change their policies regarding fuel surcharges, the compensation we receive for increases in fuel costs may decrease and could have a negative effect on our profitability. Costs for fuel used in operations were approximately 12% of our operating expenses for the years ended December 31, 2014 and 2013.
If diesel fuel prices increase dramatically from production curtailments, a disruption of oil imports or domestic oil production or otherwise, these events could have a material adverse effect on our results of operations, financial condition and liquidity.

We may be subject to various claims and lawsuits that could result in significant expenditures.
The nature of our business exposes us to the potential for various claims and litigation related to labor and employment, personal injury, environmental contamination, freight loss, property damage and other matters. For example, United States job-related personal injury claims by our railroad employees are subject to FELA, which is applicable only to railroads. FELA's fault-based tort system produces results that are unpredictable and inconsistent as compared with a no-fault worker's compensation system. The variability inherent in this system could result in the actual costs of claims being very different from the liability recorded.
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
We are a party to 76 collective bargaining agreements with various labor unions in the United States, Australia, Canada and Belgium. We are currently engaged in negotiations with respect to 10 of those agreements. Approximately 1,900 of our approximately 5,200 full time employees are union members. We have also entered into employee association agreements with an additional 72 employees who are not represented by a national labor organization. GWA has a collective enterprise bargaining agreement covering the majority of its employees.
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
We believe that our success and our growth depend upon our ability to attract and retain skilled workers who possess the ability to operate and maintain our equipment and facilities. The operation and maintenance of our equipment and facilities involve complex and specialized processes and often must be performed in harsh and remote conditions, resulting in a high employee turnover rate when compared to many other industries. The challenge of attracting and retaining the necessary workforce is increased by the expected retirement of an aging workforce, training requirements and significant competition for specialized trades. Within the next five years, we estimate that approximately 14% of our current workforce will become eligible for retirement. Many of these workers hold key operating positions, such as conductors, engineers and mechanics. In addition, the demand for workers with the types of skills we require has increased, especially from Class I railroads, which can usually offer higher wages and more generous benefits. A significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force or an increase in the wage rates that we must pay or both. In addition, if key employees of acquired companies depart because of issues relating to the uncertainty and difficulty of integration or a desire not to become our employees, our ability to realize the anticipated benefits of such acquisitions could be reduced or delayed.
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
Due to the capital intensive nature and industry-specific requirements of the rail industry, there are high barriers to entry for potential new suppliers of core railroad items such as railcars, locomotives and track materials. If the number of available railcars is insufficient or if the cost of obtaining these railcars either through lease or purchase increases, we might not be able to obtain railcars on favorable terms, or at all, and shippers may seek alternate forms of transportation. For example, in the event of additional government regulations affecting tank cars, there is no guarantee that a sufficient number of tank cars will be available to support the demand for transport of petroleum products in North America. In some cases we use third-party locomotives to provide transportation services to our customers and such locomotives may not be available. Without these third-party locomotives, we would need to invest additional capital in locomotives. Even if purchased, there is no guarantee that locomotives would be available for delivery without significant delay. For example, in Australia, the availability of new locomotives is limited, with long lead times for delivery. Additionally, we compete with other industries for available capacity and raw materials used in the production of certain track materials, such as rail and ties. Changes in the competitive landscapes of these limited-supplier markets could result in equipment shortages that could have a material adverse effect on our results of operations, financial condition and liquidity in a particular year or quarter and could limit our ability to support new projects and achieve our growth strategy.
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
Our operations in Australia, Canada and Europe accounted for 19%, 7% and 1% of our consolidated operating revenues, respectively, for the year ended December 31, 2014. The results of operations of our foreign entities are maintained in the local currency (the Australian dollar, the Canadian dollar and the Euro) and then translated into United States dollars at the applicable exchange rates for inclusion in our consolidated financial statements. As a result, any appreciation or depreciation of these currencies against the United States dollar can impact our results of operations. The financial statements of the Company's foreign subsidiaries are prepared in the local currency of the respective subsidiary and translated into United States dollars based on the exchange rate at the end of the period for balance sheet items and, for the statement of operations, at the average rate for the statement period. The exchange rates between these currencies and the United States dollar have fluctuated significantly in recent years and may continue to do so in the future.
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
As of December 31, 2014, we had tax benefits totaling approximately $74.8 million of Section 45G tax credit carryforwards related to the RailAmerica acquisition. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change tax attribute carryforwards to offset its post-change income tax may be limited and may result in a partial or full write down of the related deferred tax assets. An ownership change is defined generally for these purposes as a greater than 50% change in ownership over a three-year period, taking into account shareholders that own 5% or more by value of common stock. While we currently believe it is more likely than not that we will be able to utilize these tax attributes, our ability to use RailAmerica's net operating loss carryforwards and other tax attributes to reduce our future tax liabilities may be limited.
The United States Short Line Tax Credit expired on December 31, 2014. As a result, our effective tax rate in 2015 will be higher if the credit is not extended.
Since 2005, we have benefited from the effects of the United States Short Line Tax Credit, which is an income tax credit for Class II and Class III railroads to reduce their federal income tax based on qualified railroad track maintenance expenditures (the Short Line Tax Credit). Qualified expenditures include amounts incurred for maintaining track, including roadbed, bridges and related track structures owned or leased by a Class II or Class III railroad. The credit is equal to 50% of the qualified expenditures, subject to an annual limitation of $3,500 multiplied by the number of miles of railroad track owned or leased by the Class II or Class III railroad as of the end of their tax year. On December 19, 2014, the Short Line Tax Credit (which had previously expired on December 31, 2013) was extended for 2014. The most recent extension of the Short Line Tax Credit only extended the credit through December 31, 2014. If the Short Line Tax Credit is not extended for additional tax years, the loss of the credit will increase our tax rate and reduce our earnings per share.

If the earnings of our controlled foreign subsidiaries were required to be distributed, our effective tax rate could be higher.
We file a consolidated United States federal income tax return that includes all of our United States subsidiaries. Each of our foreign subsidiaries files income tax returns in each of its respective countries. No provision is made for the United States income taxes applicable to the undistributed earnings of our controlled foreign subsidiaries. The amount of those earnings was $305.2 million as of December 31, 2014. Although it is our current intention to fully utilize those earnings in the operations of our controlled foreign subsidiaries, if the earnings were to be distributed in the future, those distributions may be subject to United States income taxes (appropriately reduced by available foreign tax credits) and withholding taxes payable to various foreign countries, and could result in a higher effective tax rate for us, thereby reducing our earnings. See "Part II Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Repatriation" for additional information.

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
We rely on the stability and availability of our technology systems to operate our business.
We rely on information technology in all aspects of our business. The performance and reliability of our technology systems is critical to our ability to operate and compete safely and effectively. A cyber security attack, which is a deliberate theft of data or impairment of information technology systems, or other significant disruption or failure, could result in a service interruption, train accident, misappropriation of confidential information, process failure, security breach or other operational difficulties. Such an event could result in increased capital, insurance or operating costs, including security costs to protect our infrastructure. A disruption or compromise of our information technology systems, even for short periods of time, could have a material adverse effect on our results of operations.
ITEM 1B.     Unresolved Staff Comments.
None.

ITEM 2.     Properties.
Genesee & Wyoming, through our subsidiaries, currently has interests in 116 freight railroads, including 103 short line railroads and two regional freight railroads located in the United States, eight short line railroads located in Canada, one railroad located in Australia and one railroad located in the Netherlands and Belgium. We also operate the Tarcoola to Darwin rail line, which links the Port of Darwin to the Australian interstate rail network in South Australia. These rail properties typically consist of the track and the underlying land. Real estate adjacent to the railroad rights-of-way is generally owned by others, and our holdings of such real estate are not material. Similarly, sellers typically retain mineral rights and rights to grant fiber optic and other easements in the properties acquired by us. Several of our railroads are operated under leases or operating licenses in which we do not assume ownership of the track or the underlying land.
Our railroads operate over approximately 15,600 miles of track that is owned, jointly owned or leased by us, which includes the Tarcoola to Darwin rail line that we manage under a concession agreement that expires in 2054. Several of our railroads are operated pursuant to lease agreements that will expire in the next few years and may not be extended. Leases from Class I railroads and other third parties that could expire in each of the next 10 years would represent less than 3% of our annual revenues in the year of expiration, based on our operating revenues for the year ended December 31, 2014. For additional information on these lease expirations see "Part I. Item 1A. Risk Factors" of this Annual Report. We also operate, through various trackage and operating rights agreements, over approximately 3,300 additional miles of track that are owned or leased by others under contractual track access arrangements. The track miles listed below exclude approximately 1,940 miles of sidings and yards, which includes 1,710 miles in the United States, 160 miles in Canada and 70 miles in Australia. Track miles owned by others, but available to us, under open access regimes in Australia, the Netherlands and Belgium are also excluded. During 2013, we recorded mortgages on many of the owned properties described in the table below as additional security for our outstanding obligations under our Amended and Restated Credit Agreement. See "Part I Item 1A. Risk Factors" for additional information on our Amended and Restated Credit Agreement.
The following table sets forth certain information with respect to our railroads:

RAILROAD AND LOCATION	YEAR ACQUIRED	TRACK MILES	STRUCTURE
NORTH AMERICAN AND EUROPEAN OPERATIONS
UNITED STATES:
Genesee and Wyoming Railroad Company (GNWR) New York (1)	1899	27	Owned
The Dansville and Mount Morris Railroad Company (DMM) New York (1)	1985	8	Owned
Rochester & Southern Railroad, Inc. (RSR) New York (1)	1986	58	Owned
Louisiana & Delta Railroad, Inc. (LDRR) Louisiana	1987	86	Owned/Leased
Buffalo & Pittsburgh Railroad, Inc. (BPRR) New York, Pennsylvania (2) (3) (4)	1988	368	Owned/Leased
Allegheny & Eastern Railroad, LLC (ALY) Pennsylvania (2)	1992	128	Owned
Bradford Industrial Rail, Inc. (BR) Pennsylvania (3)	1993	4	Owned
Willamette & Pacific Railroad, Inc. (WPRR) Oregon	1993	178	Leased
Portland & Western Railroad, Inc. (PNWR) Oregon	1995	288	Owned/Leased
Pittsburg & Shawmut Railroad, LLC (PS) Pennsylvania (4)	1996	108	Owned
Illinois & Midland Railroad, Inc. (IMRR) Illinois	1996	97	Owned
Commonwealth Railway, Incorporated (CWRY) Virginia	1996	24	Owned/Leased
Talleyrand Terminal Railroad Company, Inc. (TTR) Florida	1996	2	Leased
Corpus Christi Terminal Railroad, Inc. (CCPN) Texas	1997	42	Leased

RAILROAD AND LOCATION	YEAR ACQUIRED	TRACK MILES	STRUCTURE
Golden Isles Terminal Railroad, Inc. (GITM) Georgia	1998	13	Owned/Leased
Savannah Port Terminal Railroad, Inc. (SAPT) Georgia	1998	18	Leased
South Buffalo Railway Company (SB) New York	2001	54	Owned/Leased
St. Lawrence & Atlantic Railroad Company (SLR) Maine, New Hampshire, Vermont	2002	143	Owned
York Railway Company (YRC) Pennsylvania	2002	42	Owned
Utah Railway Company (UTAH) Utah	2002	41	Owned
Salt Lake City Southern Railroad Company, Inc. (SLCS) Utah	2002	2	Owned
Chattahoochee Industrial Railroad (CIRR) Georgia	2003	15	Owned
Arkansas Louisiana & Mississippi Railroad Company (ALM) Arkansas, Louisiana	2003	53	Owned
Fordyce and Princeton R.R. Co. (FP) Arkansas	2003	57	Owned
Tazewell & Peoria Railroad, Inc. (TZPR) Illinois	2004	24	Leased
Golden Isles Terminal Wharf (GITW) Georgia	2004	6	Owned
First Coast Railroad Inc. (FCRD) Florida, Georgia	2005	32	Leased
AN Railway, L.L.C. (AN) Florida	2005	96	Leased
Atlantic & Western Railway, Limited Partnership (ATW) North Carolina	2005	10	Owned
The Bay Line Railroad, L.L.C. (BAYL) Alabama, Florida	2005	108	Owned
East Tennessee Railway, L.P. (ETRY) Tennessee	2005	4	Owned/Leased
Galveston Railroad, L.P. (GVSR) Texas	2005	39	Leased
Georgia Central Railway, L.P. (GC) Georgia	2005	171	Owned/Leased
KWT Railway, Inc. (KWT) Kentucky, Tennessee	2005	69	Owned
Little Rock & Western Railway, L.P. (LRWN) Arkansas	2005	79	Owned
Meridian & Bigbee Railroad, L.L.C. (MNBR) Alabama, Mississippi	2005	147	Owned/Leased
Riceboro Southern Railway, LLC (RSOR) Georgia	2005	18	Leased
Tomahawk Railway, Limited Partnership (TR) Wisconsin	2005	6	Owned
Valdosta Railway, L.P. (VR) Georgia	2005	10	Owned
Western Kentucky Railway, L.L.C. (WKRL) Kentucky	2005	—	Owned
Wilmington Terminal Railroad, Limited Partnership (WTRY) North Carolina	2005	17	Leased
Chattahoochee Bay Railroad, Inc. (CHAT) Alabama, Georgia	2006	26	Owned
Maryland Midland Railway, Inc. (MMID) Maryland	2007	70	Owned
Chattooga & Chickamauga Railway Co. (CCKY) Georgia	2008	49	Leased
Luxapalila Valley Railroad, Inc. (LXVR) Alabama, Mississippi	2008	34	Owned

RAILROAD AND LOCATION	YEAR ACQUIRED	TRACK MILES	STRUCTURE
Columbus and Greenville Railway Company (CAGY) Mississippi	2008	151	Owned
The Aliquippa & Ohio River Railroad Co. (AOR) Pennsylvania	2008	6	Owned
The Columbus & Ohio River Rail Road Company (CUOH) Ohio	2008	247	Owned/Leased
The Mahoning Valley Railway Company (MVRY) Ohio	2008	6	Owned
Ohio Central Railroad, Inc. (OHCR) Ohio	2008	70	Owned/Leased
Ohio and Pennsylvania Railroad Company (OHPA) Ohio	2008	3	Owned
Ohio Southern Railroad, Inc. (OSRR) Ohio	2008	18	Owned
The Pittsburgh & Ohio Central Railroad Company (POHC) Pennsylvania	2008	35	Owned
The Warren & Trumbull Railroad Company (WTRM) Ohio	2008	4	Leased
Youngstown & Austintown Railroad Inc. (YARR) Ohio	2008	5	Leased
The Youngstown Belt Railroad Company (YB) Ohio	2008	14	Owned
Georgia Southwestern Railroad, Inc. (GSWR) Alabama, Georgia	2008	231	Owned/Leased
Arizona Eastern Railway Company (AZER) Arizona, New Mexico	2011	200	Owned
Hilton & Albany Railroad, Inc. (HAL) Georgia	2011	56	Leased
Columbus & Chattahoochee Railroad, Inc. (CCH) Alabama	2012	26	Leased
Alabama & Gulf Coast Railway LLC (AGR) Alabama, Mississippi, Florida	2012	283	Owned/Leased
Arizona & California Railroad Company (ARZC) Arizona, California	2012	190	Owned
Bauxite & Northern Railway Company (BXN) Arkansas	2012	5	Owned
California Northern Railroad Company (CFNR) California	2012	210	Leased
Carolina Piedmont Railroad (CPDR) South Carolina	2012	28	Owned
Cascade and Columbia River Railroad Company (CSCD) Washington	2012	131	Owned
Central Oregon & Pacific Railroad, Inc. (CORP) Oregon, California	2012	305	Owned/Leased
The Central Railroad Company of Indiana (CIND) Indiana, Ohio	2012	82	Owned
Central Railroad Company of Indianapolis (CERA) Indiana	2012	62	Owned/Leased
Chesapeake and Albermarle Railroad (CA) North Carolina, Virginia	2012	68	Leased
Chicago, Fort Wayne & Eastern Railroad (CFE) Indiana, Ohio	2012	281	Owned/Leased
Conecuh Valley Railway, L.L.C. (COEH) Alabama	2012	13	Owned
Connecticut Southern Railroad, Inc. (CSO) Connecticut	2012	23	Owned/Leased
Dallas, Garland & Northeastern Railroad, Inc. (DGNO) Texas	2012	168	Owned/Leased
Eastern Alabama Railway, LLC (EARY) Alabama	2012	26	Owned
Grand Rapids Eastern Railroad (GR) Michigan	2012	22	Owned

RAILROAD AND LOCATION	YEAR ACQUIRED	TRACK MILES	STRUCTURE
Huron and Eastern Railway Company, Inc. (HESR) Michigan	2012	320	Owned/Leased
Indiana & Ohio Railway Company (IORY) Indiana, Ohio, Michigan	2012	469	Owned/Leased
Indiana Southern Railroad, LLC (ISRR) Indiana	2012	166	Owned
Kiamichi Railroad Company L.L.C. (KRR) Oklahoma, Arizona, Texas	2012	231	Owned
Kyle Railroad Company (KYLE) Colorado, Kansas	2012	505	Owned/Leased
Marquette Rail LLC (MQT) Michigan	2012	126	Leased
The Massena Terminal Railroad Company (MSTR) New York	2012	3	Owned
Michigan Shore Railroad (MS) Michigan	2012	4	Owned
Mid-Michigan Railroad, Inc. (MMRR) Michigan	2012	87	Owned/Leased
Missouri & Northern Arkansas Railroad Company, Inc. (MNA) Arizona, Missouri, Kansas	2012	483	Owned/Leased
New England Central Railroad, Inc. (NECR) Vermont, New Hampshire, Massachusetts, Connecticut	2012	324	Owned
North Carolina & Virginia Railroad Company L.L.C. (NCVA) North Carolina, Virginia	2012	53	Owned
Otter Tail Valley Railroad Company, Inc. (OTVR) Minnesota	2012	54	Owned
Point Comfort & Northern Railway Company (PCN) Texas	2012	14	Owned
Puget Sound & Pacific Railroad (PSAP) Washington	2012	135	Owned/Leased
Rockdale, Sandow & Southern Railroad Company (RSS) Texas	2012	4	Owned
San Diego & Imperial Valley Railroad Company, Inc. (SDIY) California	2012	1	Leased
San Joaquin Valley Railroad Co. (SJVR) California	2012	297	Owned/Leased
South Carolina Central Railroad Company, LLC (SCRF) South Carolina	2012	47	Owned
Texas Northeastern Railroad (TNER) Texas	2012	67	Leased
Three Notch Railway, L.L.C. (TNHR) Alabama	2012	34	Owned
Toledo, Peoria & Western Railway Corp. (TPW) Illinois, Indiana	2012	207	Owned/Leased
Ventura County Railroad Company (VCRR) California	2012	9	Leased
Wellsboro & Corning Railroad, LLC (WCOR) Pennsylvania, New York	2012	35	Leased
Wiregrass Central Railway, L.L.C. (WGCR) Alabama	2012	20	Owned
Rapid City, Pierre & Eastern Railroad (RCPE) Minnesota, North Dakota, Nebraska, Wyoming	2014	651	Owned
Arkansas Midland Railroad (AKMD) Arkansas	2015	126	Owned/Leased
Prescott & Northwestern Railroad (PNW) Arkansas	2015	6	Owned
Warren & Saline River Railroad (WSR) Arkansas	2015	5	Owned

CANADA:
Huron Central Railway Inc. (HCRY) Ontario	1997	173	Owned/Leased

RAILROAD AND LOCATION	YEAR ACQUIRED	TRACK MILES	STRUCTURE
Quebec Gatineau Railway Inc. (QGRY) Québec	1997	303	Owned/Leased
St. Lawrence & Atlantic Railroad (Québec) Inc. (SLQ) Québec	2002	95	Owned
Cape Breton & Central Nova Scotia Railway Limited (CBNS) Nova Scotia	2012	242	Owned
Goderich-Exeter Railway Company Limited (GEXR) Ontario	2012	184	Owned/Leased
Ottawa Valley Railway (OVR) Ontario, Québec	2012	157	Leased
Southern Ontario Railway (SOR) Ontario	2012	46	Leased
Kérail Inc. (KERY) Québec	2014	10	Owned

EUROPE:
Rotterdam Rail Feeding, B.V. (RRF)	2008	—	Open Access

AUSTRALIAN OPERATIONS
AUSTRALIA:
Genesee & Wyoming Australia Pty Ltd (GWA)	2006	791	Leased/Open Access
GWA (North) Pty Ltd (GWA North)	2010	1,395	Leased/Open Access
(1) The GNWR and DMM are now operated by RSR
(2) ALY merged with BPRR in January 2004
(3) BR merged with BPRR in January 2004
(4) PS merged with BPRR in January 2004
EQUIPMENT
As of December 31, 2014, our rolling stock consisted of 1,094 locomotives, of which 932 were owned and 162 were leased, and 24,141 railcars, of which 5,558 were owned and 18,583 were leased. A breakdown of the types of railcars owned and leased by us is set forth in the table below:

	Owned	Leased	Total
Railcars by Car Type:
Box	1,199	8,283	9,482
Hoppers	1,247	1,176	2,423
Flats	784	1,500	2,284
Gondolas	390	2,517	2,907
Covered hoppers	1,816	4,990	6,806
Tank cars	12	116	128
Maintenance of way	67	—	67
Crew cars	13	1	14
Other	30	—	30
	5,558	18,583	24,141
ITEM 3.     Legal Proceedings.
From time to time, we are a defendant in certain lawsuits resulting from our operations in the ordinary course as the nature of our business exposes us to the potential for various claims and litigation related to property damage, personal injury, freight loss, labor and employment, environmental and other matters. As described in Note 2, Significant Accounting Policies, to our Consolidated Financial Statements included elsewhere in this Annual Report, we maintain insurance policies to mitigate the financial risk associated with such claims.

Any material changes to current litigation trends or a catastrophic rail accident or series of accidents involving material freight loss or property damage, personal injury and environmental liability or other claims against us that are not covered by insurance could have a material adverse effect on our results of operations, financial condition and liquidity.
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

PART II
ITEM 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our Class A Common Stock publicly trades on the NYSE under the trading symbol "GWR." The tables below present quarterly information on the price range of our Class A Common Stock. This information indicates the high and low closing sales prices for each recent fiscal quarter in the last two years as reported by the NYSE. Our Class B Common Stock is not publicly traded.

Year Ended December 31, 2014	High	Low
4th Quarter	$100.89	$83.33
3rd Quarter	$105.47	$93.82
2nd Quarter	$105.51	$93.37
1st Quarter	$99.89	$87.19
Year Ended December 31, 2013	High	Low
4th Quarter	$101.77	$91.66
3rd Quarter	$94.84	$84.78
2nd Quarter	$92.60	$79.84
1st Quarter	$94.14	$79.72
Number of Holders
On February 18, 2015, there were 164 Class A Common Stock record holders and 14 Class B Common Stock record holders.
Dividends
We did not pay cash dividends to our Class A or Class B common stockholders in the years ended December 31, 2014 and 2013. We do not intend to pay cash dividends to our common stockholders for the foreseeable future and intend to retain earnings, if any, for future operation and expansion of our business. Any determination to pay dividends to our common stockholders in the future will be at the discretion of our Board of Directors and subject to applicable law and any restrictions contained in our Amended and Restated Credit Agreement.
In connection with the funding of the RailAmerica acquisition in 2012, we sold $350.0 million of Series A-1 Preferred Stock with an effective 5% coupon (Preferred Stock) to affiliates of Carlyle Partners V, L.P. (collectively, Carlyle). We paid $2.1 million of Preferred Stock dividends in 2013. On February 13, 2013, we converted all of the outstanding Preferred Stock issued to Carlyle into 5,984,232 shares of our Class A Common Stock. In November 2013, Carlyle sold all of these outstanding shares of our Class A Common Stock in a public offering.
For more information on contractual restrictions on our ability to pay dividends, see "Part II Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreement."
Securities Authorized for Issuance Under Equity Compensation Plans
See "Part III Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for information about securities authorized for issuance under our equity compensation plan.
Recent Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities

2014	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31	325	$97.03	—	—
November 1 to November 30	161	98.83	—	—
December 1 to December 31	1,141	97.55	—	—
Total	1,627	$97.57	—	—
(1) The 1,627 shares acquired in the three months ended December 31, 2014 represent Class A Common Stock acquired by us from our employees who surrendered shares in lieu of cash to either fund their exercise of stock options or to pay taxes on stock-based awards made under our Second Amended and Restated 2004 Omnibus Incentive Plan.

ITEM 6.     Selected Financial Data.
The following selected financial data was derived from the consolidated statements of operations and consolidated balance sheets of Genesee & Wyoming as of and for the years ended December 31, 2014, 2013, 2012, 2011 and 2010. All of the information should be read in conjunction with the consolidated financial statements and related notes included in "Part IV Item 15. Exhibits, Financial Statement Schedules" and "Part II Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report.
Because of variations in the structure, timing and size of acquisitions and dispositions, our results of operations in any reporting period may not be directly comparable to our results of operations in other reporting periods. For financial information with respect to our principles of consolidation and basis of presentation, see Note 2, Significant Accounting Policies, to our Consolidated Financial Statements, and for a complete description of our most recent acquisitions and dispositions, see Note 3, Changes in Operations, to our Consolidated Financial Statements, in each case, included within "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report.

	For the Year Ended December 31,
	2014 (1)	2013 (2)	2012 (3)	2011 (4)	2010 (5)
	(In thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Operating revenues	$1,639,012	$1,568,643	$874,916	$829,096	$630,195
Operating expenses	1,217,441	1,188,455	684,594	637,317	499,785
Income from operations	421,571	380,188	190,322	191,779	130,410
Gain on sale of investments	—	—	—	907	—
Interest income	1,445	3,971	3,725	3,243	2,397
Interest expense	(56,162)	(67,894)	(62,845)	(38,617)	(23,147)
Contingent forward sale contract mark-to-market expense	—	—	(50,106)	—	—
Other income/(expense), net	1,259	2,122	2,182	703	(827)
Income from continuing operations before income taxes and income from equity investment	368,113	318,387	83,278	158,015	108,833
Provision for income taxes	(107,107)	(46,296)	(46,402)	(38,531)	(30,164)
Income from equity investment in RailAmerica, net	—	—	15,557	—	—
Income from continuing operations, net of tax	261,006	272,091	52,433	119,484	78,669
Income from discontinued operations, net of tax	—	—	—	—	2,591
Net income	261,006	272,091	52,433	119,484	81,260
Less: Series A-1 Preferred Stock dividend	—	2,139	4,375	—	—
Less: Net income attributable to noncontrolling interest	251	795	—	—	—
Net income available to common stockholders	$260,755	$269,157	$48,058	$119,484	$81,260
Basic earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:
Basic earnings per common share from continuing operations	$4.71	$5.00	$1.13	$2.99	$2.02
Basic earnings per common share from discontinued operations	$—	$—	$—	$—	$0.07
Weighted average shares—Basic	55,305	53,788	42,693	39,912	38,886
Diluted earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:
Diluted earnings per common share from continuing operations	$4.58	$4.79	$1.02	$2.79	$1.88
Diluted earnings per common share from discontinued operations	$—	$—	$—	$—	$0.06
Weighted average shares—Diluted	56,972	56,679	51,316	42,772	41,889
BALANCE SHEET DATA AT YEAR-END:
Total assets	$5,595,753	$5,319,821	$5,226,115	$2,294,157	$2,067,560
Long-term debt and capital leases (excluding portion due within one year)	$1,548,051	$1,540,346	$1,770,566	$569,026	$475,174
Series A-1 Preferred Stock	$—	$—	$399,524	$—	$—
Total equity	$2,357,980	$2,149,070	$1,500,462	$960,634	$817,240

(1)
On May 30, 2014, our new subsidiary, Rapid City, Pierre and Eastern Railroad, Inc. (RCP&E), purchased the assets of the western end of CP's DM&E rail line for a cash purchase price of $218.6 million, including the purchase of materials and supplies, railcars, equipment and vehicles.

(2)
On February 13, 2013, we exercised our option to convert all of the outstanding Series A-1 Preferred Stock issued to Carlyle in conjunction with the RailAmerica acquisition into 5,984,232 shares of our Class A Common Stock. On the conversion date, we also paid to Carlyle cash in lieu of fractional shares and all accrued and unpaid dividends on the Series A-1 Preferred Stock totaling $2.1 million. In addition, we incurred $17.0 million of integration and acquisition-related costs associated with RailAmerica during 2013.

(3)
On October 1, 2012, we acquired 100% of RailAmerica for approximately $2.0 billion (equity purchase price of approximately $1.4 billion, or $27.50 per share, plus the payoff of RailAmerica's debt of $659.2 million). The shares of RailAmerica were held in a voting trust while the STB considered our control application, which application was approved with an effective date of December 28, 2012. Accordingly, we accounted for the earnings of RailAmerica using the equity method of accounting while the shares were held in the voting trust and our preliminary determination of fair values of the acquired assets and assumed liabilities were included in our consolidated balance sheet at December 31, 2012. In addition, we incurred $30.0 million of integration and acquisition-related costs associated with RailAmerica during 2012.

(4)	On September 1, 2011, we acquired the stock of AZER with net assets of $90.3 million.

(5)
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
Outlook for 2015
Safety
Operating a safe railroad benefits our employees, our customers, our shareholders and the communities we serve. We have led the railroad industry in safety for the past six years and our goal for 2015 is an injury frequency ratio of 0.45 reportable injuries per 200,000 man-hours.
Agreement to Acquire Freightliner
On February 24, 2015, we announced our entry into an agreement to acquire approximately 95% of the shares of Freightliner Group Limited (Freightliner) for cash consideration of approximately £490 million (or approximately $755 million at current exchange rates) and to assume approximately £8.5 million (or approximately $13 million at current exchange rates) in net debt and capitalized leases. Members of the existing Freightliner management team will retain an approximate 5% ownership interest, and we expect to own 100% of Freightliner by mid-2020. The acquisition is expected to close during the first quarter of 2015. We plan to finance the acquisition of Freightliner through an amendment to our Amended and Restated Senior Secured Syndicated Credit Facility Agreement (Amended and Restated Credit Agreement), with approximately $650 million from the issuance of new term loans and the remainder from funds drawn on our existing revolving credit facility.
Headquartered in London, England, Freightliner is an international freight rail operator with operations in the United Kingdom (U.K.), Poland, Germany, the Netherlands and Australia. Freightliner's principal business is located in the U.K. where it is the second largest freight rail operator, providing intermodal and heavy haul service throughout England, Scotland and Wales. Freightliner operates in open access rail freight markets and therefore has limited ownership of track assets. Its fleet of primarily leased equipment includes approximately 250 standard gauge locomotives (mostly diesel-electric) as well as 5,500 wagons. Freightliner employs over 2,500 people worldwide.
Financial Expectations
Excluding the anticipated benefits from the Freightliner acquisition, we expect our revenues to decrease slightly in 2015 as strong growth in North America is expected to be offset by three significant factors: (1) a decline in iron ore traffic in Australia, (2) the negative currency translation impact of the weaker Australian and Canadian dollars and the Euro relative to the United States dollar and (3) lower fuel surcharge revenues. Fuel surcharges are expected to be lower due to a lower average price for diesel fuel in 2015 compared with 2014. The growth in North America is expected from: (1) a less severe winter in 2015 compared with 2014, (2) revenues from the Pinsly Arkansas Division (Pinsly Arkansas), which we acquired on January 5, 2015, and the full-year impact of the Rapid City, Pierre & Eastern Railroad, Inc. (RCP&E), which began operations on June 1, 2014, and (3) carload growth and rate increases in our same railroad operations. Despite our expectation of a slight decrease in revenues, we expect our income from operations to increase as the growth in North America will only be partially offset by lower income from operations in Australia and the negative impact of foreign currency translation.
Capital Plan
Excluding the anticipated capital requirements of Freightliner, we expect to make capital investments totaling $277 million in 2015. Of this total, $190 million is planned for ongoing railroad track and equipment capital, $21 million is planned for matching capital spending associated with government grant funded projects in seven operating regions in the United States and $29 million is planned for specific 2015 infrastructure upgrade projects. In addition, we expect to spend $37 million on business development related capital related to known projects, split equally between track projects and equipment purchases. Our capital plan excludes acquisitions and new business development projects that arise during the year.

United States Short Line Tax Credit
The United States Short Line Tax Credit, from which we have benefited since 2005, expired on December 31, 2014. Without an extension to the tax credit, we expect our income tax rate to increase significantly in 2015. While the Short Line Tax Credit has been extended on four separate occasions in the past with retroactive benefits, we are unable to predict the outcome of the United States legislative process. If legislation extending the Short Line Tax Credit were enacted during 2015, we expect it would increase our earnings by approximately $27 million based on our current railroad ownership.
Corporate and Business Development
While we have completed two acquisitions in the past 12 months and expect to close the acquisition of Freightliner during the first quarter of 2015, we continue to evaluate a number of potential projects located in all of the geographic markets in which we currently operate and elsewhere around the world.
Overview
We own and operate short line and regional freight railroads and provide railcar switching and other rail-related services in the United States, Australia, Canada, the Netherlands and Belgium. In addition, we operate the Tarcoola to Darwin rail line, which links the Port of Darwin to the Australian interstate rail network in South Australia. Our operations currently include 116 railroads organized into 11 regions, with approximately15,600 miles of owned, jointly owned or leased track and approximately 3,300 additional miles under contractual track access arrangements. In addition, we provide rail service at 37 ports in North America, Australia and Europe and perform contract coal loading and railcar switching for industrial customers.
On January 5, 2015, we completed the acquisition of certain subsidiaries that constitute Pinsly Arkansas from Pinsly Railroad Company for approximately $40 million in cash, subject to adjustment for final working capital. We funded the acquisition with borrowings under our Amended and Restated Credit Agreement. For additional information regarding the agreement, see "Liquidity and Capital Resources—Credit Agreement" below.
Headquartered in Jones Mills, Arkansas, Pinsly Arkansas serves the Hot Springs and Little Rock areas, as well as the southwestern and southeastern portions of Arkansas and includes (1) the Arkansas Midland Railroad (AKMD), which is comprised of seven non-contiguous branch lines; (2) the Prescott & Northwestern Railroad (PNW); (3) the Warren & Saline River Railroad (WSR); and (4) the two Arkansas transload operations of Pinsly's Railroad Distribution Services subsidiary. Operations are composed of 137 miles of owned and leased track, 77 employees and 16 locomotives. The railroads currently haul approximately 35,000 carloads per year and serve a diverse customer base in industries including aluminum, forest products, aggregates, energy and carton board.
On May 30, 2014, our new subsidiary, RCP&E, purchased the assets comprising the western end of Canadian Pacific Railway Limited's (CP) Dakota, Minnesota & Eastern Railroad Corporation (DM&E) rail line for a cash purchase price of $218.6 million, including the purchase of materials and supplies, railcars, equipment and vehicles. RCP&E commenced freight service on the line on June 1, 2014. For additional information regarding this purchase, see "Changes in Operations—United States—Rapid City, Pierre & Eastern Railroad" below. The acquisition was financed with borrowings under our Amended and Restated Credit Agreement.
Net income in the year ended December 31, 2014 was $261.0 million, compared with net income of $272.1 million in the year ended December 31, 2013. Our diluted earnings per common share (EPS) attributable to our common stockholders in the year ended December 31, 2014 were $4.58 with 57.0 million weighted average shares outstanding, compared with diluted EPS attributable to our common stockholders of $4.79 with 56.7 million weighted average shares outstanding in the year ended December 31, 2013.

Our effective income tax rate for the year ended December 31, 2014 was 29.1%. In December 2014, the United States Short Line Tax Credit (which had previously expired on December 31, 2013) was extended for fiscal year 2014. During the three months ended December 31, 2014, we recorded a tax benefit of $27.0 million associated with the extension of the Short Line Tax Credit. Included in our net income for the year ended December 31, 2013 was a $41.0 million benefit associated with the retroactive extension of the United States Short Line Tax Credit for fiscal year 2012, which was signed into law on January 2, 2013. Excluding the $41.0 million retroactive benefit, our provision for income tax was $87.2 million for the year ended December 31, 2013, which represented 27.4% of income before income taxes and income from equity investment. The increase in the effective income tax rate for the year ended December 31, 2014 compared with the year ended December 31, 2013 was primarily attributable to changes in the mix of income among tax jurisdictions, particularly an increase in United States earnings which were at a higher marginal tax rate.
Our results in the years ended December 31, 2014 and 2013 included certain items affecting comparability between the periods that are set forth below (dollars in millions, except per share amounts):

	Income/(Loss) Before Income Taxes Impact	After-Tax Net Income/(Loss) Impact	Diluted Earnings/(Loss) Per Common Share Impact
2014
Business development and related costs	$(5.2)	$(3.2)	$(0.06)
Credit facility refinancing-related costs	$(4.7)	$(2.9)	$(0.05)
Net gain on sale of assets	$5.1	$3.5	$0.06
2014 Short Line Tax Credit	$—	$27.0	$0.47
RailAmerica-related tax benefit	$—	$3.9	$0.07
Adjustments for tax returns from previous fiscal year	$—	$(0.7)	$(0.01)

2013
Business development and related costs	$(17.0)	$(10.7)	$(0.19)
RailAmerica integration/acquisition costs	$(2.2)	$(1.4)	$(0.03)
Net gain on sale of assets	$4.7	$3.2	$0.06
Retroactive Short Line Tax Credit for 2012	$—	$41.0	$0.72
2013 Short Line Tax Credit	$—	$25.9	$0.46
Valuation allowance on foreign tax credits	$—	$(2.0)	$(0.03)
Adjustment for tax returns from previous fiscal year	$—	$1.4	$0.02
Operating revenues increased $70.4 million, or 4.5%, to $1,639.0 million in the year ended December 31, 2014, compared with $1,568.6 million in the year ended December 31, 2013. The increase in our operating revenues included $45.1 million in revenues from RCP&E and a $25.2 million, or 1.6%, increase in revenues from existing operations. The increase in our revenues from existing operations was partially offset by a $29.4 million decrease from the depreciation of foreign currencies relative to the United States dollar. Excluding the impact from foreign currency depreciation, same railroad operating revenues, which exclude revenues from RCP&E, increased $54.6 million, or 3.5%. When we discuss either revenues from existing operations or same railroad revenues, we are referring to the change in our revenues, period-over-period, associated with operations that we managed in both periods (i.e., excluding the impact of acquisitions).
Our traffic in the year ended December 31, 2014 was 2,007,051 carloads, an increase of 121,039 carloads, or 6.4%, compared with the year ended December 31, 2013. The traffic increase included 84,145 carloads, or 4.5%, from existing operations and 36,894 carloads from RCP&E. The increase from existing operations was principally due to increases of 32,248 carloads of coal and coke traffic (primarily in the Midwest and Ohio Valley regions), 19,508 carloads of minerals and stone traffic (across most of our regions), 17,397 carloads of other commodity group traffic (primarily overhead Class I shipments), 8,253 carloads of metals traffic (primarily in the Ohio Valley and Southern regions) and 6,299 carloads of metallic ores traffic (primarily in the Australia and Mountain West regions). All remaining traffic increased by a net 440 carloads.

Income from operations in the year ended December 31, 2014 increased $41.4 million, or 10.9%, to $421.6 million, compared with $380.2 million in the year ended December 31, 2013. Our operating ratio, defined as operating expenses divided by operating revenues, was 74.3% in the year ended December 31, 2014, compared with 75.8% in the year ended December 31, 2013.
During the year ended December 31, 2014, we generated $491.5 million in cash flows from operating activities. During the same period, we purchased $331.5 million of property and equipment, including $92.9 million for new business investments, partially offset by $28.0 million in cash received from government grants and other outside parties for capital spending and $7.1 million in cash proceeds from the sale of property and equipment. We also paid $221.5 million for acquisitions.
Changes in Operations
United States
Rapid City, Pierre & Eastern Railroad, Inc.: On May 30, 2014, our new subsidiary, RCP&E, purchased the assets comprising the western end of CP's DM&E rail line for a cash purchase price of $218.6 million, including the purchase of materials and supplies, railcars, equipment and vehicles. RCP&E commenced freight service on the line on June 1, 2014. The results of operations from RCP&E have been included in our statement of operations since the acquisition date within our North American & European Operations segment.
RCP&E operates approximately 670 miles of rail line between Tracy, Minnesota and Rapid City, South Dakota; north of Rapid City to Colony, Wyoming; south of Rapid City to Dakota Junction, Nebraska; and connecting branch lines as well as trackage from Dakota Junction to Crawford, Nebraska, currently leased to the Nebraska Northwestern Railroad Inc. (NNW). Customers on the RCP&E ship approximately 63,000 carloads annually of grain, bentonite clay, ethanol, fertilizer and other products. RCP&E has the ability to interchange with CP, Union Pacific Railroad, BNSF Railway Company and NNW. RCP&E has approximately 180 employees, most of whom were hired from the DM&E operations.
We accounted for the acquisition as a business combination using the acquisition method of accounting under U.S. GAAP. The following acquisition-date fair values were assigned to the acquired net assets (dollars in thousands):

Materials and supplies	$3,621
Prepaid expenses and other	116
Property and equipment	217,032
Deferred income tax assets	325
Total assets	221,094
Current portion of long-term debt	1,121
Accounts payable and accrued expenses	108
Long-term debt, less current portion	1,260
Net assets	$218,605
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

We financed the $1.4 billion cash purchase price for RailAmerica's common stock, the refinancing of $1.2 billion of G&W's and RailAmerica's outstanding debt prior to the acquisition as well as transaction and financing-related expenses with approximately $1.9 billion of debt from our Amended and Restated Credit Agreement (see Note 9, Long-Term Debt, to our Consolidated Financial Statements included elsewhere in this Annual Report), $475.5 million of gross proceeds from the public offerings of our Class A Common Stock and Tangible Equity Units (TEUs) (see Note 4, Earnings Per Common Share, to our Consolidated Financial Statements included elsewhere in this Annual Report) and $350.0 million through a private issuance of Preferred Stock to Carlyle. (See Note 4, Earnings Per Common Share, and Note 10, Derivative Financial Instruments, to our Consolidated Financial Statements included elsewhere in this Annual Report).
Commencing on October 1, 2012, the shares of RailAmerica were held in an independent voting trust while the STB considered our control application, which application was approved with an effective date of December 28, 2012. Accordingly, we accounted for the earnings of RailAmerica using the equity method of accounting while the shares were held in the voting trust and our acquisition date fair values of the acquired assets and assumed liabilities have been included in our consolidated balance sheets since December 28, 2012. The results from the operations acquired from RailAmerica are included among the various line items in our consolidated statement of operations for the years ended December 31, 2014 and 2013 and are included in our North American & European Operations segment.
In accordance with U.S. GAAP, a new accounting basis was established for RailAmerica on October 1, 2012 for its stand-alone financial statements. Condensed consolidated financial information for RailAmerica as of and for the period ended December 28, 2012 is included in Note 8, Equity Investment, to our Consolidated Financial Statements included elsewhere in this Annual Report.
During the year ended December 31, 2013, as discussed more fully under Contingent Forward Sale Contract in Note 10, Derivative Financial Instruments, to our Consolidated Financial Statements included elsewhere in this Annual Report, we recorded a $50.1 million non-cash mark-to-market expense related to an investment agreement governing the sale of the Series A-1 Preferred Stock to Carlyle in connection with the funding of the RailAmerica acquisition (the Investment Agreement). The expense resulted from the significant increase in G&W's share price between July 23, 2012 (the date we entered into the Investment Agreement) and September 28, 2012 (the last trading date prior to issuing the Preferred Stock). On February 13, 2013, we exercised our option to convert all of the outstanding Series A-1 Preferred Stock into 5,984,232 shares of our Class A Common Stock. In November 2013, Carlyle sold all of these outstanding shares of our Class A Common Stock in a public offering.
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
Headquartered in Jacksonville, Florida, with approximately 2,000 employees, RailAmerica owned and operated 45 short line freight railroads in North America with approximately 7,100 miles of track in 28 U.S. states and three Canadian provinces as of the October 1, 2012 acquisition date.
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

The fair values assigned to the acquired net assets of RailAmerica were as follows (dollars in thousands):

	RailAmerica
	As of October 1, 2012	As of December 28, 2012
		Preliminary	Final
Cash and cash equivalents	$86,102	$107,922	$107,922
Accounts receivable	104,839	91,424	90,659
Materials and supplies	6,406	7,325	7,325
Prepaid expenses and other	15,146	14,815	15,801
Deferred income tax assets	49,074	49,074	56,998
Property and equipment	1,579,321	1,588,612	1,599,282
Goodwill	474,115	474,115	471,028
Intangible assets	451,100	446,327	416,427
Other assets	116	116	116
Total assets	2,766,219	2,779,730	2,765,558
Accounts payable and accrued expenses	143,790	135,117	140,160
Long-term debt	12,158	12,010	12,010
Deferred income tax liabilities, net	542,210	551,856	535,864
Other long-term liabilities	20,754	19,618	21,439
Noncontrolling interest	5,525	5,525	481
Net assets	$2,041,782	$2,055,604	$2,055,604
Australia
Arrium Limited: In July 2012, our subsidiary, Genesee & Wyoming Australia Pty Ltd (GWA), announced that it had expanded two existing rail haulage contracts with Arrium Limited (formerly OneSteel), including Arrium's Southern Iron mine and its Whyalla-based operations, to transport additional export iron ore in South Australia. To support the increased shipments under the two contracts, during the year ended December 31, 2012, GWA invested A$52.1 million (or $54.1 million at the exchange rate on December 31, 2012) to purchase narrow gauge locomotives and railcars as well as to construct a standard gauge rolling-stock maintenance facility in order to support the increased shipments under the two contracts. During the year ended December 31, 2013, GWA spent an additional A$22.3 million (or $19.9 million at the exchange rate on December 31, 2013) on these projects.
In January 2015, Arrium Limited announced that it is redesigning its mining business and expects to mothball its Southern Iron mine by June of 2015, citing the significant decline in the price of iron ore. During 2014, GWA carried approximately 26,000 carloads of iron ore from the Southern Iron mine, generating approximately A$65 million in freight revenues (or approximately $52 million, at current exchange rates of A$1.00 = US$0.80), under a fixed and variable payment structure. As a result of the announcement, we expect to receive only the fixed portion of the payments under the rail haulage agreement after the mine is mothballed. GWA also provides switching services to Arrium's Whyalla-based operations serving several of its iron mines located in the Middleback Range on the Eyre Peninsula, which services are not expected to be materially impacted by the announcement. As a result of the announcement by Arrium Limited, we evaluated our Australian Operations' long-lived assets for potential impairment and concluded there was no impairment as of December 31, 2014.

Canada
Tata Steel Minerals Canada Ltd.: In August 2012, we announced that our newly formed subsidiary, Kérail Inc. (Kérail), entered into a long-term agreement with Tata Steel Minerals Canada Ltd. (TSMC), for Kérail to provide rail transportation services to the direct shipping iron ore mine TSMC is developing near Schefferville, Quebec in the Labrador Trough (the Mine). In June 2014, Kérail completed construction of an approximately 25-kilometer rail line that connects the Mine to the Tshiuetin Rail Transportation interchange point in Schefferville. Upon receipt of the necessary permits from the Canadian and provincial governments, we commenced shipments in the fourth quarter of 2014. Shipments, as anticipated, ceased in the winter and are expected to restart once the weather permits. Operated as part of our Canada Region, Kérail hauls unit trains of iron ore from its rail connection with the Mine, and then travels over three privately owned railways to the Port of Sept-Îles for export primarily to Tata Steel Limited's European operations.
Results from Operations
When comparing our results from operations from one reporting period to another, it is important to consider that we have historically experienced fluctuations in revenues and expenses due to acquisitions, changing economic conditions, commodity prices, competitive forces, changes in foreign currency exchange rates, rail network congestion, one-time freight moves, fuel price fluctuations, customer plant expansions and shut-downs, sales of property and equipment, derailments and weather-related conditions, such as hurricanes, cyclones, tornadoes, droughts, heavy snowfall, unseasonably hot or cold weather, freezing and flooding. In periods when these events occur, our results of operations are not easily comparable from one period to another. Finally, certain of our railroads have commodity shipments that are sensitive to general economic conditions, such as steel products, paper products and lumber and forest products, as well as product specific market conditions, such as the availability of lower priced alternative sources of power generation (coal) and energy commodity price differentials (crude oil). Other shipments are relatively less affected by economic conditions and are more closely affected by other factors, such as winter weather (salt) and seasonal rainfall (agricultural products). As a result of these and other factors, our results of operations in any reporting period may not be directly comparable to our results of operations in other reporting periods.
Year Ended December 31, 2014 Compared with Year Ended December 31, 2013
Operating Revenues
Overview
Operating revenues were $1,639.0 million in the year ended December 31, 2014, compared with $1,568.6 million in the year ended December 31, 2013, an increase of $70.4 million, or 4.5%. The $70.4 million increase in operating revenues consisted of $45.1 million in revenues from new operations and a $25.2 million, or 1.6%, increase in revenues from existing operations. New operations are those that were not included in our consolidated financial results for a comparable period in the prior year. The $25.2 million increase in revenues from existing operations included an increase of $34.2 million in freight revenues, partially offset by a decrease of $9.0 million in non-freight revenues.
The following table breaks down our operating revenues and total carloads into new operations and existing operations for the years ended December 31, 2014 and 2013 (dollars in thousands):

	2014			2013	Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%	Currency Impact
Freight revenues	$1,251,941	$40,328	$1,211,613	$1,177,364	$74,577	6.3%	$34,249	2.9%	$(22,410)
Non-freight revenues	387,071	4,812	382,259	391,279	(4,208)	(1.1)%	(9,020)	(2.3)%	(6,983)
Total operating revenues	$1,639,012	$45,140	$1,593,872	$1,568,643	$70,369	4.5%	$25,229	1.6%	$(29,393)
Carloads	2,007,051	36,894	1,970,157	1,886,012	121,039	6.4%	84,145	4.5%

Freight Revenues
The following table compares freight revenues, carloads and average freight revenues per carload for the years ended December 31, 2014 and 2013 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
	2014		2013		2014		2013
Commodity Group	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	2014	2013
Agricultural Products	$153,268	12.2%	$130,577	11.1%	264,500	13.2%	240,840	12.8%	$579	$542
Chemicals & Plastics	136,492	10.9%	128,935	11.0%	169,160	8.4%	163,123	8.7%	807	790
Metals	131,161	10.5%	127,769	10.9%	184,264	9.2%	175,636	9.3%	712	727
Metallic Ores*	127,234	10.2%	125,928	10.7%	78,665	3.9%	72,366	3.8%	1,617	1,740
Coal & Coke	126,377	10.0%	110,836	9.4%	355,762	17.7%	323,500	17.2%	355	343
Minerals & Stone	121,920	9.7%	96,771	8.2%	247,742	12.4%	219,163	11.6%	492	442
Pulp & Paper	117,299	9.4%	112,663	9.6%	174,942	8.7%	169,708	9.0%	671	664
Intermodal**	92,285	7.4%	98,759	8.4%	66,917	3.4%	73,666	3.9%	1,379	1,341
Lumber & Forest Products	82,271	6.6%	79,035	6.7%	136,768	6.8%	133,649	7.1%	602	591
Petroleum Products	64,498	5.2%	65,223	5.5%	104,958	5.2%	108,901	5.8%	615	599
Food and Kindred Products	35,534	2.8%	31,982	2.7%	60,741	3.0%	55,084	2.9%	585	581
Autos & Auto Parts	23,619	1.9%	26,415	2.2%	34,470	1.7%	36,510	1.9%	685	724
Waste	18,449	1.5%	22,750	1.9%	39,994	2.0%	43,166	2.3%	461	527
Other	21,534	1.7%	19,721	1.7%	88,168	4.4%	70,700	3.7%	244	279
Total	$1,251,941	100.0%	$1,177,364	100.0%	2,007,051	100.0%	1,886,012	100.0%	624	624

* Carload amounts include carloads and intermodal units
** Carload amounts represent intermodal units
Total freight traffic increased 121,039 carloads, or 6.4%, in 2014 compared with 2013. Carloads from existing operations increased by 84,145 carloads, or 4.5%, and new operations contributed 36,894 carloads. The existing traffic increase was principally due to increases of 32,248 carloads of coal and coke traffic, 19,508 carloads of minerals and stone traffic, 17,397 carloads of other commodity group traffic, 8,253 carloads of metals traffic and 6,299 carloads of metallic ores traffic. All remaining traffic increased by a net 440 carloads.
Average freight revenues per carload were $624 in 2014 and 2013. Average freight revenues per carload from existing operations decreased 1.4% to $615. The depreciation of the Australian and Canadian dollars relative to the United States dollar and changes in the commodity mix decreased average freight revenues per carload from existing operations by 1.9% and 1.4%, respectively, while changes in fuel surcharges increased average freight revenues per carload from existing operations by 0.1%. Other than the impacts from these factors, average freight revenues per carload from existing operations increased by 1.8%. Average freight revenues per carload were also negatively impacted by the changes in mix of customers within certain commodity groups, primarily other commodity group traffic and waste traffic.

The following table sets forth freight revenues by commodity group for the years ended December 31, 2014 and 2013 (dollars in thousands):

	2014			2013	Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations
Commodity Group	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%	Currency Impact
Agricultural Products	$153,268	$19,115	$134,153	$130,577	$22,691	17.4%	$3,576	2.7%	$(3,211)
Chemicals & Plastics	136,492	3,146	133,346	128,935	7,557	5.9%	4,411	3.4%	(953)
Metals	131,161	397	130,764	127,769	3,392	2.7%	2,995	2.3%	(948)
Metallic Ores	127,234	—	127,234	125,928	1,306	1.0%	1,306	1.0%	(6,984)
Coal & Coke	126,377	24	126,353	110,836	15,541	14.0%	15,517	14.0%	(231)
Minerals & Stone	121,920	16,640	105,280	96,771	25,149	26.0%	8,509	8.8%	(894)
Pulp & Paper	117,299	—	117,299	112,663	4,636	4.1%	4,636	4.1%	(1,202)
Intermodal	92,285	—	92,285	98,759	(6,474)	(6.6)%	(6,474)	(6.6)%	(6,175)
Lumber & Forest Products	82,271	172	82,099	79,035	3,236	4.1%	3,064	3.9%	(325)
Petroleum Products	64,498	11	64,487	65,223	(725)	(1.1)%	(736)	(1.1)%	(762)
Food and Kindred Products	35,534	788	34,746	31,982	3,552	11.1%	2,764	8.6%	(92)
Autos & Auto Parts	23,619	—	23,619	26,415	(2,796)	(10.6)%	(2,796)	(10.6)%	(451)
Waste	18,449	—	18,449	22,750	(4,301)	(18.9)%	(4,301)	(18.9)%	(21)
Other	21,534	35	21,499	19,721	1,813	9.2%	1,778	9.0%	(161)
Total freight revenues	$1,251,941	$40,328	$1,211,613	$1,177,364	$74,577	6.3%	$34,249	2.9%	$(22,410)
The following information discusses the significant changes in freight revenues from existing operations by commodity group. Changes in average freight revenues per carload in a commodity group can be impacted by changes in customer rates, fuel surcharges and changes in foreign currency exchange rates, as well as changes in the mix of customer traffic within a commodity group.
Agricultural products revenues increased $3.6 million, or 2.7%. Agricultural products traffic increased 1,986 carloads, or 0.8%, which increased revenues by $1.1 million, and average freight revenues per carload increased 1.8%, which increased revenues by $2.5 million. The carload increase was primarily due to increased shipments in North America, partially offset by decreased shipments in Australia. The increase in average freight revenues per carload included a 2.5%, or $3.2 million, negative impact due to the depreciation of the Australian and Canadian dollars relative to the United States dollar.
Chemicals and plastics revenues increased $4.4 million, or 3.4%. Chemicals and plastics average freight revenues per carload increased 2.7%, which increased revenues by $3.3 million, and traffic volume increased 1,352 carloads, or 0.8%, which increased revenues by $1.1 million. The carload increase was primarily due to increased shipments in the western United States.
Metals revenues increased $3.0 million, or 2.3%. Metals traffic volume increased 8,253 carloads, or 4.7%, which increased revenues by $5.9 million, while average freight revenues per carload decreased 2.2%, which decreased revenues by $2.9 million. The carload increase was primarily due to increased shipments of steel in the United States.
Metallic ores revenues increased $1.3 million, or 1.0%. Metallic ores traffic volume increased 6,299 carloads, or 8.7%, which increased revenues by $10.2 million, while average freight revenues per carload decreased 7.1%, and included a 5.5%, or $7.0 million, negative impact due to the depreciation of the Australian and Canadian dollars relative to the United States dollar. The carload increase was primarily due to increased iron ore, manganese and copper ore shipments in Australia and copper concentrate in the western United States.

Coal and coke revenues increased $15.5 million, or 14.0%. Coal and coke traffic volume increased 32,248 carloads, or 10.0%, which increased revenues by $11.5 million, and average freight revenues per carload increased 3.5%, which increased revenues by $4.1 million. The carload increase was primarily due to increased demand for steam coal in the midwestern United States, partially offset by decreased coal shipments in the western United States.
Minerals and stone revenues increased $8.5 million, or 8.8%. Minerals and stone traffic volume increased 19,508 carloads, or 8.9%, which increased revenues by $8.6 million. The carload increase was primarily due to increased shipments of rock salt, frac sand, cement, construction aggregates and industrial minerals in North America, partially offset by decreased shipments of limestone in Australia.
Pulp and paper revenues increased $4.6 million, or 4.1%. Pulp and paper traffic volume increased 5,234 carloads, or 3.1%, which increased revenues by $3.5 million, and average freight revenues per carload increased 1.1%, which increased revenues by $1.1 million. The carload increase was primarily due to increased shipments of container board in the United States, partially offset by decreased shipments of finished papers and wood pulp in Canada. The increase in average freight revenues per carload included a 1.0%, or $1.2 million, negative impact due to the depreciation of the Canadian dollar relative to the United States dollar.
Intermodal revenues decreased $6.5 million, or 6.6%. Effective December 1, 2013, the classification of a North American customer's traffic changed from intermodal to other commodity groups, resulted in a 3,575 carload decrease. Otherwise, intermodal traffic volume decreased 3,174 carloads, or 4.5%, and revenues decreased $6.1 million, or 6.2%. The decrease in revenues included a $6.2 million negative impact due to the depreciation of the Australian and Canadian dollar relative to the United States dollar. The carload decrease was primarily due to weaker shipments from our customers in Australia and Canada.
Lumber and forest products revenues increased $3.1 million, or 3.9%. Lumber and forest products traffic volume increased 2,974 carloads, or 2.2%, which increased revenues by $1.8 million, and average freight revenues per carload increased 1.7%, which increased revenues by $1.3 million. The carload increase was primarily due to increased shipments of wood pellets, wood chips and finished lumber in the southeastern United States, partially offset by decreased shipments in Canada.
Waste revenues decreased $4.3 million, or 18.9%, primarily due to the closure of a waste facility in the fourth quarter of 2013 that we served in the midwestern United States.
Freight revenues from all remaining commodity groups combined increased by $1.0 million.
Non-Freight Revenues
The following table compares non-freight revenues for the years ended December 31, 2014 and 2013 (dollars in thousands):

	2014		2013
	Amount	% of Total	Amount	% of Total
Railcar switching	$170,267	44.0%	$161,942	41.3%
Car hire and rental income	44,466	11.5%	34,721	8.9%
Demurrage and storage	56,653	14.6%	58,312	14.9%
Car repair services	27,776	7.2%	21,078	5.4%
Construction revenues	23,156	6.0%	41,677	10.7%
Other non-freight revenues	64,753	16.7%	73,549	18.8%
Total non-freight revenues	$387,071	100.0%	$391,279	100.0%

The following table sets forth non-freight revenues by new operations and existing operations for the years ended December 31, 2014 and 2013 (dollars in thousands):

	2014			2013	Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%	Currency Impact
Railcar switching	$170,267	$121	$170,146	$161,942	$8,325	5.1%	$8,204	5.1%	$(3,170)
Car hire and rental income	44,466	2,601	41,865	34,721	9,745	28.1%	7,144	20.6%	(437)
Demurrage and storage	56,653	145	56,508	58,312	(1,659)	(2.8)%	(1,804)	(3.1)%	(677)
Car repair services	27,776	703	27,073	21,078	6,698	31.8%	5,995	28.4%	(128)
Construction revenues	23,156	—	23,156	41,677	(18,521)	(44.4)%	(18,521)	(44.4)%	—
Other non-freight revenues	64,753	1,242	63,511	73,549	(8,796)	(12.0)%	(10,038)	(13.6)%	(2,571)
Total non-freight revenues	$387,071	$4,812	$382,259	$391,279	$(4,208)	(1.1)%	$(9,020)	(2.3)%	$(6,983)
Total non-freight revenues from existing operations declined $9.0 million in the year ended December 31, 2014 compared with the year ended December 31, 2013 and were partially offset by $4.8 million in non-freight revenues from new operations. The decrease from existing operations was principally due to an $18.5 million decrease in low margin construction revenues, a $7.5 million decrease in other non-freight revenues and a $7.0 million decrease from the impact of foreign currency depreciation, partially offset by an $11.4 million increase in railcar switching, primarily due to higher narrow gauge iron ore shipments in Australia and a new customer in Europe, a $7.6 million increase in car hire and rental income, primarily due to easement contracts in the northeastern United States and the purchase of a new fleet of railcars in the United States, and a $6.1 million increase in car repair services, primarily related to increased railcar maintenance for customers in Australia and revenues from our new car repair shop in the midwestern United States. We expect construction revenues to further decline in 2015 as we intend to focus our construction business on internal capital work and select industrial development projects.
Operating Expenses
Overview
Total operating expenses for the year ended December 31, 2014 included $33.2 million from new operations and an increase of $17.1 million from existing operations compared with the year ended December 31, 2013. The increase from existing operations was primarily due to increases of $27.7 million in labor and benefits expense, $14.0 million in depreciation and amortization expense, $4.1 million in trackage rights expense and $3.4 million in casualties and insurance expense, partially offset by decreases of $23.3 million in purchased services and $8.5 million in other expenses. The depreciation of the Australian and Canadian dollars relative to the United States dollar resulted in a $21.4 million decrease in operating expenses from existing operations.
Operating Ratio
Our operating ratio, defined as total operating expenses divided by total operating revenues, was 74.3% in the year ended December 31, 2014, compared with 75.8% in the year ended December 31, 2013. Income from operations in the year ended December 31, 2014 included business development and related costs of $5.2 million, partially offset by a $5.1 million net gain on sale of assets. Income from operations in the year ended December 31, 2013 included business development and related costs of $1.6 million and $17.0 million of RailAmerica integration and acquisition-related costs, partially offset by a $4.7 million net gain on sale of assets. Changes in foreign currency exchange rates can have a material impact on our operating revenues and operating expenses. However, the net impact of these foreign currency translation effects should not have a material impact on our operating ratio.

The following table sets forth a comparison of our operating expenses in the years ended December 31, 2014 and 2013 (dollars in thousands):

	2014		2013
	Amount	% of Operating Revenues	Amount	% of Operating Revenues	Currency Impact
Labor and benefits	$471,713	28.8%	$441,312	28.1%	$(7,076)
Equipment rents	82,730	5.0%	77,595	4.9%	(1,023)
Purchased services	98,704	6.0%	122,584	7.8%	(3,733)
Depreciation and amortization	157,081	9.6%	141,644	9.0%	(2,856)
Diesel fuel used in operations	149,047	9.1%	147,172	9.4%	(3,097)
Casualties and insurance	41,568	2.5%	38,564	2.5%	(891)
Materials	78,624	4.8%	76,454	4.9%	(574)
Trackage rights	53,783	3.3%	50,911	3.2%	(1,292)
Net gain on sale of assets	(5,100)	(0.3)%	(4,677)	(0.3)%	133
Other expenses	89,291	5.5%	96,896	6.3%	(959)
Total operating expenses	$1,217,441	74.3%	$1,188,455	75.8%	$(21,368)
Labor and benefits expense was $471.7 million in the year ended December 31, 2014, compared with $441.3 million in the year ended December 31, 2013, an increase of $30.4 million, or 6.9%. The increase in labor and benefits expense consisted of $20.6 million from existing operations and $9.8 million from new operations. The increase from existing operations was primarily due to an increase in the average number of employees, partially offset by a decrease of $7.1 million due to the depreciation of the Australian and Canadian dollars relative to the United States dollar. Our average number of employees increased for our existing operations primarily as a result of insourcing equipment maintenance activities in Australia and the midwestern United States and an increase in transportation employees as a result of higher traffic levels.
Equipment rents expense was $82.7 million in the year ended December 31, 2014, compared with $77.6 million in the year ended December 31, 2013, an increase of $5.1 million, or 6.6%. The increase in equipment rents expense consisted of $0.9 million from existing operations and $4.3 million from new operations.
Purchased services expense, which consists of the costs of services provided by outside contractors for repairs and maintenance of track property, locomotives, railcars and other equipment, as well as contract labor costs for crewing services, was $98.7 million in the year ended December 31, 2014, compared with $122.6 million in the year ended December 31, 2013, a decrease of $23.9 million, or 19.5%. The decrease in purchased services consisted of $27.0 million from existing operations, partially offset by $3.2 million from new operations. The decrease from existing operations was primarily attributable to the insourcing of equipment maintenance activities in Australia, as well as a reduction in the level of construction projects at Atlas and $3.7 million due to the depreciation of the Australian and Canadian dollars relative to the United States dollar.
Depreciation and amortization expense was $157.1 million in the year ended December 31, 2014, compared with $141.6 million in the year ended December 31, 2013, an increase of $15.4 million, or 10.9%. The increase consisted of an $11.2 million increase from existing operations and $4.3 million from new operations. The increase from existing operations was primarily due to additional capital expenditures, including new business development projects, partially offset by a decrease of $2.9 million due to the depreciation of the Australian and Canadian dollars relative to the United States dollar.
The cost of diesel fuel used in operations was $149.0 million in the year ended December 31, 2014, compared with $147.2 million in the year ended December 31, 2013, an increase of $1.9 million, or 1.3%. The increase consisted of $6.0 million from new operations, partially offset by a decrease of $4.1 million from existing operations. The decrease from existing operations was composed of $6.4 million due to a 4.3% decrease in average fuel costs and a decrease of $3.1 million due to the depreciation of the Australian and Canadian dollars relative to the United States dollar, partially offset by $5.4 million due to a 3.7% increase in diesel fuel consumption.

Casualties and insurance expense was $41.6 million in the year ended December 31, 2014, compared with $38.6 million in the year ended December 31, 2013, an increase of $3.0 million, or 7.8%. The increase was primarily due to three severe weather-related incidents including a washout in Canada during the spring thaw, a bridge failure in the midwestern United States due to ice damage during the first quarter of 2014 and a washout in the southeastern United States due to heavy rain from a severe thunderstorm in the second quarter of 2014.
Materials expense, which primarily consists of the costs of materials purchased for use in repairing and maintaining our track property, locomotives, railcars and other equipment, as well as costs for general tools and supplies used in our business, was $78.6 million in the year ended December 31, 2014, compared with $76.5 million in the year ended December 31, 2013, an increase of $2.2 million, or 2.8%. The increase consisted of $3.4 million from new operations, partially offset by a $1.2 million decrease from existing operations. The decrease from existing operations was due to a reduction in the level of construction projects at Atlas, partially offset by an increase in materials purchased from the insourcing of our equipment maintenance activities in Australia.
Trackage rights expense was $53.8 million in the year ended December 31, 2014, compared with $50.9 million in the year ended December 31, 2013, an increase of $2.9 million, or 5.6%. The increase was primarily attributable to a new customer in Europe and expanded services for an iron ore customer in South Australia that moves over a segment of track owned by a third party.
Other expenses were $89.3 million in the year ended December 31, 2014, compared with $96.9 million in the year ended December 31, 2013, a decrease of $7.6 million, or 7.8%. The decrease from existing operations was primarily due to RailAmerica integration costs incurred in 2013.
Interest Income
Interest income was $1.4 million in the year ended December 31, 2014, compared with $4.0 million in the year ended December 31, 2013. The decrease in interest income is primarily related to the repayment and termination of our cross-currency swap agreements. See Note 10, Derivative Financial Instruments, to our Consolidated Financial Statements included elsewhere in this Annual Report for further details on the repayment and termination of our cross-currency swap agreements.
Interest Expense
Interest expense was $56.2 million in the year ended December 31, 2014, compared with $67.9 million in the year ended December 31, 2013. The decrease in interest expense was primarily due to lower borrowing costs consistent with our reduced leverage, the expiration of various interest rate swap agreements, the termination of our cross-currency swap agreements and reduced amortization of deferred financing fees resulting primarily from the refinancing of our credit agreement in May 2014. Interest expense in the year ended December 31, 2014 included the write-off of deferred financing fees of $4.6 million associated with the refinancing of our credit agreement.
Provision for Income Taxes
Our income tax provision for the year ended December 31, 2014 was $107.1 million, which represented 29.1% of income before income taxes and income from equity investment. Our provision for income taxes for the year ended December 31, 2014 included a $3.9 million tax benefit as a result of receiving consent from the United States Internal Revenue Service (IRS) to change a tax accounting method retroactively for companies acquired as a result of the RailAmerica acquisition.
Included in our net income for the year ended December 31, 2013 was a $41.0 million benefit associated with the retroactive extension of the United States Short Line Tax Credit for fiscal year 2012. Since the extension became law in 2013, the 2012 impact was recorded in the first quarter of 2013. Excluding the $41.0 million retroactive benefit, our provision for income taxes was $87.2 million for the year ended December 31, 2013, which represented 27.4% of income before income taxes and income from equity investment.

The United States track maintenance credit is an income tax credit for Class II and Class III railroads, as defined by the STB, to reduce their federal income tax based on qualified railroad track maintenance expenditures (the Short Line Tax Credit). Qualified expenditures include amounts incurred for maintaining track, including roadbed, bridges and related track structures owned or leased by a Class II or Class III railroad. The credit is equal to 50% of the qualified expenditures, subject to an annual limitation of $3,500 multiplied by the number of miles of railroad track owned or leased by the Class II or Class III railroad as of the end of their tax year. The Short Line Tax Credit was in existence from 2005 through 2011 and was extended for fiscal years 2012 and 2013 on January 2, 2013 and further extended on December 19, 2014 for fiscal year 2014.
Net Income and Earnings Per Share Attributable to G&W Common Stockholders
Net income was $261.0 million in the year ended December 31, 2014, compared with net income of $272.1 million in the year ended December 31, 2013. Our basic EPS were $4.71 with 55.3 million weighted average shares outstanding in the year ended December 31, 2014, compared with basic EPS of $5.00 with 53.8 million weighted average shares outstanding in the year ended December 31, 2013. Our diluted EPS in the year ended December 31, 2014 were $4.58 with 57.0 million weighted average shares outstanding, compared with diluted EPS in the year ended December 31, 2013 of $4.79 with 56.7 million weighted average shares outstanding. On February 13, 2013, we converted all of our outstanding Series A-1 Preferred Stock into 5,984,232 shares of our Class A Common Stock. The conversion resulted in an increase in our weight average basic shares outstanding of 5,984,232 and 5,262,845 for the years ended December 31, 2014 and 2013, respectively.
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

The following table sets forth our North American & European Operations and Australian Operations for the years ended December 31, 2014 and 2013 (dollars in thousands):

	2014			2013
	North American & European Operations	Australian Operations	Total Operations	North American & European Operations	Australian Operations	Total Operations
Revenues:
Freight	$1,008,236	$243,705	$1,251,941	$917,971	$259,393	$1,177,364
Non-freight	317,594	69,477	387,071	325,876	65,403	391,279
Total operating revenues	1,325,830	313,182	1,639,012	1,243,847	324,796	1,568,643
Operating expenses:
Labor and benefits	400,497	71,216	471,713	374,935	66,377	441,312
Equipment rents	72,757	9,973	82,730	67,296	10,299	77,595
Purchased services	64,696	34,008	98,704	70,339	52,245	122,584
Depreciation and amortization	128,986	28,095	157,081	114,542	27,102	141,644
Diesel fuel used in operations	122,701	26,346	149,047	116,204	30,968	147,172
Casualties and insurance	30,669	10,899	41,568	28,185	10,379	38,564
Materials	70,968	7,656	78,624	73,724	2,730	76,454
Trackage rights	31,688	22,095	53,783	29,595	21,316	50,911
Net gain on sale of assets	(4,668)	(432)	(5,100)	(4,491)	(186)	(4,677)
Other expenses	76,976	12,315	89,291	89,396	7,500	96,896
Total operating expenses	995,270	222,171	1,217,441	959,725	228,730	1,188,455
Income from operations	$330,560	$91,011	$421,571	$284,122	$96,066	$380,188
Operating ratio	75.1%	70.9%	74.3%	77.2%	70.4%	75.8%
Interest expense	$43,722	$12,440	$56,162	$52,740	$15,154	$67,894
Interest income	$1,157	$288	$1,445	$3,631	$340	$3,971
Provision for income taxes	$83,664	$23,443	$107,107	$24,038	$22,258	$46,296
Carloads	1,779,157	227,894	2,007,051	1,649,914	236,098	1,886,012
Expenditures for additions to property & equipment, net of grants from outside parties	$280,657	$25,064	$305,721	$163,545	$51,860	$215,405
Revenues from our North American & European Operations were $1,325.8 million in the year ended December 31, 2014, compared with $1,243.8 million in the year ended December 31, 2013, an increase of $82.0 million, or 6.6%. The $82.0 million increase in revenues from our North American & European Operations consisted of a $90.3 million increase in freight revenues, partially offset by an $8.3 million decrease in non-freight revenues. The $90.3 million increase in freight revenues consisted of an increase of $49.9 million from existing operations and $40.3 million from new operations. The $49.9 million increase from existing operations was primarily related to increased demand for steam coal in the midwestern United States, increased agricultural products shipments and increased shipments of rock salt, frac sand, cement, construction aggregates and industrial minerals in North America. The $8.3 million decrease in non-freight revenues consisted of a $13.1 million decrease from existing operations, partially offset by $4.8 million from new operations. The decrease from existing operations was primarily related to a decrease in low margin construction revenues at Atlas and a decrease in other non-freight revenues, partially offset by an increase in railcar switching revenues resulting from a new customer in Europe, an increase in car hire and rental income in the United States and an increase in car repair services from a new car repair shop in the midwestern United States.

Operating expenses from our North American & European Operations were $995.3 million in the year ended December 31, 2014, compared with $959.7 million in the year ended December 31, 2013, an increase of $35.5 million, or 3.7%. The increase in operating expenses consisted of $33.2 million from new operations and $2.3 million from existing operations. The increase from existing operations was primarily related to an $18.5 million increase from labor and benefits expense, primarily as a result of an increase in the average number of employees; an $11.2 million increase in depreciation and amortization expense, primarily related to capital expenditures in 2013 including new business development projects; a $2.2 million increase in casualties and insurance expense, primarily resulting from severe weather related incidents in North America and a $2.0 million increase in trackage rights expense. These increases were partially offset by a $13.8 million decrease in other expenses, primarily resulting from RailAmerica integration costs recorded in 2013; an $8.4 million decrease in purchased services and a $5.8 million decrease in materials expense, both of which were primarily related to a reduction in the level of construction projects at Atlas and a decrease of $6.7 million due to the depreciation of the Canadian dollar relative to the United States dollar. Our average number of employees increased primarily as a result of insourcing our equipment maintenance activities in the midwestern United States and due to an increase in transportation employees as a result of higher traffic levels.
Revenues from our Australian Operations were $313.2 million in the year ended December 31, 2014, compared with $324.8 million in the year ended December 31, 2013, a decrease of $11.6 million, or 3.6%. The decrease in revenues included a $15.7 million decrease in freight revenues, partially offset by a $4.1 million increase in non-freight revenues. The $15.7 million decrease in freight revenues consisted of $16.4 million due to the depreciation of the Australian dollar relative to the United States dollar and $8.8 million due to an 8,024, or 3.5%, carload decrease, partially offset by $9.5 million due to a 3.9% increase in average freight revenues per carload. The decrease in carloads was primarily due to decreased shipments of agricultural products and limestone, partially offset by an increase in shipments of iron ore, manganese and copper ore. The $4.1 million increase in non-freight revenues was primarily attributable to an increase in railcar switching revenues due to higher narrow gauge iron ore shipments and increased railcar maintenance for customers in Australia, partially offset by the loss of track access income from an iron ore mine that ceased operations.
Operating expenses from our Australian Operations were $222.2 million in the year ended December 31, 2014, compared with $228.7 million in the year ended December 31, 2013, a decrease of $6.6 million, or 2.9%. The decrease in operating expenses was primarily related to $14.9 million from purchased services expense resulting from insourcing equipment maintenance activities and $14.7 million due to the decrease of the Australian dollar relative to the United States dollar. These decreases were partially offset by increases of $9.2 million from labor and benefit expenses and $5.1 million of materials expense, both of which were primarily related to the insourcing of equipment maintenance activities; $2.8 million in depreciation and amortization expense primarily resulting from capital expenditures in 2013 including new business development projects; and $2.0 million in trackage rights expense, primarily due to expanded services for an iron ore customer that moves over a segment of track owned by a third party.

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012
Operating Revenues
Overview
Operating revenues were $1,568.6 million in the year ended December 31, 2013, compared with $874.9 million in the year ended December 31, 2012, an increase of $693.7 million, or 79.3%. The $693.7 million increase in operating revenues consisted of $635.2 million in revenues from new operations and a $58.5 million, or 6.7%, increase in revenues from existing operations. New operations are those that were not included in our consolidated financial results for a comparable period in the prior year. The $58.5 million increase in revenues from existing operations included an increase of $67.9 million in freight revenues, partially offset by a decrease of $9.3 million in non-freight revenues.
The following table breaks down our operating revenues and total carloads into new operations and existing operations for the years ended December 31, 2013 and 2012 (dollars in thousands):

	2013			2012	Increase in Total Operations		Increase/(Decrease) in Existing Operations
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%	Currency Impact
Freight revenues	$1,177,364	$484,691	$692,673	$624,809	$552,555	88.4%	$67,864	10.9%	$(16,481)
Non-freight revenues	391,279	150,516	240,763	250,107	141,172	56.4%	(9,344)	(3.7)%	(4,872)
Total operating revenues	$1,568,643	$635,207	$933,436	$874,916	$693,727	79.3%	$58,520	6.7%	$(21,353)
Carloads	1,886,012	909,768	976,244	927,094	958,918	103.4%	49,150	5.3%
Freight Revenues
The following table compares freight revenues, carloads and average freight revenues per carload for the years ended December 31, 2013 and 2012 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
	2013		2012		2013		2012
Commodity Group	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	2013	2012
Agricultural Products	$130,577	11.1%	$59,378	9.5%	240,840	12.8%	96,734	10.4%	$542	$614
Metallic Ores*	125,928	10.7%	75,188	12.0%	72,366	3.8%	41,918	4.5%	1,740	1,794
Chemicals & Plastics	128,935	11.0%	55,146	8.8%	163,123	8.7%	68,999	7.4%	790	799
Metals	127,769	10.9%	62,129	9.9%	175,636	9.3%	94,621	10.2%	727	657
Pulp & Paper	112,663	9.6%	65,696	10.5%	169,708	9.0%	101,588	11.0%	664	647
Coal & Coke	110,836	9.4%	70,052	11.2%	323,500	17.2%	168,574	18.2%	343	416
Minerals & Stone	96,771	8.2%	48,023	7.7%	219,163	11.6%	130,602	14.1%	442	368
Intermodal**	98,759	8.4%	94,735	15.2%	73,666	3.9%	66,706	7.2%	1,341	1,420
Lumber & Forest Products	79,035	6.7%	34,839	5.7%	133,649	7.1%	70,896	7.6%	591	491
Petroleum Products	65,223	5.5%	25,293	4.1%	108,901	5.8%	26,907	2.9%	599	940
Food and Kindred Products	31,982	2.7%	5,230	0.8%	55,084	2.9%	11,011	1.2%	581	475
Waste	22,750	1.9%	13,622	2.2%	43,166	2.3%	21,676	2.3%	527	628
Autos & Auto Parts	26,415	2.2%	8,313	1.3%	36,510	1.9%	10,148	1.2%	724	819
Other	19,721	1.7%	7,165	1.1%	70,700	3.7%	16,714	1.8%	279	429
Total	$1,177,364	100.0%	$624,809	100.0%	1,886,012	100.0%	927,094	100.0%	624	674
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
The following table sets forth freight revenues by commodity group segregated into new operations and existing operations for the years ended December 31, 2013 and 2012 (dollars in thousands):

	2013			2012	Increase in Total Operations		Increase/(Decrease) in Existing Operations
Commodity Group	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%	Currency Impact
Agricultural Products	$130,577	$72,704	$57,873	$59,378	$71,199	119.9%	$(1,505)	(2.5)%	$(2,383)
Metallic Ores	125,928	6,608	119,320	75,188	50,740	67.5%	44,132	58.7%	(5,166)
Chemicals & Plastics	128,935	72,356	56,579	55,146	73,789	133.8%	1,433	2.6%	(188)
Metals	127,769	57,599	70,170	62,129	65,640	105.7%	8,041	12.9%	(352)
Pulp & Paper	112,663	43,531	69,132	65,696	46,967	71.5%	3,436	5.2%	(319)
Coal & Coke	110,836	40,442	70,394	70,052	40,784	58.2%	342	0.5%	(19)
Minerals & Stone	96,771	46,029	50,742	48,023	48,748	101.5%	2,719	5.7%	(827)
Intermodal	98,759	2	98,757	94,735	4,024	4.2%	4,022	4.2%	(6,744)
Lumber & Forest Products	79,035	42,103	36,932	34,839	44,196	126.9%	2,093	6.0%	(82)
Petroleum Products	65,223	34,926	30,297	25,293	39,930	157.9%	5,004	19.8%	(191)
Food and Kindred Products	31,982	26,788	5,194	5,230	26,752	511.5%	(36)	(0.7)%	(7)
Waste	22,750	8,821	13,929	13,622	9,128	67.0%	307	2.3%	(4)
Autos & Auto Parts	26,415	18,637	7,778	8,313	18,102	217.8%	(535)	(6.4)%	(163)
Other	19,721	14,145	5,576	7,165	12,556	175.2%	(1,589)	(22.2)%	(36)
Total freight revenues	$1,177,364	$484,691	$692,673	$624,809	$552,555	88.4%	$67,864	10.9%	$(16,481)
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
Freight revenues from all remaining commodity groups combined increased by $2.0 million.
Non-Freight Revenues
The following table compares non-freight revenues for the years ended December 31, 2013 and 2012 (dollars in thousands):

	2013		2012
	Amount	% of Total	Amount	% of Total
Railcar switching	$161,942	41.3%	$134,929	54.0%
Car hire and rental income	34,721	8.9%	21,280	8.5%
Fuel sales to third parties	—	—%	11,868	4.7%
Demurrage and storage	58,312	14.9%	26,125	10.4%
Car repair services	21,078	5.4%	7,934	3.2%
Construction revenues	41,677	10.7%	—	—%
Other non-freight revenues	73,549	18.8%	47,971	19.2%
Total non-freight revenues	$391,279	100.0%	$250,107	100.0%

The following table sets forth non-freight revenues by new operations and existing operations for the years ended December 31, 2013 and 2012 (dollars in thousands):

	2013			2012	Increase/ (Decrease) in Total Operations		Increase/ (Decrease) in Existing Operations
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%	Currency Impact
Railcar switching	$161,942	$20,528	$141,414	$134,929	$27,013	20.0%	$6,485	4.8%	$(1,805)
Car hire and rental income	34,721	18,250	16,471	21,280	13,441	63.2%	(4,809)	(22.6)%	(502)
Fuel sales to third parties	—	—	—	11,868	(11,868)	(100.0)%	(11,868)	(100.0)%	(416)
Demurrage and storage	58,312	30,537	27,775	26,125	32,187	123.2%	1,650	6.3%	(116)
Car repair services	21,078	12,455	8,623	7,934	13,144	165.7%	689	8.7%	(22)
Construction revenues	41,677	41,677	—	—	41,677	100.0%	—	—%	—
Other non-freight revenues	73,549	27,069	46,480	47,971	25,578	53.3%	(1,491)	(3.1)%	(2,011)
Total non-freight revenues	$391,279	$150,516	$240,763	$250,107	$141,172	56.4%	$(9,344)	(3.7)%	$(4,872)
Total non-freight revenues in the year ended December 31, 2013 included $150.5 million from new operations, including construction revenues of $41.7 million from Atlas, a rail construction business acquired in the RailAmerica acquisition, which were partially offset by a decrease of $9.3 million from non-freight revenues from existing operations compared with the year ended December 31, 2012. The decrease from existing operations was principally due to a $11.9 million decrease in fuel sales to third parties as a result of the sale of our fuel-sales business in South Australia in the third quarter of 2012 and a $4.9 million decrease from the impact of foreign currency depreciation, partially offset by higher railcar switching revenues of $6.5 million primarily due to new and expanded customer contracts in Australia and the United States.
Operating Expenses
Overview
Operating expenses were $1,188.5 million in the year ended December 31, 2013, compared with $684.6 million in the year ended December 31, 2012, an increase of $503.9 million, or 73.6%. Labor and benefits increased $188.3 million in the year ended December 31, 2013, primarily related to the addition of employees from the acquisition of RailAmerica and wage and benefit increases for existing employees. Of the remaining $315.6 million increase in operating expenses, $304.3 million was from new operations and $39.5 million was from existing operations, partially offset by a decrease in other expenses related to RailAmerica integration and acquisition-related costs of $13.0 million and a $15.2 million decrease due to the net depreciation of the Australian and Canadian dollars relative to the United States dollar. The increase in operating expenses from existing operations was driven primarily by lower net gain on sale of assets and insurance recoveries, as well as increases in trackage rights expense, depreciation and amortization expense, other operating expenses and materials expense in the year ended December 31, 2013, partially offset by a decrease in diesel fuel sold to third parties, primarily due to the sale of our fuel-sales business in South Australia in the third quarter of 2012.
Operating Ratio
Our operating ratio, defined as total operating expenses divided by total operating revenues, was 75.8% in the year ended December 31, 2013 compared with 78.2% in the year ended December 31, 2012. Income from operations in the year ended December 31, 2013 included $17.0 million of RailAmerica integration and acquisition-related costs, partially offset by a $4.7 million net gain on sale of assets. Income from operations in the year ended December 31, 2012 included $30.0 million of RailAmerica integration and acquisition-related costs, partially offset by an $11.2 million net gain on sale of assets. Changes in foreign currency exchange rates can have a material impact on our operating revenues and operating expenses. However, the net impact of these foreign currency translation effects should not have a material impact on our operating ratio.

The following table sets forth a comparison of our operating expenses in the years ended December 31, 2013 and 2012 (dollars in thousands):

	2013		2012
	Amount	% of Operating Revenues	Amount	% of Operating Revenues	Currency Impact
Labor and benefits	$441,312	28.1%	$257,615	29.5%	$(4,579)
Equipment rents	77,595	4.9%	37,077	4.3%	(718)
Purchased services	122,584	7.8%	80,559	9.2%	(3,789)
Depreciation and amortization	141,644	9.0%	73,405	8.4%	(1,689)
Diesel fuel used in operations	147,172	9.4%	88,399	10.1%	(2,374)
Diesel fuel sold to third parties	—	—%	11,322	1.3%	(406)
Casualties and insurance	38,564	2.5%	24,858	2.8%	(611)
Materials	76,454	4.9%	25,485	2.9%	(211)
Trackage rights	50,911	3.2%	28,250	3.2%	(670)
Net gain on sale of assets	(4,677)	(0.3)%	(11,225)	(1.3)%	240
Gain on insurance recoveries	—	—%	(5,760)	(0.7)%	368
Other expenses	96,896	6.3%	74,609	8.5%	(760)
Total operating expenses	$1,188,455	75.8%	$684,594	78.2%	$(15,199)
Labor and benefits expense was $441.3 million in the year ended December 31, 2013, compared with $257.6 million in the year ended December 31, 2012, an increase of $183.7 million, or 71.3%. The increase consisted of $176.8 million due to an increase in the average number of employees, $8.6 million due to annual wage increases and $2.9 million due to an increase in benefit expenses (primarily health care costs), partially offset by $4.6 million due to the net depreciation of the Australian and Canadian dollars relative to the United States dollar. Our average number of employees during the year ended December 31, 2013 increased by approximately 2,060 over the prior year, primarily as a result of the RailAmerica acquisition.
Equipment rents expense was $77.6 million in the year ended December 31, 2013, compared with $37.1 million in the year ended December 31, 2012, an increase of $40.5 million, or 109.3%. The increase primarily resulted from the newly acquired RailAmerica railroads.
Purchased services expense, which consists of the costs of services provided by outside contractors for repairs and maintenance of track property, locomotives, railcars and other equipment as well as contract labor costs for crewing services, was $122.6 million in the year ended December 31, 2013, compared with $80.6 million in the year ended December 31, 2012, an increase of $42.0 million, or 52.2%. The increase was primarily attributable to the newly acquired RailAmerica railroads.
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
The decrease in cost of diesel fuel sold to third parties was primarily due to the sale of our third-party fuel-sales business in South Australia in the third quarter of 2012.
Casualties and insurance expense was $38.6 million in the year ended December 31, 2013, compared with $24.9 million in the year ended December 31, 2012, an increase of $13.7 million, or 55.1%. The increase primarily resulted from the newly acquired RailAmerica railroads, as well as an increase in derailment expense and insurance premiums in Australia.

Materials expense, which primarily consists of the costs of materials purchased for use in repairing and maintaining our track property, locomotives, railcars and other equipment as well as costs for general tools and supplies used in our business, was $76.5 million in the year ended December 31, 2013, compared with $25.5 million in the year ended December 31, 2012, an increase of $51.0 million. The increase was attributable to $47.3 million from new operations, including $19.3 million from Atlas, and a $3.7 million increase from existing operations. The increase from existing operations was due to increased track property and locomotive repairs in the year ended December 31, 2013.
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
Gain on insurance recoveries of $5.8 million for the year ended December 31, 2012 was primarily related to a business interruption claim associated with a derailment in Australia in December 2011.
Other expenses were $96.9 million in the year ended December 31, 2013, compared with $74.6 million in the year ended December 31, 2012, an increase of $22.3 million, or 29.9%. The increase was primarily attributable to the newly acquired RailAmerica railroads.
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

Provision for Income Taxes
Included in our net income for the year ended December 31, 2013 was a $41.0 million benefit associated with the retroactive extension of the United States Short Line Tax Credit for fiscal year 2012, which was signed into law on January 2, 2013. Excluding the $41.0 million retroactive benefit, our provision for income tax was $87.2 million for the year ended December 31, 2013, which represented 27.4% of income before income taxes and income from equity investment. Included in our income before income taxes and income from equity investment for the year ended December 31, 2012 was a $50.1 million mark-to-market expense associated with a contingent forward sale contract, which is a non-deductible expense for income tax purposes. See Note 10, Derivative Financial Instruments, to our Consolidated Financial Statements included elsewhere in this Annual Report for further details on the contingent forward sale contract. Excluding the $50.1 million mark-to-market expense, our provision for income tax was $46.4 million for the year ended December 31, 2012, which represents 34.8% of income before taxes and income from equity investment. The decrease in the effective income tax rate for the year ended December 31, 2013 as compared with the year ended December 31, 2012 was primarily attributable to the renewal of the United States Short Line Tax Credit through December 31, 2013. The extension of the United States Short Line Tax Credit produced book income tax benefits of $25.9 million and $41.0 million for fiscal years 2013 and 2012, respectively. Since the extension became law in 2013, the 2012 impact was recorded in the first quarter of 2013.
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
The following table sets forth the increase in our weighted average basic shares outstanding for the years ended December 31, 2013 and 2012 as a result of our 2012 public offering of Class A Common Stock, the shares issuable upon settlement of the prepaid stock purchase contract component of the TEUs based on the market price of our Class A Common Stock at December 31, 2013 and 2012, respectively, and from the February 13, 2013 conversion of the Preferred Stock into our Class A Common Stock (see Note 4, Earnings Per Common Share, to our Consolidated Financial Statements included elsewhere in this Annual Report) (in thousands):

	2013	2012
Class A Common Stock offering	3,791	1,067
Shares issuable upon settlement of the prepaid stock purchase contract component of the TEUs	2,842	851
Conversion of Preferred Stock	5,263	—
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

The following table sets forth our North American & European Operations and Australian Operations for the years ended December 31, 2013 and 2012 (dollars in thousands):

	2013			2012
	North American & European Operations	Australian Operations	Total Operations	North American & European Operations	Australian Operations	Total Operations
Revenues:
Freight	$917,971	$259,393	$1,177,364	$412,839	$211,970	$624,809
Non-freight	325,876	65,403	391,279	173,054	65,185	238,239
Fuel sales to third parties	—	—	—	—	11,868	11,868
Total revenues	1,243,847	324,796	1,568,643	585,893	289,023	874,916
Operating expenses
Labor and benefits	374,935	66,377	441,312	197,407	60,208	257,615
Equipment rents	67,296	10,299	77,595	26,298	10,779	37,077
Purchased services	70,339	52,245	122,584	26,314	54,245	80,559
Depreciation and amortization	114,542	27,102	141,644	50,156	23,249	73,405
Diesel fuel used in operations	116,204	30,968	147,172	56,298	32,101	88,399
Diesel fuel sold to third parties	—	—	—	—	11,322	11,322
Casualties and insurance	28,185	10,379	38,564	16,244	8,614	24,858
Materials	73,724	2,730	76,454	23,569	1,916	25,485
Trackage rights	29,595	21,316	50,911	17,643	10,607	28,250
Net gain on sale of assets	(4,491)	(186)	(4,677)	(9,178)	(2,047)	(11,225)
Gain on insurance recoveries	—	—	—	—	(5,760)	(5,760)
Other expenses	89,396	7,500	96,896	65,755	8,854	74,609
Total operating expenses	959,725	228,730	1,188,455	470,506	214,088	684,594
Income from operations	$284,122	$96,066	$380,188	$115,387	$74,935	$190,322
Operating ratio	77.2%	70.4%	75.8%	80.3%	74.1%	78.2%
Interest expense	$52,740	$15,154	$67,894	$45,996	$16,849	$62,845
Interest income	$3,631	$340	$3,971	$3,219	$506	$3,725
Contingent forward sale contract mark-to-market expense	$—	$—	$—	$50,106	$—	$50,106
Provision for income taxes	$24,038	$22,258	$46,296	$28,451	$17,951	$46,402
Income from equity investment in RailAmerica, net	$—	$—	$—	$15,557	$—	$15,557
Carloads	1,649,914	236,098	1,886,012	723,448	203,646	927,094
Expenditures for additions to property & equipment, net of grants from outside parties	$163,545	$51,860	$215,405	$69,636	$122,426	$192,062
Revenues from our North American & European Operations were $1,243.8 million in the year ended December 31, 2013, compared with $585.9 million in the year ended December 31, 2012, an increase of $658.0 million, or 112.3%. The increase in revenues from our North American & European Operations consisted of a $505.1 million increase in freight revenues and a $152.8 million increase in non-freight revenues, in each case, primarily due to the newly acquired RailAmerica railroads.

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
Revenues from our Australian Operations were $324.8 million in the year ended December 31, 2013, compared with $289.0 million in the year ended December 31, 2012, an increase of $35.8 million, or 12.4%. The increase in revenues included a $47.4 million increase in freight revenues, partially offset by an $11.9 million decrease in fuel sales to third parties. The $47.4 million increase in freight revenues consisted of $35.7 million due to a 32,452, or 15.9%, carload increase and an $11.8 million, or 5.6%, increase in average freight revenues per carload. The increase in average freight revenues per carload and volume was primarily driven by the expansion of iron ore shipments and the resumption of traffic in 2013 that had been halted due to a bridge outage in 2012 as a result of a derailment in December 2011. The $11.9 million decrease in fuel sales to third parties was primarily due to the sale of our fuel-sales business in South Australia in the third quarter of 2012. The depreciation of the Australian dollar relative to the United States dollar in the year ended December 31, 2013 compared with the year ended December 31, 2012 resulted in a $19.8 million decrease in revenues.
Operating expenses from our Australian Operations were $228.7 million in the year ended December 31, 2013, compared with $214.1 million in the year ended December 31, 2012, an increase of $14.6 million, or 6.8%. The increase in operating expenses included increased labor expense, trackage rights expense and additional expenses for fuel and for maintenance of property and equipment, primarily resulted from the expansion of iron ore shipments in South Australia. Operating expenses in the year ended December 31, 2013 also included additional depreciation expense resulting from the purchase of new equipment and an increase in casualties and insurance expense due to an increase in derailment expense and higher insurance premiums, partially offset by an $11.3 million decrease in diesel fuel sold to third parties, primarily as a result of the sale of our fuel-sales business in South Australia. Operating expenses included gain on insurance recoveries of $5.8 million in the year ended December 31, 2012 related to a business interruption claim associated with a derailment in December 2011. The depreciation of the Australian dollar relative to the United States dollar in the year ended December 31, 2013 compared with the year ended December 31, 2012 resulted in a $14.2 million decrease in operating expenses.
Liquidity and Capital Resources
We had cash and cash equivalents on hand of $59.7 million and $62.9 million at December 31, 2014 and 2013, respectively. Based on current expectations, we believe our cash and other liquid assets, anticipated future cash flows, availability under our credit agreement, access to debt and equity capital markets and sources of available financing will be sufficient to fund expected operating, capital and debt service requirements and other financial commitments for the foreseeable future.
At December 31, 2014, we had long-term debt, including current portion, of $1,615.4 million, which comprised 40.7% of our total capitalization, and $579.2 million of unused borrowing capacity. In January 2015, we funded the acquisition of the Pinsly Arkansas Division for approximately $40 million in cash with borrowings under our Amended and Restated Credit Agreement. On February 24, 2015, we announced our entry into an agreement to acquire Freightliner, which we plan to finance through an amendment to our Amended and Restated Credit Agreement, with approximately $650 million from the issuance of new term loans and the remainder from funds drawn on our existing revolving credit facility.
At December 31, 2013, we had long-term debt, including current portion, totaling $1,624.7 million, which comprised 43.1% of our total capitalization and $406.0 million of unused borrowing capacity. Our long-term debt is more fully described under Credit Agreement below.
During 2014, 2013 and 2012, we generated $491.5 million, $413.5 million and $170.7 million, respectively, of cash from operating activities. Changes in working capital decreased net cash flows from operating activities by $3.8 million, $26.9 million and $30.9 million in 2014, 2013 and 2012, respectively. The 2013 period included $12.9 million in cash paid for expenses related to the integration of RailAmerica. The 2012 period included $9.1 million associated with the settlement of a cross-currency swap that matured in December 2012 and $6.3 million in net cash payments related to a derailment in Australia in December 2011.

During 2014, 2013 and 2012, our cash used in investing activities was $509.8 million, $208.7 million and $2.1 billion, respectively. For 2014, primary drivers of cash used in investing activities were $221.5 million of cash paid for acquisitions, predominately for RCP&E's acquisition, $331.5 million of cash used for capital expenditures, including $92.9 million for new business investments, partially offset by $28.0 million in cash received from grants from outside parties for capital spending, $7.1 million in cash proceeds from the sale of property and equipment and $8.0 million of insurance proceeds for the replacement of assets. For 2013, primary drivers of cash used in investing activities were $249.3 million of cash used for capital expenditures, including $34.2 million for new business investments, partially offset by $33.9 million in cash received from grants from outside parties for capital spending and $6.7 million in cash proceeds from the sale of property and equipment. For 2012, primary drivers of cash used in investing activities were $1.9 billion of net cash paid for acquisitions, primarily related to the acquisition of RailAmerica, and $231.7 million of cash used for capital expenditures, including $101.9 million for new business investments in Australia, partially offset by $39.6 million in cash received from grants from outside parties and $15.3 million in cash proceeds from the sale of property and equipment.
During 2014, our cash provided by financing activities was $15.2 million, compared with cash used in financing activities in 2013 of $205.9 million. During 2012, our cash provided by financing activities was $2.0 billion. For 2014, primary drivers of cash provided by financing activities were a net increase in outstanding debt of $5.3 million and net cash inflows of $13.9 million from exercises of stock-based awards, partially offset by $3.9 million of debt amendment costs. For 2013, primary drivers of cash used in financing activities were a net decrease in outstanding debt of $209.3 million, $2.8 million of debt amendment costs and $2.1 million of dividends paid to Preferred Stockholders, partially offset by net cash inflows of $8.3 million from exercises of stock-based awards. For 2012, primary drivers of cash provided by financing activities were a net increase in outstanding debt of $1.2 billion, net proceeds of $234.3 million from the sale of our Class A Common Stock, net proceeds of $222.9 million from the sale of our TEUs, net proceeds of $349.4 million from the issuance of our Preferred Stock and net cash inflows of $20.3 million from exercises of stock-based awards, partially offset by $38.8 million of debt amendment costs.
Subsequent Event - Agreement to Acquire Freightliner
On February 24, 2015, we announced our entry into an agreement to acquire approximately 95% of the shares of Freightliner for cash consideration of approximately £490 million (or approximately $755 million at current exchange rates) and to assume approximately £8.5 million (or approximately $13 million at current exchange rates) in net debt and capitalized leases. Members of the existing Freightliner management team will retain an approximate 5% ownership interest, and we expect to own 100% of Freightliner by mid-2020. The acquisition is expected to close during the first quarter of 2015. We plan to finance the acquisition of Freightliner through an amendment to our Amended and Restated Credit Agreement, with approximately $650 million from the issuance of new term loans and the remainder from funds drawn on our existing revolving credit facility.
Headquartered in London, England, Freightliner is an international freight rail operator with operations in the United Kingdom (U.K.), Poland, Germany, the Netherlands and Australia. Freightliner's principal business is located in the U.K. where it is the second largest freight rail operator, providing intermodal and heavy haul service throughout England, Scotland and Wales. In Continental Europe, Freightliner Poland primarily serves aggregates and coal customers in Poland. In addition, Freightliner's ERS subsidiary, based in Rotterdam, provides cross-border intermodal services connecting the northern European ports of Rotterdam, Bremerhaven and Hamburg to key cities in Germany, Poland, Italy and beyond. In Australia, Freightliner currently transports coal and containerized agricultural products for its customers in New South Wales.
Freightliner's fleet of primarily leased equipment includes approximately 250 standard gauge locomotives (mostly diesel-electric) as well as 5,500 wagons. Freightliner employs over 2,500 people worldwide.
Acquisition of Pinsly's Arkansas Division
On January 5, 2015, we completed the acquisition of certain subsidiaries that constitute Pinsly's Arkansas Division (Pinsly Arkansas) from Pinsly Railroad Company for approximately $40 million in cash, subject to adjustment for final working capital. We funded the acquisition with borrowings under our Amended and Restated Credit Agreement.
Headquartered in Jones Mills, Arkansas, Pinsly Arkansas serves the Hot Springs and Little Rock areas, as well as the southwestern and southeastern portions of Arkansas and includes (1) the Arkansas Midland Railroad (AKMD), which is comprised of seven non-contiguous branch lines; (2) the Prescott & Northwestern Railroad (PNW); (3) the Warren & Saline River Railroad (WSR); and (4) the two Arkansas transload operations of Pinsly's Railroad Distribution Services subsidiary.

Operations are composed of 137 miles of owned and leased track, 77 employees and 16 locomotives. The railroads currently haul approximately 35,000 carloads per year and serve a diverse customer base in industries including aluminum, forest products, aggregates, energy and carton board.
RailAmerica Acquisition and Related Financings
On October 1, 2012, we announced the closing of our acquisition of RailAmerica and entered into the Senior Secured Syndicated Credit Facility Agreement (the Credit Agreement). The Credit Agreement included a $425.0 million revolving credit facility, a $1.6 billion United States term loan, a C$24.6 million (or $25.0 million at the exchange rate on October 1, 2012) Canadian term loan and an A$202.9 million (or $210.0 million at the exchange rate on October 1, 2012) Australian term loan and a maturity date of October 1, 2017.
We financed the $1.4 billion cash purchase price for RailAmerica's shares, the refinancing of $1.2 billion of our and RailAmerica's debt, as well as transaction and financing-related expenses, with $1.6 billion of debt from our Credit Agreement, $475.5 million of gross proceeds from our public offerings of Class A Common Stock and TEUs and $350.0 million of gross proceeds through the private issuance of Preferred Stock to Carlyle, as more fully described in Note 3, Changes in Operations, and Note 9, Long-Term Debt, to our Consolidated Financial Statements included elsewhere in this Annual Report.
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
In connection with the funding of the RailAmerica acquisition described above, on September 19, 2012, we issued 2,300,000 5.00% TEUs. Each TEU initially consisted of a prepaid stock purchase contract (Purchase Contract) and a senior amortizing note due October 1, 2015 (Amortizing Note) issued by us, which had an initial principal amount of $14.1023 per Amortizing Note. As of December 31, 2014, the Amortizing Notes had an aggregate principal amount of $11.2 million. On each January 1, April 1, July 1 and October 1, we are required to pay holders of Amortizing Notes equal quarterly installments of $1.25 per Amortizing Note (except for the January 1, 2013 installment payment, which was $1.4167 per Amortizing Note), which cash payments in the aggregate will be equivalent to a 5.00% cash payment per year with respect to each $100 stated amount of the TEUs. Each installment constitutes a payment of interest (at an annual rate of 4.50%) and a partial repayment of principal on the Amortizing Note. The Amortizing Notes have a scheduled final installment payment date of October 1, 2015. If we elect to settle the Purchase Contracts early, holders of the Amortizing Notes will have the right to require us to repurchase such holders' Amortizing Notes, except in certain circumstances as described in the indenture governing the Amortizing Notes.

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
Cash Repatriation
At December 31, 2014, we had cash and cash equivalents totaling $59.7 million, of which $10.0 million was held in our foreign subsidiaries. We file a consolidated United States federal income tax return that includes all of our United States subsidiaries. Each of our foreign subsidiaries files income tax returns in each of its respective countries. No provision is made for the United States income taxes applicable to the undistributed earnings of controlled foreign subsidiaries as it is the intention of management to fully utilize those earnings in the operations of foreign subsidiaries. If the earnings were to be distributed in the future, those distributions may be subject to United States income taxes (appropriately reduced by available foreign tax credits) and withholding taxes payable to various foreign countries; however, the amount of the tax and credits is not practicable to determine. The amount of undistributed earnings of our controlled foreign subsidiaries as of December 31, 2014 was $305.2 million.
Credit Agreement
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
The $625.0 million revolving credit facility under the Amended and Restated Credit Agreement includes flexible sub-limits for revolving loans denominated in United States dollars, Australian dollars, Canadian dollars and Euros, with the ability to reallocate commitments among the sub-limits, provided that the total amount of all Australian dollar, Canadian dollar and Euro sub-limits cannot exceed a combined $400.0 million. In addition, under the Amended and Restated Credit Agreement, the existing swingline credit facility portion of the revolving credit facility available under the United States dollar-denominated revolving credit facility increased to $50.0 million.
The Amended and Restated Credit Agreement provides that borrowings under the revolving credit facility may be denominated in United States dollars, Australian dollars, Canadian dollars and Euros. At our election, at the time of entering into specific borrowings, interest on borrowings is calculated under a "Base Rate" or "LIBOR/BBSW/BA Rate." LIBOR is the London Interbank Offered Rate. BBSW is the Bank Bill Swap Reference Rate within Australia, which we believe is generally considered the Australian equivalent to LIBOR. BA is the bankers' acceptance CDOR rate, which we believe is generally considered the Canadian equivalent to LIBOR. The applicable borrowing spread for the Base Rate loans was initially 0.75% over the base rate, and, following our first quarterly compliance certificate ranges from 0.0% to 1.0% depending upon our total leverage ratio. The applicable borrowing spread for LIBOR/BBSW Rate loans, was initially 1.75% over the LIBOR or BBSW, and, following our first quarterly compliance certificate ranges from 1.0% to 2.0% depending upon our total leverage ratio.
In addition to paying interest on any outstanding borrowings under the Amended and Restated Credit Agreement, we are required to pay a commitment fee on the unutilized portion of the commitments under the revolving credit facility. The commitment fee rate was initially 0.3%, and, following our first quarterly compliance certificate ranges from 0.2% to 0.3% depending upon our total leverage ratio.

In connection with the Amended and Restated Credit Agreement, we wrote-off $4.6 million of unamortized deferred financing fees and capitalized an additional $3.7 million of new fees. Deferred financing costs are amortized as additional interest expense over the terms of the related debt using the effective-interest method for the term loan debt and the straight-line method for the revolving credit facility.
Since entering into Amendment No. 2, we made prepayments on our United States term loan of $113.0 million and prepayments on our Australian term loan of A$53.0 million (or $47.0 million at the exchange rates on the dates the payments were made). As of December 31, 2014, we had outstanding term loans of $1.4 billion with an interest rate of 1.67% and A$163.8 million (or $133.9 million at the exchange rate on December 31, 2014) with an interest rate of 4.19%.
The United States dollar-denominated and Australian dollar-denominated term loans will amortize in quarterly installments commencing with the quarter ending September 30, 2015, with the remaining principal balance payable upon maturity, as set forth below (dollars in thousands):

	Quarterly Payment Date	Principal Amount of Each Quarterly Installment
United States:	September 30, 2015 through June 30, 2017		$19,000
	September 30, 2017 through March 31, 2019		$38,000
	Maturity date - May 31, 2019		$989,000

Australia:	September 30, 2015 through June 30, 2017	A$	2,710
	September 30, 2017 through March 31, 2019	A$	5,420
	Maturity date - May 31, 2019	A$	104,180
As of December 31, 2014, our usage under our $625.0 million revolving credit facility consisted of $43.2 million in borrowings, $2.6 million in letter of credit guarantees and $579.2 million of unused borrowing capacity. As of December 31, 2014, we had outstanding revolving loans of $11.0 million in United States dollar-denominated borrowings with an interest rate of 1.67%, A$8.0 million in an Australian dollar-denominated swingline loan (or $6.5 million at the exchange rate on December 31, 2014) with an interest rate of 6.44%, which was subsequently paid in January 2015, C$24.0 million in Canadian dollar-denominated borrowings (or $20.7 million at the exchange rate on December 31, 2014) with an interest rate of 2.79% and €4.1 million in Euro-denominated borrowings (or $5.0 million at the exchange rate on December 31, 2014) with an interest rate of 1.51%.
The Amended and Restated Credit Agreement contains a number of customary affirmative and negative covenants, which are substantially consistent with the terms of the credit agreement prior to giving effect to Amendment No. 2, with respect to which we must maintain compliance. Those covenants, among other things, limit or prohibit our ability, subject to certain exceptions, to incur additional indebtedness; create liens; make investments; pay dividends on capital stock or redeem, repurchase or retire capital stock; consolidate or merge or make acquisitions or dispose of assets; enter into sale and leaseback transactions; engage in any business unrelated to the business currently conducted by us; sell or issue capital stock of any of our restricted subsidiaries; change our fiscal year; enter into certain agreements containing negative pledges and upstream limitations and engage in certain transactions with affiliates. Under the Amended and Restated Credit Agreement, we may not have an interest coverage ratio less than 3.50 to 1.00 as of the last day of any fiscal quarter. Under the Amended and Restated Credit Agreement, we may not exceed specified maximum total leverage ratios which were modified by Amendment No. 2, as described in the following table:

Period	Maximum Total Leverage Ratio
May 27, 2014 through June 30, 2015	4.25 to 1.00
July 1, 2015 through June 30, 2016	3.75 to 1.00
July 1, 2016 through May 31, 2019	3.50 to 1.00
As of December 31, 2014, we were in compliance with the covenants under the Amended and Restated Credit Agreement, including the maximum total leverage covenant noted above.

The existing term loans and loans under the revolving credit facility are guaranteed by substantially all of our United States subsidiaries for the United States guaranteed obligations and by substantially all of our foreign subsidiaries for the foreign guaranteed obligations. The Amended and Restated Credit Agreement is collateralized by a substantial portion of our real and personal property assets of our domestic subsidiaries that have guaranteed the United States obligations under the credit agreement and a substantial portion of the personal property assets of our foreign subsidiaries that have guaranteed the foreign obligations under the credit agreement.
On October 1, 2012, we entered into the Credit Agreement which included a $425.0 million revolving credit facility, a $1.6 billion United States term loan, a C$24.6 million (or $25.0 million at the exchange rate on October 1, 2012) Canadian term loan and an A$202.9 million (or $210.0 million at the exchange rate on October 1, 2012) Australian term loan with a maturity date of October 1, 2017.
In March 2013, we prepaid in full the remaining balance on the Canadian term loan, which resulted in the write-off of unamortized deferred financing costs of $0.5 million. In addition, during the year ended December 31, 2013, we made prepayments of $79.0 million and scheduled quarterly principal payments totaling $63.7 million on the United States term loan. During the year ended December 31, 2013, we made prepayments of A$24.0 million (or $23.6 million at the average exchange rates during the periods in which paid) and scheduled quarterly principal payments totaling A$8.1 million (or $7.7 million at the average exchange rates during the periods in which paid) on the Australian term loan.
TEUs
As discussed above in "RailAmerica Acquisition and Related Financing," each TEU consists of an Amortizing Note due October 1, 2015, with an initial principal amount of $14.1023 per Amortizing Note. As of December 31, 2014, the Amortizing Notes had an aggregate principal amount of $11.2 million. On each January 1, April 1, July 1 and October 1, we are required to pay holders of Amortizing Notes equal quarterly installments of $1.25 per Amortizing Note (except for the January 1, 2013 installment payment, which was $1.4167 per Amortizing Note), which cash payments in the aggregate will be equivalent to a 5.00% cash payment per year with respect to each $100 stated amount of the TEUs. Each installment constitutes a payment of interest (at an annual rate of 4.50%) and a partial repayment of principal on the Amortizing Note. The Amortizing Notes have a scheduled final installment payment date of October 1, 2015. If we elect to settle the Purchase Contracts early, holders of the Amortizing Notes will have the right to require us to repurchase such holders' Amortizing Notes, except in certain circumstances as described in the indenture governing the Amortizing Notes.
Non-Interest Bearing Loan
In 2010, as part of the acquisition of FreightLink Pty Ltd, Asia Pacific Transport Pty Ltd and related corporate entities (FreightLink Acquisition), we assumed debt with a carrying value of A$1.8 million (or $1.7 million at the exchange rate on December 1, 2010), which represented the fair value of an A$50.0 million (or $48.2 million at the exchange rate on December 1, 2010) non-interest bearing loan due in 2054. As of December 31, 2014, the carrying value of the loan was A$2.5 million (or $2.0 million at the exchange rate on December 31, 2014) with a non-cash imputed interest rate of 8.0%.

Equipment and Property Leases
We enter into operating leases for railcars, locomotives and other equipment as well as real property. We also enter into agreements with other railroads and other third parties to operate over certain sections of their track and pay a per car fee to use the track or make an annual lease payment. The costs associated with operating leases are expensed as incurred.
The number of railcars and locomotives leased by us as of December 31, 2014 and 2013 was as follows:

	December 31,
	2014	2013
Railcars	18,583	17,718
Locomotives	162	100
Our operating lease expense for equipment and real property leases and expense for the use of other railroad and other third parties' track for the years ended December 31, 2014, 2013 and 2012 was as follows (2012 excludes lease expense related to RailAmerica's equipment and real property leases and trackage rights expense included in equity earnings for the period from October 1, 2012 to December 28, 2012) (dollars in thousands):

	2014	2013	2012
Equipment	$29,462	$32,050	$13,386
Real property	$8,361	$8,062	$5,055
Trackage rights	$53,783	$50,911	$28,250
We are party to several lease agreements with Class I carriers and other third parties to operate over various rail lines in North America, with varied expirations. Certain of these lease agreements have annual lease payments. Revenues from railroads we lease from Class I carriers and other third parties accounted for approximately 9% of our 2014 total revenues. Leases from Class I railroads and other third parties that are subject to expiration in each of the next 10 years represent less than 3% of our annual revenues in the year of expiration based on our operating revenues for the year ended December 31, 2014.
Shelf Registration
We have an effective shelf registration statement on file with the SEC for an indeterminate number of securities that is effective for three years (expires September 12, 2015), around which time we expect to be able to file an automatic shelf registration statement that would become immediately effective for another three-year term. Under this universal shelf registration statement, we have the capacity to offer and sell from time to time securities, including common stock, debt securities, preferred stock, warrants and units.
Grants from Outside Parties
Our railroads have received a number of project grants from federal, provincial, state and local agencies and other outside parties (e.g., customers) for upgrades and construction of rail lines and upgrades of locomotives. We use the grant funds as a supplement to our normal capital programs. In return for the grants, the railroads pledge to maintain various levels of service and improvements on the rail lines that have been upgraded or constructed. We believe the levels of service and improvements required under the grants are reasonable. However, we can offer no assurance that grants from outside parties will continue to be available or that, even if available, our railroads will be able to obtain them.

Insurance and Third-Party Claims
Accounts receivable from insurance and other third-party claims was $26.9 million and $31.6 million as of December 31, 2014 and 2013, respectively. Accounts receivable from insurance and other third-party claims at December 31, 2014 included $15.7 million from our North American & European Operations and $11.3 million from our Australian Operations. The balance from our North American & European Operations resulted predominately from our anticipated insurance recoveries associated with a derailment in Alabama (the Aliceville Derailment) in November 2013. The balance from our Australian Operations resulted from our anticipated insurance recoveries associated with derailments in Australia in 2012. We received proceeds from insurance totaling $13.6 million, $11.1 million and $21.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. During the year ended December 31, 2012, we recorded gain on insurance recoveries totaling $5.8 million primarily related to a business interruption claim related to a derailment in Australia in December 2011.
2015 Budgeted Capital Expenditures
The following table sets forth our budgeted capital expenditures for the year ending December 31, 2015 (dollars in thousands):

Budgeted Capital Expenditures:	2015
Track and equipment, self-funded	$219,000
Track and equipment, subject to third-party funding	98,000
New business development	37,000
Grants from outside parties	(77,000)
Net budgeted capital expenditures	$277,000
Our budgeted capital expenditures for the year ending December 31, 2015 include $39 million of capital expenditures for our Australian Operations, including $24 million in capital expenditures for new business development.
We have historically relied primarily on cash generated from operations to fund working capital and capital expenditures relating to ongoing operations, while relying on borrowed funds and stock issuances to finance acquisitions and new investments. We believe our cash flow from operations will enable us to meet our liquidity and capital expenditure requirements relating to ongoing operations for at least the duration of our Amended and Restated Credit Agreement.
Contractual Obligations and Commercial Commitments
Based on our assessment of the underlying provisions and circumstances of our material contractual obligations and commercial commitments as of December 31, 2014, there is no known trend, demand, commitment, event or uncertainty that is reasonably likely to occur that would have a material adverse effect on our consolidated results of operations, financial condition or liquidity.

The following table represents our obligations and commitments for future cash payments under various agreements as of December 31, 2014 (dollars in thousands):

	Payments Due By Period
Contractual Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$1,642,794	$65,496	$213,214	$1,323,224	$40,860
Interest on long-term debt (2)	115,339	29,699	54,316	31,307	17
Derivative instruments (3)	4,711	2,249	2,462	—	—
Capital lease obligations	12,095	1,996	9,907	49	143
Operating lease obligations	219,920	30,570	41,644	26,237	121,469
Purchase obligations (4)	19,417	19,417	—	—	—
Other long-term liabilities (5)	23,973	1,093	3,113	642	19,125
Total	$2,038,249	$150,520	$324,656	$1,381,459	$181,614

(1)
Includes an A$50.0 million (or $40.9 million at the exchange rate on December 31, 2014) non-interest bearing loan due in 2054 assumed in the acquisition of FreightLink with a carrying value of A$2.5 million (or $2.0 million at the exchange rate on December 31, 2014).

(2)	Assumes no change in variable interest rates from December 31, 2014.

(3)	Includes the fair value of our interest rate swaps of $4.7 million.

(4)	Includes purchase commitments for future capital expenditures among our existing operations.

(5)
Includes deferred compensation of $11.9 million, estimated casualty obligations of $5.0 million and certain other long-term liabilities of $0.8 million. In addition, the table includes estimated post-retirement medical and life insurance benefits of $5.8 million and our 2015 estimated contributions of $0.5 million to our pension plans.

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
Our off-balance sheet arrangements as of December 31, 2014 consisted of operating lease obligations, which are included in the contractual obligations table above.
Impact of Foreign Currencies on Operating Revenues and Expenses
When comparing the effects on revenues of average foreign currency exchange rates in effect during the year ended December 31, 2014 versus the year ended December 31, 2013, foreign currency translation had an overall negative impact on our consolidated operating revenues due to the weakening of the Australian and Canadian dollars relative to the United States dollar in the year ended December 31, 2014. Currency effects related to operating revenues and expenses are presented within the discussion of these respective items included within this "Management's Discussion and Analysis of Financial Condition and Results of Operations."
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

Business Combinations
We account for businesses we acquire using the acquisition method of accounting. Under this method, all acquisition-related costs are expensed as incurred. We record the underlying net assets at their respective acquisition-date fair values. As part of this process, we identify and attribute values and estimated lives to property and equipment and intangible assets acquired. These determinations involve significant estimates and assumptions, including those with respect to future cash flows, discount rates and asset lives, and therefore require considerable judgment. These determinations affect the amount of depreciation and amortization expense recognized in future periods. The results of operations of acquired businesses are included in our consolidated statements of operations beginning on the respective business's acquisition date.
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
When assessing spending for classification among capital or expense, we evaluate the substance of the respective spending. For example, costs incurred to modify a railroad bridge, either through individual projects or pre-established multi-year programs, which substantially upgrade the bridge's capacity to carry increased loads and/or to allow for a carrying speed beyond the original or existing capacity of the bridge, are capitalized. However, costs for replacement of routinely wearable bridge components, such as plates or bolts, are expensed as incurred. Other than a de minimis threshold under which costs are expensed as incurred, we do not apply pre-defined capitalization thresholds when assessing spending for classification among capital or expense.
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
The following table sets forth our total net capitalized major renewals and improvements versus our total maintenance and repair expense for the years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

	2014	2013	2012
Gross capitalized major renewals and improvements	$205,360	$220,529	$116,222
Grants from outside parties	(27,980)	(33,913)	(39,632)
Net capitalized major renewals and improvements	$177,380	$186,616	$76,590
Total repairs and maintenance expense	$334,848	$328,991	$180,282

We depreciate our property and equipment using the straight-line method over the useful lives of the property and equipment. The following table sets forth the estimated useful lives of our major classes of property and equipment:

	Estimated Useful Life (in Years)
Property:	Minimum	Maximum
Buildings and leasehold improvements (subject to term of lease)	2	40
Bridges/tunnels/culverts	20	50
Track property	5	50

Equipment:
Computer equipment	2	10
Locomotives and railcars	2	30
Vehicles and mobile equipment	2	10
Signals and crossing equipment	4	30
Track equipment	2	20
Other equipment	2	20

We continually evaluate whether events and circumstances have occurred that indicate that the carrying amounts of our long-lived tangible assets may not be recoverable. When factors indicate that an asset or asset group may not be recoverable, we use an estimate of the related undiscounted future cash flows over the remaining life of such asset or asset group in measuring whether or not impairment has occurred. If we identify impairment of an asset, we would report a loss to the extent that the carrying value of the related asset exceeds the fair value of such asset, as determined by valuation techniques applicable in the circumstances. Losses from impairment of assets are charged to net (gain)/loss on sale and impairment of assets within operating expenses.
Gains or losses on sales, including sales of assets removed during track and equipment upgrade projects, or losses incurred through other dispositions, such as unanticipated retirement or destruction, are credited or charged to net (gain)/loss on sale and impairment of assets within operating expenses. Gains are recorded when realized if the sale value exceeds the remaining carrying value of the respective property and equipment. If the estimated salvage value is less than the remaining carrying value, we record the loss incurred equal to the respective asset's carrying value less salvage value. There were no material losses incurred through other dispositions from unanticipated or unusual events in the years ended December 31, 2014, 2013 or 2012.
Grants from Outside Parties
Grants from outside parties are recorded as deferred revenue within deferred items - grants from outside parties, and are amortized as a reduction to depreciation expense over the same period during which the associated assets are depreciated.
Goodwill and Indefinite-Lived Intangible Assets
We review the carrying values of goodwill and identifiable intangible assets with indefinite lives at least annually to assess impairment since these assets are not amortized. If the carrying amount of the asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. We perform our annual impairment test as of November 30 of each year, and no impairment was recognized for the years ended December 31, 2014, 2013 and 2012, as a result of our annual impairment test. Additionally, we review the carrying value of any indefinite-lived intangible asset or goodwill whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The determination of fair value involves significant management judgment including assumptions about operating results, business plans, income projections, anticipated future cash flows and market data. Impairments are expensed when incurred and are charged to net (gain)/loss on sale and impairment of assets within operating expenses.
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
Derailment and Property Damages, Personal Injuries and Third-Party Claims
We maintain liability and property insurance coverage to mitigate the financial risk of providing rail and rail-related services. Incidents involving entities previously owned by RailAmerica that occurred prior to our August 1, 2013 insurance renewal are insured under RailAmerica's legacy liability and property insurance policies. Our primary liability policies currently have self-insured retentions of up to $2.5 million per occurrence. RailAmerica's prior primary liability policies' self-insured retentions were as high as $4.0 million per occurrence. With respect to the transportation of hazardous commodities, our liability policies cover third-party claims and damages associated with sudden releases of hazardous materials, including expenses related to evacuation, as a result of a railroad accident. Personal injuries associated with grade crossing accidents are also covered under our liability policies. Our property policies cover property and equipment that we own, and property in our care, custody and control and have various self-insured retentions, which vary based on type and location of the incident, of up to $1.0 million per occurrence, except in Australia where our self-insured retention for property damage due to a cyclone or flood is A$2.5 million. RailAmerica's property damage policies previously had self-insured retentions of up to $1.5 million per occurrence. The property policies also provide business interruption insurance arising from covered events. The self-insured retentions under our policies may change with each annual insurance renewal depending on our loss history, the size and make-up of our company and general insurance market conditions.

Employees of our United States railroads are covered by the Federal Employers' Liability Act (FELA), a fault-based system under which claims resulting from injuries and deaths of railroad employees are settled by negotiation or litigation. FELA-related claims are covered under our liability policies. Employees of our industrial switching, transloading and railroad construction businesses are covered under workers' compensation policies.
Accruals for FELA claims by our railroad employees and third-party personal injury or other claims are recorded in the period when such claims are determined to be probable and estimable. These estimates are updated in future periods as information develops.
Stock-Based Compensation
The Compensation Committee of our Board of Directors (Compensation Committee) has discretion to determine grantees, grant dates, amounts of grants, vesting and expiration dates for stock-based compensation awarded to our employees under our Second Amended and Restated 2004 Omnibus Incentive Plan (the Omnibus Plan). The Omnibus Plan permits the issuance of stock options, restricted stock, restricted stock units and any other form of award established by the Compensation Committee, in each case consistent with the Omnibus Plan's purpose. Under the terms of the awards, equity grants for employees generally vest over three years and equity grants for directors vest over their respective remaining terms as directors.
The grant date fair value of non-vested shares, less estimated forfeitures, is recorded to compensation expense on a straight-line basis over the vesting period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model and straight-line amortization of compensation expense is recorded over the requisite service period of the grant. Two assumptions in the Black-Scholes pricing model require management judgment: the life of the option and the volatility of the stock over the life of the option. The assumption for the life of the option is based on historical experience and is estimated for each grant. The assumption for the volatility of the stock is based on a combination of historical and implied volatility. The fair value of our restricted stock and restricted stock units is based on the closing market price of our Class A Common Stock on the date of grant. The grant date fair value of performance-based restricted stock units is estimated on the date of grant using the Monte Carlo simulation model and straight-line amortization of compensation expense is recorded over the requisite service period of the grant. Three assumptions in the Monte Carlo simulation model require management judgment: volatility of our Class A Common Stock, volatility of the stock of the members of the two peer groups and the correlation coefficients between our stock price and the stock price of the peer groups. Volatility is based on a combination of historical and implied volatility. The correlation coefficients are calculated based upon the historical price data used to calculate the volatilities.
For the year ended December 31, 2014, total compensation cost from stock-based awards was $12.7 million. As of December 31, 2014, the compensation cost related to non-vested awards not yet recognized was $17.7 million, which will be recognized over the next 3 years with a weighted average period of 1.3 years. The total income tax benefit recognized in the consolidated statement of operations for stock-based awards was $4.4 million for the year ended December 31, 2014.
For the year ended December 31, 2013, compensation cost from stock-based awards was $11.7 million. We also recorded an additional $5.1 million of costs from the acceleration of stock-based awards for certain terminated employees related to the integration of RailAmerica. The total income tax benefit recognized in the consolidated statement of operations for stock-based awards was $5.3 million for the year ended December 31, 2013.
For the year ended December 31, 2012, compensation cost from stock-based awards was $7.9 million. The Company also recorded an additional $4.1 million of costs from the acceleration of stock-based awards for terminated RailAmerica employees. The total income tax benefit recognized in the consolidated statement of operations for stock-based awards was $4.5 million for the year ended December 31, 2012.

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
Other Uncertainties
Our operations and financial condition are subject to certain risks that could cause actual operating and financial results to differ materially from those expressed or forecasted in our forward-looking statements. For a complete description of our general risk factors including risk factors of foreign operations, see "Part I. Item 1A. Risk Factors" in this Annual Report.
Management believes that full consideration has been given to all relevant circumstances to which we may be currently subject, and the consolidated financial statements accurately reflect management's best estimate of our results of operations, financial condition and liquidity for the years presented.
Recently Issued Accounting Standards
See Note 20, Recently Issued Accounting Standards, to our Consolidated Financial Statements included elsewhere in this Annual Report.

ITEM 7A.     Quantitative and Qualitative Disclosures About Market Risk.
We actively monitor our exposure to interest rate and foreign currency exchange rate risks and use derivative financial instruments to manage the impact of these risks. We use derivatives only for purposes of managing risk associated with underlying exposures. We do not trade or use such instruments with the objective of earning financial gains from interest rate or exchange rate fluctuations, nor do we use derivative instruments where there are no underlying exposures. Complex instruments involving leverage or multipliers are not used. We manage our hedging positions and monitor the credit ratings of counterparties and do not anticipate losses due to counterparty nonperformance. Management believes that our use of derivative instruments to manage risk is in our best interest. However, our use of derivative financial instruments may result in short-term gains or losses and increased earnings volatility.
Interest Rate Risk & Risk Sensitivity
Our interest rate risk results from variable interest rate debt obligations, where an increase in interest rates would result in lower earnings and increased cash outflows. The following table presents principal cash flows from our debt obligations, related weighted average annual interest rates by expected maturity dates and estimated fair values as of December 31, 2014 (dollars in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Fixed rate debt:
Tangible Equity Units	$11,184	$—	$—	$—	$—	$—	$11,184	$11,233
Other debt (1)	7,341	2,179	8,796	317	25	41,003	59,661	20,172
Average annual interest rate	7.3%	7.9%	8.0%	8.0%	8.0%	8.0%	7.8%
Variable rate debt:
Revolving credit facility:
Australia	$6,538	$—	$—	$—	$—	$—	$6,538	$6,538
Canada	—	—	—	—	20,688	—	20,688	20,799
Europe	—	—	—	—	4,961	—	4,961	4,967
United States	—	—	—	—	11,000	—	11,000	11,000
Term loans:
Australia	4,429	8,858	13,288	17,717	89,565	—	133,857	133,900
United States	38,000	76,000	114,000	152,000	1,027,000	—	1,407,000	1,402,950
Average annual interest rate	2.4%	3.3%	3.8%	3.9%	4.0%	0.0%	3.9%
Total	$67,492	$87,037	$136,084	$170,034	$1,153,239	$41,003	$1,654,889	$1,611,559
(1) Includes an A$50.0 million (or $40.9 million at the exchange rate on December 31, 2014) non-interest bearing loan due in 2054 assumed in the acquisition of FreightLink with a carrying value of A$2.5 million (or $2.0 million at the exchange rate on December 31, 2014) with an imputed interest rate of 8.0%.
The variable interest rates presented in the table above are based on the implied forward rates in the yield curve for borrowings denominated using United States LIBOR, Canada BA, Australia BBSW and Euro LIBOR (as of December 31, 2014). The borrowing margin is composed of a weighted average of 1.50% for United States, Australian, Canadian and European borrowings under our credit agreement. To the extent not mitigated by interest rate swap agreements, based on the table above, assuming a one percentage point increase in market interest rates, annual interest expense on our variable rate debt would increase by approximately $4.8 million. Furthermore, if we were to refinance all of our debt obligations in the current environment, we believe we would incur interest rates no worse, and potentially better, than our current rates.
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
Since our long-term debt is not quoted, fair value was estimated using a discounted cash flow analysis based on Level 2 inputs, including borrowing rates we believe are currently available to us for loans with similar terms and maturities. Primary inputs into the model that will cause the fair value of our debt to fluctuate period-to-period include the fixed interest rates, the future interest rates, credit risk and the remaining time to maturity of the debt obligations.
We use interest rate swap agreements to manage our exposure to the changes in interest rates on our variable rate debt. These swap agreements are recorded in the consolidated balance sheets at fair value. We estimated the fair value of our interest rate swap agreements based on Level 2 valuation inputs, including fixed interest rates, LIBOR implied forward interest rates, credit risk and the remaining time to maturity. Changes in the fair value of the swap agreements are recorded in net income or other comprehensive income/(loss), based on whether the agreements are designated as part of a hedge transaction and whether the agreements are effective in offsetting the change in the value of the future interest payments attributable to the underlying portion of our variable rate debt. Interest payments accrued each reporting period for these interest rate swaps are recognized in interest expense. We formally document our hedge relationships, including identifying the hedge instruments and hedged items, as well as our risk management objectives and strategies for entering into the hedge transaction.
The following table summarizes the terms of our outstanding interest rate swap agreements entered into to manage our exposure to changes in interest rates on our variable rate debt (dollars in thousands):

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

On November 9, 2012, we entered into multiple 10-year forward starting interest rate swap agreements to manage our exposure to changes in interest rates on our variable rate debt. It remains probable that we will either issue $300.0 million of fixed-rate debt or have $300.0 million of variable-rate debt under our commercial banking lines. The forward starting interest rate swap agreements are expected to settle in cash on September 30, 2016. We expect any gains or losses on settlement will be amortized over the life of the respective swaps.
The following table summarizes our interest rate swap agreements that expired during 2014 and 2013 (dollars in thousands):

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

Our effectiveness testing during the years ended December 31, 2014, 2013 and 2012 resulted in no amount of gain or loss reclassified from accumulated other comprehensive (loss)/income into earnings due to ineffectiveness. During the years ended December 31, 2014, 2013 and 2012, $2.4 million, $4.1 million and $4.2 million, respectively, of existing net losses associated with our interest rate swaps were realized and recorded as interest expense in the consolidated statements of operations. Based on the fair value of these interest rate swaps as of December 31, 2014, we expect to reclassify $2.2 million of net losses that are reported in accumulated other comprehensive (loss)/income into earnings within the next 12 months. See Note 10, Derivative Financial Instruments, and Note 16, Accumulated Other Comprehensive Income/(Loss), to our Consolidated Financial Statements included elsewhere in this Annual Report, for additional information regarding our cash flow hedges.
Foreign Currency Exchange Rate Risk
As of December 31, 2014, our foreign subsidiaries had $168.3 million of third-party debt denominated in the local currencies in which our foreign subsidiaries operate, including the Australian dollar, Canadian dollar and Euro. The debt service obligations associated with this foreign currency debt are generally funded directly from those foreign operations. As a result, foreign currency risk related to this portion of our debt service payments is limited. However, in the event the foreign currency debt service is not paid by our foreign operations and is paid by United States subsidiaries, we may face exchange rate risk if the Australian dollar, Canadian dollar or the Euro were to appreciate relative to the United States dollar and require higher United States dollar equivalent cash.
We are also exposed to foreign currency exchange rate risk related to our foreign subsidiaries, including non-functional currency intercompany debt, typically associated with intercompany debt from our United States subsidiaries to our foreign subsidiaries, associated with acquisitions and any timing difference between announcement and closing of an acquisition of a foreign business. To mitigate currency exposures related to non-functional currency denominated intercompany debt, cross-currency swap contracts may be entered into for periods consistent with the underlying debt. In determining the fair value of the derivative contract, the significant inputs to valuation models are quoted market prices of similar instruments in active markets. To mitigate currency exposures of non-United States dollar-denominated acquisitions, we may enter into foreign exchange forward contracts. Although cross-currency swap and foreign exchange forward derivative contracts used to mitigate exposures on foreign currency intercompany debt do not qualify for hedge accounting, we believe that such instruments are closely correlated with the underlying exposure, thus reducing the associated risk. The gains or losses from changes in the fair value of derivative instruments that do not qualify for hedge accounting are recognized in current period earnings within other income, net.
To mitigate the foreign currency exchange rate risk related to a non-functional currency intercompany loan between the United States and Australian entities, on November 29, 2012, we entered into two Australian dollar/United States dollar floating to floating cross-currency swap agreements (the Swaps), effective December 3, 2012 and originally set to expire on December 1, 2014. On May 23, 2014, the intercompany loan was repaid and we terminated the Swaps. In connection with the termination, we paid A$105.0 million and received $108.9 million. The Swaps required us to pay Australian dollar BBSW plus 3.25% based on a notional amount of A$105.0 million and allowed us to receive United States LIBOR plus 2.82% based on a notional amount of $109.6 million on a quarterly basis.
The following table summarizes the impact of these foreign currency financial instruments on our statement of operations for the years ended December 31, 2014 and 2013 (dollars in thousands):

		Amount Recognized in Earnings
	Location of Amount Recognized in Earnings	2014	2013
Settlements under cross-currency swap	Interest (expense)/income	$(1,184)	$(2,696)
Mark-to-market of intercompany debt	Other income/(expense), net	15,970	(15,517)
Mark-to-market of cross-currency swap	Other (expense)/income, net	(16,056)	15,944
		$(1,270)	$(2,269)

The following table presents our financial instruments that are carried at fair value using Level 2 inputs at December 31, 2014 and 2013 (dollars in thousands):

	2014	2013
Financial instruments carried at fair value using Level 2 inputs:
Interest rate swap agreements	$136	$36,987
Cross-currency swap agreements	—	16,056
Total financial assets carried at fair value	136	53,043
Interest rate swap agreements	$4,711	$2,439
Total financial liabilities carried at fair value	$4,711	$2,439
Sensitivity to Diesel Fuel Prices
We are exposed to fluctuations in diesel fuel prices since an increase in the price of diesel fuel would result in lower earnings and cash outflows. In the year ended December 31, 2014, fuel costs for fuel used in operations represented 12.2% of our total operating expenses. As of December 31, 2014, we had not entered into any hedging transactions to manage this diesel fuel risk. We receive fuel surcharges and other rate adjustments that partially offset the impact of higher fuel prices. As of December 31, 2014, each one percentage point change in the price of diesel fuel would result in a $1.3 million change in our annual income from operations to the extent not offset by higher fuel surcharges and/or rates.
ITEM 8.    Financial Statements and Supplementary Data.
The financial statements and supplementary financial data required by this item are listed under Part IV. Item 15 following the signature page hereto and are incorporated by reference herein.
ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
ITEM 9A.     Controls and Procedures.
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014 to accomplish their objectives at the reasonable assurance level.
There were no changes in the Company's internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. Management based this assessment on criteria for effective internal control over financial reporting described in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's internal controls over financial reporting, established and maintained by management, are under the general oversight of the Company's Audit Committee. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operating effectiveness of our internal control over financial reporting.
Based on this assessment, management determined that, as of December 31, 2014, we maintained effective internal control over financial reporting.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Annual Report on Form 10-K, has audited the effectiveness of the Company's internal control over financial reporting as stated in their report, which is included herein under "Part IV. Item 15. Exhibits, Financial Statements and Schedules."

ITEM 9B.     Other Information.
None.
PART III
ITEM 10.     Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated herein by reference to our proxy statement to be filed within 120 days after the end of our fiscal year in connection with the Annual Meeting of the Stockholders of G&W to be held on May 12, 2015, under "Proposal One: Election of Directors," "Executive Officers," and "Corporate Governance."
We have adopted a Code of Ethics and Conduct that applies to all directors, officers and employees, including our Chief Executive Officer, our Chief Financial Officer, and our Chief Accounting Officer and Global Controller. The Code of Ethics and Conduct is available on the Governance page of the Company's Internet website at www.gwrr.com. We will post any amendments to the Code of Ethics and Conduct and any waivers that are required to be disclosed by the rules of either the SEC or the NYSE on our Internet website within the required time period.
ITEM 11.     Executive Compensation.
The information required by this Item is incorporated herein by reference to our proxy statement to be filed within 120 days after the end of our fiscal year in connection with the Annual Meeting of the Stockholders of G&W to be held on May 12, 2015, under "Executive Compensation," including the "Compensation Discussion and Analysis," "Compensation Committee Report," and "Summary Compensation Table" sections, and "2014 Director Compensation."
ITEM 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth all of our securities authorized for issuance under our equity compensation plans as of December 31, 2014:

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options	(b) Weighted Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	983,280	$76.99	1,729,535
Equity compensation plans not approved by security holders	—	—	—
Total	983,280	$76.99	1,729,535
The remaining information required by this Item is incorporated herein by reference to our proxy statement to be filed within 120 days after the end of our fiscal year in connection with the Annual Meeting of the Stockholders of G&W to be held on May 12, 2015, under "Security Ownership of Certain Beneficial Owners and Management."
ITEM 13.     Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated herein by reference to our proxy statement to be filed within 120 days after the end of our fiscal year in connection with the Annual Meeting of the Stockholders of G&W to be held on May 12, 2015, under "Corporate Governance" and "Related Person Transactions."
ITEM 14.     Principal Accounting Fees and Services.
The information required by this Item is incorporated herein by reference to our proxy statement to be filed within 120 days after the end of our fiscal year in connection with the Annual Meeting of the Stockholders of G&W to be held on May 12, 2015, under "Proposal Three: Ratification of the Selection of Independent Auditors."

PART IV
ITEM 15.     Exhibits, Financial Statement Schedules.

DOCUMENTS FILED AS PART OF THIS FORM 10-K

(a)	FINANCIAL STATEMENTS
Genesee & Wyoming Inc. and Subsidiaries Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014,
2013 and 2012
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012
Notes to Consolidated Financial Statements
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
Consolidated Statements of Cash Flows for the Period October 1, 2012 (acquisition date) through December 28, 2012
Notes to Consolidated Financial Statements

(b)	EXHIBITS—See INDEX TO EXHIBITS filed herewith immediately following the signature page hereto, and which is incorporated herein by reference

(c)	FINANCIAL STATEMENT SCHEDULES—NONE

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 27, 2015	GENESEE & WYOMING INC.

		By:	/S/ JOHN C. HELLMANN
John C. Hellmann Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date	Title	Signature

February 27, 2015	Chairman of the Board of Directors	/S/ MORTIMER B. FULLER III
Mortimer B. Fuller III
February 27, 2015	Chief Executive Officer, President and Director (Principal Executive Officer)	/S/ JOHN C. HELLMANN
John C. Hellmann
February 27, 2015	Chief Financial Officer (Principal Financial Officer)	/S/ TIMOTHY J. GALLAGHER
Timothy J. Gallagher
February 27, 2015	Chief Accounting Officer (Principal Accounting Officer)	/S/ CHRISTOPHER F. LIUCCI
Christopher F. Liucci
February 27, 2015	Director	/S/ RICHARD H. ALLERT
Richard H. Allert
February 27, 2015	Director	/S/ RICHARD H. BOTT
Richard H. Bott
February 27, 2015	Director	/S/ ØIVIND LORENTZEN III
Øivind Lorentzen III
February 27, 2015	Director	/S/ ROBERT M. MELZER
Robert M. Melzer
February 27, 2015	Director	/s/ MICHAEL NORKUS
Michael Norkus
February 27, 2015	Director	/S/ ANN N. REESE
Ann N. Reese
February 27, 2015	Director	/s/ PHILIP J. RINGO
Philip J. Ringo
February 27, 2015	Director	/s/ MARK A. SCUDDER
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

(3)	(i) Articles of Incorporation

The Exhibit referenced under 4.1 hereof is incorporated herein by reference.

(ii) By-laws

3.1	Amended By-laws, effective as of August 19, 2004, is incorporated herein by reference to Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q filed on November 9, 2004 (File No. 001-31456).

(4)	Instruments defining the rights of security holders, including indentures

4.1	Restated Certificate of Incorporation is incorporated herein by reference to Annex II to the Registrant's Definitive Proxy Statement on Schedule 14A filed on April 15, 2011 (File No. 001-31456).

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

4.5	Form of Unit (included in Exhibit 4.5 hereof), is incorporated herein by reference to Exhibit 4(q) to the Registrant's Current Report on Form 8-K filed on September 19, 2012 (File No. 001-31456).

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

10.1
Memorandum of Lease between Minister for Transport and Urban Planning a Body Corporate Under the Administrative Arrangements Act, the Lessor and Australia Southern Railroad Pty Ltd., the Lessee, dated November 7, 1997, is incorporated herein by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K filed on March 31, 1998 (File No. 000-20847).

10.2
Share Sale Agreement dated February 14, 2006 by and among Genesee & Wyoming Inc., GWI Holdings Pty Ltd, Wesfarmers Limited, Wesfarmers Railroad Holdings Pty Ltd, Babcock & Brown WA Rail Pty Ltd, QRNational West Pty Ltd, Australia Southern Railroad Pty Ltd, Australia Western Railroad Pty Ltd and Australian Railroad Group Pty Ltd is incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on February 17, 2006 (File No. 001-31456).

10.3
Restated Genesee & Wyoming Inc. Employee Stock Purchase Plan, as Amended through September 27, 2006, is incorporated herein by reference to Exhibit 4.1(a) to the Registrant's Registration Statement on Form S-8 (Registration No. 333-09165) filed on November 3, 2006. **

10.4
Form of Senior Executive Continuity Agreement by and between Genesee & Wyoming Inc. and the Company Senior Executives is incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on November 8, 2007 (File No. 001-31456). **

10.5
Form of Executive Continuity Agreement by and between Genesee & Wyoming Inc. and the Company Executives is incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on November 8, 2007 (File No. 001-31456). **

10.6
Genesee & Wyoming Inc. Amended and Restated 2004 Deferred Compensation Plan for highly compensated employees and directors dated as of December 31, 2008 is incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 7, 2009 (File No. 001-31456).**

10.7
Employment Agreement dated as of May 30, 2007, and as amended and restated December 30, 2009, by and between Genesee & Wyoming Inc. and Mortimer B. Fuller III, together with Exhibit A (Waiver and General Release Agreement), is incorporated herein by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K filed on February 26, 2010 (File No. 001-31456). **

10.8
Sale Consent Deed by and among GWA (North) Pty Ltd., The Northern Territory of Australia, The Crown in right of the State of South Australia, The AustralAsia Railway Corporation, Asia Pacific Transport Pty Limited (Receivers and Managers Appointed) dated November 19, 2010, is incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 24, 2010 (File No. 001-31456).

10.9
Guarantee and Indemnity (GWA) by and between Genesee & Wyoming Australia Pty Ltd and The AustralAsia Railway Corporation dated November 19, 2010, is incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on November 24, 2010 (File No. 001-31456).

10.10
Second Amended and Restated 2004 Omnibus Incentive Plan is incorporated herein by reference to Annex I to the Registrant's Definitive Proxy Statement on Schedule 14A filed on April 15, 2011 (File No. 001-31456). **

10.11
Amendment No. 2, dated as of May 27, 2014, to the Senior Secured Syndicated Facility Agreement, dated as of October 1, 2012, among Genesee & Wyoming Inc., RP Acquisition Company Two, Quebec Gatineau Railway Inc., Genesee & Wyoming Australia Pty Ltd, Rotterdam Rail Feeding B.V., Bank of America, N.A., as administrative agent, and the agents, lenders and guarantors party thereto from time to time, is incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 30, 2014 (File No. 001-31456).

10.12
Form of Restricted Stock Award Notice for Directors under the Second Amended and Restated 2004 Omnibus Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on August 6, 2014 (File No. 001-31456). **

10.13
Form of Restricted Stock Unit Award Notice for Directors under the Second Amended and Restated 2004 Omnibus Plan is incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on August 6, 2014 (File No. 001-31456). **

10.14
Form of Restricted Stock Award Notice under the Second Amended and Restated 2004 Omnibus Plan is incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed on August 6, 2014 (File No. 001-31456). **

10.15
Form of Option Award Notice under the Second Amended and Restated 2004 Omnibus Plan is incorporated herein by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q filed on August 6, 2014 (File No. 001-31456). **

10.16
Form of Performance-Based Restricted Stock Unit Award Notice under the Second Amended and Restated 2004 Omnibus Plan is incorporated herein by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q filed on August 6, 2014 (File No. 001-31456). **

10.17
Form of Restricted Stock Award Notice for CEO under the Second Amended and Restated 2004 Omnibus Plan is incorporated herein by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q filed on August 6, 2014 (File No. 001-31456). **

10.18
Form of Option Award Notice for CEO under the Second Amended and Restated 2004 Omnibus Plan is incorporated herein by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q filed on August 6, 2014 (File No. 001-31456).**

10.19
Form of Performance-Based Restricted Stock Unit Award Notice for CEO under the Second Amended and Restated 2004 Omnibus Plan is incorporated herein by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q filed on August 6, 2014 (File No. 001-31456).**

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

*101
The following financial information from Genesee & Wyoming Inc.'s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL includes: (i) Consolidated Balance Sheets as of December 31, 2014 and 2013, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Changes in Equity for the Years Ended December 31, 2014, 2013 and 2012, (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012, and (vi) the Notes to Consolidated Financial Statements.

*	Exhibit filed or furnished with this Report.

**	Management contract or compensatory plan in which directors and/or executive officers are eligible to participate.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Genesee & Wyoming Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, cash flows and changes in equity present fairly, in all material respects, the financial position of Genesee & Wyoming Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP
Rochester, New York
February 27, 2015

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2014 and 2013
(dollars in thousands, except share amounts)

	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$59,727	$62,876
Accounts receivable, net	357,278	336,271
Materials and supplies	30,251	31,295
Prepaid expenses and other	24,176	41,766
Deferred income tax assets, net	76,994	76,122
Total current assets	548,426	548,330
PROPERTY AND EQUIPMENT, net	3,788,482	3,440,744
GOODWILL	628,815	630,462
INTANGIBLE ASSETS, net	587,663	613,933
DEFERRED INCOME TAX ASSETS, net	2,500	2,405
OTHER ASSETS, net	39,867	83,947
Total assets	$5,595,753	$5,319,821
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$67,398	$84,366
Accounts payable	290,746	242,010
Accrued expenses	106,094	130,132
Total current liabilities	464,238	456,508
LONG-TERM DEBT, less current portion	1,548,051	1,540,346
DEFERRED INCOME TAX LIABILITIES, net	908,852	863,051
DEFERRED ITEMS - grants from outside parties	279,286	267,098
OTHER LONG-TERM LIABILITIES	37,346	43,748
COMMITMENTS AND CONTINGENCIES
EQUITY:
Class A Common Stock, $0.01 par value, one vote per share; 180,000,000 shares authorized at December 31, 2014 and 2013; 65,632,309 and 64,584,102 shares issued and 52,938,267 and 51,934,137 shares outstanding (net of 12,694,042 and 12,649,965 shares in treasury) on December 31, 2014 and 2013, respectively	656	646
Class B Common Stock, $0.01 par value, ten votes per share; 30,000,000 shares authorized at December 31, 2014 and 2013; 1,020,485 and 1,608,989 shares issued and outstanding on December 31, 2014 and 2013, respectively	10	16
Additional paid-in capital	1,333,353	1,302,521
Retained earnings	1,319,639	1,058,884
Accumulated other comprehensive (loss)/income	(72,252)	6,089
Treasury stock, at cost	(224,547)	(220,361)
Total Genesee & Wyoming Inc. stockholders' equity	2,356,859	2,147,795
Noncontrolling interest	1,121	1,275
Total equity	2,357,980	2,149,070
Total liabilities and equity	$5,595,753	$5,319,821
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 and 2012
(in thousands, except per share amounts)

		Years Ended December 31,
		2014	2013	2012
	OPERATING REVENUES	$1,639,012	$1,568,643	$874,916
	OPERATING EXPENSES:
	Labor and benefits	471,713	441,312	257,615
	Equipment rents	82,730	77,595	37,077
	Purchased services	98,704	122,584	80,559
	Depreciation and amortization	157,081	141,644	73,405
	Diesel fuel used in operations	149,047	147,172	88,399
	Diesel fuel sold to third parties	—	—	11,322
	Casualties and insurance	41,568	38,564	24,858
	Materials	78,624	76,454	25,485
	Trackage rights	53,783	50,911	28,250
	Net gain on sale of assets	(5,100)	(4,677)	(11,225)
	Gain on insurance recoveries	—	—	(5,760)
	Other expenses	89,291	96,896	74,609
	Total operating expenses	1,217,441	1,188,455	684,594
	INCOME FROM OPERATIONS	421,571	380,188	190,322
	Interest income	1,445	3,971	3,725
	Interest expense	(56,162)	(67,894)	(62,845)
	Contingent forward sale contract mark-to-market expense	—	—	(50,106)
	Other income, net	1,259	2,122	2,182
	Income before income taxes and income from equity investment	368,113	318,387	83,278
	Provision for income taxes	(107,107)	(46,296)	(46,402)
	Income from equity investment in RailAmerica, net	—	—	15,557
	Net income	261,006	272,091	52,433
Less:	Net income attributable to noncontrolling interest	251	795	—
Less:	Series A-1 Preferred Stock dividend	—	2,139	4,375
	Net income available to common stockholders	$260,755	$269,157	$48,058
	Basic earnings per common share attributable to Genesee & Wyoming Inc. common stockholders	$4.71	$5.00	$1.13
	Weighted average shares—Basic	55,305	53,788	42,693
	Diluted earnings per common share attributable to Genesee & Wyoming Inc. common stockholders	$4.58	$4.79	$1.02
	Weighted average shares—Diluted	56,972	56,679	51,316
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 and 2012
(in thousands, except per share amounts)

	Years Ended December 31,
	2014	2013	2012
NET INCOME	$261,006	$272,091	$52,433
OTHER COMPREHENSIVE (LOSS)/INCOME:
Foreign currency translation adjustment	(56,059)	(62,532)	5,451
Net unrealized (loss)/income on qualifying cash flow hedges, net of tax (benefit)/provision of ($15,649), $13,992 and $2,702, respectively	(23,473)	20,988	4,053
Changes in pension and other postretirement benefit, net of tax provision/(benefit) of $670, $208 and ($72), respectively	1,191	362	(128)
Other comprehensive (loss)/income	(78,341)	(41,182)	9,376
COMPREHENSIVE INCOME	$182,665	$230,909	$61,809
Less: Comprehensive income attributable to noncontrolling interest	251	795	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO GENESEE & WYOMING INC.	$182,414	$230,114	$61,809
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 and 2012
(dollars in thousands)

	G&W Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Non-controlling Interest	Total Equity
BALANCE, December 31, 2011	$527	$22	$385,473	$741,669	$37,895	$(204,952)	$—	$960,634
Net income	—	—	—	52,433	—	—	—	52,433
Other comprehensive income	—	—	—	—	9,376	—	—	9,376
Dividends paid on Series A-1 Preferred Stock	—	—	—	(4,375)	—	—	—	(4,375)
Value of stock issued for stock-based compensation - 880,868 shares Class A Common Stock	9	—	19,311	—	—	—	—	19,320
Value of stock issued - 3,791,004 shares Class A Common Stock	38	—	234,302	—	—	—	—	234,340
Value of TEU Purchase Contracts issued - 2,300,000 units	—	—	191,428	—	—	—	—	191,428
RailAmerica acquisition consideration for stock-based awards	—	—	15,400	—	—	—	—	15,400
Conversion of 463,521 shares Class B Common Stock to Class A Common Stock	5	(5)	—	—	—	—	—	—
Compensation costs related to stock-based compensation included in income from equity investment in RailAmerica	—	—	2,816	—	—	—	—	2,816
Compensation costs related to stock-based compensation	—	—	12,151	—	—	—	—	12,151
Settlement of deferred stock awards, 31,244 shares	—	—	933	—	—	—	—	933
Excess tax benefits from stock-based compensation	—	—	4,795	—	—	—	—	4,795
Value of treasury stock repurchased, 63,462 shares	—	—	—	—	—	(4,314)	—	(4,314)
Noncontrolling interest - increase from RailAmerica acquisition	—	—	—	—	—	—	5,525	5,525
BALANCE, December 31, 2012	$579	$17	$866,609	$789,727	$47,271	$(209,266)	$5,525	$1,500,462

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 and 2012
(dollars in thousands)

	G&W Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Non-controlling Interest	Total Equity

BALANCE, December 31, 2012	$579	$17	$866,609	$789,727	$47,271	$(209,266)	$5,525	$1,500,462
Net income	—	—	—	271,296	—	—	795	272,091
Other comprehensive loss	—	—	—	—	(41,182)	—	—	(41,182)
Dividends paid on Series A-1 Preferred Stock	—	—	—	(2,139)	—	—	—	(2,139)
Value of stock issued for stock-based compensation - 600,949 shares Class A Common Stock	6	—	12,504	—	—	—	—	12,510
Conversion of 119,963 shares Class B Common Stock to Class A Common Stock	1	(1)	—	—	—	—	—	—
Conversion of 5,984,232 shares Series A-1 Preferred Stock to Class A Common Stock	60	—	399,329	—	—	—	—	399,389
Compensation cost related to stock-based compensation	—	—	16,951	—	—	—	—	16,951
Excess tax benefits from stock-based compensation	—	—	6,854	—	—	—	—	6,854
Value of treasury stock repurchased, 126,606 shares	—	—	—	—	—	(11,095)	—	(11,095)
Settlement of deferred stock awards, 4,859 shares	—	—	274	—	—	—	—	274
Noncontrolling interest - change in fair value (see Note 3)	—	—	—	—	—	—	(5,045)	(5,045)
BALANCE, December 31, 2013	$646	$16	$1,302,521	$1,058,884	$6,089	$(220,361)	$1,275	$2,149,070
Net income	—	—	—	260,755	—	—	251	261,006
Other comprehensive loss	—	—	—	—	(78,341)	—	—	(78,341)
Value of stock issued for stock-based compensation - 472,982 shares Class A Common Stock	4	—	11,815	—	—	—	—	11,819
Conversion of 588,504 shares Class B Common Stock to Class A Common Stock	6	(6)	—	—	—	—	—	—
Compensation cost related to stock-based compensation	—	—	12,819	—	—	—	—	12,819
Excess tax benefits from stock-based compensation	—	—	6,198	—	—	—	—	6,198
Value of treasury stock repurchased, 44,077 shares	—	—	—	—	—	(4,186)	—	(4,186)
Cash distribution to non-controlling interest	—	—	—	—	—	—	(405)	(405)
BALANCE, December 31, 2014	$656	$10	$1,333,353	$1,319,639	$(72,252)	$(224,547)	$1,121	$2,357,980
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 and 2012
(dollars in thousands)

	Years Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$261,006	$272,091	$52,433
Adjustments to reconcile net income to net cash provided by operating activities:
Income from equity investment in RailAmerica, net	—	—	(15,557)
Depreciation and amortization	157,081	141,644	73,405
Stock-based compensation	12,858	16,951	12,151
Excess tax benefit from share-based compensation	(6,221)	(6,861)	(5,335)
Deferred income taxes	70,131	10,229	29,926
Net gain on sale of assets	(5,100)	(4,677)	(11,225)
Gain on insurance recoveries	—	—	(5,760)
Insurance proceeds received	5,527	11,053	21,479
Contingent forward sale contract mark-to-market expense	—	—	50,106
Changes in operating assets and liabilities which provided/(used) cash, net of effect of acquisitions:
Accounts receivable, net	(39,107)	(47,780)	(6,133)
Materials and supplies	2,600	(1,839)	(567)
Prepaid expenses and other	17,451	3,304	487
Accounts payable and accrued expenses	14,703	16,383	(30,051)
Other assets and liabilities, net	535	3,006	5,320
Net cash provided by operating activities	491,464	413,504	170,679
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(331,499)	(249,318)	(231,694)
Grant proceeds from outside parties	27,980	33,913	39,632
Cash paid for acquisitions, net of cash acquired	(221,451)	—	(1,925,296)
Insurance proceeds for the replacement of assets	8,029	—	370
Proceeds from disposition of property and equipment	7,096	6,687	15,298
Net cash used in investing activities	(509,845)	(208,718)	(2,101,690)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term borrowings, including capital leases	(538,035)	(471,957)	(1,013,166)
Proceeds from issuance of long-term debt	543,300	262,651	2,192,916
Debt amendment/issuance costs	(3,880)	(2,773)	(38,839)
Net proceeds from Class A Common Stock issuance	—	—	234,340
Net proceeds from TEU issuance	—	—	222,856
Net proceeds from Series A-1 Preferred Stock issuance	—	—	349,418
Dividends paid on Series A-1 Preferred Stock	—	(2,139)	(4,375)
Proceeds from employee stock purchases	11,819	12,510	19,320
Excess tax benefit from share-based compensation	6,221	6,861	5,335
Treasury stock acquisitions	(4,186)	(11,095)	(4,314)
Net cash provided by/(used in) financing activities	15,239	(205,942)	1,963,491
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(7)	(740)	5,023
(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(3,149)	(1,896)	37,503
CASH AND CASH EQUIVALENTS, beginning of year	62,876	64,772	27,269
CASH AND CASH EQUIVALENTS, end of year	$59,727	$62,876	$64,772
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND CUSTOMERS:
Unless the context otherwise requires, when used in these consolidated financial statements, the terms "Genesee & Wyoming," "G&W" and the "Company" refer to Genesee & Wyoming Inc. and its subsidiaries. The Company owns and operates short line and regional railroads and provides railcar switching and other rail-related services in the United States, Australia, Canada, the Netherlands and Belgium. In addition, the Company operates the 1,400 mile Tarcoola to Darwin rail line, which links the Port of Darwin with the Australian interstate rail network in South Australia. Operations currently include 116 railroads organized into 11 regions, with approximately 15,600 miles of owned and leased track, approximately 3,300 additional miles under contractual track access arrangements, approximately 5,200 employees and more than 2,000 customers. The Company provides rail service at 37 ports in North America, Australia and Europe and performs contract coal loading and railcar switching for industrial customers. See Note 3, Changes in Operations, for descriptions of the Company's changes in operations in recent years.
The Company's railroads transport a wide variety of commodities. Revenues from the Company's 10 largest customers accounted for approximately 24%, 24% and 31% of the Company's operating revenues in 2014, 2013 and 2012, respectively.
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
Business Combinations
The Company accounts for businesses it acquires using the acquisition method of accounting. Under this method, all acquisition-related costs are expensed as incurred. The Company records the underlying net assets at their respective acquisition-date fair values. As part of this process, the Company identifies and attributes values and estimated lives to property and equipment and intangible assets acquired. These determinations involve significant estimates and assumptions, including those with respect to future cash flows, discount rates and asset lives, and therefore require considerable judgment. These determinations affect the amount of depreciation and amortization expense recognized in future periods. The results of operations of acquired businesses are included in the consolidated statements of operations beginning on the respective business's acquisition date.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment
Property and equipment are recorded at cost. Major renewals or improvements to property and equipment are capitalized, while routine maintenance and repairs are expensed when incurred. The Company incurs maintenance and repair expenses to keep its operations safe and fit for existing purpose. Major renewals or improvements to property and equipment, however, are undertaken to extend the useful life or increase the functionality of the asset, or both. Other than a de minimis threshold under which costs are expensed as incurred, the Company does not apply pre-defined capitalization thresholds when assessing spending for classification among capital or expense.
Unlike the Class I railroads that operate over extensive contiguous rail networks, the Company's short line and regional railroads are generally geographically dispersed businesses that transport freight over relatively short distances. As a result, the Company typically incurs minimal spending on self-constructed assets and, instead, the vast majority of its capital spending relates to purchased assets installed by professional contractors. In addition, the Company generally does not incur significant rail grinding or ballast cleaning expenses. However, if and when such costs are incurred, they are expensed.
The Company depreciates its property and equipment using the straight-line method over the useful lives of the property and equipment. The following table sets forth the estimated useful lives of the Company's major classes of property and equipment:

	Estimated Useful Life (in Years)
Property:	Minimum	Maximum
Buildings and leasehold improvements (subject to term of lease)	2	40
Bridges/tunnels/culverts	20	50
Track property	5	50

Equipment:
Computer equipment	2	10
Locomotives and railcars	2	30
Vehicles and mobile equipment	2	10
Signals and crossing equipment	4	30
Track equipment	2	20
Other equipment	2	20
The Company reviews its long-lived tangible assets for impairment whenever events and circumstances indicate that the carrying amounts of such assets may not be recoverable. When factors indicate that an asset or asset group may not be recoverable, the Company uses an estimate of the related undiscounted future cash flows over the remaining life of such asset or asset group in measuring whether or not impairment has occurred. If impairment is identified, a loss would be reported to the extent that the carrying value of the related assets exceeds the fair value of those assets as determined by valuation techniques applicable in the circumstances. Losses from impairment of assets are charged to net (gain)/loss on sale and impairment of assets within operating expenses.
Gains or losses on sales, including sales of assets removed during track and equipment upgrade projects, or losses incurred through other dispositions, such as unanticipated retirement or destruction, are credited or charged to net (gain)/loss on sale and impairment of assets within operating expenses. Gains are recorded when realized if the sale value exceeds the remaining carrying value of the respective property and equipment. If the estimated salvage value is less than the remaining carrying value, the Company records the loss incurred equal to the respective asset's carrying value less salvage value. There were no material losses incurred through other dispositions from unanticipated or unusual events in the years ended December 31, 2014, 2013 or 2012.
Grants from Outside Parties
Grants from outside parties are recorded as deferred revenue within deferred items - grants from outside parties, and are amortized as a reduction to depreciation expense over the same period during which the associated assets are depreciated.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Indefinite-Lived Intangible Assets
The Company reviews the carrying values of goodwill and identifiable intangible assets with indefinite lives at least annually to assess impairment since these assets are not amortized. If the carrying amount of the asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. The Company performs its annual impairment test as of November 30 of each year. No impairment was recognized for the years ended December 31, 2014, 2013 and 2012, as a result of our annual impairment test. Additionally, the Company reviews the carrying value of any indefinite-lived intangible asset or goodwill whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The determination of fair value involves significant management judgment including assumptions about operating results, business plans, income projections, anticipated future cash flows and market data. Impairments are expensed when incurred and are charged to net (gain)/loss on sale and impairment of assets within operating expenses.
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
Derailment and Property Damages, Personal Injuries and Third-Party Claims
The Company maintains liability and property insurance coverage to mitigate the financial risk of providing rail and rail-related services. Incidents involving entities previously owned by RailAmerica, Inc. (RailAmerica) that occurred prior to the Company's August 1, 2013 insurance renewal are insured under RailAmerica's legacy liability and property insurance policies. The Company's primary liability policies currently have self-insured retentions of up to $2.5 million per occurrence. RailAmerica's prior primary liability policies' self-insured retentions were as high as $4.0 million per occurrence. With respect to the transportation of hazardous commodities, the Company's liability policies cover third-party claims and damages associated with sudden releases of hazardous materials, including expenses related to evacuation, as a result of a railroad accident. Personal injuries associated with grade crossing accidents are also covered under the Company's liability policies. The Company's property policies cover property and equipment that the Company owns, and property in the Company's care, custody and control and have various self-insured retentions, which vary based on type and location of the incident, of up to $1.0 million per occurrence, except in Australia where the Company's self-insured retention for property damage due to a cyclone or flood is A$2.5 million. RailAmerica's property damage policies previously had self-insured retentions of up to $1.5 million per occurrence. The property policies also provide business interruption insurance arising from covered events.
Employees of the Company's United States railroads are covered by the Federal Employers' Liability Act (FELA), a fault-based system under which claims resulting from injuries and deaths of railroad employees are settled by negotiation or litigation. FELA-related claims are covered under the Company's liability policies. Employees of the Company's industrial switching, transloading and railroad construction businesses are covered under workers' compensation policies.
Accruals for FELA claims by the Company's railroad employees and third-party personal injury or other claims are recorded in the period when such claims are determined to be probable and estimable. These estimates are updated in future periods as information develops.
Income Taxes
The Company files a consolidated United States federal income tax return, which includes all of its United States subsidiaries. Each of the Company's foreign subsidiaries files appropriate income tax returns in each of its respective countries. The provision for, or benefit from, income taxes includes deferred taxes resulting from temporary differences using a balance sheet approach. Such temporary differences result primarily from differences in the carrying value of assets and liabilities for financial reporting and tax purposes. Future realization of deferred income tax assets is dependent upon the Company's ability to generate sufficient taxable income. The Company evaluates on a quarterly basis whether, based on all available evidence, the deferred income tax assets will be realizable. Valuation allowances are established when it is estimated that it is more likely than not that the tax benefit of a deferred tax asset will not be realized.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation
The Compensation Committee of the Company's Board of Directors (Compensation Committee) has discretion to determine grantees, grant dates, amounts of grants, vesting and expiration dates for stock-based compensation awarded to the Company's employees under the Company's Second Amended and Restated 2004 Omnibus Incentive Plan (the Omnibus Plan). The Omnibus Plan permits the issuance of stock options, restricted stock, restricted stock units and any other form of award established by the Compensation Committee, in each case consistent with the Omnibus Plan's purpose. Under the terms of the awards, equity grants for employees generally vest over three years and equity grants for directors vest over their respective remaining terms as directors.
The grant date fair value of non-vested shares, less estimated forfeitures, is recorded to compensation expense on a straight-line basis over the vesting period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model and straight-line amortization of compensation expense is recorded over the requisite service period of the grant. Two assumptions in the Black-Scholes pricing model require management judgment: the life of the option and the volatility of the stock over the life of the option. The assumption for the life of the option is based on historical experience and is estimated for each grant. The assumption for the volatility of the stock is based on a combination of historical and implied volatility. The fair value of the Company's restricted stock and restricted stock units is based on the closing market price of the Company's Class A Common Stock on the date of grant. The grant date fair value of performance-based restricted stock units is estimated on the date of grant using the Monte Carlo simulation model and straight-line amortization of compensation expense is recorded over the requisite service period of the grant. Three assumptions in the Monte Carlo simulation model require management judgment: volatility of the Company's Class A Common Stock, volatility of the stock of the members of the two peer groups and the correlation coefficients between the Company's stock price and the stock price of the peer groups. Volatility is based on a combination of historical and implied volatility. The correlation coefficients are calculated based upon the historical price data used to calculate the volatilities.
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
Foreign Currency
The consolidated financial statements of the Company's foreign subsidiaries are prepared in the local currency of the respective subsidiary and translated into United States dollars based on the exchange rate at the end of the period for balance sheet items and, for the statement of operations, at the average rate for the period. Currency translation adjustments are reflected within the equity section of the balance sheet and are included in other comprehensive income. Upon complete or substantially complete liquidation of the underlying investment in the foreign subsidiary, cumulative translation adjustments are recognized in the consolidated statement of operations.
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

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Risks and Uncertainties
Slower growth, an economic recession, or significant changes in commodity prices or regulation that affects the countries where the Company operates or their imports and exports, could negatively impact the Company's business. The Company is required to assess for potential impairment of non-current assets whenever events or changes in circumstances, including economic circumstances, indicate that the respective asset's carrying amount may not be recoverable. A decline in current macroeconomic or financial conditions could have a material adverse effect on the Company's results of operations, financial condition and liquidity.
3. CHANGES IN OPERATIONS:
United States
Rapid City, Pierre & Eastern Railroad, Inc.: On May 30, 2014, the Company's new subsidiary, Rapid City, Pierre & Eastern Railroad, Inc. (RCP&E), purchased the assets comprising the western end of Canadian Pacific Railway Limited's (CP) Dakota, Minnesota & Eastern Railroad Corporation (DM&E) rail line for a cash purchase price of $218.6 million, including the purchase of materials and supplies, railcars, equipment and vehicles. RCP&E commenced freight service on the line on June 1, 2014. The results of operations from RCP&E have been included in the Company's consolidated statement of operations since the acquisition date within the Company's North American & European Operations segment.
RCP&E operates approximately 670 miles of rail line between Tracy, Minnesota and Rapid City, South Dakota; north of Rapid City to Colony, Wyoming; south of Rapid City to Dakota Junction, Nebraska; and connecting branch lines as well as trackage from Dakota Junction to Crawford, Nebraska, currently leased to the Nebraska Northwestern Railroad Inc. (NNW). Customers on the RCP&E ship approximately 63,000 carloads annually of grain, bentonite clay, ethanol, fertilizer and other products. RCP&E has the ability to interchange with CP, Union Pacific Railroad, BNSF Railway Company and NNW. RCP&E has approximately 180 employees, most of whom were hired from the DM&E operations.
The Company accounted for the acquisition as a business combination using the acquisition method of accounting under U.S. GAAP. The following acquisition-date fair values were assigned to the acquired net assets (dollars in thousands):

Materials and supplies	$3,621
Prepaid expenses and other	116
Property and equipment	217,032
Deferred income tax assets	325
Total assets	221,094
Current portion of long-term debt	1,121
Accounts payable and accrued expenses	108
Long-term debt, less current portion	1,260
Net assets	$218,605

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Company financed the $1.4 billion cash purchase price for RailAmerica's common stock, the refinancing of $1.2 billion of the Company's and RailAmerica's outstanding debt prior to the acquisition as well as transaction and financing-related expenses with approximately $1.9 billion of debt from the Company's Senior Secured Syndicated Credit Facility Agreement (the Credit Agreement) (see Note 9, Long-Term Debt), $475.5 million of gross proceeds from the Company's public offerings of Class A Common Stock and Tangible Equity Units (TEUs) (see Note 4, Earnings Per Common Share) and $350.0 million through a private issuance of mandatorily convertible Series A-1 Preferred Stock to affiliates of Carlyle Partners V, L.P. (collectively, Carlyle) (see Note 4, Earnings Per Common Share, and Note 10, Derivative Financial Instruments).
Commencing on October 1, 2012, the shares of RailAmerica were held in an independent voting trust while the United States Surface Transportation Board (STB) considered the Company's control application, which application was approved with an effective date of December 28, 2012. Accordingly, the Company accounted for the earnings of RailAmerica using the equity method of accounting while the shares were held in the voting trust and acquisition date fair values of the acquired assets and assumed liabilities have been included in the Company's consolidated balance sheets since December 28, 2012. The results from the operations acquired from RailAmerica are included among the various line items in the Company's consolidated statement of operations for the years ended December 31, 2014 and 2013 and are included in the Company's North American & European Operations segment.
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
Headquartered in Jacksonville, Florida, with approximately 2,000 employees, RailAmerica owned and operated 45 short line freight railroads in North America with approximately 7,100 miles of track in 28 U.S. states and three Canadian provinces as of the October 1, 2012 acquisition date.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The fair values assigned to the acquired net assets of RailAmerica were as follows (dollars in thousands):

	RailAmerica
	As of October 1, 2012	As of December 28, 2012
		Preliminary	Final
Cash and cash equivalents	$86,102	$107,922	$107,922
Accounts receivable	104,839	91,424	90,659
Materials and supplies	6,406	7,325	7,325
Prepaid expenses and other	15,146	14,815	15,801
Deferred income tax assets	49,074	49,074	56,998
Property and equipment	1,579,321	1,588,612	1,599,282
Goodwill	474,115	474,115	471,028
Intangible assets	451,100	446,327	416,427
Other assets	116	116	116
Total assets	2,766,219	2,779,730	2,765,558
Accounts payable and accrued expenses	143,790	135,117	140,160
Long-term debt	12,158	12,010	12,010
Deferred income tax liabilities, net	542,210	551,856	535,864
Other long-term liabilities	20,754	19,618	21,439
Noncontrolling interest	5,525	5,525	481
Net assets	$2,041,782	$2,055,604	$2,055,604

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pro Forma Financial Results (unaudited)
The following table summarizes the Company's unaudited pro forma operating results for the year ended December 31, 2012 as if the acquisition of RailAmerica had been consummated as of January 1, 2011. The pro forma operating results do not include the impact of any potential operating efficiencies, savings from expected synergies, costs to integrate the operations or costs necessary to achieve savings from expected synergies, or the impact of derivative instruments that the Company has entered into or may enter into to mitigate interest rate or currency exchange rate risk (dollars in thousands, except per share amounts):

2012
Operating revenues	$1,461,419
Net income attributable to Genesee & Wyoming Inc.	$112,191
Less: Series A-1 Preferred Stock dividend	17,500
Net income available to common stockholders	$94,691
Basic earnings per common share attributable to Genesee & Wyoming Inc. common stockholders	$1.99
Diluted earnings per common share attributable to Genesee & Wyoming Inc. common stockholders	$1.89
The unaudited pro forma operating results included the acquisition of RailAmerica adjusted, net of tax, for depreciation and amortization expense resulting from the determination of fair values of the acquired property and equipment and amortizable intangible assets, the inclusion of interest expense related to borrowings used to fund the acquisition, the amortization of debt issuance costs related to amendments to the Company's prior credit agreement and the elimination of RailAmerica's interest expense related to debt not assumed in the acquisition.
The unaudited pro forma results were based upon the Company's historical consolidated statements of operations for the year ended December 31, 2012 and RailAmerica's consolidated statements of operations for the nine months ended September 30, 2012 and the three months ended December 28, 2012. The pro forma results for 2012 included approximately $55 million of costs incurred by RailAmerica associated with the redemption of senior secured notes in January 2012. In addition, the pro forma results have been revised to eliminate the Company's $50.1 million mark-to-market expense related to the Investment Agreement in connection with the funding of the acquisition.
As a result of these charges, the numerator used in the calculation of pro forma diluted earnings per common share (EPS) attributable to Genesee & Wyoming Inc. common stockholders was reduced by the Series A-1 Preferred Stock dividend and the denominator excluded approximately 6.0 million "if-converted" shares related to the Series A-1 Preferred Stock.
The pro forma financial information does not purport to be indicative of the results that actually would have been obtained had the transactions been completed as of the assumed dates and for the periods presented and are not intended to be a projection of future results or trends.
Australia
Arrium Limited: In July 2012, the Company's subsidiary, Genesee & Wyoming Australia Pty Ltd (GWA), announced that it had expanded two existing rail haulage contracts with Arrium Limited (formerly OneSteel), including Arrium's Southern Iron mine and its Whyalla-based operations, to transport additional export iron ore in South Australia. To support the increased shipments under the two contracts, during the year ended December 31, 2012, GWA invested A$52.1 million (or $54.1 million at the exchange rate on December 31, 2012) to purchase narrow gauge locomotives and railcars as well as to construct a standard gauge rolling-stock maintenance facility in order to support the increased shipments under the two contracts. During the year ended December 31, 2013, GWA spent an additional A$22.3 million (or $19.9 million at the exchange rate on December 31, 2013) on these projects.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2015, Arrium Limited announced that it is redesigning its mining business and expects to mothball its Southern Iron mine by June of 2015 citing the significant decline in the price of iron ore. During 2014, GWA carried approximately 26,000 carloads of iron ore from the Southern Iron mine, generating approximately A$65 million in freight revenues (or approximately $52 million, at current exchange rates of A$1.00 = US$0.80), under a fixed and variable payment structure. As a result of the announcement, the Company expects to receive only the fixed portion of the payments under the rail haulage agreement after the mine is mothballed. GWA also provides switching services to Arrium's Whyalla-based operations serving several of its iron mines located in the Middleback Range on the Eyre Peninsula, which services are not expected to be materially impacted by the announcement. As a result of the announcement by Arrium Limited, the Company evaluated its Australian Operations' long-lived assets for potential impairment and concluded there was no impairment as of December 31, 2014.
Canada
Tata Steel Minerals Canada Ltd.: In August 2012, the Company announced that its newly formed subsidiary, Kérail Inc. (Kérail), entered into a long-term agreement with Tata Steel Minerals Canada Ltd. (TSMC), for Kérail to provide rail transportation services to the direct shipping iron ore mine TSMC is developing near Schefferville, Quebec in the Labrador Trough (the Mine). In June 2014, Kérail completed construction of an approximately 25-kilometer rail line that connects the Mine to the Tshiuetin Rail Transportation interchange point in Schefferville. Upon receipt of the necessary permits from the Canadian and provincial governments, the Company commenced shipments in the fourth quarter of 2014. Shipments, as anticipated, ceased in the winter and are expected to restart once the weather permits. Operated as part of the Company's Canada Region, Kérail hauls unit trains of iron ore from its rail connection with the Mine, and then travels over three privately owned railways to the Port of Sept-Îles for export primarily to Tata Steel Limited's European operations.
Results from Operations
When comparing the Company's results from operations from one reporting period to another, it is important to consider that the Company has historically experienced fluctuations in revenues and expenses due to acquisitions, changing economic conditions, commodity prices, competitive forces, changes in foreign currency exchange rates, rail network congestion, one-time freight moves, fuel price fluctuations, customer plant expansions and shut-downs, sales of property and equipment, derailments and weather-related conditions, such as hurricanes, cyclones, tornadoes, droughts, heavy snowfall, unseasonably hot or cold weather, freezing and flooding. In periods when these events occur, the Company's results of operations are not easily comparable from one period to another. Finally, certain of the Company's railroads have commodity shipments that are sensitive to general economic conditions, such as steel products, paper products and lumber and forest products, as well as product specific market conditions, such as the availability of lower priced alternative sources of power generation (coal) and energy commodity price differentials (crude oil). Other shipments are relatively less affected by economic conditions and are more closely affected by other factors, such as winter weather (salt) and seasonal rainfall (agricultural products). As a result of these and other factors, the Company's results of operations in any reporting period may not be directly comparable to the Company's results of operations in other reporting periods.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. EARNINGS PER COMMON SHARE:
The following table sets forth the computation of basic and diluted earnings per common share (EPS) for the years ended December 31, 2014, 2013 and 2012 (in thousands, except per share amounts):

	2014	2013	2012
Numerators:
Net income attributable to Genesee & Wyoming Inc. common stockholders	$260,755	$271,296	$52,433
Less: Series A-1 Preferred Stock dividend	—	2,139	4,375
Net income available to common stockholders	$260,755	$269,157	$48,058
Denominators:
Weighted average Class A common shares outstanding -Basic	55,305	53,788	42,693
Weighted average Class B common shares outstanding	1,305	1,675	2,038
Dilutive effect of employee stock-based awards	362	494	601
Dilutive effect of Series A-1 Preferred Stock	—	722	5,984
Weighted average shares - Diluted	56,972	56,679	51,316
Earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:
Basic earnings per common share	$4.71	$5.00	$1.13
Diluted earnings per common share	$4.58	$4.79	$1.02
Weighted average Class B common shares outstanding, common shares issuable under the assumed exercise of stock-based awards computed based on the treasury stock method and Series A-1 Preferred Stock were the only reconciling items between the Company's basic and diluted weighted average shares outstanding.
The total potential issuable common shares outstanding, which include options, restricted stock units and performance-based restricted stock units, used to calculate weighted average share equivalents for diluted EPS as of December 31, 2014, 2013 and 2012, was as follows (in thousands):

	2014	2013	2012
Potential issuable common shares used to calculate weighted average share equivalents	1,063	1,063	1,400
The following total number of shares of Class A Common Stock issuable under the assumed exercises and lapse of stock-based awards computed based on the treasury stock method were excluded from the calculation of diluted EPS, as the effect of including these shares would have been anti-dilutive (in thousands):

	2014	2013	2012
Anti-dilutive shares	319	105	143
The following table sets forth the increase in the Company's weighted average basic shares outstanding for the years ended December 31, 2014, 2013 and 2012 as a result of the Company's public offering of Class A Common Stock in September 2012, shares issuable upon settlement of the prepaid stock purchase contract component of the TEUs issued in September 2012 based on the market price of the Company's Class A Common Stock at December 31, 2014, 2013 and 2012, respectively, and from the conversion of the Series A-1 Preferred Stock into the Company's Class A Common Stock in February 2013 (in thousands):

	2014	2013	2012
Class A Common Stock offering	3,791	3,791	1,067
Shares issuable upon settlement of the prepaid stock purchase contract component of the TEUs	2,842	2,842	851
Conversion of Series A-1 Preferred Stock	5,984	5,263	—

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock
The authorized capital stock of the Company consists of two classes of common stock designated as Class A Common Stock and Class B Common Stock. The holders of Class A Common Stock and Class B Common Stock are entitled to one vote and 10 votes per share, respectively. Each share of Class B Common Stock is convertible into one share of Class A Common Stock at any time at the option of the holder, subject to the provisions of the Class B Stockholders' Agreement dated as of May 20, 1996. In addition, pursuant to the Class B Stockholders' Agreement, certain transfers of the Class B Common Stock, including transfers to persons other than our executive officers, will result in automatic conversion of Class B Common Stock into shares of Class A Common Stock. Holders of Class A Common Stock and Class B Common Stock shall have identical rights in the event of liquidation.
Dividends declared by the Company's Board of Directors are payable on the outstanding shares of Class A Common Stock or both Class A Common Stock and Class B Common Stock, as determined by the Board of Directors. If the Board of Directors declares a dividend on both classes of stock, then the holder of each share of Class A Common Stock is entitled to receive a dividend that is 10% more than the dividend declared on each share of Class B Common Stock. Stock dividends declared can only be paid in shares of Class A Common Stock. The Company currently intends to retain all earnings to support its operations and future growth and, therefore, does not anticipate the declaration or payment of cash dividends on its common stock in the foreseeable future.
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
Each TEU consists of a prepaid stock purchase contract (Purchase Contract) and a senior amortizing note due October 1, 2015 (Amortizing Note) issued by the Company. Unless settled or redeemed earlier or extended, each Purchase Contract will automatically settle on October 1, 2015. If the applicable market value (as defined in the Purchase Contract) of the Company's Class A Common Stock is greater than or equal to $80.94, then the Company will deliver 1.2355 shares per Purchase Contract and if the applicable market value is less than or equal to $64.75, then the Company will deliver 1.5444 shares per Purchase Contract, with such share amounts subject to adjustment. Otherwise, the Company will deliver a number of shares of its Class A Common Stock per Purchase Contract equal to $100 divided by the applicable market value. Accordingly, for illustrative purposes, the following table provides the calculated impact on the Company's weighted average diluted shares outstanding for the year ended December 31, 2014 assuming the conversion of the Company's outstanding TEUs into Class A Common Stock based on the assumptions for the Company's stock price stated in the table (in thousands, except per share amounts):

	Assumed Market Price of Class A Common Stock	TEU Common Stock Equivalents	Weighted Average Diluted Shares Outstanding
Minimum common stock equivalents	$80.94	2,842	56,972
Middle of range of common stock equivalents	$73.00	3,151	57,281
Maximum common stock equivalents	$64.75	3,552	57,682
The Company's basic and diluted EPS calculations reflect the weighted average shares issuable upon settlement of the prepaid stock purchase contract component of the TEUs. For purposes of determining the number of shares included in the calculation, the Company used the market price of its Class A Common Stock at the period end date.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
For basic EPS for the years ended December 31, 2013 and 2012, the Company deducted the cumulative dividends on the Series A-1 Preferred Stock in calculating net income available to common stockholders (i.e., the numerator in the calculation of basic EPS) divided by the weighted average number of common shares outstanding during each period. For the years ended December 31, 2013 and 2012, the Company used the if-converted method when calculating diluted EPS.
5. ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Accounts receivable are recorded at the invoiced amount and generally do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses on existing accounts receivable. Management determines the allowance based on historical write-off experience within each of the Company's regions. Management reviews material past due balances on a monthly basis. Account balances are charged off against the allowance when management determines it is probable that the receivable will not be recovered.
Accounts receivable consisted of the following at December 31, 2014 and 2013 (dollars in thousands):

	2014	2013
Accounts receivable - trade	$304,087	$275,380
Accounts receivable - grants from outside parties	32,076	33,003
Accounts receivable - insurance and other third-party claims	26,941	31,643
Total accounts receivable	363,104	340,026
Allowance for doubtful accounts	(5,826)	(3,755)
Accounts receivable, net	$357,278	$336,271

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Grants from Outside Parties
The Company periodically receives grants for the upgrade and construction of rail lines and upgrades of locomotives from federal, provincial, state and local agencies in the United States and Australia and provinces in Canada in which the Company operates. These grants typically reimburse the Company for 50% to 100% of the actual cost of specific projects. In total, the Company received grant proceeds of $28.0 million, $33.9 million and $39.6 million in the years ended December 31, 2014, 2013 and 2012, respectively, from such grant programs. The proceeds were presented as cash inflows from investing activities within each of the applicable periods.
None of the Company's grants represents a future liability of the Company unless the Company abandons the rehabilitated or new track structure within a specified period of time or fails to maintain the upgraded or new track to certain standards and to make certain minimum capital improvements or ceases use of the locomotives within the specified geographic area and time period, as defined in the respective agreements. As the Company intends to comply with these agreements, the Company has recorded additions to track property and locomotives and has deferred the amount of the grants. The amortization of deferred grants is a non-cash offset to depreciation expense over the useful lives of the related assets. During the years ended December 31, 2014, 2013 and 2012, the Company recorded offsets to depreciation expense from grant amortization of $10.4 million, $9.3 million and $8.0 million, respectively.
Insurance and Third-Party Claims
Accounts receivable from insurance and other third-party claims at December 31, 2014 included $15.7 million from the Company's North American & European Operations and $11.3 million from the Company's Australian Operations. The balance from the Company's North American & European Operations resulted predominately from the Company's anticipated insurance recoveries associated with a derailment in Alabama (the Aliceville Derailment) in November 2013. The majority of the balance from the Company's Australian Operations resulted from the Company's anticipated insurance recoveries associated with derailments in Australia in 2012. The Company received proceeds from insurance totaling $13.6 million, $11.1 million and $21.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. During the year ended December 31, 2012, the Company recorded gain on insurance recoveries totaling $5.8 million primarily related to a business interruption claim related to a derailment in Australia in December 2011.
Allowance for Doubtful Accounts
Activity in the Company's allowance for doubtful accounts for the years ended December 31, 2014, 2013 and 2012 was as follows (dollars in thousands):

	2014	2013	2012
Balance, beginning of year	$3,755	$2,693	$2,807
Provisions	5,191	2,741	977
Charges	(3,120)	(1,679)	(1,091)
Balance, end of year	$5,826	$3,755	$2,693
The Company's business is subject to credit risk. There is a risk that a customer or counterparty will fail to meet its obligations when due. Customers and counterparties who owe the Company money have defaulted and may continue to default on their obligations to the Company due to bankruptcy, lack of liquidity, operational failure or other reasons. For interline traffic, one railroad typically invoices a customer on behalf of all railroads participating in the route. The invoicing railroad then pays the other railroads their portion of the total amount invoiced on a monthly basis. When the Company is the invoicing railroad it is exposed to customer credit risk for the total amount invoiced and is required to pay the other railroads participating in the route even if the Company is not paid by the customer. Although the Company has procedures for reviewing its receivables and credit exposures to specific customers and counterparties to address present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee. Some of the Company's risk management methods depend upon the evaluation of information regarding markets, customers or other matters that are not publicly available or otherwise accessible by the Company and this information may not, in all cases, be accurate, complete, up-to-date or properly evaluated. As a result, unexpected credit exposures could adversely affect the Company's consolidated results of operations, financial condition and liquidity.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. PROPERTY AND EQUIPMENT AND LEASES:
Property and Equipment
Major classifications of property and equipment as of December 31, 2014 and 2013 were as follows (dollars in thousands):

	2014
	Gross Book Value	Accumulated Depreciation	Net Book Value
Property:
Land and land improvements	$582,383	$—	$582,383
Buildings and leasehold improvements	126,860	(22,719)	104,141
Bridges/tunnels/culverts	636,605	(60,771)	575,834
Track property	2,350,647	(357,969)	1,992,678
Total property	3,696,495	(441,459)	3,255,036
Equipment:
Computer equipment	13,997	(8,352)	5,645
Locomotives and railcars	531,948	(145,073)	386,875
Vehicles and mobile equipment	54,419	(31,209)	23,210
Signals and crossing equipment	65,581	(22,408)	43,173
Track equipment	27,073	(9,019)	18,054
Other equipment	29,532	(16,017)	13,515
Total equipment	722,550	(232,078)	490,472
Construction-in-process	42,974	—	42,974
Total property and equipment	$4,462,019	$(673,537)	$3,788,482

	2013
	Gross Book Value	Accumulated Depreciation	Net Book Value
Property:
Land and land improvements	$547,163	$—	$547,163
Buildings and leasehold improvements	123,295	(19,834)	103,461
Bridges/tunnels/culverts	556,108	(46,162)	509,946
Track property	2,078,084	(297,207)	1,780,877
Total property	3,304,650	(363,203)	2,941,447
Equipment:
Computer equipment	11,307	(5,967)	5,340
Locomotives and railcars	493,977	(118,544)	375,433
Vehicles and mobile equipment	42,127	(27,112)	15,015
Signals and crossing equipment	63,208	(16,746)	46,462
Track equipment	19,205	(7,277)	11,928
Other equipment	28,524	(13,800)	14,724
Total equipment	658,348	(189,446)	468,902
Construction-in-process	30,395	—	30,395
Total property and equipment	$3,993,393	$(552,649)	$3,440,744

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Construction-in-process consisted primarily of costs associated with equipment purchases and track and equipment upgrades. Major classifications of construction-in-process as of December 31, 2014 and 2013 were as follows (dollars in thousands):

	2014	2013
Property:
Buildings and leasehold improvements	$1,312	$92
Bridges/tunnels/culverts	4,082	937
Track property	24,078	21,912
Equipment:
Locomotives and railcars	11,170	6,657
Other equipment	2,332	797
Total construction-in-process	$42,974	$30,395
Track property upgrades typically involve the substantial replacement of rail, ties and/or other track material. Locomotive upgrades generally consist of major mechanical enhancements to the Company's existing locomotive fleet. Upgrades to the Company's railcars typically include rebuilding of car body structures and/or converting to an alternative type of railcar.
Depreciation expense for the years ended December 31, 2014, 2013 and 2012 totaled $135.0 million, $119.2 million and $66.6 million, respectively.
The Company's credit agreement is collateralized by a substantial portion of the Company's real and personal property assets of its domestic subsidiaries that have guaranteed the United States obligations under the credit agreement and a substantial portion of the personal property assets of its foreign subsidiaries that have guaranteed the foreign obligations under the credit agreement. See Note 9, Long-Term Debt, for more information on the Company's credit agreement.
Leases
The Company enters into operating leases for railcars, locomotives and other equipment as well as real property. The Company also enters into agreements with other railroads and other third parties to operate over certain sections of their track and pays a per car fee to use the track or makes an annual lease payment. The costs associated with operating leases are expensed as incurred and are not included in the property and equipment table above.
The number of railcars and locomotives leased by the Company as of December 31, 2014 and 2013 was as follows:

	December 31,
	2014	2013
Railcars	18,583	17,718
Locomotives	162	100
The Company's operating lease expense for equipment and real property leases and expense for the use of other railroad and other third parties' track for the years ended December 31, 2014, 2013 and 2012 was as follows (2012 excludes lease expense related to RailAmerica's equipment and real property leases and trackage rights expense included in equity earnings for the period from October 1, 2012 to December 28, 2012) (dollars in thousands):

	2014	2013	2012
Equipment	$29,462	$32,050	$13,386
Real property	$8,361	$8,062	$5,055
Trackage rights	$53,783	$50,911	$28,250

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is a party to several lease agreements with Class I carriers and other third parties to operate over various rail lines in North America, with varied expirations. Certain of these lease agreements have annual lease payments, which are included in the operating lease section of the schedule of future minimum lease payments shown below as well as the trackage rights expense in the table above. Revenues from railroads that the Company leases from Class I carriers and other third parties collectively accounted for approximately 9% of the Company's 2014 total operating revenues. Leases from Class I railroads and other third parties that are subject to expiration in each of the next 10 years represent less than 3% of the Company's annual revenues in the year of expiration based on the Company's operating revenues for the year ended December 31, 2014.
The following is a summary of future minimum lease payments under capital leases and operating leases as of December 31, 2014 (dollars in thousands):

	Capital	Operating	Total
2015	$1,996	$30,570	$32,566
2016	1,612	23,124	24,736
2017	8,295	18,520	26,815
2018	24	14,912	14,936
2019	25	11,325	11,350
Thereafter	143	121,469	121,612
Total minimum payments	$12,095	$219,920	$232,015

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. INTANGIBLE ASSETS, OTHER ASSETS AND GOODWILL:
Intangible Assets
Intangible assets as of December 31, 2014 and 2013 were as follows (dollars in thousands):

	2014
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Weighted Average Amortization Period (in Years)
Intangible assets:
Amortizable intangible assets:
Service agreements	$37,622	$(14,880)	$22,742	28
Customer contracts and relationships	177,179	(26,738)	150,441	36
Track access agreements	424,835	(46,367)	378,468	43
Total amortizable intangible assets	$639,636	$(87,985)	$551,651	40
Non-amortizable intangible assets:
Perpetual track access agreements			35,891
Operating license			121
Total intangible assets, net			$587,663

	2013
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Weighted Average Amortization Period (in Years)
Intangible assets:
Amortizable intangible assets:
Service agreements	$37,622	$(13,547)	$24,075	28
Customer contracts and relationships	178,603	(22,899)	155,704	36
Track access agreements	430,241	(32,116)	398,125	43
Total amortizable intangible assets	$646,466	$(68,562)	$577,904	40
Non-amortizable intangible assets:
Perpetual track access agreements			35,891
Operating license			138
Total intangible assets, net			$613,933

The Company expenses costs incurred to renew or extend the term of its track access agreements.
The perpetual track access agreements on one of the Company's railroads have been determined to have an indefinite useful life and, therefore, are not subject to amortization.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the years ended December 31, 2014, 2013 and 2012, the aggregate amortization expense associated with intangible assets was $22.0 million, $22.5 million and $6.8 million, respectively. The Company estimates the future aggregate amortization expense related to its intangible assets as of December 31, 2014 will be as follows for the periods presented (dollars in thousands):

2015	$21,520
2016	21,471
2017	21,471
2018	19,817
2019	14,857
Thereafter	452,515
Total	$551,651
Other Assets
Other assets as of December 31, 2014 and 2013 were as follows (dollars in thousands):

	2014
	Gross Carrying Amount	Accumulated Amortization	Other Assets, Net	Weighted Average Amortization Period (in Years)
Other assets:
Deferred financing costs	$27,158	$(4,261)	$22,897	4
Other assets	16,970	—	16,970	0
Total other assets, net	$44,128	$(4,261)	$39,867

	2013
	Gross Carrying Amount	Accumulated Amortization	Other Assets, Net	Weighted Average Amortization Period (in Years)
Other assets:
Deferred financing costs	$43,650	$(11,930)	$31,720	4
Other assets	52,241	(14)	52,227	0
Total other assets, net	$95,891	$(11,944)	$83,947
In the years ended December 31, 2014, 2013 and 2012, the Company amortized $12.2 million, $10.2 million and $7.0 million, respectively, of deferred financing costs as an adjustment to interest expense. Deferred financing costs are amortized as an adjustment to interest expense over the terms of the related debt using the effective-interest method for the term debt and the straight-line method for the revolving credit facility portion of debt. The 2014 amortization amount included $4.6 million associated with the write-off of deferred financing fees as a result of the May 2014 refinancing of the Company's credit agreement, see Note 9, Long-Term Debt, for additional information regarding the Company's credit agreement. The 2013 amortization amount included $0.5 million associated with the write-off of deferred financing costs as a result of the prepayment of the remaining balance on the Company's Canadian term loan. The 2012 amortization amount included $3.2 million associated with the write-off of deferred financing fees as a result of the October 2012 refinancing of the Company's senior credit facility and senior notes.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2014, the Company estimated the future interest expense related to amortization of its deferred financing costs will be as follows for the periods presented (dollars in thousands):

2015	$5,708
2016	5,439
2017	5,190
2018	4,755
2019	1,805
Total	$22,897
Goodwill
The changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013 were as follows (dollars in thousands):

	2014	2013
Goodwill:
Balance at beginning of period	$630,462	$634,953
Goodwill acquired	2,409	—
Purchase accounting adjustments	295	(3,087)
Currency translation adjustment	(4,351)	(1,404)
Balance at end of period	$628,815	$630,462
The Company's goodwill for the years ended December 31, 2014 and 2013 was attributable to the Company's North American & European operating segment.
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

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. LONG-TERM DEBT:
Long-term debt consisted of the following as of December 31, 2014 and 2013 (dollars in thousands):

	2014	2013
Credit Agreement with variable interest rates (weighted average of 1.92% and 2.13% before impact of interest rate swaps at December 31, 2014 and 2013, respectively) due 2019	$1,584,044	$1,583,798
Amortizing Notes component of TEUs with fixed interest rate of 5.00% due 2015	11,184	21,878
Other debt and capital leases with interest rates up to 10.00% and maturing at various dates up to 2054	20,221	19,036
Long-term debt	1,615,449	1,624,712
Less: current portion	67,398	84,366
Long-term debt, less current portion	$1,548,051	$1,540,346
Credit Agreement
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
The $625.0 million revolving credit facility under the Amended and Restated Credit Agreement includes flexible sub-limits for revolving loans denominated in United States dollars, Australian dollars, Canadian dollars and Euros, with the ability to reallocate commitments among the sub-limits, provided that the total amount of all Australian dollar, Canadian dollar and Euro sub-limits cannot exceed a combined $400.0 million. In addition, under the Amended and Restated Credit Agreement, the existing swingline credit facility portion of the revolving credit facility available under the United States dollar-denominated revolving credit facility increased to $50.0 million.
The Amended and Restated Credit Agreement provides that borrowings under the revolving credit facility may be denominated in United States dollars, Australian dollars, Canadian dollars and Euros. At the Company's election, at the time of entering into specific borrowings, interest on borrowings is calculated under a "Base Rate" or "LIBOR/BBSW/BA Rate." LIBOR is the London Interbank Offered Rate. BBSW is the Bank Bill Swap Reference Rate within Australia, which the Company believes is generally considered the Australian equivalent to LIBOR. BA is the bankers' acceptance CDOR rate, which we believe is generally considered the Canadian equivalent to LIBOR. The applicable borrowing spread for the Base Rate loans was initially 0.75% over the base rate, and, following the Company's first quarterly compliance certificate ranges from 0.0% to 1.0% depending upon the Company's total leverage ratio. The applicable borrowing spread for LIBOR/BBSW Rate loans, was initially 1.75% over the LIBOR or BBSW, and, following the Company's first quarterly compliance certificate ranges from 1.0% to 2.0% depending upon the Company's total leverage ratio.
In addition to paying interest on any outstanding borrowings under the Amended and Restated Credit Agreement, the Company is required to pay a commitment fee on the unutilized portion of the commitments under the revolving credit facility. The commitment fee rate was initially 0.3%, and, following the Company's first quarterly compliance certificate ranges from 0.2% to 0.3% depending upon the Company's total leverage ratio.
In connection with the Amended and Restated Credit Agreement, the Company wrote-off $4.6 million of unamortized deferred financing fees and capitalized an additional $3.7 million of new fees. Deferred financing costs are amortized as additional interest expense over the terms of the related debt using the effective-interest method for the term loan debt and the straight-line method for the revolving credit facility.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Since entering into Amendment No. 2, the Company made prepayments on its United States term loan of $113.0 million and prepayments on its Australian term loan of A$53.0 million (or $47.0 million at the exchange rates on the dates the payments were made). As of December 31, 2014, the Company had outstanding term loans of $1.4 billion with an interest rate of 1.67% and A$163.8 million (or $133.9 million at the exchange rate on December 31, 2014) with an interest rate of 4.19%.
The United States dollar-denominated and Australian dollar-denominated term loans will amortize in quarterly installments commencing with the quarter ending September 30, 2015, with the remaining principal balance payable upon maturity, as set forth below (dollars in thousands):

	Quarterly Payment Date	Principal Amount of Each Quarterly Installment
United States:	September 30, 2015 through June 30, 2017		$19,000
	September 30, 2017 through March 31, 2019		$38,000
	Maturity date - May 31, 2019		$989,000

Australia:	September 30, 2015 through June 30, 2017	A$	2,710
	September 30, 2017 through March 31, 2019	A$	5,420
	Maturity date - May 31, 2019	A$	104,180
As of December 31, 2014, the Company's usage under its $625.0 million revolving credit facility consisted of $43.2 million in borrowings, $2.6 million in letter of credit guarantees and $579.2 million of unused borrowing capacity. As of December 31, 2014, the Company had outstanding revolving loans of $11.0 million in United States dollar-denominated borrowings with an interest rate of 1.67%, A$8.0 million in an Australian dollar-denominated swingline loan (or $6.5 million at the exchange rate on December 31, 2014) with an interest rate of 6.44%, which was subsequently paid in January 2015, C$24.0 million in Canadian dollar-denominated borrowings (or $20.7 million at the exchange rate on December 31, 2014) with an interest rate of 2.79% and €4.1 million in Euro-denominated borrowings (or $5.0 million at the exchange rate on December 31, 2014) with an interest rate of 1.51%.
The Amended and Restated Credit Agreement contains a number of customary affirmative and negative covenants, which are substantially consistent with the terms of the credit agreement prior to giving effect to Amendment No. 2, with respect to which the Company must maintain compliance. Those covenants, among other things, limit or prohibit the Company's ability, subject to certain exceptions, to incur additional indebtedness; create liens; make investments; pay dividends on capital stock or redeem, repurchase or retire capital stock; consolidate or merge or make acquisitions or dispose of assets; enter into sale and leaseback transactions; engage in any business unrelated to the business currently conducted by the Company; sell or issue capital stock of any of the Company's restricted subsidiaries; change the Company's fiscal year; enter into certain agreements containing negative pledges and upstream limitations and engage in certain transactions with affiliates. Under the Amended and Restated Credit Agreement, the Company may not have an interest coverage ratio less than 3.50 to 1.00 as of the last day of any fiscal quarter. Under the Amended and Restated Credit Agreement, the Company may not exceed specified maximum total leverage ratios which were modified by Amendment No. 2, as described in the following table:

Period	Maximum Total Leverage Ratio
May 27, 2014 through June 30, 2015	4.25 to 1.00
July 1, 2015 through June 30, 2016	3.75 to 1.00
July 1, 2016 through May 31, 2019	3.50 to 1.00
As of December 31, 2014, the Company was in compliance with the covenants under the Amended and Restated Credit Agreement, including the maximum total leverage covenant noted above.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The existing term loans and loans under the revolving credit facility are guaranteed by substantially all of the Company's United States subsidiaries for the United States guaranteed obligations and by substantially all of its foreign subsidiaries for the foreign guaranteed obligations. The Amended and Restated Credit Agreement is collateralized by a substantial portion of the Company's real and personal property assets of its domestic subsidiaries that have guaranteed the United States obligations under the credit agreement and a substantial portion of the personal property assets of its foreign subsidiaries that have guaranteed the foreign obligations under the credit agreement.
On October 1, 2012, the Company entered into the Credit Agreement which included a $425.0 million revolving credit facility, a $1.6 billion United States term loan, a C$24.6 million (or $25.0 million at the exchange rate on October 1, 2012) Canadian term loan and an A$202.9 million (or $210.0 million at the exchange rate on October 1, 2012) Australian term loan with a maturity date of October 1, 2017.
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
TEUs
On September 19, 2012, the Company issued 2,300,000 5.00% TEUs. Each TEU initially consisted of a prepaid stock purchase contract (Purchase Contract) and a senior amortizing note due October 1, 2015 (Amortizing Note) issued by the Company, which had an initial principal amount of $14.1023 per Amortizing Note. As of December 31, 2014, the Amortizing Notes had an aggregate principal amount of $11.2 million. On each January 1, April 1, July 1 and October 1, the Company is required to pay holders of Amortizing Notes equal quarterly installments of $1.25 per Amortizing Note (except for the January 1, 2013 installment payment, which was $1.4167 per Amortizing Note), which cash payments in the aggregate will be equivalent to a 5.00% cash payment per year with respect to each $100 stated amount of the TEUs. Each installment constitutes a payment of interest (at an annual rate of 4.50%) and a partial repayment of principal on the Amortizing Note. The Amortizing Notes have a scheduled final installment payment date of October 1, 2015. If the Company elects to settle the Purchase Contracts early, holders of the Amortizing Notes will have the right to require the Company to repurchase such holders' Amortizing Notes, except in certain circumstances as described in the indenture governing the Amortizing Notes.
Non-Interest Bearing Loan
In 2010, as part of the acquisition of FreightLink Pty Ltd, Asia Pacific Transport Pty Ltd and related corporate entities (FreightLink Acquisition), the Company assumed debt with a carrying value of A$1.8 million (or $1.7 million at the exchange rate on December 1, 2010), which represented the fair value of an A$50.0 million (or $48.2 million at the exchange rate on December 1, 2010) non-interest bearing loan due in 2054. As of December 31, 2014, the carrying value of the loan was A$2.5 million (or $2.0 million at the exchange rate on December 31, 2014) with a non-cash imputed interest rate of 8.0%.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Schedule of Future Payments Including Capital Leases
The following is a summary of the maturities of long-term debt, including capital leases, as of December 31, 2014 (dollars in thousands):

2015	$67,492
2016	87,037
2017	136,084
2018	170,034
2019	1,153,239
Thereafter (1)	41,003
Total	$1,654,889

(1)
Includes the A$50.0 million (or $40.9 million at the exchange rate on December 31, 2014) non-interest bearing loan due in 2054 assumed in the FreightLink Acquisition with a carrying value of A$2.5 million (or $2.0 million at the exchange rate on December 31, 2014).

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
The Company may designate derivatives as a hedge of a forecasted transaction or a hedge of the variability of the cash flows to be received or paid in the future related to a recognized asset or liability (cash flow hedge). The portion of the changes in the fair value of the derivative used as a cash flow hedge that is offset by changes in the expected cash flows related to a recognized asset or liability (the effective portion) is recorded in other comprehensive (loss)/income. As the hedged item is realized, the gain or loss included in accumulated other comprehensive (loss)/income is reported in the consolidated statements of operations on the same line item as the hedged item. The portion of the changes in the fair value of derivatives used as cash flow hedges that is not offset by changes in the expected cash flows related to a recognized asset or liability (the ineffective portion) is immediately recognized in earnings on the same line item as the hedged item.
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
From time to time, the Company may enter into certain derivative instruments that may not be designated as hedges for accounting purposes. For example, to mitigate currency exposures related to intercompany debt, cross-currency swap contracts may be entered into for periods consistent with the underlying debt. The Company believes such instruments are closely correlated with the underlying exposure, thus reducing the associated risk. The gains or losses from the changes in the fair value of derivative instruments not accounted for using hedge accounting are recognized in current period earnings within other income, net.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest Rate Risk Management
The Company uses interest rate swap agreements to manage its exposure to the changes in interest rates on the Company's variable rate debt. These swap agreements are recorded in the consolidated balance sheets at fair value. Changes in the fair value of the swap agreements are recorded in net income or other comprehensive (loss)/income, based on whether the agreements are designated as part of a hedge transaction and whether the agreements are effective in offsetting the change in the value of the future interest payments attributable to the underlying portion of the Company's variable rate debt. Interest payments accrued each reporting period for these interest rate swaps are recognized in interest expense. The Company formally documents its hedge relationships, including identifying the hedge instruments and hedged items, as well as its risk management objectives and strategies for entering into the hedge transaction.
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

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the Company's interest rate swap agreements were estimated based on Level 2 inputs. The Company's effectiveness testing during the years ended December 31, 2014, 2013 and 2012 resulted in no amount of gain or loss reclassified from accumulated other comprehensive (loss)/income into earnings due to ineffectiveness. During the years ended December 31, 2014, 2013 and 2012, existing net losses associated with the Company's interest rate swaps of $2.4 million, $4.1 million and $4.2 million, respectively, were realized and recorded as interest expense in the consolidated statements of operations. Based on the fair value of these interest rate swaps as of December 31, 2014, the Company expects to reclassify $2.2 million of net losses reported in accumulated other comprehensive (loss)/income into earnings within the next 12 months. See Note 16, Accumulated Other Comprehensive Income/(Loss), for additional information regarding the Company's cash flow hedges.
Foreign Currency Exchange Rate Risk
As of December 31, 2014, the Company's foreign subsidiaries had $168.3 million of third-party debt denominated in the local currencies in which the Company's foreign subsidiaries operate, including the Australian dollar, Canadian dollar and the Euro. The debt service obligations associated with this foreign currency debt are generally funded directly from those foreign operations. As a result, foreign currency risk related to this portion of the Company's debt service payments is limited. However, in the event the foreign currency debt service is not paid by the Company's foreign subsidiaries and is paid by United States subsidiaries, the Company may face exchange rate risk if the Australian dollar, Canadian dollar or the Euro were to appreciate relative to the United States dollar and require higher United States dollar equivalent cash.
The Company is also exposed to foreign currency exchange rate risk related to its foreign subsidiaries, including non-functional currency intercompany debt, typically associated with intercompany debt from the Company's United States subsidiaries to its foreign subsidiaries, associated with acquisitions and any timing difference between announcement and closing of an acquisition of a foreign business. To mitigate currency exposures related to non-functional currency denominated intercompany debt, cross-currency swap contracts may be entered into for periods consistent with the underlying debt. In determining the fair value of the derivative contract, the significant inputs to valuation models are quoted market prices of similar instruments in active markets. To mitigate currency exposures of non-United States dollar-denominated acquisitions, the Company may enter into foreign exchange forward contracts. Although cross-currency swap and foreign exchange forward derivative contracts used to mitigate exposures on foreign currency intercompany debt do not qualify for hedge accounting, the Company believes that such instruments are closely correlated with the underlying exposure, thus reducing the associated risk. The gains or losses from changes in the fair value of derivative instruments that do not qualify for hedge accounting are recognized in current period earnings within other income, net.
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
On November 29, 2012, simultaneous with the termination of the previous swap, the Company entered into two Australian dollar/United States dollar floating to floating cross-currency swap agreements (the Swaps), effective December 3, 2012 and originally set to expire on December 1, 2014. On May 23, 2014, the intercompany loan was repaid and the Company terminated the Swaps. In connection with the termination, the Company paid A$105.0 million and received $108.9 million. The Swaps required the Company to pay Australian dollar BBSW plus 3.25% based on a notional amount of A$105.0 million and allowed the Company to receive United States LIBOR plus 2.82% based on a notional amount of $109.6 million on a quarterly basis.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The following table summarizes the fair value of the Company's derivative instruments recorded in the consolidated balance sheets as of December 31, 2014 and 2013 (dollars in thousands):

		Fair Value
	Balance Sheet Location	2014	2013
Asset Derivatives:
Derivatives designated as hedges:
Interest rate swap agreements	Prepaid expenses and other	$35	$—
Interest rate swap agreements	Other assets, net	101	36,987
Total derivatives designated as hedges		$136	$36,987
Derivatives not designated as hedges:
Cross-currency swap agreements	Prepaid expenses and other	$—	$16,056
Liability Derivatives:
Derivatives designated as hedges:
Interest rate swap agreements	Accrued expenses	$2,249	$1,601
Interest rate swap agreements	Other long-term liabilities	2,462	838
Total derivatives designated as hedges		$4,711	$2,439

The following table shows the effect of the Company's derivative instruments designated as cash flow hedges for the years ended December 31, 2014, 2013 and 2012 in other comprehensive income/(loss) (OCI) (dollars in thousands):

	Total Cash Flow Hedge OCI Activity, Net of Tax
	2014	2013	2012
Derivatives Designated as Cash Flow Hedges:
Effective portion of changes in fair value recognized in OCI:
Interest rate swap agreement	$(23,473)	$20,988	$4,053

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the effect of the Company's derivative instruments not designated as hedges for the years ended December 31, 2014, 2013 and 2012 in the consolidated statements of operations (dollars in thousands):

		Amount Recognized in Earnings
	Location of Amount Recognized in Earnings	2014	2013	2012
Derivative Instruments Not Designated as Hedges:
Cross-currency swap agreements	Interest (expense)/income	$(1,184)	$(2,696)	$(4,638)
Cross-currency swap agreements	Other (expense)/income, net	(86)	427	303
Contingent forward sale contract	Contingent forward sale contract mark-to-market expense	—	—	(50,106)
		$(1,270)	$(2,269)	$(54,441)
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

The following table presents the Company's financial instruments that are carried at fair value using Level 2 inputs at December 31, 2014 and 2013 (dollars in thousands):

	2014	2013
Financial instruments carried at fair value using Level 2 inputs:
Financial assets carried at fair value:
Interest rate swap agreements	$136	$36,987
Cross-currency swap agreements	—	16,056
Total financial assets carried at fair value	$136	$53,043
Financial liabilities carried at fair value:
Interest rate swap agreements	$4,711	$2,439
Total financial liabilities carried at fair value	$4,711	$2,439

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the carrying value and fair value using Level 2 inputs of the Company's financial instruments carried at historical cost at December 31, 2014 and 2013 (dollars in thousands):

	2014		2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities carried at historical cost:
United States term loan	$1,407,000	$1,402,950	$1,433,414	$1,429,204
Australia term loan	133,857	133,900	134,436	135,491
Revolving credit facility	43,187	43,304	15,949	15,956
Amortizing Notes component of TEUs	11,184	11,233	21,878	21,698
Other debt	20,221	20,172	19,035	18,996
Total	$1,615,449	$1,611,559	$1,624,712	$1,621,345
12. EMPLOYEE BENEFIT PROGRAMS:
Employee Bonus Programs
The Company has performance-based bonus programs that include a majority of non-union employees. Approximately $15.8 million, $17.7 million and $14.2 million were awarded under the various performance-based bonus plans in the years ended December 31, 2014, 2013 and 2012, respectively.
Defined Contribution Plans
Under the Genesee & Wyoming Inc. 401(k) Savings Plan, the Company matches participants' contributions up to 4% of the participants' salary on a pre-tax basis. Under the RailAmerica Employees' 401(k) Savings Plan, which remained in effect in 2013 for legacy RailAmerica employees that were employees of the Company during 2013, the Company made contributions to their plan at a rate of 50% of the employees' contribution up to $2,500 for Railroad Retirement employees and up to $5,000 for employees covered under the Federal Insurance Contributions Act. The Company's contributions to the plans in total for the years ended December 31, 2014, 2013 and 2012 were $4.4 million, $3.8 million and $1.8 million, respectively. The Company's contribution for the year ended December 31, 2012 does not include contributions made by RailAmerica to its 401(k) plan during the period while the shares of RailAmerica were held in a voting trust.
The Company's Canadian subsidiaries administer three different retirement benefit plans. The plans qualify under Section 146 of the federal and provincial income tax law and are Registered Retirement Savings Plans (RRSP). Under each plan, employees may elect to contribute a certain percentage of their salary on a pre-tax basis. Under one plan, the Company matches 6% of gross salary up to a maximum of C$3,500 (or $3,017 at the December 31, 2014 exchange rate). Under the other two plans, the Company matches the employee's contribution up to a maximum of 5% of gross salary. Company contributions to the plans in the years ended December 31, 2014, 2013 and 2012, were $1.3 million, $1.3 million and $0.7 million, respectively. The Company's contribution for the year ended December 31, 2012 does not include contributions made by RailAmerica to its retirement benefit plan during the period while the shares of RailAmerica were held in a voting trust.
The Company's Australian subsidiary administers a statutory retirement benefit plan. The Company was required to contribute the equivalent of 9.50%, 9.25% and 9.00% of an employee's base salary into a registered superannuation fund in each of the years ended December 31, 2014, 2013 and 2012, respectively. Employees may elect to make additional contributions either before or after tax. Company contributions were $4.7 million, $4.4 million and $4.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Defined Benefit Plans
The Company administers three United States noncontributory defined benefit plans for union and non-union employees and one Canadian noncontributory defined benefit plan. Benefits are determined based on a fixed amount per year of credited service. The Company's funding policy requires contributions for pension benefits based on actuarial computations which reflect the long-term nature of the plans. The Company has met the minimum funding requirements according to the United States Employee Retirement Income Security Act (ERISA) and Canada's Pension Benefits Standards Act. As of December 31, 2014, there were approximately 270 employees participating under these plans. As of December 31, 2014, the Company's consolidated balance sheet included a $3.2 million pension liability and a $0.1 million loss in accumulated other comprehensive (loss)/income related to these plans.
The Company administers two plans which provide health care and life insurance benefits for certain retired employees in the United States. The Company funds the plans on a pay-as-you-go basis. As of December 31, 2014, there were approximately 65 employees participating under these plans. As of December 31, 2014, the Company's consolidated balance sheet included a $5.9 million postretirement benefit liability and a $1.5 million gain in accumulated other comprehensive (loss)/income related to these plans.
13. INCOME TAXES:
The United States track maintenance credit is an income tax credit for Class II and Class III railroads, as defined by the STB, to reduce their federal income tax based on qualified railroad track maintenance expenditures (the Short Line Tax Credit). Qualified expenditures include amounts incurred for maintaining track, including roadbed, bridges and related track structures owned or leased by a Class II or Class III railroad. The credit is equal to 50% of the qualified expenditures, subject to an annual limitation of $3,500 multiplied by the number of miles of railroad track owned or leased by the Class II or Class III railroad as of the end of their tax year. The Short Line Tax Credit was in existence from 2005 through 2011 and was extended for fiscal years 2012 and 2013 on January 2, 2013 and further extended on December 19, 2014 for fiscal year 2014.
The Company's income tax provision for the year ended December 31, 2014 was $107.1 million, which represented 29.1% of income before income taxes and income from equity investment. The Company's provision for income taxes for the year ended December 31, 2014 included a $3.9 million tax benefit as a result of receiving consent from the United States Internal Revenue Service (IRS) to change a tax accounting method retroactively for companies acquired as a result of the RailAmerica acquisition.
Included in the Company's net income for the year ended December 31, 2013 was a $41.0 million benefit associated with the retroactive extension of the United States Short Line Tax Credit for fiscal year 2012. Since the extension became law in 2013, the 2012 impact was recorded in the first quarter of 2013. Excluding the $41.0 million retroactive benefit, the Company's provision for income taxes was $87.2 million for the year ended December 31, 2013, which represented 27.4% of income before income taxes and income from equity investment.
Included in the Company's income before income taxes and income from equity investment for the year ended December 31, 2012 was a $50.1 million mark-to-market expense associated with a contingent forward sale contract, which is a non-deductible expense for income tax purposes. See Note 10, Derivative Financial Instruments, for further details on the contingent forward sale contract. Excluding the $50.1 million mark-to-market expense, the Company's provision for income taxes was $46.4 million for the year ended December 31, 2012, which represents 34.8% of income before income taxes and income from equity investment.
The Company's effective income tax rates also included adjustments to reflect differences between book income tax expense and final tax returns filed each year related to the previous fiscal year, which the Company does not consider material.
The components of income before income taxes and income from equity investment for the years ended December 31, 2014, 2013 and 2012 were as follows (dollars in thousands):

	2014	2013	2012
United States	$276,594	$211,889	$5,598
Foreign	91,519	106,498	77,680
Total	$368,113	$318,387	$83,278

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

No provision is made for the United States income taxes applicable to the undistributed earnings of controlled foreign subsidiaries as it is the intention of management to fully utilize those earnings in the operations of foreign subsidiaries. If the earnings were to be distributed in the future, those distributions may be subject to United States income taxes (appropriately reduced by available foreign tax credits) and withholding taxes payable to various foreign countries, however, the amount of the tax and credits is not practicable to determine. The amount of undistributed earnings of the Company's controlled foreign subsidiaries as of December 31, 2014 was $305.2 million.
The components of the provision for income taxes for the years ended December 31, 2014, 2013 and 2012 were as follows (dollars in thousands):

	2014	2013	2012
United States:
Current
Federal	$15,647	$6,571	$3,582
State	7,134	6,031	3,752
Deferred
Federal	49,799	62	17,382
State	8,727	4,890	906
	81,307	17,554	25,622
Foreign:
Current	17,591	22,697	9,907
Deferred	8,209	6,045	10,873
	25,800	28,742	20,780
Total	$107,107	$46,296	$46,402

The provision for income taxes differs from that which would be computed by applying the statutory United States federal income tax rate to income before taxes. The following is a summary of the effective tax rate reconciliation for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Tax provision at statutory rate	35.0%	35.0%	35.0%
Effect of acquisitions/divestitures	—%	—%	24.8%
Effect of foreign operations	(1.7)%	(2.1)%	(7.7)%
State income taxes, net of federal income tax benefit	2.8%	2.2%	3.8%
Benefit of track maintenance credit	(7.3)%	(21.0)%	—%
Other, net	0.3%	0.4%	(0.3)%
Effective income tax rate	29.1%	14.5%	55.6%

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the effect of temporary differences between the book and tax basis of assets and liabilities as well as available income tax credit and net operating loss carryforwards. The components of net deferred income taxes as of December 31, 2014 and 2013 were as follows (dollars in thousands):

	2014	2013
Deferred tax assets:
Track maintenance credit	$227,102	$221,278
Net operating loss carryforwards	16,008	14,577
Accruals and reserves not deducted for tax purposes until paid	11,027	19,848
Stock-based compensation	6,954	6,348
Deferred revenue	3,652	1,216
Deferred compensation	2,810	2,974
Foreign tax credit	1,964	1,964
Nonshareholder contributions	1,871	2,304
Interest rate swaps	1,664	—
Alternative minimum tax credit	1,592	1,592
Postretirement benefits	425	811
Other	457	119
	275,526	273,031
Valuation allowance	(14,793)	(12,194)
Deferred tax liabilities:
Property basis difference	(1,088,572)	(1,029,492)
Interest rate swaps	—	(13,985)
Other	(1,519)	(1,884)
Net deferred tax liabilities	$(829,358)	$(784,524)

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
As of December 31, 2014, the Company had United States net operating loss carryforwards in various state jurisdictions that totaled approximately $387 million and United States track maintenance credit carryforwards of $227.1 million. Some of the Company's net operating loss and credit carryforwards are subject to Section 382 limitations of the Internal Revenue Code (Section 382). Section 382 imposes limitations on a corporation's ability to utilize its net operating losses and credits if it experiences an "ownership change." In general terms, an ownership change results from transactions increasing the ownership of certain existing stockholders or new stockholders in the stock of a corporation by more than 50% during a three year testing period. Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be increased to reflect both recognized and deemed recognized "built-in gains" that occur during the sixty-month period after the ownership change. The state net operating losses exist in different states and expire between 2015 and 2034. The United States track maintenance credits expire between 2026 and 2034.
The Company maintains a valuation allowance on foreign tax credits and state net operating losses for which, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. It is management's belief that it is more likely than not that a portion of the deferred tax assets will not be realized.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending amount of the Company's valuation allowance is as follows (dollars in thousands):

2014
Balance at beginning of year	$12,194
Increase for state net operating losses	2,599
Balance at end of year	$14,793
A reconciliation of the beginning and ending amount of the Company's liability for uncertain tax positions is as follows (dollars in thousands):

	2014	2013	2012
Balance at beginning of year	$3,155	$3,155	$—
Increase for acquired subsidiary	—	—	3,370
Increase for tax positions related to the current year	1,169	—	—
Reductions for tax positions of prior years	—	—	(215)
Balance at end of year	$4,324	$3,155	$3,155
At December 31, 2014, 2013 and 2012, there was $4.3 million, $3.2 million and $3.2 million, respectively, of unrecognized tax benefits that if recognized would affect the annual effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in its provision for income taxes.
As of December 31, 2014, the following tax years remain open to examination by the major taxing jurisdictions to which the Company is subject:

	Open Tax Years
Jurisdiction	From		To
United States	2001	-	2014
Australia	2010	-	2014
Canada	2010	-	2014
Mexico	2008	-	2014
Netherlands	2013	-	2014
Belgium	2009	-	2014
14. COMMITMENTS AND CONTINGENCIES:
From time to time, the Company is a defendant in certain lawsuits resulting from the Company's operations in the ordinary course as the nature of the Company's business exposes it to the potential for various claims and litigation related to property damage, personal injury, freight loss, labor and employment, environmental and other matters. As described in Note 2, Significant Accounting Policies, the Company maintains insurance policies to mitigate the financial risk associated with such claims.
Any material changes to current litigation trends or a catastrophic rail accident or series of accidents involving material freight loss or property damage, personal injury and environmental liability or other claims against the Company that are not covered by insurance could have a material adverse effect on the Company's results of operations, financial condition and liquidity.
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

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. STOCK-BASED COMPENSATION PLANS:
The Omnibus Plan allows for the issuance of up to 6,187,500 shares of Class A Common Stock for awards, which include stock options, restricted stock, restricted stock units and any other form of award established by the Compensation Committee, in each case consistent with the plan's purpose. Stock-based awards generally have three-year requisite service periods and five year contractual terms. Any shares of common stock related to awards that terminate by expiration, forfeiture or cancellation are deemed available for issuance or reissuance under the Omnibus Plan. In total, at December 31, 2014, there remained 1,729,535 shares of Class A Common Stock available for future issuance under the Omnibus Plan.
A summary of option activity under the Omnibus Plan as of December 31, 2014 and changes during the year then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of year	969,332	$54.32
Granted	358,469	98.31
Exercised	(326,494)	32.67
Expired	(2,138)	42.44
Forfeited	(15,889)	89.82
Outstanding at end of year	983,280	$76.99	3.1	$15,941
Vested or expected to vest at end of year	980,480	$76.94	3.1	$15,940
Exercisable at end of year	442,575	$58.91	1.9	$13,836
The weighted average grant date fair value of options granted during the years ended December 31, 2014, 2013 and 2012 was $18.90, $22.16 and $16.25, respectively. The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $20.9 million, $17.6 million and $17.3 million, respectively.
The Company determines the fair value of each option award on the date of grant using the Black-Scholes option pricing model. There are six input variables to the Black-Scholes model: stock price, strike price, volatility, term, risk-free interest rate and dividend yield. Both the stock price and strike price inputs are typically the closing stock price on the date of grant. The assumption for expected future volatility is based on a combination of historical and implied volatility of the Company's Class A Common Stock. The expected term of options is derived from the vesting period of the award, as well as historical exercise data, and represents the period of time that options granted are expected to be outstanding. The expected risk-free rate is calculated using the United States Treasury yield curve over the expected term of the option. The expected dividend yield is 0% for all periods presented, based upon the Company's historical practice of not paying cash dividends on its common stock. The Company uses historical data, as well as management's current expectations, to estimate forfeitures.
The following weighted average assumptions were used to estimate the grant date fair value of options granted during the years ended December 31, 2014, 2013 and 2012 using the Black-Scholes option pricing model:

	2014	2013	2012
Expected volatility	22%	29%	33%
Expected term (in years)	4	4	4
Risk-free interest rate	1.20%	0.89%	0.52%
Expected dividend yield	0%	0%	0%
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

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company determines fair value of its restricted stock and restricted stock units based on the closing stock price on the date of grant.
The following table summarizes the Company's non-vested restricted stock outstanding as of December 31, 2014 and changes during the year then ended:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of year	126,664	$73.25
Granted	74,880	98.18
Vested	(73,974)	68.80
Forfeited	(3,331)	87.75
Non-vested at end of year	124,239	$90.54
The weighted average grant date fair value of restricted stock granted during the years ended December 31, 2014, 2013 and 2012 was $98.18, $90.12 and $65.70, respectively. The total grant date fair value of restricted stock that vested during the years ended December 31, 2014, 2013 and 2012 was $5.1 million, $11.3 million and $7.8 million, respectively.
The following table summarizes the Company's non-vested restricted stock units outstanding as of December 31, 2014 and changes during the year then ended:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of year	93,242	$72.78
Granted	37,007	98.24
Vested	(57,995)	75.94
Forfeited	(6,848)	80.73
Non-vested at end of year	65,406	$83.55
The weighted average grant date fair value of restricted stock units granted during the years ended December 31, 2014, 2013 and 2012 was $98.24, $89.44 and $67.43, respectively. The total grant date fair value of restricted stock units that vested during the years ended December 31, 2014, 2013 and 2012 was $4.4 million, $14.3 million and $3.4 million, respectively.
During 2014, the Company's Compensation Committee started awarding performance-based restricted stock units under the Omnibus Plan. These performance-based restricted stock units are typically granted once per year and vest based upon the achievement of market performance criteria, ranging from 0% to 100%, as determined by the Compensation Committee prior to the date of the award, and continued service during the performance period. The performance period for these awards are generally three years. The performance-based restricted stock units entitle the grantee to receive shares of Class A Common Stock based upon the Company's Relative Total Shareholder Return as independently ranked against the components of the S&P 500 Index and the custom peer group over the performance period with each discrete half of the award's payouts being measured independently and then averaged together to find the final payout. The expense for these awards is recognized over the service period, even if the market condition is never satisfied.
The following table summarizes the performance-based restricted stock units at the maximum award amounts as of December 31, 2014 and changes during the year then ended. Actual shares that will vest depending on the level of attainment of the performance-based criteria:

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of year	—	$—
Granted	14,424	42.39
Vested	—	—
Forfeited	—	—
Non-vested at end of year	14,424	$42.39
The Company determines the fair value of each performance-based restricted stock units on the date of grant using the Monte Carlo valuation model. There are six input variables to the Monte Carlo valuation model: stock price, volatility of the Company's Class A Common Stock, volatility of the two peer groups, correlation coefficients, risk-free interest rate and dividend yield. The stock price is determined based upon the Company's closing stock price on the day prior to the date of grant. Volatility is based on a combination of historical and implied volatility. The correlation coefficients are calculated based upon the price data used to calculate the volatilities. The expected risk-free rate is calculated using the United States Treasury bill over the expected term of the award. The expected dividend yield is 0% for all periods presented, based upon the Company's historical practice of not paying cash dividends on its common stock. The expected term of the performance-based restricted stock units is derived from the plan's performance period as of the grant date. The Company uses historical data, as well as management's current expectations, to estimate forfeitures.
The following assumptions were used to estimate the grant date fair value of the performance-based restricted stock units granted during the year ended December 31, 2014 using the Monte Carlo simulation model:

2014
Volatility of the Company's common stock	25%
Average volatility of peer group and S&P 500 companies	29%
Average correlation coefficient of peer group and S&P 500 companies	0.6
Risk-free interest rate	0.81%
Expected dividend yield	0%
Expected term (in years)	3
For the year ended December 31, 2014, total compensation costs from all of the Company's stock-based awards was $12.7 million. Total compensation costs related to non-vested awards not yet recognized was $17.7 million as of December 31, 2014, which will be recognized over the next three years with a weighted average period of 1.3 years. The total income tax benefit recognized in the consolidated statement of operations for stock-based awards was $4.4 million for the year ended December 31, 2014.
For the year ended December 31, 2013, compensation costs from all of the Company's stock-based awards was $11.7 million. The Company also recorded an additional $5.1 million of costs from the acceleration of stock-based awards for terminated RailAmerica employees. The total income tax benefit recognized in the consolidated statement of operations for stock-based awards was $5.3 million for the year ended December 31, 2013.
For the year ended December 31, 2012, compensation cost from stock-based awards was $7.9 million. The Company also recorded an additional $4.1 million of costs from the acceleration of stock-based awards for terminated RailAmerica employees. The total income tax benefit recognized in the consolidated statement of operations for stock-based awards was $4.5 million for the year ended December 31, 2012.
The total income tax benefit realized from the exercise of stock-based awards was $11.0 million, $17.7 million and $10.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.
The Company has reserved 1,265,625 shares of Class A Common Stock that the Company may sell to its full-time employees under its Employee Stock Purchase Plan (ESPP) at 90% of the stock's market price on the date of purchase. At December 31, 2014, 210,988 shares had been purchased under this plan. The Company recorded compensation expense for the 10% purchase discount of approximately $0.1 million in each of the years ended December 31, 2014, 2013 and 2012.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS):
The following table sets forth accumulated other comprehensive income/(loss) included in the consolidated balance sheets as of December 31, 2014 and 2013, respectively (dollars in thousands):

	Cumulative Foreign Currency Translation Adjustment	Defined Benefit Plans	Net Unrealized Gain/(Loss) on Cash Flow Hedges		Accumulated Other Comprehensive Income/(Loss)
Balance, December 31, 2012	$47,845	$(148)	$(426)		$47,271
Other comprehensive (loss)/income before reclassifications	(62,532)	362	23,443		(38,727)
Amounts reclassified from accumulated other comprehensive income, net of tax benefit of $1,637	—	—	(2,455)	(a)	(2,455)
Change in 2013	(62,532)	362	20,988		(41,182)
Balance, December 31, 2013	$(14,687)	$214	$20,562		$6,089
Other comprehensive (loss)/income before reclassifications	(56,059)	1,191	(22,054)		(76,922)
Amounts reclassified from accumulated other comprehensive income, net of tax benefit of $946	—	—	(1,419)	(a)	(1,419)
Change in 2014	(56,059)	1,191	(23,473)		(78,341)
Balance, December 31, 2014	$(70,746)	$1,405	$(2,911)		$(72,252)
(a) Existing net losses realized are recorded in interest expense on the consolidated statements of operations (see Note10, Derivative Financial Instruments).
17. SUPPLEMENTAL CASH FLOW INFORMATION:
Interest and Taxes Paid
The following table sets forth the cash paid for interest and income taxes for the years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

	2014	2013	2012
Interest, net	$43,076	$57,206	$57,012
Income taxes	$36,179	$14,522	$11,187
Significant Non-Cash Investing and Financing Activities
The Company had outstanding receivables from outside parties for the funding of capital expenditures of $32.1 million, $33.0 million and $25.0 million as of December 31, 2014, 2013 and 2012, respectively. At December 31, 2014, 2013 and 2012, $51.3 million, $40.1 million and $22.6 million, respectively, of purchases of property and equipment had not been paid and, accordingly, were accrued in accounts payable in the normal course of business.
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

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth the Company's North American & European Operations and Australian Operations for the years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

	December 31, 2014
	North American & European Operations	Australian Operations	Total Operations
Operating revenues	$1,325,830	$313,182	$1,639,012
Income from operations	$330,560	$91,011	$421,571
Depreciation and amortization	$128,986	$28,095	$157,081
Interest expense	$43,722	$12,440	$56,162
Interest income	$1,157	$288	$1,445
Provision for income taxes	$83,664	$23,443	$107,107
Expenditures for additions to property & equipment, net of grants from outside parties	$280,657	$25,064	$305,721

	December 31, 2013
	North American & European Operations	Australian Operations	Total Operations
Operating revenues	$1,243,847	$324,796	$1,568,643
Income from operations	$284,122	$96,066	$380,188
Depreciation and amortization	$114,542	$27,102	$141,644
Interest expense	$52,740	$15,154	$67,894
Interest income	$3,631	$340	$3,971
Provision for income taxes	$24,038	$22,258	$46,296
Expenditures for additions to property & equipment, net of grants from outside parties	$163,545	$51,860	$215,405

	December 31, 2012
	North American & European Operations	Australian Operations	Total Operations
Operating revenues	$585,893	$289,023	$874,916
Income from operations	$115,387	$74,935	$190,322
Depreciation and amortization	$50,156	$23,249	$73,405
Interest expense	$45,996	$16,849	$62,845
Interest income	$3,219	$506	$3,725
Provision for income taxes	$28,451	$17,951	$46,402
Contingent forward sale contract mark-to-market expense	$50,106	$—	$50,106
Income from equity investment from RailAmerica, net	$15,557	$—	$15,557
Expenditures for additions to property & equipment, net of grants from outside parties	$69,636	$122,426	$192,062
The following table sets forth the property and equipment recorded in the consolidated balance sheets as of December 31, 2014 and 2013 (dollars in thousands):

	December 31, 2014			December 31, 2013
	North American & European Operations	Australian Operations	Total Operations	North American & European Operations	Australian Operations	Total Operations
Property & equipment, net	$3,282,328	$506,154	$3,788,482	$2,883,452	$557,292	$3,440,744

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Geographic Area Information
Operating revenues for each geographic area for the years ended December 31, 2014, 2013 and 2012 were as follows (dollars in thousands):

	2014		2013		2012
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Operating revenues:
United States	$1,188,172	72.5%	$1,100,334	70.2%	$505,778	57.8%
Non-United States:
Australia	$313,182	19.1%	$324,796	20.7%	$289,023	33.0%
Canada	116,677	7.1%	128,838	8.2%	65,327	7.5%
Europe	20,981	1.3%	14,675	0.9%	14,788	1.7%
Total Non-United States	$450,840	27.5%	$468,309	29.8%	$369,138	42.2%
Total operating revenues	$1,639,012	100.0%	$1,568,643	100.0%	$874,916	100.0%
Property and equipment for each geographic area as of December 31, 2014 and 2013 were as follows (dollars in thousands):

	2014		2013
	Amount	% of Total	Amount	% of Total
Property and equipment located in:
United States	$3,003,299	79.3%	$2,642,263	76.8%
Non-United States:
Australia	$506,154	13.4%	$557,292	16.2%
Canada	266,305	7.0%	226,310	6.6%
Europe	12,724	0.3%	14,879	0.4%
Total Non-United States	$785,183	20.7%	$798,481	23.2%
Total property and equipment, net	$3,788,482	100.0%	$3,440,744	100.0%

19. QUARTERLY FINANCIAL DATA (unaudited):
The following table sets forth the Company's quarterly results for the years ended December 31, 2014 and 2013 (dollars in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014
Operating revenues	$376,279	$414,563	$432,543	$415,627
Income from operations	$74,875	$110,109	$123,116	$113,471
Net income	$39,634	$60,889	$72,852	$87,631
Diluted earnings per common share attributable to Genesee & Wyoming Inc. common stockholders	$0.70	$1.07	$1.27	$1.53

2013
Operating revenues	$374,950	$400,648	$401,377	$391,668
Income from operations	$76,200	$107,417	$101,741	$94,830
Net income	$82,728	$65,050	$66,225	$58,088
Diluted earnings per common share attributable to Genesee & Wyoming Inc. common stockholders	$1.46	$1.14	$1.16	$1.03

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The quarters shown were affected by the items below:
The first quarter of 2014 included (i) $0.5 million after-tax gain on sale of assets and (ii) $0.7 million after-tax business development and related costs.
The second quarter of 2014 included (i) $2.9 million after-tax credit facility refinancing-related costs, (ii) $1.0 million after-tax gain on sale of assets and (iii) $1.0 million after-tax business development and related costs.
The third quarter of 2014 included (i) $3.9 million tax benefit as a result of receiving consent from the United States IRS to change a tax accounting method retroactively for companies acquired as a result of the RailAmerica acquisition, (ii) $0.9 million after-tax gain on sale of assets, (iii) $0.7 million tax benefit related to differences between book income tax expense and final tax returns filed related to the previous fiscal year and (iv) $0.5 million after-tax business development and related costs.
The fourth quarter of 2014 included (i) $1.0 million after-tax gain on sale of assets, (ii) $19.6 million tax benefit associated with the United States Short Line Tax Credit for first three quarters of 2014, (iii) $7.4 million tax benefit associated with the United States Short Line Tax Credit for fourth quarter of 2014, (iv) $3.5 million tax expense due to the application of the full year 2014 effective tax rate to the results of the first three quarters of 2014 and (v) $1.0 million after-tax business development and related costs.
The first quarter of 2013 included (i) $41.0 million tax benefit associated with the retroactive extension of the United States Short Line Tax Credit for fiscal year 2012 that took place during first quarter of 2013, (ii) $4.0 million tax benefit associated with the United States Short Line Tax Credit for first quarter of 2013, (iii) $8.0 million after-tax RailAmerica integration costs, (iv) $1.3 million after-tax gain on sale of assets and (v) $0.4 million after-tax business development and related costs.
The second quarter of 2013 included (i) $7.5 million tax benefit associated with the United States Short Line Tax Credit, (ii) $0.7 million after-tax gain on sale of assets and (iii) $0.7 million after-tax business development and related costs.
The third quarter of 2013 included (i) $6.8 million tax benefit associated with the United States Short Line Tax Credit, (ii) $0.5 million after-tax gain on sale of assets, (iii) $1.3 million after-tax RailAmerica integration costs, (iv) $1.7 million tax benefit related to differences between book income tax expense and the final tax returns filed in the current year related to the previous fiscal year and (v) $1.3 million after-tax adjustment to depreciation and amortization expense as a result of finalizing the determination of fair values of the assets and liabilities acquired from RailAmerica.
The fourth quarter of 2013 included (i) $7.6 million tax benefit associated with the United States Short Line Tax Credit, (ii) $0.8 million after-tax gain on sale of assets, (iii) $2.0 million tax valuation allowance on foreign tax credits generated in prior years, (iii) $0.7 million after-tax business development and related costs and (iv) $0.6 million after-tax RailAmerica integration and acquisition-related costs.
20. RECENTLY ISSUED ACCOUNTING STANDARDS:
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
In November 2014, the FASB issued ASU 2014-17, Business Combinations (Topic 805): Pushdown Accounting, which provides that an acquired entity may elect to apply pushdown accounting in its separate financial statements upon a change-in-control event in which an acquirer obtains control of the acquired entity. This guidance is effective upon issuance of the standard and did not have an impact on the Company's consolidated financial statements.
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

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity, which clarifies how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The amendments in this guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
21. SUBSEQUENT EVENTS:
Agreement to Acquire Freightliner Group Limited
On February 25, 2015, the Company announced its entry into an agreement to acquire approximately 95% of the shares of Freightliner Group Limited (Freightliner) for cash consideration of approximately £490 million (or approximately $755 million at current exchange rates) and to assume approximately £8.5 million (or approximately $13 million at current exchange rates) in net debt and capitalized leases. Members of the existing Freightliner management team will retain an approximate 5% ownership interest, and the Company expects to own 100% of Freightliner by mid-2020. The acquisition is expected to close during the first quarter of 2015. The Company plans to finance the acquisition of Freightliner through an amendment to its existing Amended and Restated Credit Agreement, with approximately $650 million from the issuance of new term loans and the remainder from funds drawn on its existing revolving credit facility.
Headquartered in London, England, Freightliner is an international freight rail operator with operations in the United Kingdom (U.K.), Poland, Germany, the Netherlands and Australia. Freightliner's principal business is located in the U.K. where it is the second largest freight rail operator, providing intermodal and heavy haul service throughout England, Scotland and Wales. In Continental Europe, Freightliner Poland primarily serves aggregates and coal customers in Poland. In addition, Freightliner's ERS subsidiary, based in Rotterdam, provides cross-border intermodal services connecting the northern European ports of Rotterdam, Bremerhaven and Hamburg to key cities in Germany, Poland, Italy and beyond. In Australia, Freightliner currently transports coal and containerized agricultural products for its customers in New South Wales.
Freightliner's fleet of primarily leased equipment includes approximately 250 standard gauge locomotives (mostly diesel-electric) as well as 5,500 wagons. Freightliner employs over 2,500 people worldwide.
Acquisition of Pinsly's Arkansas Division
On January 5, 2015, the Company completed the acquisition of certain subsidiaries that constitute Pinsly's Arkansas Division (Pinsly Arkansas) from Pinsly Railroad Company for approximately $40 million in cash, subject to adjustment for final working capital. The Company funded the acquisition with borrowings under the Company's Amended and Restated Credit Agreement.
Headquartered in Jones Mills, Arkansas, Pinsly Arkansas serves the Hot Springs and Little Rock areas, as well as the southwestern and southeastern portions of Arkansas and includes (1) the Arkansas Midland Railroad (AKMD), which is comprised of seven non-contiguous branch lines; (2) the Prescott & Northwestern Railroad (PNW); (3) the Warren & Saline River Railroad (WSR); and (4) the two Arkansas transload operations of Pinsly's Railroad Distribution Services subsidiary. Operations are composed of 137 miles of owned and leased track, 77 employees and 16 locomotives. The railroads currently haul approximately 35,000 carloads per year and serve a diverse customer base in industries including aluminum, forest products, aggregates, energy and carton board.

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

/s/ PricewaterhouseCoopers LLP

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

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
ORGANIZATION
RailAmerica, Inc. ("RailAmerica" or the "Company") is a leading owner and operator of short line freight railroads in North America, operating a portfolio of 45 individual railroads with approximately 7,100 miles of track in 28 states and three Canadian provinces. The Company's principal operations consist of rail freight transportation and ancillary rail services.
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
BASIS OF PRESENTATION
In accordance with Rule 3-09 of Regulation S-X, full financial statements of significant equity investments are required to be presented in the annual report of the investor. For purposes of S-X 3-09, the investee's separate annual financial statements should only include the period of the fiscal year in which it was accounted for by the equity method by the investor. Accordingly, the accompanying consolidated financial statements have been prepared for the period from October 1, 2012 (date of acquisition) to December 28, 2012, the period of equity accounting by the investor (the "period").
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
DEFINED BENEFIT COMPONENT - The defined benefit component applies to approximately 60 employees who transferred employment directly from Canadian Pacific Railway ("CP") to a subsidiary of the Company. The defined benefit portion of the plan is a mirror plan of CP's defined benefit plan. The employees that transferred and joined the mirror plan were entitled to transfer or buy back prior years of service. As part of the arrangement, CP transferred to the Company the appropriate value of each employee's pension entitlement.
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
The following chart summarizes the benefit obligations, assets, funded status and rate assumptions associated with the defined benefit plans for the period (in thousands):

	Canadian	U.S.	Total
	2012	2012	2012
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at October 1, 2012 (Acquisition)	$15,592	$1,693	$17,285
Service cost	44	16	60
Interest cost	158	15	173
Plan participants' contributions	18	—	18
Actuarial gain	(266)	(25)	(291)
Benefits paid	(80)	(23)	(103)
Foreign currency exchange rate changes	(177)	—	(177)
Benefit obligation at end of period	$15,289	$1,676	$16,965
CHANGE IN PLAN ASSETS
Fair value of plan assets at October 1, 2012 (Acquisition)	$10,522	$835	$11,357
Actual return on plan assets	212	(2)	210
Employer contribution	1,576	22	1,598
Plan participants' contributions	18	—	18
Benefits paid	(80)	(22)	(102)
Foreign currency exchange rate changes	(127)	—	(127)
Fair value of plan assets at end of period	$12,121	$833	$12,954
Funded status — accrued benefit cost	$(3,168)	$(843)	$(4,011)
ASSUMPTIONS
Discount rate	4.00%	3.65%	N/A
Expected return on plan assets	6.50%	6.00%	N/A
Rate of compensation increase	3.25%	4.56%	N/A
COMPONENTS OF NET PERIODIC BENEFIT COST IN PERIOD
Service cost	$44	$16	$60
Interest cost	158	15	173
Expected return on plan assets	(171)	(13)	(184)
Amortization of prior service cost	3	—	3
Amortization of net actuarial loss	6,715	—	6,715
Net periodic pension cost	$6,749	$18	$6,767

	(In thousands)
	Canadian	U.S.	Total
Expected Employer Contribution in 2013	$153	$104	$257
Expected Employee Contribution in 2013	69	—	69
Expected Benefit Payments in:
2013	$325	$72	$397
2014	373	85	458
2015	420	91	511
2016	477	93	570
2017	547	104	651
2018-2021	3,583	516	4,099

	(In thousands)
Accumulated Other Comprehensive Income	Canadian	U.S.	Total
Balance October 1, 2012 (Acquisition)	$—	$—	$—
Actuarial gain in period	266	11	277
Total	266	11	277
Balance at December 28, 2012	$266	$11	$277

Unamortized actuarial gain	266	11	277
Balance at December 28, 2012	266	11	277
Deferred tax	72	4	76
Balance at December 28, 2012, net of tax	$194	$7	$201
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