Form 10-Q
period 2015-03-31
GENESEE & WYOMING INC
filed 2015-05-07
CIK 1012620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-Q
________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission File Number 001-31456
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Shares of common stock outstanding as of the close of business on May 1, 2015:

Class	Number of Shares Outstanding
Class A Common Stock	53,076,597
Class B Common Stock	945,485

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

Forward-Looking Statements
This report and other documents referred to in this report contain forward-looking statements regarding future events and the future performance of Genesee & Wyoming Inc. that are based on current expectations, estimates and projections about our industry, our business and our performance, management's beliefs and assumptions made by management. Words such as "anticipates," "intends," "plans," "believes," "could," "should," "seeks," "expects," "will," "estimates," "trends," "outlook," variations of these words and similar expressions are intended to identify these forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast, including the following: risks related to the operation of our railroads; severe weather conditions and other natural occurrences, which could result in shutdowns, derailments, railroad network congestion or other substantial disruption of operations; customer demand and changes in our operations or loss of important customers; exposure to the credit risk of customers and counterparties; changes in commodity prices; consummation and integration of acquisitions; economic, political and industry conditions (including employee strikes or work stoppages); retention and contract continuation; legislative and regulatory developments, including changes in environmental and other laws and regulations to which we are subject; increased competition in relevant markets; funding needs and financing sources, including our ability to obtain government funding for capital projects; international complexities of operations, currency fluctuations, finance, tax and decentralized management; challenges of managing rapid growth including retention and development of senior leadership; unpredictability of fuel costs; susceptibility to various legal claims and lawsuits; increase in, or volatility associated with, expenses related to estimated claims, self-insured retention amounts and insurance coverage limits; consummation of new business opportunities; decrease in revenues and/or increase in costs and expenses; susceptibility to the risks of doing business in foreign countries; our ability to realize the expected synergies associated with acquisitions; risks associated with our substantial indebtedness and others including, but not limited to, those set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q, if any, and those noted in our 2014 Annual Report on Form 10-K under "Risk Factors." Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Forward-looking statements speak only as of the date of this report or as of the date they were made. We do not undertake, and expressly disclaim, any duty to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2015 and DECEMBER 31, 2014 (Unaudited)
(dollars in thousands, except per share and share amounts)

	March 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$112,420	$59,727
Accounts receivable, net	394,132	357,278
Materials and supplies	43,183	30,251
Prepaid expenses and other	51,294	24,176
Deferred income tax assets, net	76,721	76,994
Total current assets	677,750	548,426
PROPERTY AND EQUIPMENT, net	4,014,856	3,788,482
GOODWILL	907,440	628,815
INTANGIBLE ASSETS, net	1,112,740	587,663
DEFERRED INCOME TAX ASSETS, net	2,205	2,500
OTHER ASSETS, net	42,634	39,867
Total assets	$6,757,625	$5,595,753
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$35,963	$67,398
Accounts payable	318,219	290,746
Accrued expenses	153,762	106,094
Total current liabilities	507,944	464,238
LONG-TERM DEBT, less current portion	2,410,340	1,548,051
DEFERRED INCOME TAX LIABILITIES, net	1,096,457	908,852
DEFERRED ITEMS - grants from outside parties	276,950	279,286
OTHER LONG-TERM LIABILITIES	132,414	37,346
COMMITMENTS AND CONTINGENCIES
EQUITY:
Class A Common Stock, $0.01 par value, one vote per share; 180,000,000 shares authorized at March 31, 2015 and December 31, 2014; 65,797,851 and 65,632,309 shares issued and 53,075,305 and 52,938,267 shares outstanding (net of 12,722,546 and 12,694,042 shares in treasury) on March 31, 2015 and December 31, 2014, respectively	658	656
Class B Common Stock, $0.01 par value, ten votes per share; 30,000,000 shares authorized at March 31, 2015 and December 31, 2014; 945,485 and 1,020,485 shares issued and outstanding on March 31, 2015 and December 31, 2014, respectively	9	10
Additional paid-in capital	1,341,960	1,334,474
Retained earnings	1,343,543	1,319,639
Accumulated other comprehensive loss	(125,257)	(72,252)
Treasury stock, at cost	(227,393)	(224,547)
Total equity	2,333,520	2,357,980
Total liabilities and equity	$6,757,625	$5,595,753
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 and 2014 (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2015	2014
OPERATING REVENUES	$397,030	$376,279
OPERATING EXPENSES:
Labor and benefits	128,550	116,676
Equipment rents	20,317	19,075
Purchased services	19,731	27,816
Depreciation and amortization	41,813	37,641
Diesel fuel used in operations	28,051	41,935
Casualties and insurance	8,369	9,633
Materials	18,463	16,168
Trackage rights	12,082	12,266
Net gain on sale of assets	(317)	(838)
Other expenses	33,352	21,032
Freightliner operating expenses	13,999	—
Total operating expenses	324,410	301,404
INCOME FROM OPERATIONS	72,620	74,875
Interest income	26	1,034
Interest expense	(13,508)	(13,641)
Loss on settlement of foreign currency forward purchase contracts	(18,686)	—
Other income, net	314	636
Income before income taxes	40,766	62,904
Provision for income taxes	(16,862)	(22,900)
Net income	$23,904	$40,004
Basic earnings per common share	$0.43	$0.73
Weighted average shares - Basic	55,826	54,841
Diluted earnings per common share	$0.42	$0.70
Weighted average shares - Diluted	57,121	56,905
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2015 and 2014 (Unaudited)
(dollars in thousands)

	Three Months Ended
	March 31,
	2015	2014
NET INCOME	$23,904	$40,004
OTHER COMPREHENSIVE (LOSS)/INCOME:
Foreign currency translation adjustment	(46,747)	3,754
Net unrealized loss on qualifying cash flow hedges, net of tax benefit of $4,207 and $4,639, respectively	(6,311)	(6,959)
Changes in pension and other postretirement benefits, net of tax provision of ($30) and ($38), respectively	53	67
Other comprehensive loss	(53,005)	(3,138)
COMPREHENSIVE (LOSS)/INCOME	$(29,101)	$36,866
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 and 2014 (Unaudited)
(dollars in thousands)

	Three Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,904	$40,004
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,813	37,641
Stock-based compensation	3,881	3,314
Excess tax benefit from share-based compensation	(834)	(3,580)
Deferred income taxes	10,236	16,118
Net gain on sale of assets	(317)	(838)
Loss on settlement of foreign currency forward purchase contracts	18,686	—
Changes in assets and liabilities which provided/(used) cash, net of effect of acquisitions:
Accounts receivable, net	20,547	(8,559)
Materials and supplies	543	131
Prepaid expenses and other	(3,410)	2,181
Accounts payable and accrued expenses	(32,133)	(15,582)
Other assets and liabilities, net	1,078	830
Net cash provided by operating activities	83,994	71,660
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(66,267)	(71,618)
Grant proceeds from outside parties	16,369	12,800
Cash paid for acquisitions, net of cash acquired	(723,944)	—
Net payment from settlement of foreign currency forward purchase contracts related to an acquisition	(18,686)	—
Insurance proceeds for the replacement of assets	1,421	300
Proceeds from disposition of property and equipment	1,082	1,555
Net cash used in investing activities	(790,025)	(56,963)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term borrowings, including capital leases	(125,307)	(96,287)
Proceeds from issuance of long-term debt	892,805	46,546
Debt amendment/issuance costs	(5,933)	—
Proceeds from employee stock purchases	2,727	4,647
Treasury stock purchases	(2,847)	(3,374)
Excess tax benefit from share-based compensation	834	3,580
Net cash provided by/(used in) financing activities	762,279	(44,888)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(3,555)	(498)
INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	52,693	(30,689)
CASH AND CASH EQUIVALENTS, beginning of period	59,727	62,876
CASH AND CASH EQUIVALENTS, end of period	$112,420	$32,187
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:
The interim consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and are unaudited. They do not contain all disclosures which would be required in a full set of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, the unaudited financial statements for the three months ended March 31, 2015 and 2014 are presented on a basis consistent with the audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods presented. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The consolidated balance sheet data for 2014 was derived from the audited financial statements in the Company's 2014 Annual Report on Form 10-K but does not include all disclosures required by U.S. GAAP.
The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2014 included in the Company's 2014 Annual Report on Form 10-K.
2. CHANGES IN OPERATIONS:
Europe
Freightliner Group Limited: On March 25, 2015, the Company completed the acquisition of all of the outstanding share capital of RailInvest Holding Company Limited, the parent company of London-based Freightliner Group Limited (Freightliner), pursuant to the terms of a Share Purchase Agreement, dated February 24, 2015. Certain former management shareholders of Freightliner (Management Shareholders) retained an approximate 6% economic interest in the form of deferred consideration. The Company expects to settle the deferred consideration by the end of 2020.
The Company funded the acquisition with borrowings under the Company's Second Amended and Restated Senior Secured Syndicated Credit Facility Agreement (the Credit Agreement) (see Note 5, Long-Term Debt) and available cash. The foreign exchange rate used to translate the total consideration to United States dollars was $1.49 for one British pound (GBP). The calculation of the total consideration for the Freightliner acquisition is presented below (in thousands):

	GBP	USD
Cash consideration	£492,083	$733,006
Deferred consideration	23,957	35,687
Total consideration	£516,040	$768,693
As of March 25, 2015, the Company recorded a contingent liability within other long-term liabilities of £24.0 million (or $35.7 million at the exchange rate on March 25, 2015). This contingent liability represents the aggregate fair value of the shares transferred to the Company by the Management Shareholders on the acquisition date at the Freightliner acquisition price per share, in exchange for the right to receive deferred consideration. Each of the Management Shareholders may elect to receive one third of their respective deferred consideration valued as of March 31, 2018, 2019 and 2020. The remaining portion of the deferred consideration will be valued as of March 31, 2020, and paid by the end of 2020. As of March 31, 2015, the fair value of the deferred consideration liability was estimated by discounting, to present value, contingent payments expected to be made (see Note 7, Fair Value of Financial Instruments) using a contractual formula that provided a value essentially consistent with that used to derive the Freightliner acquisition price per share on the acquisition date, resulting in no change to the contingent liability. The Company will recalculate the estimated fair value of the deferred consideration each reporting period until it is paid in full. The Company expects to recognize future changes in the estimated fair value of the deferred consideration in other expenses within the Company's consolidated statement of operations. A change in the fair value of the deferred consideration, which has a minimum of zero and no maximum, could have a material effect on the Company's results of operations for the period in which the change in estimate occurs.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Headquartered in London, England, Freightliner is an international freight rail operator with operations in the United Kingdom (U.K.), Poland, Germany, the Netherlands and Australia. Freightliner's principal business is located in the U.K. where it is the second largest freight rail operator, providing intermodal and heavy haul service throughout England, Scotland and Wales. In Continental Europe, Freightliner Poland primarily serves aggregates and coal customers in Poland. In addition, Freightliner's ERS subsidiary, based in Rotterdam, provides cross-border intermodal services connecting the northern European ports of Rotterdam, Bremerhaven and Hamburg to key cities in Germany, Poland, Italy and beyond. In Australia, Freightliner currently transports coal and containerized agricultural products for its customers in New South Wales. As of the acquisition date, Freightliner's fleet of primarily leased equipment included approximately 250 standard gauge locomotives (mostly diesel-electric) and 5,500 wagons. Freightliner employs approximately 2,500 people worldwide.
The results of operations from Freightliner have been included in the Company's consolidated statement of operations since the March 25, 2015 acquisition date. Total revenues from Freightliner of $15.1 million and total operating expenses of $14.0 million, in each case for the five business days in March 2015, were included within operating revenues and Freightliner operating expenses, respectively, for the three months ended March 31, 2015. The Company incurred $12.6 million of acquisition-related costs associated with Freightliner during the three months ended March 31, 2015, which were included within other expenses in the Company's consolidated statement of operations. In addition, the Company incurred a loss of $18.7 million on the settlement of foreign currency forward purchase contracts during the three months ended March 31, 2015, which were entered into in contemplation of the Freightliner acquisition (see Note 6, Derivative Financial Instruments).
The Company accounted for the acquisition as a business combination using the acquisition method of accounting under U.S. GAAP. The acquired assets and liabilities of Freightliner were recorded at their preliminary acquisition-date fair values and were consolidated with those of the Company as of the acquisition date. The final determination of these preliminary fair values is subject to completion of an assessment of the acquisition-date fair values of acquired non-current assets and non-current liabilities and deferred taxes. The foreign exchange rate used to translate the preliminary balance sheet to United States dollars was $1.49 for one British pound.
The following preliminary acquisition-date fair values were assigned to the acquired net assets (dollars in thousands):

	GBP	USD
Cash and cash equivalents	£33,815	$50,371
Accounts receivable	50,531	75,271
Materials and supplies	9,740	14,509
Prepaid expenses and other	15,318	22,818
Property and equipment	160,500	239,081
Goodwill	193,281	287,911
Intangible assets	360,100	536,405
Other assets	351	523
Total assets	823,636	1,226,889
Current portion of long-term debt	13,946	20,774
Accounts payable and accrued expenses	91,241	135,913
Long-term debt, less current portion	39,738	59,194
Deferred income tax liabilities, net	128,664	191,658
Deferred items-grants from outside parties	838	1,248
Other long-term liabilities	33,169	49,409
Net assets	£516,040	$768,693
The Company assigned £360.1 million (or $536.4 million at the exchange rate on March 25, 2015) to amortizable intangible assets with a weighted average amortization period of approximately 85 years. In addition, the Company assigned £193.3 million (or $287.9 million at the exchange rate on March 25, 2015) to goodwill in its preliminary allocation. The goodwill will not be deductible for tax purposes.
Included in the £33.2 million (or $49.4 million at the exchange rate on March 25, 2015) of assumed other long-term liabilities was a £24.7 million (or $36.8 million at the exchange rate on March 25, 2015) pension liability assumed by the Company.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Pro Forma Financial Results (Unaudited)
The following table summarizes the Company's unaudited pro forma operating results for the three months ended March 31, 2015 and 2014 as if the acquisition of Freightliner had been consummated as of January 1, 2014. The following pro forma financial information does not include the impact of any costs to integrate the operations or the impact of derivative instruments that the Company has entered into or may enter into to mitigate interest rate risk (dollars in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2015	2014
Operating revenues	$553,649	$576,060
Net income	$47,789	$24,981
Basic earnings per common share	$0.86	$0.46
Diluted earnings per common share	$0.84	$0.44
The unaudited pro forma operating results included the acquisition of Freightliner adjusted, net of tax, for depreciation and amortization expense resulting from the determination of preliminary fair values of the acquired property and equipment and amortizable intangible assets, the inclusion of interest expense related to borrowings used to fund the acquisition, the amortization of debt issuance costs related to the Company's entry into the Credit Agreement and the elimination of Freightliner's interest expense related to debt not assumed in the acquisition. Since the pro forma financial results assume the acquisition was consummated on January 1, 2014, the 2015 unaudited pro forma operating results excluded $12.6 million ($9.5 million, net of tax) of costs incurred by the Company related to the acquisition of Freightliner, $12.2 million ($9.1 million, net of tax) of transaction-related costs incurred by Freightliner and $18.7 million ($11.6 million, net of tax) loss on settlement of foreign currency forward purchase contracts directly attributable to the acquisition of Freightliner. The 2014 unaudited pro forma operating results included $12.6 million ($9.5 million, net of tax) of costs incurred by the Company related to the acquisition of Freightliner and $15.9 million ($11.9 million, net of tax) of transaction-related costs incurred by Freightliner.
Freightliner's fiscal year is based on a 52/53 week period ending on the nearest Saturday on or before March 31. Since Freightliner and the Company have different fiscal year end dates, the unaudited pro forma operating results were prepared based on comparable periods. The unaudited pro forma operating results for the three months ended March 31, 2015 were based upon the Company's consolidated statement of operations for the three months ended March 31, 2015, which included five business days of Freightliner's results, and the sum of Freightliner's historical operating results for the 12 weeks ended March 28, 2015, adjusted for the days already included in the Company's results. The foreign exchange rate used to translate Freightliner's statement of operations to United States dollars was $1.51 for one British pound for the three months ended March 31, 2015 (which was calculated based on average daily exchange rates during that period). The unaudited pro forma operating results for the three months ended March 31, 2014 were based upon the Company's consolidated statement of operations for the three months ended March 31, 2014 and the sum of Freightliner's historical operating results for the 12 weeks ended March 29, 2014. The foreign exchange rate used to translate Freightliner's operating results to United States dollars was $1.66 for one British pound for the three months ended March 31, 2014 (which was calculated based on average daily exchange rates during that period).
The pro forma financial information does not purport to be indicative of the results that actually would have been obtained had the transactions been completed as of January 1, 2014 and for the periods presented and are not intended to be a projection of future results or trends.
United States
Pinsly's Arkansas Division: On January 5, 2015, the Company completed the acquisition of certain subsidiaries of Pinsly Railroad Company (Pinsly) that constituted Pinsly's Arkansas Division (Pinsly Arkansas) for $41.3 million in cash, subject to adjustment for final working capital. The Company funded the acquisition with borrowings under the Company's Amended and Restated Senior Secured Syndicated Credit Facility Agreement (Prior Credit Agreement). The results of operations from Pinsly Arkansas have been included in the Company's consolidated statement of operations since the acquisition date within the Company's North American & European Operations segment.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Headquartered in Jones Mills, Arkansas, Pinsly Arkansas serves the Hot Springs and Little Rock areas, as well as the southwestern and southeastern portions of Arkansas and includes: (1) Arkansas Midland Railroad Company, Inc. (AKMD), which is comprised of seven non-contiguous branch lines; (2) The Prescott and Northwestern Railroad Company (PNW); (3) Warren & Saline River Railroad Company (WSR); and (4) the two Arkansas transload operations of Pinsly's former Railroad Distribution Services, Inc. subsidiary. Operations are comprised of 137 miles of owned and leased track, 77 employees and 16 locomotives. The railroads currently haul approximately 35,000 carloads per year and serve a diverse customer base in industries, including aluminum, forest products, aggregates, energy and carton board.
Rapid City, Pierre & Eastern Railroad, Inc.: On May 30, 2014, the Company's new subsidiary, Rapid City, Pierre & Eastern Railroad, Inc. (RCP&E), purchased the assets comprising the western end of Canadian Pacific Railway Limited's (CP) Dakota, Minnesota & Eastern Railroad Corporation (DM&E) rail line for a cash purchase price of $218.6 million, including the purchase of materials and supplies, railcars, equipment and vehicles. RCP&E commenced freight service on the line on June 1, 2014. The results of operations from RCP&E have been included in the Company's consolidated statements of operations since the acquisition date within the Company's North American & European Operations segment.
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
Results from Operations
When comparing the Company's results from operations from one reporting period to another, it is important to consider that the Company has historically experienced fluctuations in revenues and expenses due to acquisitions, changing economic conditions, commodity prices, competitive forces, changes in foreign currency exchange rates, rail network congestion, one-time freight moves, fuel price fluctuations, customer plant expansions and shutdowns, sales of property and equipment, derailments and weather-related conditions, such as hurricanes, cyclones, tornadoes, droughts, heavy snowfall, unseasonably hot or cold weather, freezing and flooding. In periods when these events occur, the Company's results of operations are not easily comparable from one period to another. Finally, certain of the Company's railroads have commodity shipments that are sensitive to general economic conditions and commodity prices, such as steel products, iron ore, paper products and lumber and forest products, as well as product specific market conditions, such as the availability of lower priced alternative sources of power generation (coal) and energy commodity price differentials (crude oil). Other shipments are relatively less affected by economic conditions and are more closely affected by other factors, such as winter weather (salt) and seasonal rainfall (agricultural products). As a result of these and other factors, the Company's results of operations in any reporting period may not be directly comparable to the Company's results of operations in other reporting periods.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. EARNINGS PER COMMON SHARE:
The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2015	2014
Numerator:
Net income	$23,904	$40,004
Denominators:
Weighted average Class A common shares outstanding - Basic	55,826	54,841
Weighted average Class B common shares outstanding	1,002	1,609
Dilutive effect of employee stock-based awards	293	455
Weighted average shares - Diluted	57,121	56,905

Basic earnings per common share	$0.43	$0.73
Diluted earnings per common share	$0.42	$0.70
The Company's basic and diluted earnings per common share calculations reflect the weighted average shares issuable upon settlement of the prepaid stock purchase contract component of the Company's Tangible Equity Units (TEUs). For purposes of determining the number of shares included in these calculations, the Company used the market price of its Class A Common Stock at the period end date.
The following total number of Class A Common Stock shares issuable under the assumed exercise of stock-based awards computed based on the treasury stock method were excluded from the calculation of diluted earnings per common share, as the effect of including these shares would have been antidilutive (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Antidilutive shares	503	186
4. ACCOUNTS RECEIVABLE:
Accounts receivable consisted of the following as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015	December 31, 2014
Accounts receivable - trade	$358,580	$304,087
Accounts receivable - grants from outside parties	20,271	32,076
Accounts receivable - insurance and other third-party claims	22,576	26,941
Total accounts receivable	401,427	363,104
Less: Allowance for doubtful accounts	(7,295)	(5,826)
Accounts receivable, net	$394,132	$357,278
Accounts receivable as of March 31, 2015 included $75.3 million, representing the net realizable value, of accounts receivable acquired in the Freightliner acquisition.
Grants from Outside Parties
The Company periodically receives grants for the upgrade and construction of rail lines and the upgrade of locomotives from federal, provincial, state and local agencies in the United States, Australia and provinces in Canada in which the Company operates. These grants typically reimburse the Company for 50% to 100% of the actual cost of specific projects. In total, the Company received grant proceeds of $16.4 million and $12.8 million in the three months ended March 31, 2015 and 2014, respectively, from such grant programs. The proceeds were presented as cash inflows from investing activities within each of the applicable periods.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

None of the Company's grants represent a future liability of the Company unless the Company abandons the rehabilitated or new track structure within a specified period of time or fails to maintain the upgraded or new track to certain standards, fails to make certain minimum capital improvements or ceases use of the locomotives within the specified geographic area and time period, in each case as required in the applicable grant agreement. As the Company intends to comply with the requirements of these agreements, the Company has recorded additions to track property and locomotives and has deferred the amount of the grants. The amortization of deferred grants is a non-cash offset to depreciation expense over the useful lives of the related assets. During the three months ended March 31, 2015 and 2014, the Company recorded offsets to depreciation expense from grant amortization of $2.8 million and $2.7 million, respectively.
Insurance and Third-Party Claims
Accounts receivable from insurance and other third-party claims at March 31, 2015 included $13.5 million from the Company's North American & European Operations and $9.0 million from the Company's Australian Operations. The balance from the Company's North American & European Operations resulted predominately from the Company's anticipated insurance recoveries associated with a derailment in Alabama (the Aliceville Derailment) in November 2013. The balance from the Company's Australian Operations resulted primarily from the Company's anticipated insurance recoveries associated with derailments in Australia in 2012. The Company received proceeds from insurance totaling $1.4 million and $0.3 million for the three months ended March 31, 2015 and 2014, respectively.
5. LONG-TERM DEBT:
Credit Agreement
In anticipation of its acquisition of Freightliner, the Company entered into Amendment No. 1 to the Amended and Restated Senior Secured Syndicated Credit Facility Agreement (the Credit Agreement) on March 20, 2015. In connection with entering into the Credit Agreement, the Company wrote-off $2.0 million of unamortized deferred financing fees and capitalized an additional $5.5 million of new fees. Deferred financing costs are amortized as additional interest expense over the terms of the related debt using the effective-interest method for the term loan debt and the straight-line method for the revolving credit facility.
The credit facilities under the Credit Agreement are comprised of a $1,782.0 million United States term loan, an A$324.6 million (or $252.5 million at the exchange rate on March 20, 2015) Australian term loan, a £101.7 million (or $152.2 million at the exchange rate on March 20, 2015) U.K. term loan and a $625.0 million revolving credit facility. The Credit Agreement also extended the maturity date of each of the Company's credit facilities to March 31, 2020. The revolving credit facility includes borrowing capacity for letters of credit and swingline loans.
The $625.0 million revolving credit facility under the Credit Agreement includes flexible sub-limits for revolving loans denominated in United States dollars, Australian dollars, Canadian dollars, British pounds and Euros and provides for the ability to reallocate commitments among the sub-limits, provided that the total amount of all Australian dollar, Canadian dollar, British pound, Euro or other designated currencies sub-limits cannot exceed a combined $500.0 million.
At the Company's election, at the time of entering into specific borrowings, interest on borrowings is calculated under a "Base Rate" or "LIBOR/BBSW Rate." LIBOR is the London Interbank Offered Rate. BBSW is the Bank Bill Swap Reference Rate within Australia, which the Company believes is generally considered the Australian equivalent to LIBOR. The applicable borrowing spread for the Base Rate loans will initially be 1.0% over the base rate, and, following the Company's first quarterly compliance certificate, will range from 0.0% to 1.0% depending upon the Company's total leverage ratio. The applicable borrowing spread for LIBOR/BBSW Rate loans, will initially be 2.0% over the LIBOR or BBSW, and, following the Company's first quarterly compliance certificate, will range from 1.0% to 2.0% depending upon the Company's total leverage ratio as defined in the Credit Agreement.
In addition to paying interest on any outstanding borrowings under the Credit Agreement, the Company is required to pay a commitment fee related to the unutilized portion of the commitments under the revolving credit facility. The commitment fee rate will initially be 0.3%, and, following the Company's first quarterly compliance certificate, will range from 0.2% to 0.3% depending upon the Company's total leverage ratio as defined in the Credit Agreement.
Since entering into the Credit Agreement, the Company made a prepayment on its Australian term loan of A$6.0 million (or $4.6 million at the exchange rate on the date the payment was made). As of March 31, 2015, the Company had outstanding term loans of $1,782.0 million with an interest rate of 2.18%, A$318.6 million (or $242.7 million at the exchange rate on March 31, 2015) with an interest rate of 4.28% and £101.7 million (or $150.9 million at the exchange rate on March 31, 2015) with an interest rate of 2.50%.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The United States dollar-denominated, Australian dollar-denominated and the British pound-denominated term loans will amortize in quarterly installments commencing with the quarter ending September 30, 2016, with the remaining principal balance payable upon maturity, as set forth below (dollars in thousands):

	Quarterly Payment Date	Principal Amount of Each Quarterly Installment
United States dollar:	September 30, 2016 through June 30, 2018		$22,275
	September 30, 2018 through December 31, 2019		$44,550
	Maturity date - March 31, 2020		$1,336,500

Australian dollar:	September 30, 2016 through June 30, 2018	A$	4,058
	September 30, 2018 through December 31, 2019	A$	8,116
	Maturity date - March 31, 2020	A$	237,470

British pound:	September 30, 2016 through June 30, 2018		£1,271
	September 30, 2018 through December 31, 2019		£2,542
	Maturity date - March 31, 2020		£76,261
As of March 31, 2015, out of the Company's $625.0 million of available capacity under its revolving credit facility, the Company had $171.2 million in borrowings, $2.5 million in letter of credit guarantees and $451.4 million of unused borrowing capacity. As of March 31, 2015, the Company had outstanding revolving loans of $141.0 million in United States dollar-denominated borrowings with an interest rate of 2.18%, £2.5 million in a British pound-denominated swingline loan (or $3.7 million at the exchange rate on March 31, 2015) with an interest rate of 2.48%, C$28.5 million in Canadian dollar-denominated borrowings (or $22.5 million at the exchange rate on March 31, 2015) with an interest rate of 3.00% and €3.7 million in Euro-denominated borrowings (or $4.0 million at the exchange rate on March 31, 2015) with an interest rate of 1.98%.
The Credit Agreement contains a number of customary affirmative and negative covenants with respect to which the Company must maintain compliance. Those covenants, among other things, limit or prohibit the Company's ability, subject to certain exceptions, to incur additional indebtedness; create liens; make investments; pay dividends on capital stock or redeem, repurchase or retire capital stock; consolidate or merge or make acquisitions or dispose of assets; enter into sale and leaseback transactions; engage in any business unrelated to the business currently conducted by the Company; sell or issue capital stock of certain of the Company's restricted subsidiaries; change the Company's fiscal year; enter into certain agreements containing negative pledges and upstream limitations and engage in certain transactions with affiliates. Under the Credit Agreement, the Company may not exceed specified maximum total leverage ratios as described in the following table:

Quarterly Periods Ending	Maximum Total Leverage Ratio
March 31, 2015 through March 31, 2016	4.50 to 1.00
June 30, 2016 through June 30, 2017	3.75 to 1.00
September 30, 2017 through March 31, 2020	3.50 to 1.00
As of March 31, 2015, the Company was in compliance with the covenants under the Credit Agreement, including the maximum total leverage ratio covenant noted above.
The existing term loans and revolving loans under the Credit Agreement are guaranteed by substantially all of the Company's United States subsidiaries and by substantially all of its foreign subsidiaries solely in respect of the foreign guaranteed obligations subject, in each case, to certain exceptions. The Credit Agreement is collateralized by certain real and personal property assets of the Company's domestic subsidiaries that have guaranteed the Company's obligations under the Credit Agreement and certain personal property assets of its foreign subsidiaries that have guaranteed the foreign obligations under the Credit Agreement.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In May 2014, the Company entered into the Amended and Restated Senior Secured Syndicated Credit Facility Agreement (the Prior Credit Agreement), which included a $1,520.0 million United States term loan, an A$216.8 million (or $200.3 million at the exchange rate on May 27, 2014) Australian term loan and a $625.0 million revolving credit facility. Each of the credit facilities under the Prior Credit Agreement had a maturity date of May 31, 2019. As of December 31, 2014, the Company had outstanding revolving loans of $11.0 million in United States dollar-denominated borrowings with an interest rate of 1.67%, A$8.0 million in an Australian dollar-denominated swingline loan (or $6.5 million at the exchange rate on December 31, 2014) with an interest rate of 6.44%, C$24.0 million in Canadian dollar-denominated borrowings (or $20.7 million at the exchange rate on December 31, 2014) with an interest rate of 2.79% and €4.1 million in Euro-denominated borrowings (or $5.0 million at the exchange rate on December 31, 2014) with an interest rate of 1.51%. As of December 31, 2014, out of the Company's $625.0 million of available capacity under its revolving credit facility, the Company had $43.2 million in borrowings, $2.6 million in letter of credit guarantees and $579.2 million of unused borrowing capacity.
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
From time to time, the Company may enter into certain derivative instruments that may not be designated as hedges for accounting purposes. For example, to mitigate currency exposures related to intercompany debt, cross-currency swap contracts may be entered into for periods consistent with the underlying debt. The Company believes such instruments are closely correlated with the underlying exposure, thus reducing the associated risk. The gains or losses from the changes in the fair value of derivative instruments not accounted for using hedge accounting are recognized in current period earnings within other income/(loss), net. Derivative instruments entered into in conjunction with contemplated acquisitions also do not qualify as hedges for accounting purposes.
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
The fair values of the Company's interest rate swap agreements were estimated based on Level 2 inputs. The Company's effectiveness testing during the three months ended March 31, 2015 and 2014 resulted in no amount of gain or loss reclassified from accumulated other comprehensive loss into earnings due to ineffectiveness. During the three months ended March 31, 2015 and 2014, $0.8 million and $0.4 million, respectively, of existing net losses were realized and recorded as interest expense in the consolidated statements of operations. Based on the Company's fair value assumptions as of March 31, 2015, it expects to realize $2.2 million of existing net losses that are reported in accumulated other comprehensive loss into earnings within the next 12 months. See Note 10, Accumulated Other Comprehensive (Loss)/Income, for additional information regarding the Company's cash flow hedges.
Foreign Currency Exchange Rate Risk
As of March 31, 2015, the Company's foreign subsidiaries had $502.3 million of third-party debt, including capital leases, denominated in the local currencies in which the Company's foreign subsidiaries operate, including the Australian dollar, Canadian dollar, British pound and the Euro. The debt service obligations associated with this foreign currency debt are generally funded directly from those foreign operations. As a result, foreign currency risk related to this portion of the Company's debt service payments is limited. However, in the event the foreign currency debt service is not paid by the Company's foreign subsidiaries and is paid by United States subsidiaries, the Company may face exchange rate risk if the Australian dollar, Canadian dollar, British pound or the Euro were to appreciate relative to the United States dollar and require higher United States dollar equivalent cash.
The Company is also exposed to foreign currency exchange rate risk related to its foreign subsidiaries, including non-functional currency intercompany debt, typically as a result of intercompany debt from the Company's United States subsidiaries to its foreign subsidiaries associated with acquisitions and any timing difference between announcement and closing of an acquisition of a foreign business. To mitigate currency exposures related to non-functional currency denominated intercompany debt, cross-currency swap contracts or forward exchange forward contracts may be entered into for periods consistent with the underlying debt. In determining the fair value of the derivative contract, the significant inputs to valuation models are quoted market prices of similar instruments in active markets. To mitigate currency exposures of non-United States dollar-denominated acquisitions, the Company may enter into foreign currency forward purchase contracts. However, cross-currency swap contracts and foreign currency forward purchase contracts used to mitigate exposures on foreign currency intercompany debt may not qualify for hedge accounting. In cases where the cross-currency swap contracts and foreign currency forward purchase contracts do not qualify for hedge accounting, the Company believes that such instruments are closely correlated with the underlying exposure, thus reducing the associated risk. The gains or losses from changes in the fair value of derivative instruments that do not qualify for hedge accounting are recognized in current period earnings within other income/(loss), net.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On February 25, 2015, the Company announced its entry into an agreement to acquire all of the outstanding share capital of RailInvest Holding Company Limited, the parent company of Freightliner, for cash consideration of approximately £490 million (or approximately $755 million at the exchange rate on February 25, 2015). Shortly after the announcement of the acquisition, the Company entered into British pound forward purchase contracts to fix £307.1 million of the purchase price to US$475.0 million and £84.7 million of the purchase price to A$163.8 million. The subsequent decrease in value of the British pound versus the United States and Australian dollars between the dates the British pound forward purchase contracts were entered into and March 23, 2015, the date the £391.8 million in funds were delivered, resulted in a loss on settlement of foreign currency forward purchase contracts of $18.7 million for the three months ended March 31, 2015.
On March 25, 2015, the Company closed on the Freightliner transaction and paid cash consideration for the acquisition of £492.1 million (or $733.0 million at the exchange rate on March 25, 2015). The Company financed the acquisition through a combination of available cash and borrowings under the Credit Agreement. A portion of the funds were transferred from the United States to the U.K. through an intercompany loan with a notional amount of £120.0 million (or $179.2 million at the exchange rate on the date the funds were transferred). To mitigate the foreign currency exchange rate risk related to this non-functional currency intercompany loan, the Company entered into two British pound forward purchase contracts, which are accounted for as cash flow hedges. The fair values of the Company's British pound forward purchase contracts were estimated based on Level 2 inputs. The Company's effectiveness testing during the three months ended March 31, 2015 resulted in no amount of gain or loss reclassified from accumulated other comprehensive loss into earnings due to ineffectiveness.
The following table summarizes the Company's outstanding British pound forward purchase contracts (British pounds in thousands):

Effective Date	Settlement Date	Notional Amount	Exchange Rate
3/25/2015	3/25/2020	£60,000	1.50
3/25/2015	3/25/2020	£60,000	1.51
On December 3, 2012, the Company entered into two Australian dollar/United States dollar floating to floating cross-currency swap agreements (the Swaps), to mitigate the foreign currency exchange rate risk related to a non-functional currency intercompany loan between the United States and Australian entities, originally set to expire on December 1, 2014, which did not qualify as hedges for accounting purposes. On May 23, 2014, the intercompany loan was repaid and the Company terminated the Swaps. In connection with the termination, the Company paid A$105 million and received $108.9 million. The Swaps required the Company to pay Australian dollar BBSW plus 3.25% based on a notional amount of A$105.0 million and allowed the Company to receive United States LIBOR plus 2.82% based on a notional amount of $109.6 million on a quarterly basis. As a result of the quarterly net settlement payments, the Company realized interest expense of $0.6 million for the three months ended March 31, 2014. In addition, for the three months ended March 31, 2014, the Company recognized a net expense of $0.2 million within other income, net related to the settlement of the derivative agreement and the mark-to-market of the underlying intercompany debt instrument to the exchange rate.
The following table summarizes the fair value of the Company's derivative instruments recorded in the consolidated balance sheets as of March 31, 2015 and December 31, 2014 (dollars in thousands):

		Fair Value
	Balance Sheet Location	March 31, 2015	December 31, 2014
Asset Derivatives:
Derivatives designated as hedges:
Interest rate swap agreements	Prepaid expenses and other	$—	$35
Interest rate swap agreements	Other assets, net	—	101
Total derivatives designated as hedges		$—	$136

Liability Derivatives:
Derivatives designated as hedges:
Interest rate swap agreements	Accrued expenses	$2,159	$2,249
Interest rate swap agreements	Other long-term liabilities	12,148	2,462
British pound forward purchase contracts	Other long-term liabilities	787	—
Total liability derivatives designated as hedges		$15,094	$4,711

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table shows the effect of the Company's derivative instruments designated as cash flow hedges for the three months ended March 31, 2015 and 2014 in other comprehensive (loss)/income (OCI) (dollars in thousands):

	Total Cash Flow Hedge OCI Activity, Net of Tax
	Three Months Ended
	March 31,
	2015	2014
Derivatives Designated as Cash Flow Hedges:
Effective portion of changes in fair value recognized in OCI:
Interest rate swap agreements	$(5,839)	$(6,959)
British pound forward purchase contracts	(472)	—
	$(6,311)	$(6,959)
The following table shows the effect of the Company's derivative instruments not designated as hedges for the three months ended March 31, 2015 and 2014 in the consolidated statements of operations (dollars in thousands):

		Amount Recognized in Earnings
		Three Months Ended
	Location of Amount Recognized in Earnings	March 31,
		2015	2014
Derivative Instruments Not Designated as Hedges:
Cross-currency swap agreements	Interest expense	$—	$(554)
Cross-currency swap agreements	Other income, net	—	176
British pound forward purchase contracts	Loss on settlement of foreign currency forward purchase contracts	(18,686)	—
		$(18,686)	$(378)
7. FAIR VALUE OF FINANCIAL INSTRUMENTS:
The Company applies the following three-level hierarchy of valuation inputs for measuring fair value:

•	Level 1 - Quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date.

•
Level 2 - Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations in which all significant inputs are observable market data.

•	Level 3 - Valuations derived from valuation techniques in which one or more significant inputs are unobservable.
The following methods and assumptions were used to estimate the fair value of each class of financial instruments held by the Company:

•
Financial Instruments Carried at Fair Value: Derivative instruments are recorded on the consolidated balance sheets as either assets or liabilities measured at fair value. During the reporting period, the Company's derivative financial instruments consisted of interest rate swap agreements and British pound forward purchase contracts. The Company estimated the fair value of its interest rate swap agreements based on Level 2 valuation inputs, including fixed interest rates, LIBOR implied forward interest rates and the remaining time to maturity. The Company estimated the fair value of its British pound forward purchase contracts based on Level 2 valuation inputs, including LIBOR implied forward interest rates, British pound LIBOR implied forward interest rates and the remaining time to maturity.

The Company's recurring fair value measurements using significant unobservable inputs (Level 3) relate solely to the Company's deferred consideration from the Freightliner acquisition. The fair value of the deferred consideration liability, which equals the representative share value on the acquisition date, was estimated by discounting, to present value, contingent payments expected to be made (see Note 2, Changes in Operations).

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

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the Company's financial instruments carried at fair value using Level 2 inputs as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015	December 31, 2014
Financial instruments carried at fair value using Level 2 inputs:
Financial assets carried at fair value:
Interest rate swap agreements	$—	$136
Financial liabilities carried at fair value:
Interest rate swap agreements	$14,307	$4,711
British pound forward purchase contracts	787	—
Total financial liabilities carried at fair value	$15,094	$4,711
The following table presents the Company's financial instrument carried at fair value using Level 3 inputs as of March 31, 2015 (dollars in thousands):

	March 31, 2015
	GBP	USD
Financial instruments carried at fair value using Level 3 inputs:
Financial liabilities carried at fair value:
Accrued deferred consideration	£23,957	$35,563
The Company's recurring fair value measurements using significant unobservable inputs (Level 3) relate solely to the Company's deferred consideration from the Freightliner acquisition (see Note 2, Changes in Operations).
The following table presents the carrying value and fair value using Level 2 inputs of the Company's financial instruments carried at historical cost as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities carried at historical cost:
United States term loan	$1,782,000	$1,775,845	$1,407,000	$1,402,950
Australian term loan	242,730	232,102	133,857	133,900
U.K. term loan	150,935	150,021	—	—
Revolving credit facility	171,158	170,913	43,187	43,304
Amortizing notes component of tangible equity units	8,434	8,481	11,184	11,233
Other debt	3,465	3,438	8,544	8,523
Total	$2,358,722	$2,340,800	$1,603,772	$1,599,910
8. INCOME TAXES:
The Company's effective income tax rate in the three months ended March 31, 2015 was 41.4%, compared with 36.4% in the three months ended March 31, 2014. The higher effective income tax rate for the three months ended March 31, 2015 was driven primarily by certain costs related to the Freightliner acquisition that are not tax deductible.
9. COMMITMENTS AND CONTINGENCIES:
From time to time, the Company is a defendant in certain lawsuits resulting from the Company's operations in the ordinary course as the nature of the Company's business exposes it to the potential for various claims and litigation, including those related to property damage, personal injury, freight loss, labor and employment, environmental and other matters. The Company maintains insurance policies to mitigate the financial risk associated with such claims.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
10. ACCUMULATED OTHER COMPREHENSIVE (LOSS)/INCOME:
The following tables set forth accumulated other comprehensive (loss)/income included in the consolidated balance sheets (dollars in thousands):

	Foreign Currency Translation Adjustment	Defined Benefit Plans	Net Unrealized Gain/(Loss) on Cash Flow Hedges		Accumulated Other Comprehensive Income/(Loss)
Balance, December 31, 2014	$(70,746)	$1,405	$(2,911)		$(72,252)
Other comprehensive loss before reclassifications	(46,747)	—	(5,859)		(52,606)
Amounts reclassified from accumulated other comprehensive income, net of tax (provision)/benefit of ($30) and $301, respectively	—	53	(452)	(a)	(399)
Current period change	(46,747)	53	(6,311)		(53,005)
Balance, March 31, 2015	$(117,493)	$1,458	$(9,222)		$(125,257)

	Foreign Currency Translation Adjustment	Defined Benefit Plans	Net Unrealized Gain/(Loss) on Cash Flow Hedges		Accumulated Other Comprehensive Income/(Loss)
Balance, December 31, 2013	$(14,687)	$214	$20,562		$6,089
Other comprehensive income/(loss) before reclassifications	3,754	—	(6,694)		(2,940)
Amounts reclassified from accumulated other comprehensive income, net of tax (provision)/benefit of ($38) and $176, respectively	—	67	(265)	(a)	(198)
Current period change	3,754	67	(6,959)		(3,138)
Balance, March 31, 2014	$(10,933)	$281	$13,603		$2,951
(a) Existing net losses realized are recorded in interest expense on the consolidated statements of operations (see Note 6, Derivative Financial Instruments).
The financial statements of the Company's foreign subsidiaries were prepared in the local currency of the respective subsidiary and translated into United States dollars based on the exchange rate at the end of the period for balance sheet items and, for the statements of operations, at the average rate for the statement period. The currency translation adjustments for the period ended March 31, 2015 were due to the weakening of the Australian and Canadian dollars relative to the United States dollar.
11. SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
As of March 31, 2015 and 2014, the Company had outstanding receivables from outside parties for the funding of capital expenditures of $20.3 million and $23.1 million, respectively. At March 31, 2015 and 2014, the Company also had $27.2 million and $12.8 million, respectively, of purchases of property and equipment that were not paid and, accordingly, were accrued in accounts payable in the normal course of business.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

12. SEGMENT AND GEOGRAPHIC AREA INFORMATION:
Segment Information
The Company's various railroad lines are divided into 11 operating regions. All of the regions have similar characteristics; however, the Company presents its financial information as two reportable segments, North American & European Operations and Australian Operations.
The Company acquired Freightliner on March 25, 2015. The results of operations from Freightliner and the acquired assets and liabilities have been included in the Company's consolidated statement of operations and consolidated balance sheet, respectively, since the acquisition date. Given the close proximity of the acquisition date to the Company's March 31, 2015 quarter end date, the Company is in the process of evaluating its reportable segments and has presented Freightliner's results for the period of March 25, 2015 through March 31, 2015 separately in the disclosures below.
The results of operations of the foreign entities are maintained in the respective local currency (the Australian dollar, the Canadian dollar, the British pound, the Euro and the Polish zloty) and then translated into United States dollars at the applicable exchange rates for inclusion in the consolidated financial statements. As a result, any appreciation or depreciation of these currencies against the United States dollar will impact the Company's results of operations.
The following tables set forth the Company's operating segments for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended March 31, 2015
	North American & European Operations	Australian Operations	Freightliner (5 business days)	Total Operations
Operating revenues	$322,744	$59,151	$15,135	$397,030
Income from operations	$56,896	$14,588	$1,136	$72,620
Depreciation and amortization	$35,651	$6,162	$—	$41,813
Interest expense	$11,017	$2,345	$146	$13,508
Loss on settlement of foreign currency forward purchase contracts	$16,374	$2,312	$—	$18,686
Interest income	$13	$8	$5	$26
Provision for income taxes	$13,685	$2,928	$249	$16,862
Expenditures for additions to property & equipment, net of grants from outside parties	$45,283	$4,615	$—	$49,898

	Three Months Ended March 31, 2014
	North American & European Operations	Australian Operations	Total Operations
Operating revenues	$299,987	$76,292	$376,279
Income from operations	$55,690	$19,185	$74,875
Depreciation and amortization	$30,579	$7,062	$37,641
Interest expense	$9,445	$4,196	$13,641
Interest income	$902	$132	$1,034
Provision for income taxes	$18,457	$4,443	$22,900
Expenditures for additions to property & equipment, net of grants from outside parties	$53,985	$4,833	$58,818

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables set forth the property and equipment recorded in the consolidated balance sheets for the Company's operating segments as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015
	North American & European Operations	Australian Operations	Freightliner	Total Operations
Property and equipment, net	$3,307,854	$468,963	$238,039	$4,014,856

	December 31, 2014
	North American & European Operations	Australian Operations	Total Operations
Property and equipment, net	$3,282,328	$506,154	$3,788,482
Geographic Area Information
Operating revenues for each geographic area for three months ended March 31, 2015 and 2014 were as follows (dollars in thousands):

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Amount	% of Total	Amount	% of Total
Operating revenues:
United States	$290,419	73.1%	$267,772	71.2%
Non-United States:
Australia	$59,941	15.1%	$76,292	20.3%
Canada	27,205	6.9%	27,870	7.4%
Europe	19,465	4.9%	4,345	1.2%
Total Non-United States	$106,611	26.9%	$108,507	28.8%
Total operating revenues	$397,030	100.0%	$376,279	100.0%
Property and equipment for each geographic area as of March 31, 2015 and December 31, 2014 were as follows (dollars in thousands):

	March 31, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total
Property and equipment located in:
United States	$3,050,803	76.0%	$3,003,299	79.3%
Non-United States:
Australia	$469,409	11.7%	$506,154	13.4%
Canada	246,018	6.1%	266,305	7.0%
Europe	248,626	6.2%	12,724	0.3%
Total Non-United States	$964,053	24.0%	$785,183	20.7%
Total property and equipment, net	$4,014,856	100.0%	$3,788,482	100.0%

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

13. RECENTLY ISSUED ACCOUNTING STANDARDS:
Accounting Standards Not Yet Effective
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and includes the specific steps for recognizing revenue and disclosure requirements. The standard is effective for public entities for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted under U.S. GAAP. In April 2015, the FASB voted for a one-year deferral of the effective date of the new revenue recognition standard. If approved, the new standard will become effective for the Company beginning with the first quarter 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company is currently assessing the impact of adopting this guidance on its consolidated financial statements.
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
In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity, which clarifies how current U.S. GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The amendments in this guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
In February 2015, the FASB issued 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which requires reporting entities to evaluate whether they should consolidate certain legal entities. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company does not expect the adoption of this guidance to have an impact on its consolidated financial statements.
In April 2015, the FASB issued 2015-03, Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be recorded as a direct reduction of the debt liability on the balance sheet rather than as an asset. For public business entities, the amendments are effective for the financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company plans to adopt this guidance on January 1, 2016. The simplification of the presentation of debt issuance costs is expected to decrease the Company's total assets by less than 1% and decrease total debt by approximately 1%.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion should be read in conjunction with our consolidated financial statements, related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our 2014 Annual Report on Form 10-K.
Overview
We own or lease 120 freight railroads worldwide that are organized in 11 operating regions with 7,700 employees and more than 2,500 customers.

•	Our nine North American regions serve 41 U.S. states and four Canadian provinces and include 113 short line and regional freight railroads with more than 13,000 track-miles.

•	Our Australia Region provides rail freight services in New South Wales, the Northern Territory and South Australia and operates the 1,400-mile Tarcoola-to-Darwin rail line.

•
Our United Kingdom (U.K.)/Europe Region is led by our recent acquisition, Freightliner Group Limited (Freightliner), the U.K.'s largest rail maritime intermodal operator and second-largest rail freight company. Operations also include heavy-haul in Poland and Germany and cross-border intermodal services connecting Northern European seaports with key industrial regions throughout the continent.

Our subsidiaries provide rail service at more than 40 major ports in North America, Australia and Europe and perform contract coal loading and railcar switching for industrial customers.
On March 25, 2015, we completed the acquisition of all of the outstanding share capital of RailInvest Holding Company Limited, the parent company of London-based Freightliner, pursuant to the terms of a Share Purchase Agreement, dated February 24, 2015. Certain former management shareholders of Freightliner (Management Shareholders) retained an approximate 6% economic interest in the form of deferred consideration. We expect to settle the deferred consideration by the end of 2020.
We funded the acquisition with borrowings under our Second Amended and Restated Senior Secured Syndicated Credit Facility Agreement (the Credit Agreement) and available cash, see "Liquidity and Capital Resources—Credit Agreement" below. The foreign exchange rate used to translate the total consideration to United States dollars was $1.49 for one British pound (GBP). For additional information regarding this purchase, see "Changes in Operations—Europe—Freightliner Group Limited" below.
The calculation of the total consideration for the Freightliner acquisition is presented below (in thousands):

	GBP	USD
Cash consideration	£492,083	$733,006
Deferred consideration	23,957	35,687
Total consideration	£516,040	$768,693
The results of operations from Freightliner have been included in our consolidated statement of operations since the March 25, 2015 acquisition date. Total revenues from Freightliner of $15.1 million for the five business days in March 2015 were included within other non-freight revenues for the three months ended March 31, 2015. We incurred $12.6 million of acquisition-related costs associated with Freightliner during the three months ended March 31, 2015, which were included within other expenses in our consolidated statement of operations. In addition, we incurred a loss of $18.7 million on the settlement of foreign currency forward purchase contracts during the three months ended March 31, 2015, which were entered into to fix £307.1 million of the purchase price for Freightliner to US$475.0 million and £84.7 million of the purchase price to A$163.8 million (see Note 6, Derivative Financial Instruments, to our Consolidated Financial Statements).
On January 5, 2015, we completed the acquisition of certain subsidiaries of Pinsly Railroad Company (Pinsly) that constituted Pinsly's Arkansas Division (Pinsly Arkansas) for $41.3 million in cash. We funded the acquisition with borrowings under our Amended and Restated Senior Secured Syndicated Credit Facility Agreement (the Prior Credit Agreement). For additional information regarding this purchase, see "Changes in Operations—United States—Pinsly's Arkansas Division" below.

Net income in the three months ended March 31, 2015 was $23.9 million, compared with net income of $40.0 million in the three months ended March 31, 2014. Our diluted earnings per common share (EPS) in the three months ended March 31, 2015 were $0.42 with 57.1 million weighted average shares outstanding, compared with diluted EPS of $0.70 with 56.9 million weighted average shares outstanding in the three months ended March 31, 2014.
Our effective income tax rate in the three months ended March 31, 2015 was 41.4%, compared with 36.4% in the three months ended March 31, 2014. The increase in the effective income tax rate for the three months ended March 31, 2015 was driven primarily by certain costs related to the Freightliner acquisition that are not tax deductible.
Our results for the three months ended March 31, 2015 and 2014 included certain items affecting comparability between the periods that are set forth below (dollars in millions, except per share amounts):

	Income/(Loss) Before Taxes Impact	After-Tax Net Income/(Loss) Impact	Diluted Earnings/(Loss) Per Common Share Impact
Three Months Ended March 31, 2015
Loss on settlement of Freightliner acquisition-related foreign currency forward purchase contracts	$(18.7)	$(11.6)	$(0.20)
Freightliner acquisition-related costs	$(12.6)	$(9.5)	$(0.17)
Credit facility refinancing-related costs	$(2.0)	$(1.3)	$(0.02)
Australian severance costs	$(1.7)	$(1.2)	$(0.02)
Net gain on sale of assets	$0.3	$0.2	$—

Three Months Ended March 31, 2014
Business development and related costs	$(1.2)	$(0.7)	$(0.01)
Net gain on sale of assets	$0.8	$0.5	$0.01
In the three months ended March 31, 2015, our results included Freightliner acquisition and related financing expenses of $33.3 million, including an $18.7 million loss on the settlement of foreign currency forward purchase contracts, $12.6 million of acquisition-related costs and a non-cash write-off of deferred financing fees of $2.0 million associated with the refinancing of our credit facility. Our results also included Australian severance costs of $1.7 million and net gain on sale of assets of $0.3 million. Although not as challenging as last year, severe winter weather during the three months ended March 31, 2015 adversely impacted our revenues and expenses at several of our railroads, particularly in the Northeast United States. In the three months ended March 31, 2014, our results included business development and related costs of $1.2 million and net gain on sale of assets of $0.8 million.
Our operating revenues increased $20.8 million, or 5.5%, to $397.0 million in the three months ended March 31, 2015, compared with $376.3 million in the three months ended March 31, 2014. The increase included $37.0 million in revenues from new operations, including Freightliner, Pinsly Arkansas and Rapid City, Pierre & Eastern Railroad, Inc. (RCP&E). The increase in our operating revenues was partially offset by a $13.4 million decrease from the net depreciation of foreign currencies relative to the United States dollar. Excluding the net impact from foreign currency depreciation, same railroad operating revenues, which exclude new operations, decreased $2.8 million, or 0.8%. When we discuss either revenues from existing operations or same railroad revenues, we are referring to the change in our revenues, period-over-period, associated with operations that we managed in both periods (i.e., excluding the impact of acquisitions).
Our traffic in the three months ended March 31, 2015 was 476,737 carloads, an increase of 9,358 carloads, or 2.0%, compared with the three months ended March 31, 2014. The traffic increase included 24,569 carloads from new operations, partially offset by a decrease of 15,211 carloads, or 3.3%, from existing operations. The decrease from existing operations was principally due to decreases of 7,324 carloads of metals traffic (primarily in the Southern and Northeast regions), 6,691 carloads of coal and coke (primarily in the Central Region), 2,180 carloads of waste traffic (primarily in the Ohio Valley and Pacific regions) and 1,874 carloads of agricultural products traffic (primarily in the Australia Region), partially offset by a 4,414 carload increase in minerals and stone traffic. All remaining traffic decreased by a net 1,556 carloads.
Income from operations in the three months ended March 31, 2015 was $72.6 million, compared with $74.9 million in the three months ended March 31, 2014, a decrease of $2.3 million, or 3.0%. Our operating ratio, defined as operating expenses divided by operating revenues, was 81.7% in the three months ended March 31, 2015, compared with 80.1% in the three months ended March 31, 2014. Our income from operations for the three months ended March 31, 2015 included $12.6 million of Freightliner acquisition-related costs.

During the three months ended March 31, 2015, we generated $84.0 million in cash flows from operating activities. During the same period, we purchased $66.3 million of property and equipment, including $12.7 million for new business investments, partially offset by $16.4 million in cash received from government grants and other outside parties for capital spending and $1.1 million in cash proceeds from the sale of property and equipment. We also paid $723.9 million for the acquisitions of Freightliner and Pinsly Arkansas and $18.7 million for the settlement of foreign currency forward purchase contracts related to the acquisition of Freightliner and received $767.5 million of net proceeds primarily from borrowings under the Credit Agreement during the three months ended March 31, 2015.
Changes in Operations
Europe
Freightliner Group Limited: On March 25, 2015, we completed the acquisition of all of the outstanding share capital of RailInvest Holding Company Limited, the parent company of London-based Freightliner, pursuant to the terms of a Share Purchase Agreement, dated February 24, 2015. Management Shareholders retained an approximate 6% economic interest in the form of deferred consideration. We expect to settle the deferred consideration by the end of 2020.
We funded the acquisition with borrowings under the Credit Agreement (see Note 5, Long-Term Debt, to our Consolidated Financial Statements) and available cash. The foreign exchange rate used to translate the total consideration to United States dollars was $1.49 for one British pound. The calculation of the total consideration for the Freightliner acquisition is presented below (in thousands):

	GBP	USD
Cash consideration	£492,083	$733,006
Deferred consideration	23,957	35,687
Total consideration	£516,040	$768,693
As of March 25, 2015, we recorded a contingent liability within other long-term liabilities of £24.0 million (or $35.7 million at the exchange rate on March 25, 2015). This contingent liability represents the aggregate fair value of the shares transferred to us by the Management Shareholders on the acquisition date at the Freightliner acquisition price per share, in exchange for the right to receive deferred consideration. Each of the Management Shareholders may elect to receive one third of their respective deferred consideration valued as of March 31, 2018, 2019 and 2020. The remaining portion of the deferred consideration will be valued as of March 31, 2020, and paid by the end of 2020. As of March 31, 2015, the fair value of the deferred consideration liability was estimated by discounting, to present value, contingent payments expected to be made (see Note 7, Fair Value of Financial Instruments, to our Consolidated Financial Statements) using a contractual formula that provided a value essentially consistent with that used to derive the Freightliner acquisition price per share on the acquisition date, resulting in no change to the contingent liability. We will recalculate the estimated fair value of the deferred consideration each reporting period until it is paid in full. We expect to recognize future changes in the estimated fair value of the deferred consideration in other expenses within our consolidated statement of operations. A change in the fair value of the deferred consideration, which has a minimum of zero and no maximum, could have a material effect on our results of operations for the period in which the change in estimate occurs.
Headquartered in London, England, Freightliner is an international freight rail operator with operations in the U.K., Poland, Germany, the Netherlands and Australia. Freightliner's principal business is located in the U.K. where it is the second largest freight rail operator, providing intermodal and heavy haul service throughout England, Scotland and Wales. In Continental Europe, Freightliner Poland primarily serves aggregates and coal customers in Poland. In addition, Freightliner's ERS subsidiary, based in Rotterdam, provides cross-border intermodal services connecting the northern European ports of Rotterdam, Bremerhaven and Hamburg to key cities in Germany, Poland, Italy and beyond. In Australia, Freightliner currently transports coal and containerized agricultural products for its customers in New South Wales. As of the acquisition date, Freightliner's fleet of primarily leased equipment included approximately 250 standard gauge locomotives (mostly diesel-electric) and 5,500 wagons. Freightliner employs approximately 2,500 people worldwide.
The results of operations from Freightliner have been included in our consolidated statement of operations since the March 25, 2015 acquisition date. Total revenues from Freightliner of $15.1 million and total operating expenses of $14.0 million, in each case for the five business days in March 2015, were included within operating revenues and Freightliner operating expenses, respectively, for the three months ended March 31, 2015. We incurred $12.6 million of acquisition-related costs associated with Freightliner during the three months ended March 31, 2015, which were included within other expenses in our consolidated statement of operations. In addition, we incurred a loss of $18.7 million on the settlement of foreign currency forward purchase contracts during the three months ended March 31, 2015, which were entered into in contemplation of the Freightliner acquisition (see Note 6, Derivative Financial Instruments, to our Consolidated Financial Statements).

We accounted for the acquisition as a business combination using the acquisition method of accounting under accounting principles generally accepted in the United States of America (U.S. GAAP). The acquired assets and liabilities of Freightliner were recorded at their preliminary acquisition-date fair values and were consolidated with those of ours as of the acquisition date. The final determination of these preliminary fair values is subject to completion of an assessment of the acquisition-date fair values of acquired non-current assets and non-current liabilities and deferred taxes. The foreign exchange rate used to translate the preliminary balance sheet to United States dollars was $1.49 for one British pound.
The following preliminary acquisition-date fair values were assigned to the acquired net assets (dollars in thousands):

	GBP	USD
Cash and cash equivalents	£33,815	$50,371
Accounts receivable	50,531	75,271
Materials and supplies	9,740	14,509
Prepaid expenses and other	15,318	22,818
Property and equipment	160,500	239,081
Goodwill	193,281	287,911
Intangible assets	360,100	536,405
Other assets	351	523
Total assets	823,636	1,226,889
Current portion of long-term debt	13,946	20,774
Accounts payable and accrued expenses	91,241	135,913
Long-term debt, less current portion	39,738	59,194
Deferred income tax liabilities, net	128,664	191,658
Deferred items-grants from outside parties	838	1,248
Other long-term liabilities	33,169	49,409
Net assets	£516,040	$768,693
We assigned £360.1 million (or $536.4 million at the exchange rate on March 25, 2015) to amortizable intangible assets with a weighted average amortization period of approximately 85 years. In addition, we assigned £193.3 million (or $287.9 million at the exchange rate on March 25, 2015) to goodwill in our preliminary allocation. The goodwill will not be deductible for tax purposes.
Included in the £33.2 million (or $49.4 million at the exchange rate on March 25, 2015) of assumed other long-term liabilities was a £24.7 million (or $36.8 million at the exchange rate on March 25, 2015) pension liability we assumed.
United States
Pinsly's Arkansas Division: On January 5, 2015, we completed the acquisition of certain subsidiaries of Pinsly that constituted Pinsly Arkansas for $41.3 million in cash, subject to adjustment for final working capital. We funded the acquisition with borrowings under our Prior Credit Agreement. The results of operations from Pinsly Arkansas have been included in our consolidated statement of operations since the acquisition date within our North American & European Operations segment.
Headquartered in Jones Mills, Arkansas, Pinsly Arkansas serves the Hot Springs and Little Rock areas, as well as the southwestern and southeastern portions of Arkansas and includes: (1) Arkansas Midland Railroad Company, Inc. (AKMD), which is comprised of seven non-contiguous branch lines; (2) The Prescott and Northwestern Railroad Company (PNW); (3) Warren & Saline River Railroad Company (WSR); and (4) the two Arkansas transload operations of Pinsly's former Railroad Distribution Services, Inc. subsidiary. Operations are comprised of 137 miles of owned and leased track, 77 employees and 16 locomotives. The railroads currently haul approximately 35,000 carloads per year and serve a diverse customer base in industries, including aluminum, forest products, aggregates, energy and carton board.
Rapid City, Pierre & Eastern Railroad, Inc.: On May 30, 2014, our new subsidiary, RCP&E, purchased the assets comprising the western end of Canadian Pacific Railway Limited's (CP) Dakota, Minnesota & Eastern Railroad Corporation (DM&E) rail line for a cash purchase price of $218.6 million, including the purchase of materials and supplies, railcars, equipment and vehicles. RCP&E commenced freight service on the line on June 1, 2014. The results of operations from RCP&E have been included in our consolidated statements of operations since the acquisition date within our North American & European Operations segment.

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
Results from Operations
When comparing our results from operations from one reporting period to another, it is important to consider that we have historically experienced fluctuations in revenues and expenses due to acquisitions, changing economic conditions, commodity prices, competitive forces, changes in foreign currency exchange rates, rail network congestion, one-time freight moves, fuel price fluctuations, customer plant expansions and shutdowns, sales of property and equipment, derailments and weather-related conditions, such as hurricanes, cyclones, tornadoes, droughts, heavy snowfall, unseasonably hot or cold weather, freezing and flooding. In periods when these events occur, our results of operations are not easily comparable from one period to another. Finally, certain of our railroads have commodity shipments that are sensitive to general economic conditions and commodity prices, such as steel products, iron ore, paper products and lumber and forest products, as well as product specific market conditions, such as the availability of lower priced alternative sources of power generation (coal) and energy commodity price differentials (crude oil). Other shipments are relatively less affected by economic conditions and are more closely affected by other factors, such as winter weather (salt) and seasonal rainfall (agricultural products). As a result of these and other factors, our results of operations in any reporting period may not be directly comparable to our results of operations in other reporting periods.
Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014
Operating Revenues
The following table sets forth operating revenues and carloads by new operations and existing operations for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended March 31,				Increase in Total Operations		Increase/(Decrease) in Existing Operations
	2015			2014
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%	Currency Impact
Freight revenues	$289,388	$19,022	$270,366	$287,734	$1,654	0.6%	$(17,368)	(6.0)%	$(9,479)
Non-freight revenues	92,507	2,850	89,657	88,545	3,962	4.5%	1,112	1.3%	(3,939)
Freightliner revenues (5 business days)	15,135	15,135	—	—	15,135	100.0%	—	—%	—
Total operating revenues	$397,030	$37,007	$360,023	$376,279	$20,751	5.5%	$(16,256)	(4.3)%	$(13,418)
Carloads	476,737	24,569	452,168	467,379	9,358	2.0%	(15,211)	(3.3)%

Given the close proximity of the acquisition date to our March 31, 2015 quarter end date, total revenues from Freightliner of $15.1 million for the five business days in March have been shown separately for the three months ended March 31, 2015, as we are in the process of evaluating the classification of Freightliner's revenues. Accordingly, new operations in the revenue tables below include freight and non-freight revenues of RCP&E and Pinsly Arkansas.
Freight Revenues
The following table sets forth freight revenues, carloads and average freight revenues per carload for the three months ended March 31, 2015 and 2014 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
	Three Months Ended March 31,				Three Months Ended March 31,				Three Months Ended March 31,
	2015		2014		2015		2014
Commodity Group	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	2015	2014
Agricultural Products	$41,145	14.2%	$35,667	12.4%	72,933	15.3%	65,034	13.9%	$564	$548
Autos & Auto Parts	4,624	1.6%	5,458	1.9%	7,223	1.5%	7,736	1.7%	640	706
Chemicals & Plastics	35,885	12.4%	32,749	11.4%	46,043	9.7%	40,272	8.6%	779	813
Coal & Coke	26,968	9.3%	31,250	10.8%	79,612	16.7%	86,303	18.5%	339	362
Food & Kindred Products	9,243	3.2%	8,061	2.8%	15,888	3.3%	13,847	3.0%	582	582
Intermodal*	17,243	6.0%	21,473	7.5%	14,349	3.0%	15,591	3.3%	1,202	1,377
Lumber & Forest Products	19,497	6.7%	19,179	6.7%	32,589	6.8%	32,547	7.0%	598	589
Metallic Ores**	25,326	8.8%	29,673	10.3%	17,111	3.6%	18,874	4.0%	1,480	1,572
Metals	26,398	9.1%	29,582	10.3%	34,589	7.3%	41,329	8.8%	763	716
Minerals & Stone	29,426	10.2%	21,660	7.5%	61,654	12.9%	49,037	10.5%	477	442
Petroleum Products	18,141	6.2%	16,586	5.8%	27,120	5.7%	27,835	6.0%	669	596
Pulp & Paper	27,422	9.5%	27,662	9.6%	42,765	9.0%	42,211	9.0%	641	655
Waste	3,295	1.1%	4,333	1.5%	7,293	1.5%	9,446	2.0%	452	459
Other	4,775	1.7%	4,401	1.5%	17,568	3.7%	17,317	3.7%	272	254
Total	$289,388	100.0%	$287,734	100.0%	476,737	100.0%	467,379	100.0%	$607	$616
* Carload amounts represent intermodal units
**Carload amount includes carloads and intermodal units
Total freight traffic increased 9,358 carloads, or 2.0%, in the three months ended March 31, 2015, compared with the same period in 2014. New operations contributed 24,569 carloads and carloads from existing operations decreased 15,211 carloads, or 3.3%. The same railroad traffic decrease was principally due to decreases of 7,324 carloads of metals traffic, 6,691 carloads of coal and coke traffic, 2,180 carloads of waste traffic and 1,874 carloads of agricultural products traffic, partially offset by a 4,414 carload increase in minerals and stone traffic. All remaining traffic decreased by a net 1,556 carloads.
Average freight revenues per carload decreased 1.5% to $607 in the three months ended March 31, 2015, compared with the same period in 2014. Average freight revenues per carload from existing operations decreased 2.9% to $598. Changes in the net depreciation of the Australian and Canadian dollars relative to the United States dollar, fuel surcharge and commodity mix decreased average freight revenues per carload from existing operations by 3.4%, 2.3% and 0.7%, respectively. Excluding the net impact from foreign currency deprecation, fuel surcharge and commodity mix, average freight revenues per carload from existing operations increased by 3.5%.

The following table sets forth the changes in freight revenues by commodity group segregated into new operations and existing operations for the three months ended March 31, 2015 compared with the three months ended March 31, 2014 (dollars in thousands):

	Three Months Ended March 31,				Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations		Currency Impact
	2015			2014
Commodity Group	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%
Agricultural Products	$41,145	$7,932	$33,213	$35,667	$5,478	15.4%	$(2,454)	(6.9)%	$(1,543)
Autos & Auto Parts	4,624	—	4,624	5,458	(834)	(15.3)%	(834)	(15.3)%	(104)
Chemicals & Plastics	35,885	2,261	33,624	32,749	3,136	9.6%	875	2.7%	(325)
Coal & Coke	26,968	—	26,968	31,250	(4,282)	(13.7)%	(4,282)	(13.7)%	(87)
Food & Kindred Products	9,243	304	8,939	8,061	1,182	14.7%	878	10.9%	(23)
Intermodal	17,243	—	17,243	21,473	(4,230)	(19.7)%	(4,230)	(19.7)%	(2,684)
Lumber & Forest Products	19,497	1,139	18,358	19,179	318	1.7%	(821)	(4.3)%	(109)
Metallic Ores	25,326	4	25,322	29,673	(4,347)	(14.6)%	(4,351)	(14.7)%	(3,211)
Metals	26,398	309	26,089	29,582	(3,184)	(10.8)%	(3,493)	(11.8)%	(271)
Minerals & Stone	29,426	6,837	22,589	21,660	7,766	35.9%	929	4.3%	(336)
Petroleum Products	18,141	59	18,082	16,586	1,555	9.4%	1,496	9.0%	(267)
Pulp & Paper	27,422	148	27,274	27,662	(240)	(0.9)%	(388)	(1.4)%	(432)
Waste	3,295	11	3,284	4,333	(1,038)	(24.0)%	(1,049)	(24.2)%	(7)
Other	4,775	18	4,757	4,401	374	8.5%	356	8.1%	(80)
Total freight revenues	$289,388	$19,022	$270,366	$287,734	$1,654	0.6%	$(17,368)	(6.0)%	$(9,479)
The following information discusses the significant changes in freight revenues from existing operations by commodity group. Changes in average freight revenues per carload in a commodity group can be impacted by changes in customer rates, fuel surcharges and changes in foreign currency exchange rates, as well as changes in the mix of customer traffic within a commodity group.
Agricultural products revenues decreased $2.5 million, or 6.9%. Agricultural products average freight revenues per carload decreased 4.0%, which decreased revenues by $1.5 million due to the depreciation of the Australian and Canadian dollars relative to the United States dollar, and traffic volume decreased 1,874 carloads, or 2.9%, which decreased revenues by $1.0 million. The carload decrease was primarily due to decreased shipments in Australia, partially offset by increased shipments in Canada.
Coal and coke revenues decreased $4.3 million, or 13.7%. Coal and coke traffic volume decreased 6,691 carloads, or 7.8%, which decreased revenues by $2.3 million, and average freight revenues per carload decreased 6.4%, which decreased revenues by $2.0 million. The carload decrease was primarily due to decreased demand for steam coal as a result of low natural gas prices. The decrease in average freight revenues per carload was primarily due to a change in customer mix.
Intermodal revenues decreased $4.2 million, or 19.7%. Intermodal average freight revenues per carload decreased 12.7%, which decreased revenues by $2.7 million, and volume decreased 1,242 carloads, which decreased revenues by $1.5 million. The decrease in average freight revenues per carload included a $2.7 million negative impact due to the depreciation of the Australian and Canadian dollars relative to the United States dollar. The carload decrease was primarily due to weaker shipments from our customers in Canada and Australia.

Metallic ores revenues decreased $4.4 million, or 14.7%. Metallic ores traffic volume decreased 1,782 carloads, or 9.4%, which decreased revenues by $2.6 million, and average freight revenues per carload decreased 5.7%, which decreased revenues by $1.7 million. The carload decrease was primarily due to decreased iron ore shipments in Australia, partially offset by increased copper concentrate shipments in the western United States. The decrease in average freight revenues per carload included a $3.2 million negative impact due to the depreciation of the Australian and Canadian dollars relative to the United States dollar.
Metals revenues decreased $3.5 million, or 11.8%. Metals traffic volume decreased 7,324 carloads, or 17.7%, which decreased revenues by $5.6 million, while average freight revenues per carload increased 7.1%, which increased revenues by $2.1 million, primarily due to a change in mix of business.
Minerals and stone revenues increased $0.9 million, or 4.3%, primarily due to increased shipments of frac sand and construction aggregates in North America.
Petroleum products revenues increased $1.5 million, or 9.0%. Petroleum products average freight revenues per carload increased 12.2%, which increased revenues by $2.0 million, while traffic volume decreased 826 carloads, or 3.0%, which decreased revenues by $0.6 million. The increase in average freight revenues per carload was primarily due to a change in mix of business.
Waste revenues decreased $1.0 million, or 24.2%, primarily due to a traffic volume decrease of 2,180 carloads, or 23.1%. The carload decrease was due to the closure of a waste facility we served in the midwestern United States as well as decreased shipments in the western United States.
Freight revenues from all remaining commodities combined increased by $0.1 million.
Non-Freight Revenues
The following table sets forth non-freight revenues for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended March 31,
	2015		2014
	Amount	% of Total	Amount	% of Total
Railcar switching	$42,616	46.1%	$39,335	44.4%
Car hire and rental income	10,586	11.4%	9,442	10.7%
Demurrage and storage	16,568	17.9%	13,862	15.7%
Car repair services	6,795	7.3%	5,703	6.4%
Construction revenues	1,717	1.9%	3,867	4.4%
Other non-freight revenues	14,225	15.4%	16,336	18.4%
Total non-freight revenues	$92,507	100.0%	$88,545	100.0%

The following table sets forth the changes in non-freight revenues segregated into new operations and existing operations for the three months ended March 31, 2015 compared with the three months ended March 31, 2014 (dollars in thousands):

	Three Months Ended March 31,				Increase/(Decrease) in Total Operations		Increase/ (Decrease) in Existing Operations		Currency Impact
	2015			2014
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%
Railcar switching	$42,616	$280	$42,336	$39,335	$3,281	8.3%	$3,001	7.6%	$(2,198)
Car hire and rental income	10,586	908	9,678	9,442	1,144	12.1%	236	2.5%	(168)
Demurrage and storage	16,568	487	16,081	13,862	2,706	19.5%	2,219	16.0%	(236)
Car repair services	6,795	533	6,262	5,703	1,092	19.1%	559	9.8%	(119)
Construction revenues	1,717	—	1,717	3,867	(2,150)	(55.6)%	(2,150)	(55.6)%	(156)
Other non-freight revenues	14,225	642	13,583	16,336	(2,111)	(12.9)%	(2,753)	(16.9)%	(1,062)
Total non-freight revenues	$92,507	$2,850	$89,657	$88,545	$3,962	4.5%	$1,112	1.3%	$(3,939)
Total non-freight revenues increased $4.0 million, or 4.5%, to $92.5 million in the three months ended March 31, 2015, compared with $88.5 million in the three months ended March 31, 2014. The increase in non-freight revenues consisted of $2.9 million from new operations and $1.1 million from existing operations. The increase in revenues from existing operations was principally due to a $5.2 million increase in railcar switching revenues primarily due to a new customer in Europe that began in the second quarter of 2014 and increased port switching revenues in the southern United States and a $2.5 million increase in demurrage and storage revenues. These increases were partially offset by a $2.0 million decrease in construction revenues, a $1.7 million decrease in other revenues due to reduced crewing and trackage rights revenues in Australia and a $3.9 million decrease from the net impact of foreign currency depreciation.
Operating Expenses
Total operating expenses for the three months ended March 31, 2015 included $29.9 million from new operations, partially offset by a decrease of $6.9 million from existing operations. When we discuss expenses from existing operations, we are referring to the change in our expenses, period-over-period, associated with operations that we managed in both periods (i.e., excluding the impact of acquisitions). The decrease from existing operations was primarily due to decreases of $14.3 million in diesel fuel used in operations and $8.1 million in purchased services, partially offset by increases of $12.3 million in other expenses, $9.5 million in labor and benefits expense and $3.3 million in depreciation and amortization expense. The depreciation of the Australian and Canadian dollars relative to the United States dollar resulted in a $10.9 million decrease in operating expenses from existing operations.
Our operating ratio, defined as total operating expenses divided by total operating revenues, was 81.7% in the three months ended March 31, 2015, compared with 80.1% in the three months ended March 31, 2014. Income from operations in the three months ended March 31, 2015 included Freightliner acquisition-related costs of $12.6 million and Australian severance costs of $1.7 million and net gain on the sale of assets of $0.3 million. Income from operations in the three months ended March 31, 2014 included business development and related costs of $1.2 million and net gain on sale of assets of $0.8 million. While changes in foreign currency exchange rates can have a material impact on our operating revenues and operating expenses, the net impact of these foreign currency translation effects should not have a material impact on our operating ratio.

The following table sets forth our operating expenses for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended March 31,
	2015		2014		Currency Impact
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$128,550	32.4%	$116,676	30.9%	$(3,476)
Equipment rents	20,317	5.1%	19,075	5.1%	(528)
Purchased services	19,731	5.0%	27,816	7.4%	(1,907)
Depreciation and amortization	41,813	10.5%	37,641	10.0%	(1,420)
Diesel fuel used in operations	28,051	7.1%	41,935	11.1%	(1,509)
Casualties and insurance	8,369	2.1%	9,633	2.6%	(344)
Materials	18,463	4.7%	16,168	4.3%	(284)
Trackage rights	12,082	3.0%	12,266	3.3%	(762)
Net gain on sale of assets	(317)	(0.1)%	(838)	(0.2)%	23
Other expenses	33,352	8.4%	21,032	5.6%	(672)
Freightliner operating expenses	13,999	3.5%	—	—%	—
Total operating expenses	$324,410	81.7%	$301,404	80.1%	$(10,879)
The following information discusses the significant changes in operating expenses.
Labor and benefits expense was $128.6 million in the three months ended March 31, 2015, compared with $116.7 million in the three months ended March 31, 2014, an increase of $11.9 million, or 10.2%. The increase in labor and benefits expense consisted of $6.1 million from existing operations and $5.8 million from new operations. The increase from existing operations was primarily due to an increase in the average number of employees, annual wage and benefit increases and $1.7 million of Australia severance costs, partially offset by a decrease of $3.5 million due to the depreciation of the Australian and Canadian dollars relative to the United States dollar. Our average number of employees increased for our existing operations primarily as a result of insourcing equipment maintenance activities in Australia and the midwestern United States.
Purchased services expense, which consists primarily of the costs of services provided by outside contractors for repairs and maintenance of track property, locomotives, railcars and other equipment, as well as contract labor costs for crewing services, was $19.7 million in the three months ended March 31, 2015, compared with $27.8 million in the three months ended March 31, 2014, a decrease of $8.1 million, or 29.1%. The decrease in purchased services consisted of $10.0 million from existing operations, partially offset by $1.9 million from new operations. The decrease from existing operations was primarily attributable to the insourcing of equipment maintenance activities in Australia, as well as a reduction in the level of construction projects and $1.9 million due to the depreciation of the Australian and Canadian dollars relative to the United States dollar.
Depreciation and amortization expense was $41.8 million in the three months ended March 31, 2015, compared with $37.6 million in the three months ended March 31, 2014, an increase of $4.2 million, or 11.1%. The increase in depreciation and amortization was attributable to $2.3 million from new operations and $1.9 million from existing operations. The increase from existing operations was primarily attributable to capital expenditures in 2014, including new business development projects, partially offset by a decrease of $1.4 million due to the depreciation of the Australian and Canadian dollars relative to the United States dollar.
The cost of diesel fuel used in operations was $28.1 million in the three months ended March 31, 2015, compared with $41.9 million in the three months ended March 31, 2014, a decrease of $13.9 million, or 33.1%. The decrease consisted of $15.8 million from existing operations, partially offset by $2.0 million from new operations. The decrease from existing operations was primarily attributable to a 35.4% decrease in average fuel cost per gallon.
Other expenses were $33.4 million in the three months ended March 31, 2015, compared with $21.0 million in the three months ended March 31, 2014, an increase of $12.3 million, or 58.6%. The increase was primarily attributable to an increase in business development and related costs as a result of the Freightliner acquisition.
Freightliner operating expenses of $14.0 million in the three months ended March 31, 2015 represented the total operating expenses for the five business days in March for Freightliner.

Interest Expense
Interest expense was $13.5 million in the three months ended March 31, 2015, compared with $13.6 million in the three months ended March 31, 2014. Interest expense for the three months ended March 31, 2015 included the write-off of unamortized deferred financing fees of $2.0 million associated with the amendment of the Prior Credit Agreement on March 20, 2015.
Provision for Income Taxes
Our effective income tax rate in the three months ended March 31, 2015 was 41.4%, compared with 36.4% in the three months ended March 31, 2014. The higher effective income tax rate for the three months ended March 31, 2015 was driven primarily by certain costs related to the Freightliner acquisition that are not tax deductible.
The United States Short Line Tax Credit is an income tax track maintenance credit for Class II and Class III railroads to reduce their federal income tax based on qualified railroad track maintenance expenditures. Qualified expenditures include amounts incurred for maintaining track, including roadbed, bridges and related track structures owned or leased by a Class II or Class III railroad. The credit is equal to 50% of the qualified expenditures, subject to an annual limitation of $3,500 multiplied by the number of miles of railroad track owned or leased by the Class II or Class III railroad as of the end of its tax year. The United States Short Line Tax Credit was in existence from 2005 through 2013 and was further extended in December 2014 for fiscal year 2014. As such, we recorded the full benefit for 2014 in the three months ended December 31, 2014.
Net Income and Earnings Per Common Share
Net income in the three months ended March 31, 2015 was $23.9 million, compared with net income in the three months ended March 31, 2014 of $40.0 million. Our basic EPS were $0.43 with 55.8 million weighted average shares outstanding in the three months ended March 31, 2015, compared with basic EPS of $0.73 with 54.8 million weighted average shares outstanding in the three months ended March 31, 2014. Our diluted EPS in the three months ended March 31, 2015 were $0.42 with 57.1 million weighted average shares outstanding, compared with diluted EPS of $0.70 with 56.9 million weighted average shares outstanding in the three months ended March 31, 2014. Our results for the three months ended March 31, 2015 and 2014 included certain items affecting comparability between the periods as previously presented in the "Overview."
Segment Information
Our various railroad lines are organized into 11 operating regions. All of the regions have similar economic and other characteristics; however, we present our financial information as two reportable segments, North American & European Operations and Australian Operations.
We acquired Freightliner on March 25, 2015. The results of operations from Freightliner and the acquired assets and liabilities have been included in our consolidated statement of operations and consolidated balance sheet, respectively, since the acquisition date. Given the close proximity of the acquisition date to our March 31, 2015 quarter end date, we are in the process of evaluating our reportable segments and have presented Freightliner's results separately in the disclosures below.
The results of operations of our foreign entities are maintained in the respective local currency (the Australian dollar, the Canadian dollar, the British pound, the Euro and the Polish zloty) and then translated into United States dollars at the applicable exchange rates for inclusion in our consolidated financial statements. As a result, any appreciation or depreciation of these currencies against the United States dollar can impact our results of operations.

The following tables set forth our North American & European Operations and Australian Operations for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended March 31, 2015
	North American & European Operations	Australian Operations	Freightliner (5 business days)	Total Operations
Operating revenues:
Freight	$243,030	$46,358	$—	$289,388
Non-freight	79,714	12,793	—	92,507
Freightliner revenues	—	—	15,135	15,135
Total operating revenues	322,744	59,151	15,135	397,030
Operating expenses:
Labor and benefits	111,452	17,098	—	128,550
Equipment rents	18,383	1,934	—	20,317
Purchased services	14,732	4,999	—	19,731
Depreciation and amortization	35,651	6,162	—	41,813
Diesel fuel used in operations	24,468	3,583	—	28,051
Casualties and insurance	6,528	1,841	—	8,369
Materials	16,241	2,222	—	18,463
Trackage rights	7,202	4,880	—	12,082
Net gain on sale of assets	(311)	(6)	—	(317)
Other expenses	31,502	1,850	—	33,352
Freightliner operating expenses	—	—	13,999	13,999
Total operating expenses	265,848	44,563	13,999	324,410
Income from operations	$56,896	$14,588	$1,136	$72,620
Operating ratio	82.4%	75.3%	92.5%	81.7%
Interest expense	$11,017	$2,345	$146	$13,508
Loss on settlement of foreign currency forward purchase contracts	$16,374	$2,312	$—	$18,686
Interest income	$13	$8	$5	$26
Provision for income taxes	$13,685	$2,928	$249	$16,862
Carloads	422,713	54,024	—	476,737
Expenditures for additions to property & equipment, net of grants from outside parties	$45,283	$4,615	$—	$49,898

	Three Months Ended March 31, 2014
	North American & European Operations	Australian Operations	Total Operations
Operating revenues:
Freight	$228,987	$58,747	$287,734
Non-freight	71,000	17,545	88,545
Total operating revenues	299,987	76,292	376,279
Operating expenses:
Labor and benefits	100,541	16,135	116,676
Equipment rents	16,772	2,303	19,075
Purchased services	15,624	12,192	27,816
Depreciation and amortization	30,579	7,062	37,641
Diesel fuel used in operations	34,734	7,201	41,935
Casualties and insurance	7,132	2,501	9,633
Materials	15,511	657	16,168
Trackage rights	6,757	5,509	12,266
Net gain on sale of assets	(720)	(118)	(838)
Other expenses	17,367	3,665	21,032
Freightliner operating expenses	—	—	—
Total operating expenses	244,297	57,107	301,404
Income from operations	$55,690	$19,185	$74,875
Operating ratio	81.4%	74.9%	80.1%
Interest expense	$9,445	$4,196	$13,641
Interest income	$902	$132	$1,034
Provision for income taxes	$18,457	$4,443	$22,900
Carloads	409,537	57,842	467,379
Expenditures for additions to property & equipment, net of grants from outside parties	$53,985	$4,833	$58,818
Revenues from our North American & European Operations were $322.7 million in the three months ended March 31, 2015, compared with $300.0 million in the three months ended March 31, 2014, an increase of $22.8 million, or 7.6%. The $22.8 million increase in revenues from our North American & European Operations consisted of a $14.0 million increase in freight revenues and an $8.7 million increase in non-freight revenues. The $14.0 million increase in freight revenues consisted of $19.0 million from new operations, partially offset by a decrease of $2.8 million from existing operations and a decrease of $2.2 million from the impact of foreign currency depreciation. The $2.8 million decrease from existing operations consisted of a $6.4 million decrease due to lower volumes which decreased carloads by 11,393, or 2.8%, partially offset by a $3.6 million increase due to an increase in average revenues per carload of 1.6%. The decrease in carloads was primarily related to the decrease in metals traffic in North America and decreased demand for steam coal, partially offset by increased minerals and stone traffic and chemicals and plastics traffic. The $8.7 million increase in non-freight revenues consisted of $2.9 million from new operations and a $7.6 million increase from existing operations, partially offset by $1.8 million decrease from the net impact of foreign currency depreciation. The $7.6 million increase from existing operations was primarily due to a $4.0 million increase in port switching revenues, primarily due to a new customer in Europe that began in the second quarter of 2014 and higher revenues in the southern United States, a $2.4 million increase in demurrage and storage revenues, and a $2.2 million increase in trackage rights revenues, primarily due to a new agreement starting in January 2015, partially offset by a $1.3 million decrease in construction revenues.

Operating expenses from our North American & European Operations were $265.8 million in the three months ended March 31, 2015, compared with $244.3 million in the three months ended March 31, 2014, an increase of $21.6 million, or 8.8%. The increase in operating expenses included $15.9 million from new operations and an increase of $5.6 million from existing operations. The $5.6 million increase in operating expenses from existing operations was primarily related to a $13.6 million increase in other expenses, primarily attributable to Freightliner acquisition-related costs; a $6.6 million increase in labor and benefits expense, primarily as a result of an increase in the average number of employees and annual wage and benefit increases; and a $3.3 million increase in depreciation and amortization expense, primarily related to capital expenditures in 2014 including new business projects. These increases were partially offset by a decrease of $11.6 million in diesel fuel used in operations, primarily due to a decrease in average fuel cost per gallon, a decrease of $2.4 million in purchased services due to lower construction activity and a decrease of $3.8 million primarily due to the depreciation of the Canadian dollar relative to the United States dollar.
Revenues from our Australian Operations were $59.2 million in the three months ended March 31, 2015, compared with $76.3 million in the three months ended March 31, 2014, a decrease of $17.1 million, or 22.5%. The $17.1 million decrease in revenues consisted of a $5.1 million decrease in freight revenues, a $2.6 million decrease in non-freight revenues and $9.5 million related to the depreciation of the Australian dollar relative to the United States dollar. The $5.1 million decrease in freight revenues consisted of a $3.3 million decrease due to lower volumes which decreased carloads by 3,818, or 6.6%, and a $1.8 million decrease due to a decrease in average freight revenues per carload of 3.5%. The decrease in carloads was primarily due to decreased iron ore shipments as a result of a mine closure and decreased grain shipments due to weather-related conditions, partially offset by increased gypsum shipments. The $2.6 million decrease in non-freight revenues was primarily attributable to a mine closure.
Operating expenses from our Australian Operations were $44.6 million in the three months ended March 31, 2015, compared with $57.1 million in the three months ended March 31, 2014, a decrease of $12.5 million, or 22.0%. The decrease in operating expenses included a decrease of $5.7 million in purchased services, primarily due to the insourcing of equipment maintenance activities; a $2.7 million decrease in diesel fuel used in operations, primarily due to a decrease in average fuel cost per gallon and $7.1 million due to the depreciation of the Australian dollar relative to the United States dollar. These decreases were partially offset by an increase of $3.0 million in labor and benefits expense, primarily due to insourcing of equipment and maintenance activities and severance costs.
Liquidity and Capital Resources
We had cash and cash equivalents of $112.4 million and $59.7 million at March 31, 2015 and 2014, respectively. Based on current expectations, we believe our cash and other liquid assets, anticipated future cash flows, availability under the Credit Agreement, access to debt and equity capital markets and sources of available financing will be sufficient to fund expected operating, capital and debt service requirements and other financial commitments for the foreseeable future.
At March 31, 2015, we had long-term debt, including current portion, totaling $2.4 billion, which was 51.2% of our total capitalization, and $451.4 million of unused borrowing capacity under the Credit Agreement. At December 31, 2014, we had long-term debt, including current portion, totaling $1.6 billion, which was 40.7% of our total capitalization. During the three months ended March 31, 2015, we completed the acquisition of Freightliner for cash consideration of £492.1 million (or $733.0 million at the exchange rate on March 25, 2015). We financed the acquisition through a combination of available cash and borrowings under the Credit Agreement (see Credit Agreement below).
During the three months ended March 31, 2015 and 2014, we generated $84.0 million and $71.7 million, respectively, of cash from operating activities. Changes in working capital decreased net cash flows by $13.4 million and $21.0 million for the three months ended March 31, 2015 and 2014, respectively.
During the three months ended March 31, 2015 and 2014, our cash used in investing activities was $790.0 million and $57.0 million, respectively. For the three months ended March 31, 2015, primary drivers of cash used in investing activities were $723.9 million of cash paid for acquisitions, including the acquisitions of Freightliner and Pinsly Arkansas, $66.3 million of cash used for capital expenditures, including $12.7 million for new business investments, $18.7 million of net cash paid for the settlement of the foreign currency forward purchase contracts related to the acquisition of Freightliner, partially offset by $16.4 million in cash received from grants from outside parties for capital spending. For the three months ended March 31, 2014, primary drivers of cash used in investing activities were $71.6 million of cash used for capital expenditures, including new business investments of $17.9 million, partially offset by $12.8 million in cash received from grants from outside parties for capital spending.

During the three months ended March 31, 2015, our cash flows provided by financing activities were $762.3 million, compared with cash used in financing activities of $44.9 million during the three months ended March 31, 2014. For the three months ended March 31, 2015, primary drivers of cash flows provided by financing activities were net proceeds of $767.5 million primarily related to borrowings from the refinancing of our credit agreement in conjunction with our acquisition of Freightliner and $5.9 million of fees paid to amend our credit agreement. For the three months ended March 31, 2014, primary drivers of cash flows used in financing activities were a net decrease in outstanding debt of $49.7 million, partially offset by $4.9 million in net cash received from exercises of stock-based awards.
Credit Agreement
In anticipation of our acquisition of Freightliner, we entered into Amendment No. 1 to the Amended and Restated Senior Secured Syndicated Credit Facility Agreement (the Credit Agreement) on March 20, 2015. In connection with entering into the Credit Agreement, we wrote-off $2.0 million of unamortized deferred financing fees and capitalized an additional $5.5 million of new fees. Deferred financing costs are amortized as additional interest expense over the terms of the related debt using the effective-interest method for the term loan debt and the straight-line method for the revolving credit facility.
The credit facilities under the Credit Agreement are comprised of a $1,782.0 million United States term loan, an A$324.6 million (or $252.5 million at the exchange rate on March 20, 2015) Australian term loan, a £101.7 million (or $152.2 million at the exchange rate on March 20, 2015) U.K. term loan and a $625.0 million revolving credit facility. The Credit Agreement also extended the maturity date of each of our credit facilities to March 31, 2020. The revolving credit facility includes borrowing capacity for letters of credit and swingline loans.
The $625.0 million revolving credit facility under the Credit Agreement includes flexible sub-limits for revolving loans denominated in United States dollars, Australian dollars, Canadian dollars, British pounds and Euros and provides for the ability to reallocate commitments among the sub-limits, provided that the total amount of all Australian dollar, Canadian dollar, British pound, Euro or other designated currencies sub-limits cannot exceed a combined $500.0 million.
At our election, at the time of entering into specific borrowings, interest on borrowings is calculated under a "Base Rate" or "LIBOR/BBSW Rate." LIBOR is the London Interbank Offered Rate. BBSW is the Bank Bill Swap Reference Rate within Australia, which we believe is generally considered the Australian equivalent to LIBOR. The applicable borrowing spread for the Base Rate loans will initially be 1.0% over the base rate, and, following our first quarterly compliance certificate, will range from 0.0% to 1.0% depending upon our total leverage ratio. The applicable borrowing spread for LIBOR/BBSW Rate loans, will initially be 2.0% over the LIBOR or BBSW, and, following our first quarterly compliance certificate, will range from 1.0% to 2.0% depending upon our total leverage ratio as defined in the Credit Agreement.
In addition to paying interest on any outstanding borrowings under the Credit Agreement, we are required to pay a commitment fee related to the unutilized portion of the commitments under the revolving credit facility. The commitment fee rate will initially be 0.3%, and, following our first quarterly compliance certificate, will range from 0.2% to 0.3% depending upon our total leverage ratio as defined in the Credit Agreement.
Since entering into the Credit Agreement, we made a prepayment on our Australian term loan of A$6.0 million (or $4.6 million at the exchange rate on the date the payment was made). As of March 31, 2015, we had outstanding term loans of $1,782.0 million with an interest rate of 2.18%, A$318.6 million (or $242.7 million at the exchange rate on March 31, 2015) with an interest rate of 4.28% and £101.7 million (or $150.9 million at the exchange rate on March 31, 2015) with an interest rate of 2.50%.

The United States dollar-denominated, Australian dollar-denominated and the British pound-denominated term loans will amortize in quarterly installments commencing with the quarter ending September 30, 2016, with the remaining principal balance payable upon maturity, as set forth below (dollars in thousands):

	Quarterly Payment Date	Principal Amount of Each Quarterly Installment
United States dollar:	September 30, 2016 through June 30, 2018		$22,275
	September 30, 2018 through December 31, 2019		$44,550
	Maturity date - March 31, 2020		$1,336,500

Australian dollar:	September 30, 2016 through June 30, 2018	A$	4,058
	September 30, 2018 through December 31, 2019	A$	8,116
	Maturity date - March 31, 2020	A$	237,470

British pound:	September 30, 2016 through June 30, 2018		£1,271
	September 30, 2018 through December 31, 2019		£2,542
	Maturity date - March 31, 2020		£76,261
As of March 31, 2015, out of our $625.0 million of available capacity under our revolving credit facility, we had $171.2 million in borrowings, $2.5 million in letter of credit guarantees and $451.4 million of unused borrowing capacity. As of March 31, 2015, we had outstanding revolving loans of $141.0 million in United States dollar-denominated borrowings with an interest rate of 2.18%, £2.5 million in a British pound-denominated swingline loan (or $3.7 million at the exchange rate on March 31, 2015) with an interest rate of 2.48%, C$28.5 million in Canadian dollar-denominated borrowings (or $22.5 million at the exchange rate on March 31, 2015) with an interest rate of 3.00% and €3.7 million in Euro-denominated borrowings (or $4.0 million at the exchange rate on March 31, 2015) with an interest rate of 1.98%.
The Credit Agreement contains a number of customary affirmative and negative covenants with respect to which we must maintain compliance. Those covenants, among other things, limit or prohibit our ability, subject to certain exceptions, to incur additional indebtedness; create liens; make investments; pay dividends on capital stock or redeem, repurchase or retire capital stock; consolidate or merge or make acquisitions or dispose of assets; enter into sale and leaseback transactions; engage in any business unrelated to the business currently conducted by us; sell or issue capital stock of certain of our restricted subsidiaries; change our fiscal year; enter into certain agreements containing negative pledges and upstream limitations and engage in certain transactions with affiliates. Under the Credit Agreement, we may not exceed specified maximum total leverage ratios as described in the following table:

Quarterly Periods Ending	Maximum Total Leverage Ratio
March 31, 2015 through March 31, 2016	4.50 to 1.00
June 30, 2016 through June 30, 2017	3.75 to 1.00
September 30, 2017 through March 31, 2020	3.50 to 1.00
As of March 31, 2015, we were in compliance with the covenants under the Credit Agreement, including the maximum total leverage ratio covenant noted above.
The existing term loans and revolving loans under the Credit Agreement are guaranteed by substantially all of our United States subsidiaries and by substantially all of our foreign subsidiaries solely in respect of the foreign guaranteed obligations subject, in each case, to certain exceptions. The Credit Agreement is collateralized by certain real and personal property assets of our domestic subsidiaries that have guaranteed our obligations under the Credit Agreement and certain personal property assets of our foreign subsidiaries that have guaranteed the foreign obligations under the Credit Agreement.

In May 2014, we entered into the Amended and Restated Senior Secured Syndicated Credit Facility Agreement (the Prior Credit Agreement), which included a $1,520.0 million United States term loan, an A$216.8 million (or $200.3 million at the exchange rate on May 27, 2014) Australian term loan and a $625.0 million revolving credit facility. Each of the credit facilities under the Prior Credit Agreement had a maturity date of May 31, 2019. As of December 31, 2014, we had outstanding revolving loans of $11.0 million in United States dollar-denominated borrowings with an interest rate of 1.67%, A$8.0 million in an Australian dollar-denominated swingline loan (or $6.5 million at the exchange rate on December 31, 2014) with an interest rate of 6.44%, C$24.0 million in Canadian dollar-denominated borrowings (or $20.7 million at the exchange rate on December 31, 2014) with an interest rate of 2.79% and €4.1 million in Euro-denominated borrowings (or $5.0 million at the exchange rate on December 31, 2014) with an interest rate of 1.51%. As of December 31, 2014, out of our $625.0 million of available capacity under our revolving credit facility, we had $43.2 million in borrowings, $2.6 million in letter of credit guarantees and $579.2 million of unused borrowing capacity.
2015 Budgeted Capital Expenditures
During the three months ended March 31, 2015, we incurred $47.0 million in aggregate capital expenditures, of which we paid $19.8 million in cash and accrued $27.2 million in accounts payable as of March 31, 2015. We expect to receive $4.9 million in grants from outside parties related to these capital expenditures, which was included in outstanding grant receivables from outside parties as of March 31, 2015.
Cash of $66.3 million paid for purchases of property and equipment during the three months ended March 31, 2015 consisted of $19.8 million for 2015 capital projects and $46.5 million related to capital expenditures accrued in 2014. Grant proceeds from outside parties during the three months ended March 31, 2015 consisted of $0.5 million for grants related to 2015 capital expenditures and $15.9 million for grants related to our capital expenditures from prior years.
Accordingly, capital expenditures for the three months ended March 31, 2015, as compared with our 2015 full year budgeted capital expenditures can be summarized as follows (dollars in thousands):

	2015 Budgeted	Actual for the
	Capital	Three Months Ended
	Expenditures (a)	March 31, 2015
Track and equipment improvements, self-funded	$250,000	$28,202
Track and equipment improvements, subject to third party funding	98,000	6,104
New business development	37,000	12,678
Grants from outside parties	(77,000)	(4,934)
Net capital expenditures	$308,000	$42,050
(a) Our 2015 full year budgeted capital expenditures has been updated to include approximately $31 million of track and equipment improvements related to the acquisition of Freightliner.
We periodically receive grants for the upgrade and construction of rail lines and the upgrade of locomotives from federal, provincial, state and local agencies and other outside parties in the United States, Canada and Australia. These grants typically reimburse us for 50% to 100% of the actual cost of specific projects.
Off-Balance Sheet Arrangements
An off-balance sheet arrangement includes any contractual obligation, agreement or transaction involving an unconsolidated entity under which we (1) have made guarantees, (2) have a retained or contingent interest in transferred assets, or a similar arrangement, that serves as credit, liquidity or market risk support to that entity for such assets, (3) have an obligation under certain derivative instruments or (4) have any obligation arising out of a material variable interest in such an entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing or hedging services with us. Our off-balance sheet arrangements as of December 31, 2014 consisted of operating lease obligations. There were no material changes in our off-balance sheet arrangements during the three months ended March 31, 2015.

Impact of Foreign Currencies on Operating Revenues and Expenses
When comparing the effects of average foreign currency exchange rates on operating revenues and operating expenses during the three months ended March 31, 2015 with the three months ended March 31, 2014, foreign currency translation had a negative impact on our consolidated operating revenues and a positive impact on our consolidated operating expenses due to the weakening of the Australian and Canadian dollars relative to the United States dollar in the three months ended March 31, 2015. Currency effects related to operating revenues and expenses are presented within the discussion of these respective items included within this Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Except as disclosed below, during the three months ended March 31, 2015, there were no material changes to the Quantitative and Qualitative Disclosures About Market Risk previously disclosed in our 2014 Annual Report on Form 10-K (see Note 6, Derivative Financial Instruments, to our Consolidated Financial Statements).
Foreign Currency Exchange Rate Risk
As of March 31, 2015, our foreign subsidiaries had $502.3 million of third-party debt, including capital leases, denominated in the local currencies in which our foreign subsidiaries operate, including the Australian dollar, Canadian dollar, British pound and the Euro. The debt service obligations associated with this foreign currency debt are generally funded directly from those foreign operations. As a result, foreign currency risk related to this portion of our debt service payments is limited. However, in the event the foreign currency debt service is not paid by our foreign subsidiaries and is paid by United States subsidiaries, we may face exchange rate risk if the Australian dollar, Canadian dollar, British pound or the Euro were to appreciate relative to the United States dollar and require higher United States dollar equivalent cash.
We are also exposed to foreign currency exchange rate risk related to our foreign subsidiaries, including non-functional currency intercompany debt, typically as a result of intercompany debt from our United States subsidiaries to our foreign subsidiaries associated with acquisitions and any timing difference between announcement and closing of an acquisition of a foreign business. To mitigate currency exposures related to non-functional currency denominated intercompany debt, cross-currency swap contracts or forward exchange forward contracts may be entered into for periods consistent with the underlying debt. In determining the fair value of the derivative contract, the significant inputs to valuation models are quoted market prices of similar instruments in active markets. To mitigate currency exposures of non-United States dollar-denominated acquisitions, we may enter into foreign currency forward purchase contracts. However, cross-currency swap contracts and foreign currency forward purchase contracts used to mitigate exposures on foreign currency intercompany debt may not qualify for hedge accounting. In cases where the cross-currency swap contracts and foreign currency forward purchase contracts do not qualify for hedge accounting, we believe that such instruments are closely correlated with the underlying exposure, thus reducing the associated risk. The gains or losses from changes in the fair value of derivative instruments that do not qualify for hedge accounting are recognized in current period earnings within other income/(loss), net.
On February 25, 2015, we announced our entry into an agreement to acquire all of the outstanding share capital of RailInvest Holding Company Limited, the parent company of Freightliner, for cash consideration of approximately £490 million (or approximately $755 million at the exchange rate on February 25, 2015). Shortly after the announcement of the acquisition, we entered into British pound forward purchase contracts to fix £307.1 million of the purchase price to US$475.0 million and £84.7 million of the purchase price to A$163.8 million. The subsequent decrease in value of the British pound versus the United States and Australian dollars between the dates the British pound forward purchase contracts were entered into and March 23, 2015, the date the £391.8 million in funds were delivered, resulted in a loss on settlement of foreign currency forward purchase contracts of $18.7 million for the three months ended March 31, 2015.
On March 25, 2015, we closed on the Freightliner transaction and paid cash consideration for the acquisition of £492.1 million (or $733.0 million at the exchange rate on March 25, 2015). We financed the acquisition through a combination of available cash and borrowings under the Credit Agreement. A portion of the funds were transferred from the United States to the U.K. through an intercompany loan with a notional amount of £120.0 million (or $179.2 million at the exchange rate on the date the funds were transferred). To mitigate the foreign currency exchange rate risk related to this non-functional currency intercompany loan, we entered into two British pound forward purchase contracts, which are accounted for as cash flow hedges. The fair values of our British pound forward purchase contracts were estimated based on Level 2 inputs. Our effectiveness testing during the three months ended March 31, 2015 resulted in no amount of gain or loss reclassified from accumulated other comprehensive loss into earnings due to ineffectiveness.

The following table summarizes our outstanding British pound forward purchase contracts (British pounds in thousands):

Effective Date	Settlement Date	Notional Amount	Exchange Rate
3/25/2015	3/25/2020	£60,000	1.50
3/25/2015	3/25/2020	£60,000	1.51
On March 25, 2015, as part of the Freightliner acquisition we recorded a contingent liability within other long-term liabilities of £24.0 million (or $35.7 million at the exchange rate on March 25, 2015). This contingent liability represents the aggregate fair value of the shares transferred to us by the Management Shareholders on the acquisition date at the Freightliner acquisition price per share, in exchange for the right to receive deferred consideration. Each of the Management Shareholders may elect to receive one third of their respective deferred consideration valued as of March 31, 2018, 2019 and 2020. The remaining portion of the deferred consideration will be valued as of March 31, 2020, and paid by the end of 2020. As of March 31, 2015, the fair value of the deferred consideration liability was estimated by discounting, to present value, contingent payments expected to be made using a contractual formula that provided a value essentially consistent with that used to derive the Freightliner acquisition price per share on the acquisition date, resulting in no change to the contingent liability. We will recalculate the estimated fair value of the deferred consideration each reporting period until it is paid in full. We expect to recognize future changes in the estimated fair value of the deferred consideration in other expenses within our consolidated statement of operations. A change in the fair value of the deferred consideration, which has a minimum of zero and no maximum, could have a material effect on our results of operations for the period in which the change in estimate occurs.
The following table presents financial instruments carried at fair value using Level 3 inputs as of March 31, 2015 (dollars in thousands):

	March 31, 2015
	GBP	USD
Financial instruments carried at fair value using Level 3 inputs:
Financial liabilities carried at fair value:
Accrued deferred consideration	£23,957	$35,563

ITEM 4.	CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures — We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, the disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Internal Control Over Financial Reporting — On March 25, 2015, we completed the acquisition of Freightliner. We extended our oversight and monitoring processes that support our internal control over financial reporting, as appropriate, to include Freightliner's financial position, results of operations and cash flow into our consolidated financial statements from the March 25, 2015 date of acquisition through March 31, 2015. We are continuing to integrate the acquired operations of Freightliner into our overall internal control over financial reporting and related processes. There were no other changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
From time to time, we are a defendant in certain lawsuits resulting from our operations in the ordinary course as the nature of our business exposes us to the potential for various claims and litigation, including those related to property damage, personal injury, freight loss, labor and employment, environmental and other matters. We maintain insurance policies to mitigate the financial risk associated with such claims.
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
For a discussion of our potential risks or uncertainties, please see Risk Factors in Part I, Item 1A of the Company's 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission as well as the risk factors described below.
We are subject to the risks of doing business in foreign countries.
Following our acquisition of Freightliner, we now conduct business in the U.K., Poland and Germany in addition to Australia, Canada, the Netherlands and Belgium. Also, we may consider acquisitions or other investments in other foreign countries in the future. The risks of doing business in foreign countries include:

•	adverse changes or greater volatility in the economies of those countries;

•	foreign currency fluctuations that may make goods produced in those countries that are destined for export markets less competitive;

•	adverse effects due to changes in the eurozone membership;

•	adverse changes to the regulatory environment or access regimes of those countries;

•	adverse changes to the tax laws and regulations of those countries;

•	restrictions on the withdrawal of foreign investment, or a decrease in the value of repatriated cash flows;

•	a decrease in the value of foreign sourced income as a result of exchange rate changes;

•	the actual or perceived failure by us to fulfill commitments under concession agreements;

•	the ability to identify and retain qualified local managers; and

•	the challenge of managing a culturally and geographically diverse operation.
Any of the risks above could have a material adverse effect on our results of operations, financial condition and liquidity.
Freightliner has significant pension funding obligations.
Freightliner administers a defined benefit pension program for its U.K. employees through a standalone section of the Railways Pension Program (Pension Program). The Pension Program is a shared cost arrangement with the contributions required to be made shared between Freightliner and the active members of the Pension Program - 60% of total contributions are made by Freightliner and the members contribute 40%. The Pension Program is managed by the program's trustees with professional advice from actuaries and other advisers.
The assets and liabilities of the Pension Program are formally valued on an independent actuarial basis every three years and the value of the Pension Program's assets may undergo significant changes over time as a result of market developments. In the event that the Pension Program's assets and liabilities reveal underfunding, the shared cost arrangement means that Freightliner is responsible for paying 60% of any deficit contributions, with active members contributing the remaining 40%, in each case over an agreed recovery period. In addition to the results of the formal valuation, the required contribution amounts are also determined based on the creditworthiness of the employers participating in the Pension Program. The less creditworthy the participating employers, the shorter the recovery period.

If the Pension Program was to be terminated and wound up, any deficit would fall entirely on Freightliner and would not be shared with active members. If all active members were to leave the Pension Program, Freightliner would have full responsibility for funding the program. As of March 31, 2015, there were approximately 1,700 active members within the Pension Program.
Freightliner's pension expense and funding of the Pension Program may increase in the future and, as a result, could have a material adverse effect on our results of operations, financial condition and liquidity.
Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under such indebtedness.
In connection with the acquisition of Freightliner, we increased our indebtedness. As of March 31, 2015, we had a total indebtedness of $2.4 billion, and we had unused commitments of $451.4 million under the Credit Agreement (after giving effect to $2.5 million of undrawn letters of credit that reduces such availability).
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

•	increasing our vulnerability to general adverse economic and industry conditions;

•	exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under the Credit Agreement, are at variable rates of interest;

•	limiting our flexibility in planning for and reacting to changes in the industry in which we compete;

•	placing us at a disadvantage compared to other, less leveraged competitors; and

•	increasing our cost of borrowing.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
There were no unregistered sales of equity securities for the period covered by this Quarterly Report on Form 10-Q.
Issuer Purchases of Equity Securities

Period in 2015	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	55	$95.65	—	—
February 1 to February 28	5,133	$80.25	—	—
March 1 to March 31	23,316	$103.10	—	—
Total	28,504	$98.97	—	—
(1) The 28,504 shares acquired in the three months ended March 31, 2015 represent common stock acquired by us from our employees who surrendered shares in lieu of cash either to fund their exercise of stock options or to pay taxes on equity awards granted under our Second Amended and Restated 2004 Omnibus Plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
NONE

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
NONE

ITEM 6.	EXHIBITS.
For a list of exhibits, see INDEX TO EXHIBITS following the signature page to this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENESEE & WYOMING INC.

Date:	May 7, 2015	By:	/S/ TIMOTHY J. GALLAGHER
		Name:	Timothy J. Gallagher
		Title:	Chief Financial Officer (Principal Financial Officer)

Date:	May 7, 2015	By:	/S/ CHRISTOPHER F. LIUCCI
		Name:	Christopher F. Liucci
		Title:	Chief Accounting Officer (Principal Accounting Officer)

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
10.1
Share Purchase Agreement, dated February 24, 2015, relating to RailInvest Holding Company Limited by and among Genesee & Wyoming Inc., a Delaware corporation, GWI U.K. Acquisition Company Limited, a company incorporated in England and Wales, RailInvest Investments Limited, a limited company incorporated in the Cayman Islands, and certain management sellers set forth therein, is incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 25, 2015 (File No. 001-31456).

10.2
Commitment Letter, dated as of February 24, 2015, among Genesee & Wyoming Inc., Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, is incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on February 25, 2015 (File No. 001-31456).

10.3
Amendment No. 1, dated as of March 20, 2015, to the Amended and Restated Senior Secured Syndicated Facility Agreement, dated as of May 27, 2014, among Genesee & Wyoming Inc., RP Acquisition Company Two, Quebec Gatineau Railway Inc., Genesee & Wyoming Australia Pty Ltd, Rotterdam Rail Feeding B.V., Bank of America, N.A., as administrative agent, and the agents, lenders and guarantors party thereto from time to time, is incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 25, 2015 (File No. 001-31456).

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

*32.1	Section 1350 Certification

*101
The following financial information from Genesee & Wyoming Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (iii) Consolidated Statements of Comprehensive (Loss)/Income for the three months ended March 31, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 and (v) the Notes to Consolidated Financial Statements.

* Exhibits filed or furnished with this Report.