Form 10-Q
period 2015-06-30
GENESEE & WYOMING INC
filed 2015-08-07
CIK 1012620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-Q
________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Shares of common stock outstanding as of the close of business on August 3, 2015:

Class	Number of Shares Outstanding
Class A Common Stock	53,244,779
Class B Common Stock	843,892

Unless the context otherwise requires, when used in this Quarterly Report on Form 10-Q, the terms "Genesee & Wyoming," "G&W," the "Company," "we," "our" and "us" refer to Genesee & Wyoming Inc. and its subsidiaries. All references to currency amounts included in this Quarterly Report on Form 10-Q, including the financial statements, are in United States dollars unless specifically noted otherwise. The term carload represents physical railcars and the estimated railcar equivalents of commodities transported by metric ton or other measure, as well as intermodal units.

Forward-Looking Statements
This report and other documents referred to in this report contain forward-looking statements regarding future events and the future performance of Genesee & Wyoming Inc. that are based on current expectations, estimates and projections about our industry, our business and our performance, management's beliefs and assumptions made by management. Words such as "anticipates," "intends," "plans," "believes," "could," "should," "seeks," "expects," "will," "estimates," "trends," "outlook," variations of these words and similar expressions are intended to identify these forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast, including the following: risks related to the operation of our railroads; severe weather conditions and other natural occurrences, which could result in shutdowns, derailments, railroad network congestion or other substantial disruption of operations; customer demand and changes in our operations or loss of important customers; exposure to the credit risk of customers and counterparties; changes in commodity prices; consummation and integration of acquisitions; economic, political and industry conditions, including employee strikes or work stoppages; retention and contract continuation; legislative and regulatory developments, including changes in environmental and other laws and regulations to which we or our customers are subject; increased competition in relevant markets; funding needs and financing sources, including our ability to obtain government funding for capital projects; international complexities of operations, currency fluctuations, finance, tax and decentralized management; challenges of managing rapid growth, including retention and development of senior leadership; unpredictability of fuel costs; susceptibility to various legal claims and lawsuits; increase in, or volatility associated with, expenses related to estimated claims, self-insured retention amounts and insurance coverage limits; consummation of new business opportunities; decrease in revenues and/or increase in costs and expenses; susceptibility to the risks of doing business in foreign countries; our ability to realize the expected synergies associated with acquisitions; risks associated with our substantial indebtedness and others including, but not limited to, those set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q, if any, and those noted in our 2014 Annual Report on Form 10-K under "Risk Factors." Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Forward-looking statements speak only as of the date of this report or as of the date they were made. We do not undertake, and expressly disclaim, any duty to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2015 and DECEMBER 31, 2014 (Unaudited)
(dollars in thousands, except per share and share amounts)

	June 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,337	$59,727
Accounts receivable, net	386,059	357,278
Materials and supplies	44,936	30,251
Prepaid expenses and other	43,448	24,176
Deferred income tax assets, net	51,942	76,994
Total current assets	556,722	548,426
PROPERTY AND EQUIPMENT, net	4,104,092	3,788,482
GOODWILL	964,882	628,815
INTANGIBLE ASSETS, net	1,137,170	587,663
DEFERRED INCOME TAX ASSETS, net	2,182	2,500
OTHER ASSETS, net	41,318	39,867
Total assets	$6,806,366	$5,595,753
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$25,507	$67,398
Accounts payable	317,554	290,746
Accrued expenses	143,462	106,094
Total current liabilities	486,523	464,238
LONG-TERM DEBT, less current portion	2,341,778	1,548,051
DEFERRED INCOME TAX LIABILITIES, net	1,086,808	908,852
DEFERRED ITEMS - grants from outside parties	281,732	279,286
OTHER LONG-TERM LIABILITIES	177,235	37,346
COMMITMENTS AND CONTINGENCIES
EQUITY:
Class A Common Stock, $0.01 par value, one vote per share; 180,000,000 shares authorized at June 30, 2015 and December 31, 2014; 65,966,791 and 65,632,309 shares issued and 53,242,722 and 52,938,267 shares outstanding (net of 12,724,069 and 12,694,042 shares in treasury) on June 30, 2015 and December 31, 2014, respectively	660	656
Class B Common Stock, $0.01 par value, ten votes per share; 30,000,000 shares authorized at June 30, 2015 and December 31, 2014; 843,892 and 1,020,485 shares issued and outstanding on June 30, 2015 and December 31, 2014, respectively	8	10
Additional paid-in capital	1,344,373	1,334,474
Retained earnings	1,396,380	1,319,639
Accumulated other comprehensive loss	(81,593)	(72,252)
Treasury stock, at cost	(227,538)	(224,547)
Total equity	2,432,290	2,357,980
Total liabilities and equity	$6,806,366	$5,595,753
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 and 2014 (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
OPERATING REVENUES	$542,219	$414,563	$939,249	$790,842
OPERATING EXPENSES:
Labor and benefits	165,296	115,871	297,414	232,027
Equipment rents	43,483	19,857	65,515	38,932
Purchased services	56,177	24,257	80,558	52,396
Depreciation and amortization	48,048	38,212	90,265	75,853
Diesel fuel used in train operations	37,895	37,379	67,592	79,314
Electricity used in train operations	4,977	404	5,366	472
Casualties and insurance	10,038	12,737	18,561	22,369
Materials	26,929	19,221	45,624	35,515
Trackage rights	22,172	14,021	35,505	26,287
Net gain on sale of assets	(490)	(1,369)	(807)	(2,207)
Other expenses	28,243	23,864	61,585	44,900
Total operating expenses	442,768	304,454	767,178	605,858
INCOME FROM OPERATIONS	99,451	110,109	172,071	184,984
Interest income	124	241	150	1,275
Interest expense	(17,772)	(17,814)	(31,280)	(31,455)
Loss on settlement of foreign currency forward purchase contracts	—	—	(18,686)	—
Other income, net	334	759	648	1,395
Income before income taxes	82,137	93,295	122,903	156,199
Provision for income taxes	(29,300)	(32,567)	(46,162)	(55,467)
Net income	$52,837	$60,728	$76,741	$100,732
Basic earnings per common share	$0.94	$1.10	$1.37	$1.83
Weighted average shares - Basic	55,976	55,054	55,902	54,949
Diluted earnings per common share	$0.92	$1.07	$1.34	$1.77
Weighted average shares - Diluted	57,143	56,948	57,132	56,910
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 and 2014 (Unaudited)
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
NET INCOME	$52,837	$60,728	$76,741	$100,732
OTHER COMPREHENSIVE INCOME/(LOSS):
Foreign currency translation adjustment	40,904	14,423	(5,843)	18,177
Net unrealized income/(loss) on qualifying cash flow hedges, net of tax (provision for)/benefit of ($1,804), $4,307, $2,403 and $8,946, respectively	2,706	(6,460)	(3,604)	(13,419)
Changes in pension and other postretirement benefits, net of tax provision of ($30), ($38), ($60) and ($76), respectively	53	67	106	135
Other comprehensive income/(loss)	43,663	8,030	(9,341)	4,893
COMPREHENSIVE INCOME	$96,500	$68,758	$67,400	$105,625
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2015 and 2014 (Unaudited)
(dollars in thousands)

	Six Months Ended
	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$76,741	$100,732
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90,265	75,853
Stock-based compensation	6,961	6,011
Excess tax benefit from share-based compensation	(1,254)	(4,182)
Deferred income taxes	22,672	36,453
Net gain on sale of assets	(807)	(2,207)
Loss on settlement of foreign currency forward purchase contracts	18,686	—
Changes in assets and liabilities which provided/(used) cash, net of effect of acquisitions:
Accounts receivable, net	35,744	(26,616)
Materials and supplies	(868)	(1,288)
Prepaid expenses and other	5,685	7,620
Accounts payable and accrued expenses	(73,397)	6,454
Other assets and liabilities, net	4,255	1,233
Net cash provided by operating activities	184,683	200,063
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(160,226)	(174,921)
Grant proceeds from outside parties	22,701	27,644
Cash paid for acquisitions, net of cash acquired	(726,698)	(220,542)
Net payment from settlement of foreign currency forward purchase contracts related to an acquisition	(18,686)	—
Insurance proceeds for the replacement of assets	1,421	1,172
Proceeds from disposition of property and equipment	1,734	3,365
Net cash used in investing activities	(879,754)	(363,282)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term borrowings, including capital leases	(306,799)	(187,945)
Proceeds from issuance of long-term debt	977,867	318,171
Debt amendment/issuance costs	(5,933)	(3,880)
Proceeds from employee stock purchases	4,183	6,928
Treasury stock purchases	(2,992)	(3,526)
Excess tax benefit from share-based compensation	1,254	4,182
Net cash provided by financing activities	667,580	133,930
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,899)	(555)
DECREASE IN CASH AND CASH EQUIVALENTS	(29,390)	(29,844)
CASH AND CASH EQUIVALENTS, beginning of period	59,727	62,876
CASH AND CASH EQUIVALENTS, end of period	$30,337	$33,032
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:
The interim consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and are unaudited. They do not contain all disclosures which would be required in a full set of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, the unaudited financial statements for the three and six months ended June 30, 2015 and 2014 are presented on a basis consistent with the audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods presented. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The consolidated balance sheet data for 2014 was derived from the audited financial statements in the Company's 2014 Annual Report on Form 10-K but does not include all disclosures required by U.S. GAAP.
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
The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2014 included in the Company's 2014 Annual Report on Form 10-K. When comparing the Company's results from operations from one reporting period to another, it is important to consider that the Company has historically experienced fluctuations in revenues and expenses due to acquisitions, changing economic conditions, commodity prices, competitive forces, changes in foreign currency exchange rates, rail network congestion, one-time freight moves, fuel price fluctuations, customer plant expansions and shutdowns, sales of property and equipment, derailments and weather-related conditions, such as hurricanes, cyclones, tornadoes, droughts, heavy snowfall, unseasonably hot or cold weather, freezing and flooding, among other factors. In periods when these events occur, the Company's results of operations are not easily comparable from one period to another. Finally, certain of the Company's railroads have commodity shipments that are sensitive to general economic conditions and commodity prices, such as steel products, iron ore, paper products and lumber and forest products, as well as product specific market conditions, such as the availability of lower priced alternative sources of power generation (coal) and energy commodity price differentials (crude oil). Other shipments are relatively less affected by economic conditions and are more closely affected by other factors, such as winter weather (salt) and seasonal rainfall (agricultural products). As a result of these and other factors, the Company's results of operations in any reporting period may not be directly comparable to the Company's results of operations in other reporting periods.
2. CHANGES IN OPERATIONS:
Europe
Freightliner Group Limited: On March 25, 2015, the Company completed the acquisition of all of the outstanding share capital of RailInvest Holding Company Limited, the parent company of London-based Freightliner Group Limited (Freightliner), pursuant to the terms of a Share Purchase Agreement dated February 24, 2015. Certain former management shareholders of Freightliner (Management Shareholders) retained an approximate 6% economic interest in Freightliner in the form of deferred consideration. The Company expects to settle the deferred consideration by the end of 2020.
Headquartered in London, England, Freightliner is an international freight rail operator with operations in the United Kingdom (U.K.), Poland, Germany, the Netherlands and Australia. Freightliner's principal business is located in the U.K. where it is the second largest freight rail operator, providing service throughout England, Scotland and Wales. In Continental Europe, Freightliner Poland primarily serves aggregates and coal customers in Poland. In addition, Freightliner's ERS subsidiary, based in Rotterdam, provides cross-border intermodal services connecting the northern European ports of Rotterdam, Bremerhaven and Hamburg to key cities in Germany, Poland, Italy and beyond. In Australia, Freightliner currently transports coal and containerized agricultural products for its customers in New South Wales. As of the acquisition date, Freightliner's fleet of primarily leased equipment included approximately 250 standard gauge locomotives, including approximately 45 electric locomotives, and 5,500 railcars. Freightliner employs approximately 2,500 people worldwide.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company funded the acquisition with borrowings under the Company's Amendment No. 1 to the Amended and Restated Senior Secured Syndicated Credit Facility Agreement (the Credit Agreement) (see Note 5, Long-Term Debt) and available cash. The foreign exchange rate used to translate the total consideration to United States dollars was $1.49 for one British pound (GBP). The calculation of the total consideration for the Freightliner acquisition is presented below (amounts in thousands):

	GBP	USD
Cash consideration	£492,083	$733,006
Deferred consideration	23,957	35,687
Total consideration	£516,040	$768,693
As of March 25, 2015, the Company recorded a contingent liability within other long-term liabilities of £24.0 million (or $35.7 million at the exchange rate on March 25, 2015). This contingent liability represents the aggregate fair value of the shares transferred to the Company by the Management Shareholders representing an economic interest of approximately 6% on the acquisition date at the Freightliner acquisition price per share, in exchange for the right to receive cash consideration for the representative economic interest in the future (deferred consideration). The Company will recalculate the estimated fair value of the deferred consideration in each reporting period until it is paid in full by using a contractual formula designed to estimate the economic value of the Management Shareholders' retained interest in a manner consistent with that used to derive the Freightliner acquisition price per share on the acquisition date. Accordingly, a change in the fair value of the deferred consideration could have a material effect on the Company's results of operations for the period in which a change in estimate occurs. As of June 30, 2015, there was no change in the estimated fair value of the deferred consideration (see Note 7, Fair Value of Financial Instruments), resulting in no change to the contingent liability. The Company expects to recognize future changes in the contingent liability for the estimated fair value of the deferred consideration through other expenses within the Company's consolidated statement of operations. These future changes in the estimated fair value of the deferred consideration are not expected to be deductible for tax purposes. Each of the Management Shareholders may elect to receive one third of their respective deferred consideration valued as of March 31, 2018, 2019 and 2020. The remaining portion of the deferred consideration will be valued as of March 31, 2020 and paid by the end of 2020.
The results of operations from Freightliner have been included in the Company's consolidated statement of operations since the March 25, 2015 acquisition date. The results of Freightliner's U.K. and Continental Europe operations are included in the Company's U.K./European Operations segment and the results of Freightliner's Australia operations are included in the Company's Australian Operations segment (see Note 13, Segment and Geographic Area Information). Freightliner contributed $186.2 million of total revenues and $8.9 million of income from operations to the Company's consolidated results since the March 25, 2015 acquisition date. The Company incurred $0.7 million and $13.3 million of acquisition and integration costs associated with Freightliner during the three and six months ended June 30, 2015, respectively, which were included within other expenses in the Company's consolidated statement of operations. In addition, the Company recorded a loss of $18.7 million on the settlement of foreign currency forward purchase contracts during the six months ended June 30, 2015, which were entered into in contemplation of the Freightliner acquisition (see Note 6, Derivative Financial Instruments).
The Company accounted for the acquisition as a business combination using the acquisition method of accounting under U.S. GAAP. The acquired assets and liabilities of Freightliner were recorded at their preliminary acquisition-date fair values and were consolidated with those of the Company as of the acquisition date. The final determination of these preliminary fair values is subject to completion of an assessment of the acquisition-date fair values of acquired assets and liabilities. The foreign exchange rate used to translate the preliminary balance sheet to United States dollars was $1.49 for one British pound.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following preliminary acquisition-date fair values were assigned to the acquired net assets (amounts in thousands):

	GBP	USD
Cash and cash equivalents	£31,840	$47,429
Accounts receivable	54,416	81,058
Materials and supplies	9,740	14,509
Prepaid expenses and other	17,292	25,758
Property and equipment	160,500	239,081
Goodwill	218,433	325,378
Intangible assets	360,100	536,405
Other assets	351	523
Total assets	852,672	1,270,141
Current portion of long-term debt	13,946	20,774
Accounts payable and accrued expenses	101,297	150,893
Long-term debt, less current portion	39,738	59,194
Deferred income tax liabilities, net	122,167	181,980
Other long-term liabilities	59,484	88,607
Net assets	£516,040	$768,693
The Company assigned £360.1 million (or $536.4 million at the exchange rate on March 25, 2015) to amortizable intangible assets with a weighted average amortization period of approximately 85 years. In addition, the Company assigned £218.4 million (or $325.4 million at the exchange rate on March 25, 2015) to goodwill in its preliminary allocation. The goodwill will not be deductible for tax purposes.
Included in the £13.9 million (or $20.8 million at the exchange rate on March 25, 2015) current portion of long-term debt assumed was a £12.5 million (or $18.6 million at the exchange rate on March 25, 2015) capital lease liability assumed by the Company. In addition, the £39.7 million (or $59.2 million at the exchange rate on March 25, 2015) of long-term debt, less current portion, represents a long-term capital lease liability assumed by the Company. Freightliner enters into operating and capital leases for railcars, locomotives and other equipment as well as real property. In addition, the Company assumed bank guarantees of the acquired entities of €3.4 million (or $3.7 million at the exchange rate on March 25, 2015) primarily associated with credit and payment guarantees.
The following is a summary of future minimum lease payments under capital leases and operating leases for Freightliner as of March 25, 2015 (dollars in thousands):

	Capital	Operating	Total
2015 (April - December)	$14,322	$64,600	$78,922
2016	16,992	74,622	91,614
2017	10,509	64,465	74,974
2018	7,050	56,425	63,475
2019	6,545	43,492	50,037
Thereafter	37,755	139,157	176,912
Total minimum payments	$93,173	$442,761	$535,934
The Company assumed a pension liability of £57.2 million (or $85.2 million at the exchange rate on March 25, 2015) as of the acquisition date, of which, £51.0 million (or $76.0 million at the exchange rate on March 25, 2015) was included in other long-term liabilities and £6.2 million (or $9.2 million at the exchange rate on March 25, 2015) was included in accounts payable and accrued expenses. During the three months ended June 30, 2015, the Company recorded a measurement period adjustment to the fair value of the net pension liability assumed with an offset to deferred income tax liabilities, net and goodwill based on an actuary valuation prepared as of the acquisition date. See Note 8, U.K. Pension Plan, for additional information regarding the Company's U.K. pension program.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Pro Forma Financial Results (Unaudited)
The following table summarizes the Company's unaudited pro forma operating results for the six months ended June 30, 2015 and three and six months ended June 30, 2014 as if the acquisition of Freightliner had been consummated as of January 1, 2014. The following pro forma financial information does not include the impact of any costs to integrate the operations or the impact of derivative instruments that the Company has entered into or may enter into to mitigate interest rate risk (dollars in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2014	2015	2014
Operating revenues	$615,887	$1,095,868	$1,191,947
Net income	$68,376	$100,626	$93,357
Basic earnings per common share	$1.24	$1.80	$1.70
Diluted earnings per common share	$1.20	$1.76	$1.64
The unaudited pro forma operating results included the acquisition of Freightliner adjusted, net of tax, for depreciation and amortization expense resulting from the determination of preliminary fair values of the acquired property and equipment and amortizable intangible assets, the inclusion of interest expense related to borrowings used to fund the acquisition, the amortization of debt issuance costs related to the Company's entry into the Credit Agreement and the elimination of Freightliner's interest expense related to debt not assumed in the acquisition. Since the pro forma financial results assume the acquisition was consummated on January 1, 2014, the 2015 unaudited pro forma operating results for the six months ended June 30, 2015 excluded $12.6 million ($9.5 million, net of tax) of costs incurred by the Company related to the acquisition of Freightliner, $12.2 million ($9.1 million, net of tax) of transaction-related costs incurred by Freightliner and an $18.7 million ($11.6 million, net of tax) loss on settlement of foreign currency forward purchase contracts directly attributable to the acquisition of Freightliner. The 2014 unaudited pro forma operating results for the six months ended June 30, 2014 included $12.6 million ($9.5 million, net of tax) of costs incurred by the Company related to the acquisition of Freightliner and $15.9 million ($11.9 million, net of tax) of transaction-related costs incurred by Freightliner.
Prior to the acquisition, Freightliner's fiscal year was based on a 52/53 week period ending on the nearest Saturday on or before March 31. Since Freightliner and the Company had different fiscal year end dates, the unaudited pro forma operating results were prepared based on comparable periods. The unaudited pro forma operating results for the six months ended June 30, 2015 were based upon the Company's consolidated statement of operations for the six months ended June 30, 2015 and the sum of Freightliner's historical operating results for the 12 weeks ended March 28, 2015, adjusted for the five days already included in the Company's first quarter results. The foreign exchange rate used to translate Freightliner's historical operating results to United States dollars was $1.51 for one British pound (which was calculated based on average daily exchange rates during three month period ended March 31, 2015). The unaudited pro forma operating results for the three and six months ended June 30, 2014 were based upon the Company's consolidated statement of operations for the three and six months ended June 30, 2014 and the sum of Freightliner's historical operating results for the 24 weeks ended June 21, 2014. The foreign exchange rate used to translate Freightliner's operating results to United States dollars was $1.68 for one British pound for the three months ended June 30, 2014 and $1.66 for one British pound for the three months ended March 31, 2014 (which were calculated based on average daily exchange rates during each of the respective periods).
The pro forma financial information does not purport to be indicative of the results that actually would have been obtained had the transactions been completed as of January 1, 2014 and for the periods presented and are not intended to be a projection of future results or trends.
United States
Pinsly's Arkansas Division: On January 5, 2015, the Company completed the acquisition of certain subsidiaries of Pinsly Railroad Company (Pinsly) that constituted Pinsly's Arkansas Division (Pinsly Arkansas) for $41.3 million in cash. The Company funded the acquisition with borrowings under the Company's Amended and Restated Senior Secured Syndicated Credit Facility Agreement (Prior Credit Agreement). The results of operations from Pinsly Arkansas have been included in the Company's consolidated statements of operations since the acquisition date within the Company's North American Operations segment.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Headquartered in Jones Mill, Arkansas, Pinsly Arkansas serves the Hot Springs and Little Rock areas, as well as the southwestern and southeastern portions of Arkansas and includes: (1) Arkansas Midland Railroad Company, Inc. (AKMD), which is comprised of seven non-contiguous branch lines; (2) The Prescott and Northwestern Railroad Company (PNW); (3) Warren & Saline River Railroad Company (WSR); and (4) the two Arkansas transload operations of Pinsly's former Railroad Distribution Services, Inc. subsidiary. Operations are comprised of 137 miles of owned and leased track, 77 employees and 16 locomotives. The railroads currently haul approximately 35,000 carloads per year and serve a diverse customer base in industries including aluminum, forest products, aggregates, energy and carton board.
Rapid City, Pierre & Eastern Railroad, Inc.: On May 30, 2014, the Company's newly formed subsidiary, Rapid City, Pierre & Eastern Railroad, Inc. (RCP&E), purchased the assets comprising the western end of Canadian Pacific Railway Limited's (CP) Dakota, Minnesota & Eastern Railroad Corporation (DM&E) rail line for a cash purchase price of $218.6 million, including the purchase of materials and supplies, railcars, equipment and vehicles. RCP&E commenced freight service on the line on June 1, 2014. The results of operations from RCP&E have been included in the Company's consolidated statements of operations since the acquisition date within the Company's North American Operations segment.
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
3. EARNINGS PER COMMON SHARE:
The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator:
Net income	$52,837	$60,728	$76,741	$100,732
Denominators:
Weighted average Class A common shares outstanding - Basic	55,976	55,054	55,902	54,949
Weighted average Class B common shares outstanding	915	1,519	958	1,564
Dilutive effect of employee stock-based awards	252	375	272	397
Weighted average shares - Diluted	57,143	56,948	57,132	56,910

Basic earnings per common share	$0.94	$1.10	$1.37	$1.83
Diluted earnings per common share	$0.92	$1.07	$1.34	$1.77

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company's basic and diluted earnings per common share calculations reflect the weighted average shares issuable upon settlement of the prepaid stock purchase contract component of the Company's Tangible Equity Units (TEUs). For purposes of determining the number of shares included in these calculations, the Company used the weighted average market price of its Class A Common Stock for the 20 consecutive trading days beginning on, and including, the 23rd scheduled trading day immediately preceding the period end date, which is consistent with the terms of the TEU purchase contracts.
The following total number of Class A Common Stock shares issuable under the assumed exercise of stock-based awards computed based on the treasury stock method were excluded from the calculation of diluted earnings per common share, as the effect of including these shares would have been antidilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Antidilutive shares	617	256	520	215
4. ACCOUNTS RECEIVABLE:
Accounts receivable consisted of the following as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015	December 31, 2014
Accounts receivable - trade	$340,714	$304,087
Accounts receivable - grants from outside parties	20,949	32,076
Accounts receivable - insurance and other third-party claims	28,862	26,941
Total accounts receivable	390,525	363,104
Less: Allowance for doubtful accounts	(4,466)	(5,826)
Accounts receivable, net	$386,059	$357,278
Included in the accounts receivable, net balance as of June 30, 2015 was £50.2 million (or $79.0 million at the exchange rate on June 30, 2015) from Freightliner.
Grants from Outside Parties
The Company periodically receives grants for the upgrade and construction of rail lines and the upgrade of locomotives from federal, provincial, state and local agencies in the United States, Australia and provinces in Canada in which the Company operates. These grants typically reimburse the Company for 50% to 100% of the actual cost of specific projects. In total, the Company received grant proceeds of $22.7 million and $27.6 million in the six months ended June 30, 2015 and 2014, respectively, from such grant programs. The proceeds were presented as cash inflows from investing activities within each of the applicable periods.
None of the Company's grants represent a future liability of the Company unless the Company abandons the rehabilitated or new track structure within a specified period of time or fails to maintain the upgraded or new track to certain standards, fails to make certain minimum capital improvements or ceases use of the locomotives within the specified geographic area and time period, in each case as required by the applicable grant agreement. As the Company intends to comply with the requirements of these agreements, the Company has recorded additions to track property and locomotives and has deferred the amount of the grants. The amortization of deferred grants is a non-cash offset to depreciation expense over the useful lives of the related assets.
The following table sets forth the offset to depreciation expense from the amortization of deferred grants recorded by the Company during the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Amortization of deferred grants	$2,725	$2,750	$5,524	$5,443

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Insurance and Third-Party Claims
Accounts receivable from insurance and other third-party claims at June 30, 2015 included $13.7 million from the Company's North American Operations, $9.1 million from the Company's Australian Operations and $6.1 million from the Company's U.K./European Operations. The balance from the Company's North American Operations resulted predominately from the Company's anticipated insurance recoveries associated with a derailment in Alabama (the Aliceville Derailment) in November 2013. The balance from the Company's Australian Operations resulted primarily from the Company's anticipated insurance recoveries associated with derailments in Australia in 2012. The balance from the Company's U.K./European Operations resulted primarily from the Company's anticipated insurance recoveries associated with a rail-related collision in Germany in 2014 that occurred prior to the Company's acquisition of Freightliner. The Company received proceeds from insurance totaling $1.4 million and $1.2 million for the six months ended June 30, 2015 and 2014, respectively.
5. LONG-TERM DEBT:
Credit Agreement
In anticipation of its acquisition of Freightliner, the Company entered into Amendment No. 1 to the Amended and Restated Senior Secured Syndicated Credit Facility Agreement (the Credit Agreement) on March 20, 2015. In connection with entering into the Credit Agreement, the Company wrote-off $2.0 million of unamortized deferred financing fees and capitalized an additional $5.5 million of new fees. Deferred financing costs are amortized as additional interest expense over the term of the related debt using the effective-interest method for the term loan debt and the straight-line method for the revolving credit facility.
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
At the Company's election, at the time of entering into specific borrowings, interest on borrowings is calculated under a "Base Rate" or "LIBOR/BBSW Rate." LIBOR is the London Interbank Offered Rate. BBSW is the Bank Bill Swap Reference Rate within Australia, which the Company believes is generally considered the Australian equivalent to LIBOR. The applicable borrowing spread for the Base Rate loans was initially 1.0% over the base rate, and, following the Company's first quarterly compliance certificate, ranges from 0.0% to 1.0% depending upon the Company's total leverage ratio. The applicable borrowing spread for LIBOR/BBSW Rate loans was initially 2.0% over the LIBOR or BBSW and, following the Company's first quarterly compliance certificate, ranges from 1.0% to 2.0% depending upon the Company's total leverage ratio as defined in the Credit Agreement.
In addition to paying interest on any outstanding borrowings under the Credit Agreement, the Company is required to pay a commitment fee related to the unutilized portion of the commitments under the revolving credit facility. The commitment fee rate was initially 0.3% per annum and, following the Company's first quarterly compliance certificate, ranges from 0.2% to 0.3% depending upon the Company's total leverage ratio as defined in the Credit Agreement.
Since entering into the Credit Agreement, the Company made prepayments on its Australian term loan of A$14.0 million (or $10.7 million at the exchange rates on the dates the payments were made). As of June 30, 2015, the Company had outstanding term loans of $1,782.0 million with an interest rate of 2.19%, A$310.6 million (or $239.5 million at the exchange rate on June 30, 2015) with an interest rate of 4.09% and £101.7 million (or $159.9 million at the exchange rate on June 30, 2015) with an interest rate of 2.51%.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The United States dollar-denominated, Australian dollar-denominated and British pound-denominated term loans will amortize in quarterly installments commencing with the quarter ending September 30, 2016, with the remaining principal balance payable upon maturity, as set forth below (amounts in thousands):

	Quarterly Payment Date	Principal Amount of Each Quarterly Installment
United States dollar:	September 30, 2016 through June 30, 2018		$22,275
	September 30, 2018 through December 31, 2019		$44,550
	Maturity date - March 31, 2020		$1,336,500

Australian dollar:	September 30, 2016 through June 30, 2018	A$	4,058
	September 30, 2018 through December 31, 2019	A$	8,116
	Maturity date - March 31, 2020	A$	229,470

British pound:	September 30, 2016 through June 30, 2018		£1,271
	September 30, 2018 through December 31, 2019		£2,542
	Maturity date - March 31, 2020		£76,261
As of June 30, 2015, out of the Company's $625.0 million of available capacity under its revolving credit facility, the Company had $91.1 million in borrowings, $2.5 million in letter of credit guarantees and $531.4 million of unused borrowing capacity. The Company's availability to draw from the unused borrowing capacity is subject to covenant limitations as discussed below.
As of June 30, 2015, the Company had outstanding revolving loans of $46.0 million in United States dollar-denominated borrowings with an interest rate of 2.19%, C$35.5 million in Canadian dollar-denominated borrowings (or $28.4 million at the exchange rate on June 30, 2015) with an interest rate of 2.99%, £8.5 million in British pound-denominated borrowings (or $13.4 million at the exchange rate on June 30, 2015) with an interest rate of 2.51% and €3.0 million in Euro-denominated borrowings (or $3.3 million at the exchange rate on June 30, 2015) with an interest rate of 1.92%.
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
As of June 30, 2015, the Company was in compliance with the covenants under the Credit Agreement, including the maximum total leverage ratio covenant noted above.
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
On November 9, 2012, the Company entered into multiple 10-year forward starting interest rate swap agreements to manage the exposure to changes in interest rates on the Company's variable rate debt. It remains probable that the Company will either issue $300.0 million of fixed-rate debt or have $300.0 million of variable-rate debt under the Company's commercial banking lines throughout the term of the outstanding swap agreements. The forward starting interest rate swap agreements are expected to settle in cash on September 30, 2016. The Company expects any gains or losses on settlement will be amortized over the life of the respective swaps.
The fair values of the Company's interest rate swap agreements were estimated based on Level 2 inputs. The Company's effectiveness testing during the three and six months ended June 30, 2015 and 2014 resulted in no amount of gain or loss reclassified from accumulated other comprehensive loss into earnings due to ineffectiveness. During the three and six months ended June 30, 2015, $0.8 million and $1.6 million, respectively, of existing net losses were realized and recorded as interest expense in the consolidated statements of operations. During the three and six months ended June 30, 2014, $0.6 million and $1.0 million, respectively, of existing net losses were realized and recorded as interest expense in the consolidated statements of operations. Based on the Company's fair value assumptions as of June 30, 2015, it expects to realize $1.9 million of existing net losses that are reported in accumulated other comprehensive loss into earnings within the next 12 months. See Note 11, Accumulated Other Comprehensive Income/(Loss), for additional information regarding the Company's cash flow hedges.
Foreign Currency Exchange Rate Risk
As of June 30, 2015, the Company's foreign subsidiaries had $521.4 million of third-party debt, including capital leases, denominated in the local currencies in which the Company's foreign subsidiaries operate, including the British pound, Australian dollar, Canadian dollar and the Euro. The debt service obligations associated with this foreign currency debt are generally funded directly from those foreign operations. As a result, foreign currency risk related to this portion of the Company's debt service payments is limited. However, in the event the foreign currency debt service is not paid by the Company's foreign subsidiaries and is paid by United States subsidiaries, the Company may face exchange rate risk if the British pound, Australian dollar, Canadian dollar or the Euro were to appreciate relative to the United States dollar and require higher United States dollar equivalent cash.
The Company is also exposed to foreign currency exchange rate risk related to its foreign subsidiaries, including non-functional currency intercompany debt, typically as a result of intercompany debt from the Company's United States subsidiaries to its foreign subsidiaries associated with acquisitions and any timing difference between announcement and closing of an acquisition of a foreign business. To mitigate currency exposures related to non-functional currency denominated intercompany debt, cross-currency swap contracts or foreign currency forward contracts may be entered into for periods consistent with the underlying debt. In determining the fair value of the derivative contract, the significant inputs to valuation models are quoted market prices of similar instruments in active markets. To mitigate currency exposures of non-United States dollar-denominated acquisitions, the Company may enter into foreign currency forward purchase contracts. However, cross-currency swap contracts and foreign currency forward purchase contracts used to mitigate exposures on foreign currency intercompany debt may not qualify for hedge accounting. In cases where the cross-currency swap contracts and foreign currency forward purchase contracts do not qualify for hedge accounting, the Company believes that such instruments are closely correlated with the underlying exposure, thus reducing the associated risk. The gains or losses from changes in the fair value of derivative instruments that do not qualify for hedge accounting are recognized in current period earnings within other income, net.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On February 25, 2015, the Company announced its entry into an agreement to acquire all of the outstanding share capital of RailInvest Holding Company Limited, the parent company of Freightliner, for cash consideration of approximately £490 million (or approximately $755 million at the exchange rate on February 25, 2015). Shortly after the announcement of the acquisition, the Company entered into British pound forward purchase contracts to fix £307.1 million of the purchase price to US$475.0 million and £84.7 million of the purchase price to A$163.8 million. The subsequent decrease in value of the British pound versus the United States and Australian dollars between the dates the British pound forward purchase contracts were entered into and March 23, 2015, the date that the £391.8 million in funds were delivered, resulted in a loss on settlement of foreign currency forward purchase contracts of $18.7 million for the six months ended June 30, 2015.
On March 25, 2015, the Company closed on the Freightliner transaction and paid cash consideration for the acquisition of £492.1 million (or $733.0 million at the exchange rate on March 25, 2015). The Company financed the acquisition through a combination of available cash and borrowings under the Credit Agreement. A portion of the funds were transferred from the United States to the U.K. through an intercompany loan with a notional amount of £120.0 million (or $181.0 million at the exchange rate on the effective date of the loan) and accrued interest as of June 30, 2015 of £2.0 million (or $3.2 million at the exchange rate on June 30, 2015), each of which are expected to remain until maturity of the loan. To mitigate the foreign currency exchange rate risk related to this non-functional currency intercompany loan and the related interest, the Company entered into British pound forward purchase contracts, which are accounted for as cash flow hedges. The fair values of the Company's British pound forward purchase contracts were estimated based on Level 2 inputs. The Company's effectiveness testing during the three and six months ended June 30, 2015 resulted in no amount of gain or loss reclassified from accumulated other comprehensive loss into earnings due to ineffectiveness.
The following table summarizes the Company's outstanding British pound forward purchase contracts (British pounds in thousands):

Effective Date	Settlement Date	Notional Amount	Exchange Rate
3/25/2015	3/25/2020	£60,000	1.50
3/25/2015	3/25/2020	£60,000	1.51
6/30/2015	3/25/2020	£2,035	1.57
On December 3, 2012, the Company entered into two Australian dollar/United States dollar floating to floating cross-currency swap agreements (the Swaps), to mitigate the foreign currency exchange rate risk related to a non-functional currency intercompany loan between the United States and Australian entities, originally set to expire on December 1, 2014, which did not qualify as hedges for accounting purposes. On May 23, 2014, the intercompany loan was repaid and the Company terminated the Swaps. In connection with the termination, the Company paid A$105 million and received $108.9 million. The Swaps required the Company to pay Australian dollar BBSW plus 3.25% based on a notional amount of A$105.0 million and allowed the Company to receive United States LIBOR plus 2.82% based on a notional amount of $109.6 million on a quarterly basis. As a result of the quarterly net settlement payments, the Company realized a net expense of $0.6 million and $1.2 million within interest expense for the three and six months ended June 30, 2014, respectively. In addition, for the three and six months ended June 30, 2014, the Company recognized a net expense of $0.3 million and $0.1 million, respectively, within other income, net related to the settlement of the derivative agreement and the mark-to-market of the underlying intercompany debt instrument to the exchange rate.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the fair value of the Company's derivative instruments recorded in the consolidated balance sheets as of June 30, 2015 and December 31, 2014 (dollars in thousands):

		Fair Value
	Balance Sheet Location	June 30, 2015	December 31, 2014
Asset Derivatives:
Derivatives designated as hedges:
Interest rate swap agreements	Prepaid expenses and other	$—	$35
Interest rate swap agreements	Other assets, net	415	101
Total derivatives designated as hedges		$415	$136

Liability Derivatives:
Derivatives designated as hedges:
Interest rate swap agreements	Accrued expenses	$1,854	$2,249
Interest rate swap agreements	Other long-term liabilities	333	2,462
British pound forward purchase contracts	Other long-term liabilities	8,812	—
Total liability derivatives designated as hedges		$10,999	$4,711
The following table shows the effect of the Company's derivative instruments designated as cash flow hedges for the three and six months ended June 30, 2015 and 2014 in other comprehensive income/(loss) (OCI) (dollars in thousands):

	Total Cash Flow Hedge OCI Activity, Net of Tax
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Derivatives Designated as Cash Flow Hedges:
Effective portion of changes in fair value recognized in OCI:
Interest rate swap agreements	$7,521	$(6,460)	$1,682	$(13,419)
British pound forward purchase contracts	(4,815)	—	(5,286)	—
	$2,706	$(6,460)	$(3,604)	$(13,419)
The following table shows the effect of the Company's derivative instruments not designated as hedges for the three and six months ended June 30, 2015 and 2014 in the consolidated statements of operations (dollars in thousands):

		Amount Recognized in Earnings
		Three Months Ended		Six Months Ended
	Location of Amount Recognized in Earnings	June 30,		June 30,
		2015	2014	2015	2014
Derivative Instruments Not Designated as Hedges:
Cross-currency swap agreements	Interest expense	$—	$(630)	$—	$(1,184)
Cross-currency swap agreements	Other income, net	—	(262)	—	(86)
British pound forward purchase contracts	Loss on settlement of foreign currency forward purchase contracts	—	—	(18,686)	—
		$—	$(892)	$(18,686)	$(1,270)

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

The following table presents the Company's financial instruments carried at fair value using Level 2 inputs as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015	December 31, 2014
Financial instruments carried at fair value using Level 2 inputs:
Financial assets carried at fair value:
Interest rate swap agreements	$415	$136
Financial liabilities carried at fair value:
Interest rate swap agreements	$2,187	$4,711
British pound forward purchase contracts	8,812	—
Total financial liabilities carried at fair value	$10,999	$4,711
The following table presents the Company's financial instrument carried at fair value using Level 3 inputs as of June 30, 2015 (amounts in thousands):

	June 30, 2015
	GBP	USD
Financial instruments carried at fair value using Level 3 inputs:
Financial liabilities carried at fair value:
Accrued deferred consideration	£23,957	$37,673
The Company's recurring fair value measurements using significant unobservable inputs (Level 3) relate solely to the Company's deferred consideration from the Freightliner acquisition (see Note 2, Changes in Operations).

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the carrying value and fair value using Level 2 inputs of the Company's financial instruments carried at historical cost as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities carried at historical cost:
United States term loan	$1,782,000	$1,771,269	$1,407,000	$1,402,950
Australian term loan	239,493	239,950	133,857	133,900
U.K. term loan	159,894	159,634	—	—
Revolving credit facility	91,092	91,112	43,187	43,304
Amortizing notes component of tangible equity units	5,654	5,702	11,184	11,233
Other debt	3,510	3,494	8,544	8,523
Total	$2,281,643	$2,271,161	$1,603,772	$1,599,910
8. U.K. PENSION PLAN:
In connection with the acquisition of Freightliner, the Company assumed a defined benefit pension plan for its U.K. employees through a standalone section of the Railways Pension Program (Pension Program). The Pension Program is a shared cost arrangement with required contributions shared between Freightliner (60%) and the active members of the Pension Program (40%). The Pension Program is managed by the program's trustees with professional advice obtained from actuaries and other advisers. The Company engages independent actuaries to compute the amounts of liabilities and expenses relating to the Pension Program subject to the assumptions that the Company selects.
The following table presents the actuarial assumptions used to compute the funded status of the Pension Program as of the March 25, 2015 acquisition date and for the calculation of net periodic pension expense associated with the Pension Program for the three and six months ended June 30, 2015:

Discount rate	3.2%
Expected return on plan assets	5.9%
Rate of compensation increase	3.4%
The following table presents the pension liability for the net funded status of the Pension Program as of March 25, 2015 (amounts in thousands):

	March 25, 2015
	GBP	USD
Projected benefit obligation	£241,636	$359,941
Fair value of plan assets	184,470	274,787
Funded status	£(57,166)	$(85,154)

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the major categories of the Pension Program's plan assets as of March 25, 2015 (amounts in thousands):

	March 25, 2015
	GBP	USD
Growth pooled fund (a)	£122,016	$181,755
Defensive pooled fund (b)	24,034	35,801
Private equity pooled fund (c)	20,725	30,872
Government bond pooled fund (d)	10,222	15,227
Infrastructure pooled fund (e)	7,473	11,132
Fair value of plan assets	£184,470	$274,787
(a) The growth pooled fund is comprised of global equities, emerging market bonds and hedge funds.
(b) The defensive pool fund is comprised of the Non-Government Bond Pooled Fund, the Government Bond Pooled Fund and cash.
(c) The private equity pooled fund is comprised of a series of sub funds, each representing a different vintage of private equity investment.
(d) The government bond pooled fund is comprised of government debt for developed markets, global investment grade corporate bonds and the Non-Government Bond Pooled Fund.
(e) Infrastructure pooled fund is comprised of investments in facilities, structures and services required to facilitate the orderly operation of the economy.
The following table summarizes the components of the Pension Program related to the net benefit costs recognized in labor and benefits in the Company's consolidated statement of operations for the three and six months ended June 30, 2015 (dollars in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2015	2015
Service cost	$3,565	$3,775
Interest cost	2,539	2,688
Expected return on plan assets	(3,964)	(4,197)
Net periodic benefit cost	$2,140	$2,266
The Company expects to contribute £6.3 million (or $9.9 million at the exchange rate on June 30, 2015) to the Pension Program for the period between the March 25, 2015 Freightliner acquisition date and December 31, 2015. As of June 30, 2015, contributions of £1.8 million (or $2.8 million at the exchange rate on June 30, 2015) have been made to fund the Pension Program since the acquisition date. The Pension Program's assets may undergo significant changes over time as a result of market conditions. In the event that the Pension Program's projected assets and liabilities reveal additional funding requirements, the shared cost arrangement generally means that Freightliner will be required to pay 60% of any additional contributions, with active members contributing the remaining 40%, in each case over an agreed recovery period.
9. INCOME TAXES:
The Company's effective income tax rate in the three months ended June 30, 2015 was 35.7%, compared with 34.9% in the three months ended June 30, 2014. The Company's effective income tax rate in the six months ended June 30, 2015 was 37.6%, compared with 35.5% in the six months ended June 30, 2014. The higher effective income tax rate for the six months ended June 30, 2015 was driven primarily by certain costs related to the Freightliner acquisition that are not tax deductible.
10. COMMITMENTS AND CONTINGENCIES:
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
Any material changes to pending litigation or a catastrophic rail accident or series of accidents involving material freight loss or property damage, personal injury and environmental liability or other claims against the Company that are not covered by insurance could have a material adverse effect on the Company's results of operations, financial condition and liquidity.

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
11. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS):
The following tables set forth accumulated other comprehensive income/(loss) included in the consolidated balance sheets (dollars in thousands):

	Foreign Currency Translation Adjustment	Defined Benefit Plans		Net Unrealized Gain/(Loss) on Cash Flow Hedges		Accumulated Other Comprehensive Income/(Loss)
Balance, December 31, 2014	$(70,746)	$1,405		$(2,911)		$(72,252)
Other comprehensive loss before reclassifications	(5,843)	—		(2,646)		(8,489)
Amounts reclassified from accumulated other comprehensive income/(loss), net of tax (provision)/benefit of ($60) and $638, respectively	—	106	(a)	(958)	(b)	(852)
Current period change	(5,843)	106		(3,604)		(9,341)
Balance, June 30, 2015	$(76,589)	$1,511		$(6,515)		$(81,593)

	Foreign Currency Translation Adjustment	Defined Benefit Plans		Net Unrealized Gain/(Loss) on Cash Flow Hedges		Accumulated Other Comprehensive Income/(Loss)
Balance, December 31, 2013	$(14,687)	$214		$20,562		$6,089
Other comprehensive income/(loss) before reclassifications	18,177	—		(12,810)		5,367
Amounts reclassified from accumulated other comprehensive income/(loss), net of tax (provision)/benefit of ($76) and $406, respectively	—	135	(a)	(609)	(b)	(474)
Current period change	18,177	135		(13,419)		4,893
Balance, June 30, 2014	$3,490	$349		$7,143		$10,982
(a) Existing net gains realized were recorded in labor and benefits on the consolidated statements of operations.
(b) Existing net losses realized were recorded in interest expense on the consolidated statements of operations (see Note 6, Derivative Financial Instruments).
The financial statements of the Company's foreign subsidiaries were prepared in the local currency of the respective subsidiary and translated into United States dollars based on the exchange rate at the end of the period for balance sheet items and, for the statements of operations, at the average exchange rate for the statement period. The foreign currency translation adjustment for the period ended June 30, 2015 was primarily due to the weakening of the Australian and Canadian dollars relative the United States dollar, partially offset by the strengthening of the British pound versus the United States dollar.
12. SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
As of June 30, 2015 and 2014, the Company had outstanding receivables from outside parties for the funding of capital expenditures of $20.9 million and $25.9 million, respectively. At June 30, 2015 and 2014, the Company also had $45.1 million and $27.8 million, respectively, of purchases of property and equipment that were not paid and, accordingly, were accrued in accounts payable in the normal course of business.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

13. SEGMENT AND GEOGRAPHIC AREA INFORMATION:
Segment Information
The Company's various rail operations are divided into 11 operating regions. The Company presents its financial information as three reportable segments: North American Operations, Australian Operations and U.K./European Operations, based on the geographic regions in which it operates. Prior to April 1, 2015, the Company had previously presented its financial information as two reportable segments: North American & European Operations and Australian Operations. Based on its significant increase in operations in the U.K. and Continental Europe resulting from the acquisition of Freightliner, the Company is now breaking out its North American & European Operations into North American Operations and U.K./European Operations. The Company's segment information for prior periods has been restated to reflect this change, which the Company does not consider material.
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
The following tables set forth the Company's operating segments for the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended June 30, 2015
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues	$310,980	$66,808	$164,431	$542,219
Income from operations	$76,621	$15,131	$7,699	$99,451
Depreciation and amortization	$34,936	$7,394	$5,718	$48,048
Interest expense, net	$9,588	$2,271	$5,789	$17,648
Provision for income taxes	$24,939	$3,829	$532	$29,300
Expenditures for additions to property & equipment, net of grants from outside parties	$73,440	$9,159	$5,028	$87,627

	Three Months Ended June 30, 2014
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues	$325,742	$83,119	$5,702	$414,563
Income/(loss) from operations	$85,387	$25,331	$(609)	$110,109
Depreciation and amortization	$30,629	$7,172	$411	$38,212
Interest expense, net	$13,863	$3,485	$225	$17,573
Provision for/(benefit from) income taxes	$26,707	$6,560	$(700)	$32,567
Expenditures for additions to property & equipment, net of grants from outside parties	$85,315	$3,047	$97	$88,459

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Six Months Ended June 30, 2015
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues	$628,604	$126,750	$183,895	$939,249
Income from operations	$133,702	$29,367	$9,002	$172,071
Depreciation and amortization	$70,241	$13,620	$6,404	$90,265
Interest expense, net	$20,361	$4,604	$6,165	$31,130
Loss on settlement of foreign currency forward purchase contracts	$16,374	$2,312	$—	$18,686
Provision for income taxes	$39,226	$6,757	$179	$46,162
Expenditures for additions to property & equipment, net of grants from outside parties	$118,710	$13,774	$5,041	$137,525

	Six Months Ended June 30, 2014
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues	$621,384	$159,411	$10,047	$790,842
Income/(loss) from operations	$141,979	$44,266	$(1,261)	$184,984
Depreciation and amortization	$60,824	$14,234	$795	$75,853
Interest expense, net	$22,230	$7,549	$401	$30,180
Provision for/(benefit from) income taxes	$45,865	$11,003	$(1,401)	$55,467
Expenditures for additions to property & equipment, net of grants from outside parties	$138,899	$7,880	$498	$147,277
The following tables set forth the property and equipment recorded in the consolidated balance sheets for the Company's operating segments as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Property and equipment, net	$3,352,295	$485,246	$266,551	$4,104,092

	December 31, 2014
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Property and equipment, net	$3,269,604	$506,154	$12,724	$3,788,482

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Geographic Area Information
Operating revenues for each geographic area for three and six months ended June 30, 2015 and 2014 were as follows (dollars in thousands):

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
	Amount	% of Total	Amount	% of Total
Operating revenues:
United States	$285,688	52.7%	$296,026	71.4%
Non-United States:
Australia	$66,808	12.3%	$83,119	20.0%
Canada	25,292	4.7%	29,716	7.2%
U.K./Europe	164,431	30.3%	5,702	1.4%
Total Non-United States	$256,531	47.3%	$118,537	28.6%
Total operating revenues	$542,219	100.0%	$414,563	100.0%

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	Amount	% of Total	Amount	% of Total
Operating revenues:
United States	$576,107	61.3%	$563,798	71.3%
Non-United States:
Australia	$126,750	13.5%	$159,411	20.2%
Canada	52,497	5.6%	57,586	7.3%
U.K./Europe	183,895	19.6%	10,047	1.2%
Total Non-United States	$363,142	38.7%	$227,044	28.7%
Total operating revenues	$939,249	100.0%	$790,842	100.0%

Property and equipment for each geographic area as of June 30, 2015 and December 31, 2014 were as follows (dollars in thousands):

	June 30, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total
Property and equipment located in:
United States	$3,102,630	75.6%	$3,003,299	79.3%
Non-United States:
Australia	$485,246	11.8%	$506,154	13.4%
Canada	249,665	6.1%	266,305	7.0%
U.K./Europe	266,551	6.5%	12,724	0.3%
Total Non-United States	$1,001,462	24.4%	$785,183	20.7%
Total property and equipment, net	$4,104,092	100.0%	$3,788,482	100.0%
14. RECENTLY ISSUED ACCOUNTING STANDARDS:
Accounting Standards Not Yet Effective
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and includes the specific steps for recognizing revenue and disclosure requirements. In July 2015, the FASB approved a one-year deferral of the effective date of the new revenue recognition standard. The new standard will become effective for the Company beginning with the first quarter 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company is currently assessing the impact of adopting this guidance on its consolidated financial statements.

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
In February 2015, the FASB issued 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which requires reporting entities to evaluate whether they should consolidate certain legal entities for financial reporting purposes. These amendments are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company does not expect the adoption of this guidance to have an impact on its consolidated financial statements.
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
The following discussion should be read in conjunction with our consolidated financial statements, related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our 2014 Annual Report on Form 10-K. When comparing our results from operations from one reporting period to another, it is important to consider that we have historically experienced fluctuations in revenues and expenses due to acquisitions, changing economic conditions, commodity prices, competitive forces, changes in foreign currency exchange rates, rail network congestion, one-time freight moves, fuel price fluctuations, customer plant expansions and shutdowns, sales of property and equipment, derailments and weather-related conditions, such as hurricanes, cyclones, tornadoes, droughts, heavy snowfall, unseasonably hot or cold weather, freezing and flooding, among other factors. In periods when these events occur, our results of operations are not easily comparable from one period to another. Finally, certain of our railroads have commodity shipments that are sensitive to general economic conditions and commodity prices, such as steel products, iron ore, paper products and lumber and forest products, as well as product specific market conditions, such as the availability of lower priced alternative sources of power generation (coal) and energy commodity price differentials (crude oil). Other shipments are relatively less affected by economic conditions and are more closely affected by other factors, such as winter weather (salt) and seasonal rainfall (agricultural products). As a result of these and other factors, our results of operations in any reporting period may not be directly comparable to our results of operations in other reporting periods.
Overview
We own or lease 120 freight railroads worldwide that are organized in 11 operating regions with 7,500 employees and more than 2,500 customers.

•	Our nine North American regions serve 41 U.S. states and four Canadian provinces and include 113 short line and regional freight railroads with more than 13,000 track-miles.

•	Our Australia Region provides rail freight services in New South Wales, the Northern Territory and South Australia and operates the 1,400-mile Tarcoola-to-Darwin rail line.

•
Our U.K./European Region is led by our recent acquisition, Freightliner Group Limited (Freightliner), the United Kingdom's (U.K.) largest rail maritime intermodal operator and second-largest rail freight company. Operations also include heavy-haul in Poland and Germany and cross-border intermodal services connecting Northern European seaports with key industrial regions throughout the continent.

Our subsidiaries provide rail service at more than 40 major ports in North America, Australia and Europe and perform contract coal loading and railcar switching for industrial customers.
On March 25, 2015, we completed the acquisition of all of the outstanding share capital of RailInvest Holding Company Limited, the parent company of London-based Freightliner, pursuant to the terms of a Share Purchase Agreement dated February 24, 2015. Certain former management shareholders of Freightliner (Management Shareholders) retained an approximate 6% economic interest in Freightliner in the form of deferred consideration. We expect to settle the deferred consideration by the end of 2020.
We funded the acquisition with borrowings under our Amendment No. 1 to the Amended and Restated Senior Secured Syndicated Credit Facility Agreement (the Credit Agreement) and available cash, see "Liquidity and Capital Resources—Credit Agreement" below. The foreign exchange rate used to translate the total consideration to United States dollars was $1.49 for one British pound (GBP). For additional information regarding this purchase, see "Changes in Operations—Europe—Freightliner Group Limited" below.
The calculation of the total consideration for the Freightliner acquisition is presented below (amounts in thousands):

	GBP	USD
Cash consideration	£492,083	$733,006
Deferred consideration	23,957	35,687
Total consideration	£516,040	$768,693

The results of operations from Freightliner have been included in our consolidated statements of operations since the March 25, 2015 acquisition date. We incurred $0.7 million and $13.3 million of acquisition and integration costs associated with Freightliner during the three and six months ended June 30, 2015, respectively, which were included within other expenses in our consolidated statements of operations. In addition, we recorded a loss of $18.7 million on the settlement of foreign currency forward purchase contracts during the six months ended June 30, 2015, which were entered into to fix £307.1 million of the purchase price for Freightliner to US$475.0 million and £84.7 million of the purchase price to A$163.8 million (see Note 6, Derivative Financial Instruments, to our Consolidated Financial Statements). Based on our significant increase in operations in the U.K. and Continental Europe resulting from the acquisition of Freightliner, we are now breaking out our North American & European Operations into North American Operations and U.K./European Operations. Our segment information for prior periods has been restated to reflect this change, which we do not consider material (see Note 13, Segment and Geographic Area Information).
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
Overview of Three Month Results
Net income in the three months ended June 30, 2015 was $52.8 million, compared with net income of $60.7 million in the three months ended June 30, 2014. Our diluted earnings per common share (EPS) in the three months ended June 30, 2015 were $0.92 with 57.1 million weighted average shares outstanding, compared with diluted EPS of $1.07 with 56.9 million weighted average shares outstanding in the three months ended June 30, 2014.
Our effective income tax rate in the three months ended June 30, 2015 was 35.7%, compared with 34.9% in the three months ended June 30, 2014.
Our results for the three months ended June 30, 2015 and 2014 included certain items affecting comparability between the periods that are set forth below (dollars in millions, except per share amounts):

	Income/(Loss) Before Taxes Impact	After-Tax Net Income/(Loss) Impact	Diluted Earnings/(Loss) Per Common Share Impact
Three Months Ended June 30, 2015
Business development and related costs	$(0.8)	$(0.5)	$(0.01)
Net gain on sale of assets	$0.5	$0.3	$0.01

Three Months Ended June 30, 2014
Credit facility refinancing-related costs	$(4.7)	$(2.9)	$(0.05)
Business development and related costs	$(1.7)	$(1.0)	$(0.02)
Net gain on sale of assets	$1.4	$1.0	$0.02
In the three months ended June 30, 2015, our results included business development and related costs of $0.8 million primarily related to the integration of Freightliner and net gain on sale of assets of $0.5 million. In the three months ended June 30, 2014, our results included credit facility refinancing-related costs of $4.7 million, business development and related costs of $1.7 million and net gain on sale of assets of $1.4 million.
Our operating revenues increased $127.7 million, or 30.8%, to $542.2 million in the three months ended June 30, 2015, compared with $414.6 million in the three months ended June 30, 2014. Excluding $186.2 million of revenues from new operations, including Freightliner, Pinsly Arkansas and Rapid City, Pierre & Eastern Railroad, Inc. (RCP&E), and an $18.3 million decrease from the depreciation of foreign currencies relative to the United States dollar, our same railroad operating revenues decreased $40.3 million, or 10.2%. The decrease in our same railroad operating revenues was driven by decreases in freight revenues primarily associated with iron ore, coal and metals traffic.
When we discuss either revenues from existing operations or same railroad revenues, we are referring to the change in our revenues, period-over-period, associated with operations that we managed in both periods (i.e., excluding the impact of acquisitions).

In the three months ended June 30, 2015, our same railroad freight revenues decreased $51.8 million, or 16.4%, to $265.0 million, compared with $316.8 million in the three months ended June 30, 2014. Excluding a $13.0 million decrease from the depreciation of foreign currencies relative to the United States dollar, our same railroad freight revenues decreased $38.8 million, or 12.8%, primarily driven by decreases in iron ore, coal and metals traffic.
Our traffic increased 241,256 carloads, or 47.3%, to 750,887 carloads in the three months ended June 30, 2015. Excluding 304,177 carloads from new operations, same railroad traffic decreased 62,921 carloads, or 12.3%, in the three months ended June 30, 2015 compared with the three months ended June 30, 2014. The same railroad traffic decrease was principally due to decreases of 25,969 carloads of coal and coke traffic (primarily in the Midwest, Central and Ohio Valley regions), 14,051 carloads of metals traffic (primarily in the Southern, Northeast and Ohio Valley regions), 6,786 carloads from our other commodity group traffic (primarily overhead Class I shipments), 6,642 carloads of metallic ores traffic (primarily in the Australia Region) and 6,585 carloads of agricultural products traffic (primarily in the Midwest, Ohio Valley and Canada regions). All remaining traffic decreased by a net 2,888 carloads.
Income from operations in the three months ended June 30, 2015 was $99.5 million, compared with $110.1 million in the three months ended June 30, 2014. Our operating ratio, defined as operating expenses divided by operating revenues, was 81.7% in the three months ended June 30, 2015, compared with 73.4% in the three months ended June 30, 2014. The increase in our operating ratio was primarily driven by lower operating margins from Freightliner as well as the decrease in iron ore and coal traffic. Due to the lack of track ownership and a predominately leased equipment fleet, Freightliner's operating ratio is higher than the operating ratio of our North American railroads.
Operating revenues from our North American Operations decreased $14.8 million, or 4.5%, to $311.0 million in the three months ended June 30, 2015, compared with $325.7 million in the three months ended June 30, 2014. Excluding $15.2 million of revenues from new operations and a $3.4 million decrease from the impact of foreign currency depreciation, our North American Operations same railroad revenues decreased by $26.6 million, or 8.2%, primarily due to declines in utility coal and steel shipments, as well as declines in fuel surcharge revenue due to lower diesel fuel prices.
North American Operations traffic decreased 37,605 carloads, or 8.3%, to 413,888 carloads in the three months ended June 30, 2015. Excluding 19,282 carloads from new operations, same railroad traffic decreased 56,887 carloads, or 12.6%, in the three months ended June 30, 2015 compared with the three months ended June 30, 2014. The same railroad traffic decrease was principally due to decreases of 25,969 carloads of coal and coke traffic (primarily in the Midwest, Central and Ohio Valley regions), 14,051 carloads of metals traffic (primarily in the Southern, Northeast and Ohio Valley regions), 8,396 carloads from our other commodity group traffic (primarily overhead Class I shipments) and 5,727 carloads of agricultural products traffic (primarily in the Midwest, Ohio Valley and Canada regions). All remaining traffic decreased by a net 2,744 carloads.
Income from operations from our North American Operations in the three months ended June 30, 2015 was $76.6 million, compared with $85.4 million in the three months ended June 30, 2014. Our operating ratio from our North American Operations in the three months ended June 30, 2015 was 75.4%, compared with 73.8% in the three months ended June 30, 2014.
Operating revenues from our Australian Operations decreased $16.3 million, or 19.6%, to $66.8 million, in the three months ended June 30, 2015, compared with $83.1 million in the three months ended June 30, 2014. Excluding $11.6 million of revenues from our Freightliner Australian operations and a $13.8 million decrease from the impact of foreign currency depreciation, our Australian Operations same railroad operating revenues decreased by $14.1 million, or 20.4%, primarily due to a decrease in freight revenues resulting from a decline in iron ore shipments.
Australian Operations traffic decreased 6,034 carloads, or 10.4%, to 52,104 carloads in the three months ended June 30, 2015. The traffic decrease was entirely from existing operations and principally due to a decrease of 7,416 carloads of metallic ores traffic, partially offset by a 2,542 carload increase in minerals and stone traffic. All remaining traffic decreased by a net 1,160 carloads.
Income from operations from our Australian Operations in the three months ended June 30, 2015 was $15.1 million, compared with $25.3 million in the three months ended June 30, 2014. Our operating ratio from our Australian Operations in the three months ended June 30, 2015 was 77.4%, compared with an operating ratio of 69.5% in the three months ended June 30, 2014. The increase was primarily driven by the decrease in iron ore traffic.
Operating revenues from our U.K./European Operations increased $158.7 million to $164.4 million in the three months ended June 30, 2015, compared with $5.7 million in the three months ended June 30, 2014. Excluding $159.4 million of revenues from our Freightliner U.K./European operations and a $1.1 million decrease from the impact of foreign currency depreciation, our U.K./European Operations same railroad revenues increased by $0.4 million, or 8.4%.

Income from operations from our U.K./European Operations in the three months ended June 30, 2015 was $7.7 million, compared with a loss of $0.6 million in the three months ended June 30, 2014. Our operating ratio from our U.K./European Operations for the three months ended June 30, 2015 was 95.3%, compared with an operating ratio of 110.7% in the three months ended June 30, 2014. More than 95% of the revenue and income from operations in the three months ended June 30, 2015 was generated from the recently acquired Freightliner business. The loss in the three months ended June 30, 2014 included the impact from the start-up of a significant new long-term customer contract.
Overview of Six Month Results
Our operating revenues increased $148.4 million, or 18.8%, to $939.2 million in the six months ended June 30, 2015, compared with $790.8 million in the six months ended June 30, 2014. Excluding $223.2 million of revenues from new operations, including Freightliner, Pinsly Arkansas and RCP&E, and a $31.7 million decrease from the net depreciation of foreign currencies relative to the United States dollar, our same railroad operating revenues decreased $43.1 million, or 5.7%. The decrease in our same railroad operating revenues was primarily driven by decreases in freight revenues.
Income from operations in the six months ended June 30, 2015 was $172.1 million, compared with $185.0 million in the six months ended June 30, 2014, a decrease of $12.9 million, or 7.0%. Our operating ratio was 81.7% in the six months ended June 30, 2015, compared with 76.6% in the six months ended June 30, 2014. The increase in our operating ratio was primarily driven by a decrease in iron ore and coal traffic, as well as lower operating margins from Freightliner.
Net income in the six months ended June 30, 2015 was $76.7 million, compared with net income of $100.7 million in the six months ended June 30, 2014. Our diluted EPS in the six months ended June 30, 2015 were $1.34 with 57.1 million weighted average shares outstanding, compared with diluted EPS of $1.77 with 56.9 million weighted average shares outstanding in the six months ended June 30, 2014.
Our results for the six months ended June 30, 2015 and 2014 included certain items affecting comparability between the periods that are set forth below (dollars in millions, except per share amounts):

	Income/(Loss) Before Taxes Impact	After-Tax Net Income/(Loss) Impact	Diluted Earnings/(Loss) Per Common Share Impact
Six Months Ended June 30, 2015
Loss on settlement of foreign currency forward purchase contracts	$(18.7)	$(11.6)	$(0.20)
Freightliner acquisition/integration costs	$(13.3)	$(9.9)	$(0.17)
Credit facility refinancing-related costs	$(2.0)	$(1.3)	$(0.02)
Australia severance costs	$(1.7)	$(1.2)	$(0.02)
Business development and related costs	$(0.2)	$(0.1)	$—
Net gain on sale of assets	$0.8	$0.5	$0.01

Six Months Ended June 30, 2014
Credit facility refinancing-related costs	$(4.7)	$(2.9)	$(0.05)
Business development and related costs	$(2.8)	$(1.8)	$(0.03)
Net gain on sale of assets	$2.2	$1.5	$0.03
During the six months ended June 30, 2015, we generated $184.7 million in cash flows from operating activities. During the same period, we purchased $160.2 million of property and equipment, including $37.0 million for new business investments, partially offset by $22.7 million in cash received from government grants and other outside parties for capital spending and $1.7 million in cash proceeds from the sale of property and equipment. We also paid $726.7 million for the acquisitions of Freightliner and Pinsly Arkansas and $18.7 million for the settlement of foreign currency forward purchase contracts related to the acquisition of Freightliner and received $665.1 million of net proceeds primarily from borrowings under the Credit Agreement during the six months ended June 30, 2015.

Changes in Operations
Europe
Freightliner Group Limited: On March 25, 2015, we completed the acquisition of all of the outstanding share capital of RailInvest Holding Company Limited, the parent company of London-based Freightliner, pursuant to the terms of a Share Purchase Agreement dated February 24, 2015. Management Shareholders retained an approximate 6% economic interest in Freightliner in the form of deferred consideration. We expect to settle the deferred consideration by the end of 2020.
Headquartered in London, England, Freightliner is an international freight rail operator with operations in the U.K., Poland, Germany, the Netherlands and Australia. Freightliner's principal business is located in the U.K. where it is the second largest freight rail operator, providing service throughout England, Scotland and Wales. In Continental Europe, Freightliner Poland primarily serves aggregates and coal customers in Poland. In addition, Freightliner's ERS subsidiary, based in Rotterdam, provides cross-border intermodal services connecting the northern European ports of Rotterdam, Bremerhaven and Hamburg to key cities in Germany, Poland, Italy and beyond. In Australia, Freightliner currently transports coal and containerized agricultural products for its customers in New South Wales. As of the acquisition date, Freightliner's fleet of primarily leased equipment included approximately 250 standard gauge locomotives, including approximately 45 electric locomotives, and 5,500 railcars. Freightliner employs approximately 2,500 people worldwide.
We funded the acquisition with borrowings under the Credit Agreement (see Note 5, Long-Term Debt, to our Consolidated Financial Statements) and available cash. The foreign exchange rate used to translate the total consideration to United States dollars was $1.49 for one British pound. The calculation of the total consideration for the Freightliner acquisition is presented below (amounts in thousands):

	GBP	USD
Cash consideration	£492,083	$733,006
Deferred consideration	23,957	35,687
Total consideration	£516,040	$768,693
As of March 25, 2015, we recorded a contingent liability within other long-term liabilities of £24.0 million (or $35.7 million at the exchange rate on March 25, 2015). This contingent liability represents the aggregate fair value of the shares transferred to us by the Management Shareholders representing an economic interest of approximately 6% on the acquisition date at the Freightliner acquisition price per share, in exchange for the right to receive cash consideration for the representative economic interest in the future (deferred consideration). We will recalculate the estimated fair value of the deferred consideration in each reporting period until it is paid in full by using a contractual formula designed to estimate the economic value of the Management Shareholders' retained interest in a manner consistent with that used to derive the Freightliner acquisition price per share on the acquisition date. Accordingly, a change in the fair value of the deferred consideration could have a material effect on our results of operations for the period in which a change in estimate occurs. As of June 30, 2015, there was no change in the estimated fair value of the deferred consideration (see Note 7, Fair Value of Financial Instruments, to our Consolidated Financial Statements), resulting in no change to the contingent liability. We expect to recognize future changes in the contingent liability for the estimated fair value of the deferred consideration through other expenses within our consolidated statement of operations. These future changes in the estimated fair value of the deferred consideration are not expected to be deductible for tax purposes. Each of the Management Shareholders may elect to receive one third of their respective deferred consideration valued as of March 31, 2018, 2019 and 2020. The remaining portion of the deferred consideration will be valued as of March 31, 2020, and paid by the end of 2020.
The results of operations from Freightliner have been included in our consolidated statement of operations since the March 25, 2015 acquisition date. The results of Freightliner's U.K. and Continental Europe operations are included in our U.K./European Operations segment and the results of Freightliner's Australia operations are included in our Australian Operations segment. Freightliner contributed $186.2 million of total operating revenues and $8.9 million of income from operations to our consolidated results since the March 25, 2015 acquisition date. We incurred $0.7 million and $13.3 million of acquisition and integration costs associated with Freightliner during the three and six months ended June 30, 2015, respectively, which were included within other expenses in our consolidated statements of operations. In addition, we recorded a loss of $18.7 million on the settlement of foreign currency forward purchase contracts during the six months ended June 30, 2015, which were entered into in contemplation of the Freightliner acquisition (see Note 6, Derivative Financial Instruments, to our Consolidated Financial Statements).

We accounted for the acquisition as a business combination using the acquisition method of accounting under accounting principles generally accepted in the United States of America (U.S. GAAP). The acquired assets and liabilities of Freightliner were recorded at their preliminary acquisition-date fair values and were consolidated with ours as of the acquisition date. The final determination of these preliminary fair values is subject to completion of an assessment of the acquisition-date fair values of acquired assets and liabilities. The foreign exchange rate used to translate the preliminary balance sheet to United States dollars was $1.49 for one British pound.
The following preliminary acquisition-date fair values were assigned to the acquired net assets (amounts in thousands):

	GBP	USD
Cash and cash equivalents	£31,840	$47,429
Accounts receivable	54,416	81,058
Materials and supplies	9,740	14,509
Prepaid expenses and other	17,292	25,758
Property and equipment	160,500	239,081
Goodwill	218,433	325,378
Intangible assets	360,100	536,405
Other assets	351	523
Total assets	852,672	1,270,141
Current portion of long-term debt	13,946	20,774
Accounts payable and accrued expenses	101,297	150,893
Long-term debt, less current portion	39,738	59,194
Deferred income tax liabilities, net	122,167	181,980
Other long-term liabilities	59,484	88,607
Net assets	£516,040	$768,693
We assigned £360.1 million (or $536.4 million at the exchange rate on March 25, 2015) to amortizable intangible assets with a weighted average amortization period of approximately 85 years. In addition, we assigned £218.4 million (or $325.4 million at the exchange rate on March 25, 2015) to goodwill in our preliminary allocation. The goodwill will not be deductible for tax purposes.
Included in the £13.9 million (or $20.8 million at the exchange rate on March 25, 2015) current portion of long-term debt assumed was a £12.5 million (or $18.6 million at the exchange rate on March 25, 2015) capital lease liability we assumed. In addition, the £39.7 million (or $59.2 million at the exchange rate on March 25, 2015) of long-term debt, less current portion, represents a long-term capital lease liability we assumed. Freightliner enters into operating and capital leases for railcars, locomotives and other equipment as well as real property. See Note 2, Changes in Operations, to our Consolidated Financial Statements, for additional information regarding acquired leases. In addition, we assumed bank guarantees of the acquired entities of €3.4 million (or $3.7 million at the exchange rate on March 25, 2015) primarily associated with credit and payment guarantees.
We assumed a pension liability of £57.2 million (or $85.2 million at the exchange rate on March 25, 2015) as of the acquisition date, of which, £51.0 million (or $76.0 million at the exchange rate on March 25, 2015) was included in other long-term liabilities and £6.2 million (or $9.2 million at the exchange rate on March 25, 2015) was included in accounts payable and accrued expenses. During the three months ended June 30, 2015, we recorded a measurement period adjustment to the fair value of the net pension liability assumed with an offset to deferred income tax liabilities, net and goodwill based on an actuary valuation prepared as of the acquisition date. See Note 8, U.K. Pension Plan, to our Consolidated Financial Statements, for additional information regarding our U.K. pension program.
United States
Pinsly's Arkansas Division: On January 5, 2015, we completed the acquisition of certain subsidiaries of Pinsly that constituted Pinsly Arkansas for $41.3 million in cash. We funded the acquisition with borrowings under our Prior Credit Agreement. The results of operations from Pinsly Arkansas have been included in our consolidated statement of operations since the acquisition date within our North American Operations segment.

Headquartered in Jones Mill, Arkansas, Pinsly Arkansas serves the Hot Springs and Little Rock areas, as well as the southwestern and southeastern portions of Arkansas and includes: (1) Arkansas Midland Railroad Company, Inc. (AKMD), which is comprised of seven non-contiguous branch lines; (2) The Prescott and Northwestern Railroad Company (PNW); (3) Warren & Saline River Railroad Company (WSR); and (4) the two Arkansas transload operations of Pinsly's former Railroad Distribution Services, Inc. subsidiary. Operations are comprised of 137 miles of owned and leased track, 77 employees and 16 locomotives. The railroads currently haul approximately 35,000 carloads per year and serve a diverse customer base in industries including aluminum, forest products, aggregates, energy and carton board.
Rapid City, Pierre & Eastern Railroad, Inc.: On May 30, 2014, our newly formed subsidiary, RCP&E, purchased the assets comprising the western end of Canadian Pacific Railway Limited's (CP) Dakota, Minnesota & Eastern Railroad Corporation (DM&E) rail line for a cash purchase price of $218.6 million, including the purchase of materials and supplies, railcars, equipment and vehicles. RCP&E commenced freight service on the line on June 1, 2014. The results of operations from RCP&E have been included in our consolidated statements of operations since the acquisition date within our North American Operations segment.
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
Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014
Consolidated Operating Results
Operating Revenues
The following table sets forth our operating revenues by new operations and existing operations for the three months ended June 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended June 30,				Increase/(Decrease) in Total Operations		Decrease in Existing Operations
	2015			2014
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%	Currency Impact
Freight revenues	$375,666	$110,709	$264,957	$316,750	$58,916	18.6%	$(51,793)	(16.4)%	$(12,994)
Freight-related revenues	142,843	69,564	73,279	73,371	69,472	94.7%	(92)	(0.1)%	(4,458)
All other revenues	23,710	5,954	17,756	24,442	(732)	(3.0)%	(6,686)	(27.4)%	(820)
Total operating revenues	$542,219	$186,227	$355,992	$414,563	$127,656	30.8%	$(58,571)	(14.1)%	$(18,272)
Carloads	750,887	304,177	446,710	509,631	241,256	47.3%	(62,921)	(12.3)%

Operating Expenses
Total operating expenses for the three months ended June 30, 2015 increased $138.3 million, or 45.4%, to $442.8 million, compared with $304.5 million for the three months ended June 30, 2014. The increase consisted of $174.5 million from new operations, partially offset by a decrease of $36.1 million from existing operations. When we discuss expenses from existing operations, we are referring to the change in our expenses, period-over-period, associated with operations that we managed in both periods (i.e., excluding the impact of acquisitions). The decrease from existing operations was primarily due to decreases of $12.5 million in diesel fuel used in train operations, $3.6 million in casualties and insurance, $3.0 million in trackage rights, $2.4 million in purchased services, $2.3 million in other expenses and $2.1 million in materials, partially offset by an increase of $3.4 million in depreciation and amortization. The depreciation of foreign currencies relative to the United States dollar resulted in a $13.8 million decrease in operating expenses from existing operations.
The following table sets forth our total operating expenses for the three months ended June 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended June 30,
	2015		2014		Currency Impact
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$165,296	30.4%	$115,871	27.9%	$(4,614)
Equipment rents	43,483	8.0%	19,857	4.8%	(736)
Purchased services	56,177	10.4%	24,257	5.8%	(1,689)
Depreciation and amortization	48,048	8.9%	38,212	9.2%	(1,742)
Diesel fuel used in train operations	37,895	7.0%	37,379	9.0%	(1,753)
Electricity used in train operations	4,977	0.9%	404	0.1%	(78)
Casualties and insurance	10,038	1.9%	12,737	3.1%	(779)
Materials	26,929	5.0%	19,221	4.6%	(467)
Trackage rights	22,172	4.1%	14,021	3.4%	(1,069)
Net gain on sale of assets	(490)	(0.1)%	(1,369)	(0.3)%	67
Other expenses	28,243	5.2%	23,864	5.8%	(891)
Total operating expenses	$442,768	81.7%	$304,454	73.4%	$(13,751)
Income from Operations/Operating Ratio
Income from operations was $99.5 million in the three months ended June 30, 2015, compared with $110.1 million in the three months ended June 30, 2014. Income from operations in the three months ended June 30, 2015 included business development and related costs of $0.8 million and net gain on sale of assets of $0.5 million. Income from operations in the three months ended June 30, 2014 included business development and related costs of $1.7 million and net gain on sale of assets of $1.4 million.
Our operating ratio, defined as total operating expenses divided by total operating revenues, was 81.7% in the three months ended June 30, 2015, compared with 73.4% in the three months ended June 30, 2014. While changes in foreign currency exchange rates can have a material impact on our operating revenues and operating expenses, the impact of these foreign currency translation effects should not have a material impact on our operating ratio.
Interest Expense
Interest expense was $17.8 million in both the three months ended June 30, 2015 and 2014.
Provision for Income Taxes
Our effective income tax rate in the three months ended June 30, 2015 was 35.7%, compared with 34.9% in the three months ended June 30, 2014.

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
Net Income and Earnings Per Common Share
Net income in the three months ended June 30, 2015 was $52.8 million, compared with $60.7 million in the three months ended June 30, 2014. Our basic EPS were $0.94 with 56.0 million weighted average shares outstanding in the three months ended June 30, 2015, compared with basic EPS of $1.10 with 55.1 million weighted average shares outstanding in the three months ended June 30, 2014. Our diluted EPS in the three months ended June 30, 2015 were $0.92 with 57.1 million weighted average shares outstanding, compared with diluted EPS of $1.07 with 56.9 million weighted average shares outstanding in the three months ended June 30, 2014. Our results for the three months ended June 30, 2015 and 2014 included certain items affecting comparability between the periods as previously presented in the "Overview."
Operating Results by Segment
Our various rail operations are organized into 11 operating regions. We present our financial information as three reportable segments: North American Operations, Australian Operations and U.K./European Operations, based on the geographic regions in which we operate. Prior to April 1, 2015, we had previously presented our financial information as two reportable segments: North American & European Operations and Australian Operations. Based on our significant increase in operations in the U.K. and Continental Europe resulting from the acquisition of Freightliner, we are now breaking out our North American & European Operations into North American Operations and U.K./European Operations. Our segment information for prior periods has been restated to reflect this change, which we do not consider material.
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

The following tables set forth our North American Operations, Australian Operations and U.K./European Operations for the three months ended June 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended June 30, 2015
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$238,153	$39,464	$98,049	$375,666
Freight-related revenues	55,989	25,881	60,973	142,843
All other revenues	16,838	1,463	5,409	23,710
Total operating revenues	$310,980	$66,808	$164,431	$542,219
Operating expenses:
Labor and benefits	100,297	18,750	46,249	165,296
Equipment rents	16,485	4,020	22,978	43,483
Purchased services	15,220	5,718	35,239	56,177
Depreciation and amortization	34,936	7,394	5,718	48,048
Diesel fuel used in train operations	19,757	6,218	11,920	37,895
Electricity used in train operations	—	—	4,977	4,977
Casualties and insurance	6,659	1,886	1,493	10,038
Materials	15,675	2,709	8,545	26,929
Trackage rights	6,249	3,424	12,499	22,172
Net gain on sale of assets	(402)	(32)	(56)	(490)
Other expenses	19,483	1,590	7,170	28,243
Total operating expenses	234,359	51,677	156,732	442,768
Income from operations	$76,621	$15,131	$7,699	$99,451
Operating ratio	75.4%	77.4%	95.3%	81.7%
Interest expense, net	$9,588	$2,271	$5,789	$17,648
Provision for income taxes	$24,939	$3,829	$532	$29,300
Carloads	413,888	52,104	284,895	750,887
Expenditures for additions to property & equipment, net of grants from outside parties	$73,440	$9,159	$5,028	$87,627

	Three Months Ended June 30, 2014
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$252,320	$64,430	$—	$316,750
Freight-related revenues	52,475	15,194	5,702	73,371
All other revenues	20,947	3,495	—	24,442
Total operating revenues	$325,742	$83,119	$5,702	$414,563
Operating expenses:
Labor and benefits	95,044	18,882	1,945	115,871
Equipment rents	16,413	2,718	726	19,857
Purchased services	15,429	7,959	869	24,257
Depreciation and amortization	30,629	7,172	411	38,212
Diesel fuel used in train operations	29,302	7,523	554	37,379
Electricity used in train operations	—	—	404	404
Casualties and insurance	10,413	2,240	84	12,737
Materials	17,508	1,463	250	19,221
Trackage rights	7,759	5,449	813	14,021
Net gain on sale of assets	(1,292)	(44)	(33)	(1,369)
Other expenses	19,150	4,426	288	23,864
Total operating expenses	240,355	57,788	6,311	304,454
Income/(loss) from operations	$85,387	$25,331	$(609)	$110,109
Operating ratio	73.8%	69.5%	110.7%	73.4%
Interest expense, net	$13,863	$3,485	$225	$17,573
Provision for/(benefit from) income taxes	$26,707	$6,560	$(700)	$32,567
Carloads	451,493	58,138	—	509,631
Expenditures for additions to property & equipment, net of grants from outside parties	$85,315	$3,047	$97	$88,459
North American Operations
Operating Revenues
The following table sets forth our North American Operations operating revenues and carloads by new operations and existing operations for the three months ended June 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended June 30,				Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations
	2015			2014
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%	Currency Impact
Freight revenues	$238,153	$12,660	$225,493	$252,320	$(14,167)	(5.6)%	$(26,827)	(10.6)%	$(2,320)
Freight-related revenues	55,989	2,003	53,986	52,475	3,514	6.7%	1,511	2.9%	(839)
All other revenues	16,838	545	16,293	20,947	(4,109)	(19.6)%	(4,654)	(22.2)%	(252)
Total operating revenues	$310,980	$15,208	$295,772	$325,742	$(14,762)	(4.5)%	$(29,970)	(9.2)%	$(3,411)
Carloads	413,888	19,282	394,606	451,493	(37,605)	(8.3)%	(56,887)	(12.6)%

Freight Revenues
The following table sets forth our North American Operations freight revenues, carloads and average freight revenues per carload for the three months ended June 30, 2015 and 2014 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
	Three Months Ended June 30,				Three Months Ended June 30,				Three Months Ended June 30,
	2015		2014		2015		2014
Commodity Group	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	2015	2014
Agricultural Products	$30,742	12.9%	$28,699	11.4%	53,690	13.0%	53,312	11.8%	$573	$538
Autos & Auto Parts	4,749	2.0%	5,889	2.3%	7,450	1.8%	7,969	1.8%	637	739
Chemicals & Plastics	35,354	14.8%	34,393	13.6%	45,637	11.0%	42,443	9.4%	775	810
Coal & Coke	22,136	9.3%	31,887	12.6%	63,445	15.3%	89,401	19.8%	349	357
Food & Kindred Products	8,280	3.5%	8,981	3.6%	14,726	3.6%	15,463	3.4%	562	581
Lumber & Forest Products	20,496	8.6%	21,313	8.4%	34,966	8.4%	35,296	7.8%	586	604
Metallic Ores	4,910	2.0%	4,302	1.7%	6,114	1.5%	5,287	1.2%	803	814
Metals	27,015	11.3%	34,445	13.7%	35,136	8.5%	48,484	10.8%	769	710
Minerals & Stone	30,653	12.9%	28,117	11.1%	55,872	13.5%	50,584	11.2%	549	556
Petroleum Products	15,194	6.4%	15,353	6.1%	23,855	5.8%	24,912	5.5%	637	616
Pulp & Paper	28,952	12.2%	29,144	11.6%	45,302	10.9%	42,916	9.5%	639	679
Waste	4,709	2.0%	4,069	1.6%	10,224	2.5%	9,633	2.1%	461	422
Other	4,963	2.1%	5,728	2.3%	17,471	4.2%	25,793	5.7%	284	222
Total	$238,153	100.0%	$252,320	100.0%	413,888	100.0%	451,493	100.0%	$575	$559
Total traffic from our North American Operations decreased 37,605 carloads, or 8.3%, in the three months ended June 30, 2015, compared with the same period in 2014. Carloads from existing operations decreased 56,887 carloads, or 12.6%, partially offset by 19,282 carloads from new operations. The decrease in traffic from existing operations was principally due to decreases of 25,969 carloads of coal and coke traffic, 14,051 carloads of metals traffic, 8,396 carloads of other traffic and 5,727 carloads of agricultural products traffic. All remaining traffic decreased by a net 2,744 carloads.
Average freight revenues per carload from our North American Operations increased 2.9% to $575 in the three months ended June 30, 2015, compared with the same period in 2014. Average freight revenues per carload from existing operations increased 2.1% to $571. Changes in fuel surcharge and the depreciation of the Canadian dollar relative to the United States dollar decreased average freight revenues per carload from existing operations by 5.2% and 1.0%, respectively, partially offset by an increase of 2.4% due to changes in commodity mix. Excluding the impact from fuel surcharge, foreign currency depreciation and commodity mix, average freight revenues per carload from North American existing operations increased by 5.9%.

The following table sets forth the changes in our North American Operations freight revenues by commodity group segregated into new operations and existing operations for the three months ended June 30, 2015 compared with the three months ended June 30, 2014 (dollars in thousands):

	Three Months Ended June 30,				Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations		Currency Impact
	2015			2014
Commodity Group	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%
Agricultural Products	$30,742	$4,550	$26,192	$28,699	$2,043	7.1%	$(2,507)	(8.7)%	$(255)
Autos & Auto Parts	4,749	—	4,749	5,889	(1,140)	(19.4)%	(1,140)	(19.4)%	(147)
Chemicals & Plastics	35,354	1,810	33,544	34,393	961	2.8%	(849)	(2.5)%	(391)
Coal & Coke	22,136	23	22,113	31,887	(9,751)	(30.6)%	(9,774)	(30.7)%	(92)
Food & Kindred Products	8,280	155	8,125	8,981	(701)	(7.8)%	(856)	(9.5)%	(30)
Lumber & Forest Products	20,496	958	19,538	21,313	(817)	(3.8)%	(1,775)	(8.3)%	(110)
Metallic Ores	4,910	16	4,894	4,302	608	14.1%	592	13.8%	(86)
Metals	27,015	375	26,640	34,445	(7,430)	(21.6)%	(7,805)	(22.7)%	(320)
Minerals & Stone	30,653	4,540	26,113	28,117	2,536	9.0%	(2,004)	(7.1)%	(74)
Petroleum Products	15,194	45	15,149	15,353	(159)	(1.0)%	(204)	(1.3)%	(219)
Pulp & Paper	28,952	151	28,801	29,144	(192)	(0.7)%	(343)	(1.2)%	(488)
Waste	4,709	13	4,696	4,069	640	15.7%	627	15.4%	(9)
Other	4,963	24	4,939	5,728	(765)	(13.4)%	(789)	(13.8)%	(99)
Total freight revenues	$238,153	$12,660	$225,493	$252,320	$(14,167)	(5.6)%	$(26,827)	(10.6)%	$(2,320)
The following information discusses the significant changes in our North American Operations freight revenues from existing operations by commodity group. Changes in average freight revenues per carload in a commodity group can be impacted by changes in customer rates, fuel surcharges and changes in foreign currency exchange rates, as well as changes in the mix of customer traffic within a commodity group.
Agricultural products revenues decreased $2.5 million, or 8.7%. Agricultural products traffic volume decreased 5,727 carloads, or 10.7%, which decreased revenues by $3.2 million, while average freight revenues per carload increased 2.0%, which increased revenues by $0.6 million. The carload decrease was primarily due to decreased shipments in the midwestern United States and fewer export grain trains in Canada.
Coal and coke revenues decreased $9.8 million, or 30.7%. Coal and coke traffic volume decreased 25,969 carloads, or 29.0%, which decreased revenues by $9.1 million, and average freight revenues per carload decreased 2.2%, which decreased revenues by $0.7 million. The carload decrease was due to lower demand for steam coal primarily as a result of low natural gas prices.
Lumber and forest products revenues decreased $1.8 million, or 8.3%. Lumber and forest products traffic volume decreased 1,880 carloads, or 5.3%, which decreased revenues by $1.1 million, and average freight revenues per carload decreased 3.1%, which decreased revenues by $0.7 million. The carload decrease was primarily due to decreased shipments to the west coast housing market.
Metals revenues decreased $7.8 million, or 22.7%. Metals traffic volume decreased 14,051 carloads, or 29.0%, which decreased revenues by $10.9 million, while average freight revenues per carload increased 9.0%, which increased revenues by $3.1 million. The carload decrease was due to weaker shipments of steel and scrap resulting primarily from competition from imported steel. The increase in freight revenues per carload was primarily due to the change in the mix of business.

Minerals and stone revenues decreased $2.0 million, or 7.1%. Minerals and stone average freight revenues per carload decreased 3.8%, which decreased revenues by $1.1 million, and traffic volume decreased 1,779 carloads, or 3.5%, which decreased revenues by $1.0 million. The decrease in average freight revenues per carload was primarily due to a change in mix of business. The decrease in carloads was primarily due to decreased shipments of frac sand and proppants in the midwestern and southern United States.
Petroleum products revenues decreased $0.2 million, or 1.3%. Petroleum products traffic volume decreased 1,166 carloads, or 4.7%, which decreased revenues by $0.7 million, while average freight revenues per carload increased 3.6%, which increased revenues by $0.5 million. The decrease in carloads was primarily attributable to decreased shipments of crude oil in the western United States, partially offset by an increase in shipments of natural gas liquids and liquid petroleum gases in the midwestern and northeastern United States. The increase in average freight revenues per carload was primarily due to this change in the mix of business.
Freight revenues from all remaining commodities combined decreased by $2.8 million.
Freight-Related Revenues
Freight-related revenues from our North American Operations increased $3.5 million, or 6.7%, to $56.0 million in the three months ended June 30, 2015, compared with $52.5 million in the three months ended June 30, 2014. North American freight-related revenues include revenues from port terminal railroad operations and industrial switching, where we operate trains in facilities we do not own on a contract basis, as well as demurrage, storage, car hire, track access rights, transloading and other ancillary revenues related to the movement of freight. The increase in freight-related revenues consisted of $2.0 million from new operations and $1.5 million from existing operations. The increase in freight-related revenues from existing operations was primarily due to an increase in demurrage and storage revenues, partially offset by the depreciation of the Canadian dollar relative to the United States dollar.
All Other Revenues
All other revenues from our North American Operations, which include revenues from third-party car and locomotive repairs, property rentals, railroad construction and other ancillary revenues not directly related to the movement of freight, decreased $4.1 million, or 19.6%, to $16.8 million in the three months ended June 30, 2015, compared with $20.9 million in the three months ended June 30, 2014. The decrease in all other revenues consisted of $4.7 million from existing operations, partially offset by $0.5 million from new operations. The decrease in all other revenues from existing operations was primarily due to a decrease in construction revenues as a result of fewer third-party projects in 2015 driven by our previously disclosed decision to focus our construction resources on internal projects, a decrease in car repair service revenues and the depreciation of the Canadian dollar relative to the United States dollar.
Operating Expenses
Total operating expenses from our North American Operations decreased $6.0 million, or 2.5%, to $234.4 million in the three months ended June 30, 2015, compared with $240.4 million for the three months ended June 30, 2014. The decrease consisted of $17.2 million from existing operations, partially offset by $11.2 million from new operations. The decrease from existing operations was primarily due to decreases of $10.3 million in diesel fuel used in train operations, $3.5 million in casualties and insurance, $3.0 million in materials and $1.5 million in trackage rights, partially offset by an increase of $3.0 million in depreciation and amortization. The depreciation of the Canadian dollar relative to the United States dollar resulted in a $3.1 million decrease in operating expenses from existing operations.

The following table sets forth operating expenses from our North American Operations for the three months ended June 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended June 30,
	2015		2014		Currency Impact
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$100,297	32.3%	$95,044	29.2%	$(1,129)
Equipment rents	16,485	5.3%	16,413	5.0%	(142)
Purchased services	15,220	4.9%	15,429	4.7%	(225)
Depreciation and amortization	34,936	11.2%	30,629	9.4%	(468)
Diesel fuel used in train operations	19,757	6.4%	29,302	9.0%	(401)
Casualties and insurance	6,659	2.1%	10,413	3.2%	(377)
Materials	15,675	5.0%	17,508	5.4%	(173)
Trackage rights	6,249	2.0%	7,759	2.4%	(9)
Net gain on sale of assets	(402)	(0.1)%	(1,292)	(0.4)%	40
Other expenses	19,483	6.3%	19,150	5.9%	(186)
Total operating expenses	$234,359	75.4%	$240,355	73.8%	$(3,070)
The following information discusses the significant changes in our North American Operations operating expenses.
Labor and benefits expense was $100.3 million in the three months ended June 30, 2015, compared with $95.0 million in the three months ended June 30, 2014, an increase of $5.3 million, or 5.5%. The increase consisted of $4.1 million from new operations and $1.1 million from existing operations. The increase from existing operations was primarily due to an increase in the average number of employees and annual wage and benefit increases, partially offset by a decrease of $1.1 million due to the depreciation of the Canadian dollar relative to the United States dollar.
Purchased services expense, which consists primarily of the costs of services provided by outside contractors for repairs and maintenance of track property, locomotives, railcars and other equipment was $15.2 million in the three months ended June 30, 2015, compared with $15.4 million in the three months ended June 30, 2014, a decrease of $0.2 million, or 1.4%. The decrease consisted of $1.4 million from existing operations, partially offset by $1.2 million from new operations.
Depreciation and amortization expense was $34.9 million in the three months ended June 30, 2015, compared with $30.6 million in the three months ended June 30, 2014, an increase of $4.3 million, or 14.1%. The increase consisted of $2.5 million from existing operations and $1.8 million from new operations. The increase from existing operations was primarily attributable to capital expenditures in 2014, including new business development projects, partially offset by a decrease of $0.5 million due to the depreciation of the Canadian dollar relative to the United States dollar.
The cost of diesel fuel used in train operations was $19.8 million in the three months ended June 30, 2015, compared with $29.3 million in the three months ended June 30, 2014, a decrease of $9.5 million, or 32.6%. The decrease consisted of $10.7 million from existing operations, partially offset by $1.2 million from new operations. The decrease from existing operations was primarily attributable to a 33.9% decrease in average fuel cost per gallon.
Casualties and insurance expense was $6.7 million in the three months ended June 30, 2015, compared with $10.4 million in the three months ended June 30, 2014, a decrease of $3.8 million, or 36.1%. The decrease was primarily attributable to higher expense in 2014 as a result of two severe washouts, one in Canada during the spring thaw and one in the southeastern United States.
Materials expense, which primarily consists of the costs of materials purchased for use in repairing and maintaining our track property, locomotives, railcars and other equipment as well as costs for general tools and supplies used in our business, was $15.7 million in the three months ended June 30, 2015, compared with $17.5 million in the three months ended June 30, 2014, a decrease of $1.8 million, or 10.5%. The decrease consisted of $3.1 million from existing operations, partially offset by $1.3 million from new operations. The decrease from existing operations was primarily attributable to a reduction in the level of construction projects in 2015.

Trackage rights expense was $6.2 million in the three months ended June 30, 2015, compared with $7.8 million in the three months ended June 30, 2014, a decrease of $1.5 million, or 19.5%. The decrease consisted of $1.5 million from existing operations primarily attributable to reduced traffic for a metals customer in the southern United States and reduced coal traffic due to a maintenance outage at a coal mine we serve.
Other expenses were $19.5 million in the three months ended June 30, 2015, compared with $19.2 million in the three months ended June 30, 2014, an increase of $0.3 million, or 1.7%. The increase consisted of $0.6 million from new operations, partially offset by a decrease of $0.3 million from existing operations.
Income from Operations/Operating Ratio
Income from operations from our North American Operations was $76.6 million in the three months ended June 30, 2015, compared with $85.4 million in the three months ended June 30, 2014. Income from operations in the three months ended June 30, 2015 included business development and related costs of $0.9 million and net gain on sale of assets of $0.4 million. Income from operations in the three months ended June 30, 2014 included business development and related costs of $1.6 million and net gain on sale of assets of $1.3 million. The operating ratio was 75.4% in the three months ended June 30, 2015, compared with 73.8% in the three months ended June 30, 2014.
Australian Operations
Operating Revenues
The following table sets forth our Australian Operations operating revenues and carloads by new operations and existing operations for the three months ended June 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended June 30,				Increase/(Decrease) in Total Operations		Decrease in Existing Operations
	2015			2014
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%	Currency Impact
Freight revenues	$39,464	$—	$39,464	$64,430	$(24,966)	(38.7)%	$(24,966)	(38.7)%	$(10,674)
Freight-related revenues	25,881	11,581	14,300	15,194	10,687	70.3%	(894)	(5.9)%	(2,522)
All other revenues	1,463	—	1,463	3,495	(2,032)	(58.1)%	(2,032)	(58.1)%	(568)
Total operating revenues	$66,808	$11,581	$55,227	$83,119	$(16,311)	(19.6)%	$(27,892)	(33.6)%	$(13,764)
Carloads	52,104	—	52,104	58,138	(6,034)	(10.4)%	(6,034)	(10.4)%

Freight Revenues
The following table sets forth our Australian Operations freight revenues, carloads and average freight revenues per carload for the three months ended June 30, 2015 and 2014 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
	Three Months Ended June 30,				Three Months Ended June 30,				Three Months Ended June 30,
	2015		2014		2015		2014
Commodity Group	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	2015	2014
Agricultural Products	$6,658	16.9%	$9,403	14.6%	14,816	28.5%	15,674	27.0%	$449	$600
Intermodal	18,917	47.9%	24,138	37.5%	15,657	30.0%	15,953	27.5%	1,208	1,513
Metallic Ores	11,865	30.1%	28,418	44.1%	7,137	13.7%	14,553	25.0%	1,662	1,953
Minerals & Stone	1,716	4.3%	2,078	3.2%	14,424	27.7%	11,882	20.4%	119	175
Petroleum Products	308	0.8%	393	0.6%	70	0.1%	76	0.1%	4,400	5,171
Total	$39,464	100.0%	$64,430	100.0%	52,104	100.0%	58,138	100.0%	$757	$1,108
Total traffic from our Australian Operations decreased 6,034 carloads, or 10.4%, in the three months ended June 30, 2015, compared with the same period in 2014. The traffic decrease was entirely from existing operations, as Freightliner Australia revenues are currently all freight-related. The decrease was principally due to a decrease of 7,416 carloads of metallic ores traffic, partially offset by a 2,542 carload increase in minerals and stone traffic. All remaining traffic decreased by a net 1,160 carloads.
Average freight revenues per carload from our Australian Operations decreased 31.7% to $757 in the three months ended June 30, 2015, compared with the same period in 2014. Changes in commodity mix, the depreciation of the Australian dollar relative to the United States dollar and fuel surcharge decreased average freight revenues per carload by 15.3%, 13.5% and 2.9%, respectively. Excluding the impact from commodity mix, foreign currency depreciation and fuel surcharge, average freight revenues per carload remained unchanged.
The following table sets forth the changes in our Australian Operations freight revenues by commodity group for the three months ended June 30, 2015 compared with the three months ended June 30, 2014 (dollars in thousands):

	Three Months Ended June 30,		Decrease in Total Operations		Currency Impact
	2015	2014
Commodity Group	Total Operations	Total Operations	Amount	%
Agricultural Products	$6,658	$9,403	$(2,745)	(29.2)%	$(1,558)
Intermodal	18,917	24,138	(5,221)	(21.6)%	(3,993)
Metallic Ores	11,865	28,418	(16,553)	(58.2)%	(4,713)
Minerals & Stone	1,716	2,078	(362)	(17.4)%	(345)
Petroleum Products	308	393	(85)	(21.6)%	(65)
Total freight revenues	$39,464	$64,430	$(24,966)	(38.7)%	$(10,674)
The following information discusses the significant changes in our Australian Operations freight revenues by commodity group. Changes in average freight revenues per carload in a commodity group can be impacted by changes in customer rates, fuel surcharges and changes in foreign currency exchange rates, as well as changes in the mix of customer traffic within a commodity group.
Agricultural products revenues decreased $2.7 million, or 29.2%. Agricultural products average freight revenues per carload decreased 25.2%, which decreased revenues by $2.4 million, and traffic volume decreased 858 carloads, or 5.5%, which decreased revenues by $0.4 million. The decrease in average freight revenues per carload included a $1.6 million negative impact due to the depreciation of the Australian dollar relative to the United States dollar. The remaining decrease was primarily attributable to the change in mix of business.

Intermodal revenues decreased $5.2 million, or 21.6%. Intermodal average freight revenues per carload decreased 20.2%, which decreased revenues by $4.9 million, and traffic volume decreased 296 carloads, or 1.9%, which decreased revenues by $0.4 million. The decrease in average freight revenues per carload included a $4.0 million negative impact due to the depreciation of the Australian dollar relative to the United States dollar as well as $1.4 million of reduced revenue from fuel surcharges.
Metallic ores revenues decreased $16.6 million, or 58.2%. Metallic ores traffic volume decreased 7,416 carloads, or 51.0%, which decreased revenues by $12.3 million, and average freight revenues per carload decreased 14.9%, which decreased revenues by $4.2 million. The carload decrease was primarily due to decreased iron ore shipments as a result of multiple customer mine closures. The decrease in average freight revenues per carload included a $4.7 million negative impact due to the depreciation of the Australian dollar relative to the United States dollar.
Freight revenues from all remaining commodities combined decreased by $0.4 million.
Freight-Related Revenues
Freight-related revenues from our Australian Operations, which include revenues from railcar switching, track access rights, crewing services, storage and other ancillary revenues related to the movement of freight, increased $10.7 million to $25.9 million in the three months ended June 30, 2015, compared with $15.2 million in the three months ended June 30, 2014. The increase in freight-related revenues consisted of $11.6 million from new operations, partially offset by a decrease of $0.9 million from existing operations. The decrease from existing operations included a decrease of $2.5 million due to the depreciation of the Australian dollar relative to the United States dollar.
All Other Revenues
All other revenues from our Australian Operations, which include revenues from third-party car and locomotive repairs, property rentals and other ancillary revenues not directly related to the movement of freight, decreased $2.0 million, or 58.1%, to $1.5 million in the three months ended June 30, 2015, compared with $3.5 million in the three months ended June 30, 2014. The decrease was primarily due to a reduction in third-party construction activities in 2015.
Operating Expenses
Total operating expenses from our Australian Operations for the three months ended June 30, 2015 decreased $6.1 million, or 10.6%, to $51.7 million, compared with $57.8 million for the three months ended June 30, 2014. The decrease consisted of $17.4 million from existing operations, partially offset by $11.3 million from new operations. The decrease from existing operations was primarily due to decreases in variable expenses associated with lower volumes, including $2.1 million in diesel fuel used in train operations, $2.1 million in other expenses, $1.5 million in trackage rights, $1.3 million in labor and benefits and $1.2 million in purchased services. The depreciation of the Australian dollar relative to the United States dollar resulted in a $9.5 million decrease in operating expenses from existing operations.
The following table sets forth operating expenses from our Australian Operations for the three months ended June 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended June 30,
	2015		2014		Currency Impact
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$18,750	28.0%	$18,882	22.7%	$(3,138)
Equipment rents	4,020	6.0%	2,718	3.2%	(453)
Purchased services	5,718	8.6%	7,959	9.6%	(1,296)
Depreciation and amortization	7,394	11.1%	7,172	8.6%	(1,195)
Diesel fuel used in train operations	6,218	9.3%	7,523	9.1%	(1,246)
Casualties and insurance	1,886	2.8%	2,240	2.7%	(386)
Materials	2,709	4.1%	1,463	1.8%	(246)
Trackage rights	3,424	5.1%	5,449	6.6%	(907)
Net gain on sale of assets	(32)	—%	(44)	(0.1)%	21
Other expenses	1,590	2.4%	4,426	5.3%	(682)
Total operating expenses	$51,677	77.4%	$57,788	69.5%	$(9,528)

The following information discusses the significant changes in Australian Operations operating expenses.
Labor and benefits expense was $18.8 million in the three months ended June 30, 2015, compared with $18.9 million in the three months ended June 30, 2014, a decrease of $0.1 million. The decrease consisted of $4.4 million from existing operations, partially offset by $4.3 million from new operations. The decrease from existing operations was primarily due to a decrease of $3.1 million due to the depreciation of the Australian dollar relative to the United States dollar and a decrease in the average number of employees. Our average number of employees decreased primarily as a result of changes made to the operating plans in Australia associated with mine closures.
Purchased services expense was $5.7 million in the three months ended June 30, 2015, compared with $8.0 million in the three months ended June 30, 2014, a decrease of $2.2 million, or 28.2%. The decrease consisted of $2.5 million from existing operations, partially offset by $0.3 million from new operations. The decrease from existing operations was primarily attributable to the insourcing of equipment maintenance activities and $1.3 million due to the depreciation of the Australian dollar relative to the United States dollar.
Depreciation and amortization expense was $7.4 million in the three months ended June 30, 2015, compared with $7.2 million in the three months ended June 30, 2014, an increase of $0.2 million, or 3.1%. The increase consisted of $1.0 million from new operations, partially offset by a decrease of $0.8 million from existing operations. The decrease from existing operations was primarily attributable to the depreciation of the Australian dollar relative to the United States dollar.
The cost of diesel fuel used in train operations was $6.2 million in the three months ended June 30, 2015, compared with $7.5 million in the three months ended June 30, 2014, a decrease of $1.3 million, or 17.3%. The decrease consisted of $3.4 million from existing operations, partially offset by $2.1 million from new operations. The decrease from existing operations was primarily attributable to a 28.4% decrease in average fuel cost per gallon and $1.2 million due to the depreciation of the Australian dollar relative to the United States dollar.
Trackage rights expense was $3.4 million in the three months ended June 30, 2015, compared with $5.4 million in the three months ended June 30, 2014, a decrease of $2.0 million, or 37.2%. The decrease consisted of $2.4 million from existing operations, partially offset by $0.3 million from new operations. The decrease from existing operations was primarily attributable to decreased shipments as a result of a mine closure of an iron ore customer in South Australia that moves over a segment of track owned by a third party and $0.9 million due to the depreciation of the Australian dollar relative to the United States dollar.
Other expenses were $1.6 million in the three months ended June 30, 2015, compared with $4.4 million in the three months ended June 30, 2014, a decrease of $2.8 million, or 64.1%. The decrease was primarily attributable to higher costs in 2014 related to third-party construction activities and start-up costs associated with the insourcing of equipment maintenance activities.
Income from Operations/Operating Ratio
Income from operations from our Australian Operations was $15.1 million in the three months ended June 30, 2015, compared with $25.3 million in the three months ended June 30, 2014. The operating ratio was 77.4% in the three months ended June 30, 2015, compared with 69.5% in the three months ended June 30, 2014. The increase in the operating ratio was primarily driven by the decrease in iron ore freight and freight-related revenues.

U.K./European Operations
Operating Revenues
The following table sets forth our U.K./European Operations operating revenues and carloads by new operations and existing operations for the three months ended June 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended June 30,				Increase in Total Operations		Decrease in Existing Operations
	2015			2014
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%	Currency Impact
Operating revenues:
Freight revenues	$98,049	$98,049	$—	$—	$98,049	100.0%	$—	—%	$—
Freight-related revenues	60,973	55,980	4,993	5,702	55,271	>100%	(709)	(12.4)%	(1,097)
All other revenues	5,409	5,409	—	—	5,409	100.0%	—	—%	—
Total operating revenues	$164,431	$159,438	$4,993	$5,702	$158,729	>100%	$(709)	(12.4)%	$(1,097)
Carloads	284,895	284,895	—	—	284,895	100.0%	—	—%
Freight Revenues
The following table sets forth our U.K./European Operations freight revenues, carloads and average freight revenues per carload for the three months ended June 30, 2015 and 2014 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
	Three Months Ended June 30,				Three Months Ended June 30,				Three Months Ended June 30,
	2015		2014		2015		2014
Commodity Group	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	2015	2014
Agricultural Products	$129	0.1%	$—	—%	190	0.1%	—	—%	$679	$—
Coal & Coke	9,039	9.2%	—	—%	23,380	8.2%	—	—%	387	—
Intermodal	69,999	71.4%	—	—%	214,227	75.1%	—	—%	327	—
Minerals & Stone	17,435	17.8%	—	—%	44,083	15.5%	—	—%	396	—
Other	1,447	1.5%	—	—%	3,015	1.1%	—	—%	480	—
Total	$98,049	100.0%	$—	—%	284,895	100.0%	—	—%	$344	$—
The freight revenues from our U.K./European Operations were comprised entirely of our Freightliner U.K./European operations. Freight revenues from our U.K./European Operations primarily consisted of intermodal traffic and also included minerals and stone traffic, or construction aggregates, as well as coal. There were no freight revenues from our U.K./European Operations in 2014.
Freight-Related Revenues
Freight-related revenues from our U.K./European Operations include port switching as well as traction service (or hook and pull). Traction service requires us to provide locomotives and drivers to move a customers' train between specified origin and destination points. Freight-related revenues in the U.K./Europe also include infrastructure services, where we operate work trains for the track infrastructure owner, drayage and other ancillary revenues related to the movement of freight. With the exception of infrastructure services, which are primarily in the U.K., freight-related revenues from our U.K./European Operations are primarily associated with the Continental European intermodal business.
Freight-related revenues from our U.K./European Operations increased $55.3 million to $61.0 million in the three months ended June 30, 2015, compared with $5.7 million in the three months ended June 30, 2014. The increase in freight-related revenues consisted of $56.0 million from new operations, partially offset by a decrease of $0.7 million from existing operations. The decrease from existing operations was primarily due to the depreciation of the Euro relative to the United States dollar.

All Other Revenues
All other revenues from our U.K./European Operations, which include revenues from third-party car and locomotive repairs, property rentals and other ancillary revenues not directly related to the movement of freight, consisted of $5.4 million in the three months ended June 30, 2015 as a result of new operations.
Operating Expenses
Total operating expenses from our U.K./European Operations were $156.7 million for the three months ended June 30, 2015, compared with $6.3 million for the three months ended June 30, 2014, an increase of $150.4 million. The increase in total operating expenses included $151.9 million from new operations, partially offset by a decrease of $1.5 million from existing operations. The decrease from existing operations was primarily due to the depreciation of the Euro relative to the United States dollar.
The following table sets forth operating expenses from our U.K./European Operations for the three months ended June 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended June 30,
	2015		2014		Currency Impact
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$46,249	28.1%	$1,945	34.1%	$(347)
Equipment rents	22,978	14.0%	726	12.7%	(141)
Purchased services	35,239	21.4%	869	15.2%	(168)
Depreciation and amortization	5,718	3.5%	411	7.2%	(79)
Diesel fuel used in train operations	11,920	7.2%	554	9.7%	(106)
Electricity used in train operations	4,977	3.0%	404	7.1%	(78)
Casualties and insurance	1,493	0.9%	84	1.5%	(16)
Materials	8,545	5.2%	250	4.4%	(48)
Trackage rights	12,499	7.6%	813	14.3%	(153)
Net gain on sale of assets	(56)	—%	(33)	(0.6)%	6
Other expenses	7,170	4.4%	288	5.1%	(23)
Total operating expenses	$156,732	95.3%	$6,311	110.7%	$(1,153)
Equipment rents expense consists primarily of costs associated with Freightliner's predominately leased locomotive and railcar fleet.
Purchased services expense consists primarily of costs associated with the use of contract drivers and outsourced traction service in Europe as well as port and terminal handling expenses in the U.K.
Electricity used in train operations represents the cost of powering the electric locomotive fleet in the U.K. and Continental Europe.
Trackage rights expense represents payments made to track owners under open access regimes.
Income from Operations
Income from operations from our U.K./European Operations was $7.7 million in the three months ended June 30, 2015 compared with a $0.6 million loss from operations in the three months ended June 30, 2014. The loss from operations in the three months ended June 30, 2014 included costs associated with the start-up of a significant new long-term customer contract.

Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014
Consolidated Operating Results
Operating Revenues
The following table sets forth our operating revenues and carloads by new operations and existing operations for the six months ended June 30, 2015 and 2014 (dollars in thousands):

	Six Months Ended June 30,				Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations
	2015			2014
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%	Currency Impact
Freight revenues	$673,875	$138,552	$535,323	$604,484	69,391	11.5%	(69,161)	(11.4)%	(22,473)
Freight-related revenues	222,524	77,603	144,921	140,664	81,860	58.2%	4,257	3.0%	(7,751)
All other revenues	42,850	7,079	35,771	45,694	(2,844)	(6.2)%	(9,923)	(21.7)%	(1,466)
Total operating revenues	$939,249	$223,234	$716,015	$790,842	$148,407	18.8%	$(74,827)	(9.5)%	$(31,690)
Carloads	1,253,251	354,373	898,878	977,010	276,241	28.3%	(78,132)	(8.0)%
Operating Expenses
Total operating expenses for the six months ended June 30, 2015 increased $161.3 million, or 26.6%, to $767.2 million, compared with $605.9 million for the six months ended June 30, 2014. The increase included $204.4 million from new operations, partially offset by a decrease of $43.0 million from existing operations. The decrease from existing operations was primarily due to decreases of $26.9 million in diesel fuel used in train operations, $10.5 million in purchased services, $5.0 million in casualties and insurance and $2.4 million in trackage rights. The expenses were partially offset by increases of $10.5 million in labor and benefits, $9.9 million in other expenses and $6.7 million in depreciation and amortization. The net depreciation of foreign currencies relative to the United States dollar resulted in a $24.6 million decrease in operating expenses from existing operations.
The following table sets forth our total operating expenses for the six months ended June 30, 2015 and 2014 (dollars in thousands):

	Six Months Ended June 30,
	2015		2014		Currency Impact
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$297,414	31.6%	$232,027	29.4%	$(8,033)
Equipment rents	65,515	6.9%	38,932	4.9%	(1,264)
Purchased services	80,558	8.6%	52,396	6.6%	(3,569)
Depreciation and amortization	90,265	9.6%	75,853	9.6%	(3,163)
Diesel fuel used in train operations	67,592	7.2%	79,314	10.0%	(3,260)
Electricity used in train operations	5,366	0.6%	472	0.1%	(90)
Casualties and insurance	18,561	2.0%	22,369	2.8%	(1,123)
Materials	45,624	4.9%	35,515	4.5%	(825)
Trackage rights	35,505	3.8%	26,287	3.3%	(1,831)
Net gain on sale of assets	(807)	(0.1)%	(2,207)	(0.3)%	90
Other expenses	61,585	6.6%	44,900	5.7%	(1,564)
Total operating expenses	$767,178	81.7%	$605,858	76.6%	$(24,632)

Income from Operations/Operating Ratio
Income from operations was $172.1 million in the six months ended June 30, 2015, compared with $185.0 million in the six months ended June 30, 2014. Income from operations in the six months ended June 30, 2015 included Freightliner acquisition-related costs of $13.3 million, Australian severance costs of $1.7 million, business development and related costs of $0.2 million and net gain on sale of assets of $0.8 million. Income from operations in the six months ended June 30, 2014 included business development and related costs of $2.8 million and net gain on sale of assets of $2.2 million. Our operating ratio was 81.7% in the six months ended June 30, 2015, compared with 76.6% in the six months ended June 30, 2014.
Interest Expense
Interest expense was $31.3 million in the six months ended June 30, 2015, compared with $31.5 million in the six months ended June 30, 2014.
Provision for Income Taxes
Our effective income tax rate in the six months ended June 30, 2015 was 37.6%, compared with 35.5% in the six months ended June 30, 2014. The higher effective income tax rate for the six months ended June 30, 2015 was driven primarily by certain costs related to the Freightliner acquisition that are not tax deductible.
Net Income and Earnings Per Common Share
Net income in the six months ended June 30, 2015 was $76.7 million, compared with net income in the six months ended June 30, 2014 of $100.7 million. Our basic EPS were $1.37 with 55.9 million weighted average shares outstanding in the six months ended June 30, 2015, compared with basic EPS of $1.83 with 54.9 million weighted average shares outstanding in the six months ended June 30, 2014. Our diluted EPS in the six months ended June 30, 2015 were $1.34 with 57.1 million weighted average shares outstanding, compared with diluted EPS of $1.77 with 56.9 million weighted average shares outstanding in the six months ended June 30, 2014. Our results for the six months ended June 30, 2015 and 2014 included certain items affecting comparability between the periods as previously presented in the "Overview."

Operating Results by Segment
The following tables set forth our North American Operations, Australian Operations and U.K./European Operations for the six months ended June 30, 2015 and 2014 (dollars in thousands):

	Six Months Ended June 30, 2015
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$481,183	$85,822	$106,870	$673,875
Freight-related revenues	114,323	37,072	71,129	222,524
All other revenues	33,098	3,856	5,896	42,850
Total operating revenues	$628,604	$126,750	$183,895	$939,249
Operating expenses:
Labor and benefits	209,748	36,134	51,532	297,414
Equipment rents	34,271	6,206	25,038	65,515
Purchased services	29,349	10,758	40,451	80,558
Depreciation and amortization	70,241	13,620	6,404	90,265
Diesel fuel used in train operations	43,782	9,899	13,911	67,592
Electricity used in train operations	—	—	5,366	5,366
Casualties and insurance	13,114	3,767	1,680	18,561
Materials	31,685	4,934	9,005	45,624
Trackage rights	12,793	8,420	14,292	35,505
Net gain on sale of assets	(699)	(38)	(70)	(807)
Other expenses	50,618	3,683	7,284	61,585
Total operating expenses	494,902	97,383	174,893	767,178
Income from operations	$133,702	$29,367	$9,002	$172,071
Operating ratio	78.7%	76.8%	95.1%	81.7%
Interest expense, net	$20,361	$4,604	$6,165	$31,130
Loss on settlement of foreign currency forward purchase contracts	$16,374	$2,312	$—	$18,686
Provision for income taxes	$39,226	$6,757	$179	$46,162
Carloads	836,601	106,128	310,522	1,253,251
Expenditures for additions to property & equipment, net of grants from outside parties	$118,710	$13,774	$5,041	$137,525

	Six Months Ended June 30, 2014
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$481,307	$123,177	$—	$604,484
Freight-related revenues	100,816	29,801	10,047	140,664
All other revenues	39,261	6,433	—	45,694
Total operating revenues	$621,384	$159,411	$10,047	$790,842
Operating expenses:
Labor and benefits	193,147	35,017	3,863	232,027
Equipment rents	32,699	5,021	1,212	38,932
Purchased services	30,546	20,151	1,699	52,396
Depreciation and amortization	60,824	14,234	795	75,853
Diesel fuel used in train operations	63,645	14,724	945	79,314
Electricity used in train operations	—	—	472	472
Casualties and insurance	17,477	4,741	151	22,369
Materials	32,919	2,120	476	35,515
Trackage rights	14,135	10,958	1,194	26,287
Net gain on sale of assets	(2,014)	(162)	(31)	(2,207)
Other expenses	36,027	8,341	532	44,900
Total operating expenses	479,405	115,145	11,308	605,858
Income/(loss) from operations	$141,979	$44,266	$(1,261)	$184,984
Operating ratio	77.2%	72.2%	112.6%	76.6%
Interest expense, net	$22,230	$7,549	$401	$30,180
Provision for/(benefit from) income taxes	$45,865	$11,003	$(1,401)	$55,467
Carloads	861,030	115,980	—	977,010
Expenditures for additions to property & equipment, net of grants from outside parties	$138,899	$7,880	$498	$147,277
North American Operations
Operating Revenues
The following table sets forth our North American Operations operating revenues and carloads by new operations and existing operations for the six months ended June 30, 2015 and 2014 (dollars in thousands):

	Six Months Ended June 30,				Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations
	2015			2014
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%	Currency Impact
Freight revenues	$481,183	$31,682	$449,501	$481,307	$(124)	—%	$(31,806)	(6.6)%	$(4,486)
Freight-related revenues	114,323	4,215	110,108	100,816	13,507	13.4%	9,292	9.2%	(1,544)
All other revenues	33,098	1,183	31,915	39,261	(6,163)	(15.7)%	(7,346)	(18.7)%	(509)
Total operating revenues	$628,604	$37,080	$591,524	$621,384	$7,220	1.2%	$(29,860)	(4.8)%	$(6,539)
Carloads	836,601	43,851	792,750	861,030	(24,429)	(2.8)%	(68,280)	(7.9)%

Freight Revenues
The following table sets forth our North American Operations freight revenues, carloads and average freight revenues per carload for the six months ended June 30, 2015 and 2014 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
	Six Months Ended June 30,				Six Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
Commodity Group	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	2015	2014
Agricultural Products	$65,119	13.5%	$54,601	11.4%	112,027	13.3%	101,367	11.8%	$581	$539
Autos & Auto Parts	9,373	2.0%	11,347	2.4%	14,673	1.8%	15,705	1.8%	639	723
Chemicals & Plastics	71,239	14.8%	67,142	14.0%	91,680	11.0%	82,715	9.6%	777	812
Coal & Coke	49,104	10.2%	63,137	13.1%	143,057	17.1%	175,704	20.4%	343	359
Food & Kindred Products	17,523	3.6%	17,042	3.5%	30,614	3.7%	29,310	3.4%	572	581
Lumber & Forest Products	39,993	8.3%	40,492	8.4%	67,555	8.1%	67,843	7.9%	592	597
Metallic Ores	10,121	2.1%	8,796	1.8%	12,479	1.5%	10,866	1.3%	811	809
Metals	53,413	11.1%	64,027	13.3%	69,725	8.3%	89,813	10.4%	766	713
Minerals & Stone	58,130	12.1%	47,637	9.9%	103,256	12.3%	86,824	10.1%	563	549
Petroleum Products	33,052	6.9%	31,647	6.6%	50,912	6.1%	52,688	6.1%	649	601
Pulp & Paper	56,374	11.7%	56,806	11.8%	88,067	10.5%	85,127	9.9%	640	667
Waste	8,004	1.7%	8,402	1.7%	17,517	2.1%	19,079	2.2%	457	440
Other	9,738	2.0%	10,231	2.1%	35,039	4.2%	43,989	5.1%	278	233
Total	$481,183	100.0%	$481,307	100.0%	836,601	100.0%	861,030	100.0%	$575	$559
Total traffic from our North American Operations decreased 24,429 carloads, or 2.8%, in the six months ended June 30, 2015, compared with the same period in 2014. Carloads from existing operations decreased 68,280 carloads, or 7.9%, partially offset by 43,851 carloads from new operations. The decrease in traffic from existing operations was principally due to decreases of 32,660 carloads of coal and coke traffic, 21,375 carloads of metals traffic, 6,709 carloads of other traffic, 5,218 carloads of agricultural products traffic and 3,295 carloads of lumber and forest traffic. All remaining traffic increased by a net 977 carloads.
Average freight revenues per carload from our North American Operations increased 2.9% to $575 in the six months ended June 30, 2015, compared with the same period in 2014. Average freight revenues per carload from existing operations increased 1.4% to $567. Changes in fuel surcharge and the depreciation of the Canadian dollar relative to the United States dollar decreased average freight revenues per carload from existing operations by 3.7% and 0.9%, respectively, partially offset by an increase of 1.5% due to changes in commodity mix. Excluding the impact from fuel surcharge, foreign currency depreciation and commodity mix, average freight revenues per carload from North American existing operations increased by 4.5%.

The following table sets forth the changes in our North American Operations freight revenues by commodity group segregated into new operations and existing operations for the six months ended June 30, 2015 compared with the six months ended June 30, 2014 (dollars in thousands):

	Six Months Ended June 30,				Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations		Currency Impact
	2015			2014
Commodity Group	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%
Agricultural Products	$65,119	$12,483	$52,636	$54,601	$10,518	19.3%	$(1,965)	(3.6)%	$(574)
Autos & Auto Parts	9,373	—	9,373	11,347	(1,974)	(17.4)%	(1,974)	(17.4)%	(251)
Chemicals & Plastics	71,239	4,071	67,168	67,142	4,097	6.1%	26	—%	(716)
Coal & Coke	49,104	23	49,081	63,137	(14,033)	(22.2)%	(14,056)	(22.3)%	(179)
Food & Kindred Products	17,523	459	17,064	17,042	481	2.8%	22	0.1%	(53)
Lumber & Forest Products	39,993	2,097	37,896	40,492	(499)	(1.2)%	(2,596)	(6.4)%	(219)
Metallic Ores	10,121	20	10,101	8,796	1,325	15.1%	1,305	14.8%	(188)
Metals	53,413	684	52,729	64,027	(10,614)	(16.6)%	(11,298)	(17.6)%	(591)
Minerals & Stone	58,130	11,377	46,753	47,637	10,493	22.0%	(884)	(1.9)%	(142)
Petroleum Products	33,052	104	32,948	31,647	1,405	4.4%	1,301	4.1%	(450)
Pulp & Paper	56,374	299	56,075	56,806	(432)	(0.8)%	(731)	(1.3)%	(920)
Waste	8,004	24	7,980	8,402	(398)	(4.7)%	(422)	(5.0)%	(16)
Other	9,738	41	9,697	10,231	(493)	(4.8)%	(534)	(5.2)%	(187)
Total freight revenues	$481,183	$31,682	$449,501	$481,307	$(124)	—%	$(31,806)	(6.6)%	$(4,486)
The following information discusses the significant changes in our North American Operations freight revenues from existing operations by commodity group. Changes in average freight revenues per carload in a commodity group can be impacted by changes in customer rates, fuel surcharges and changes in foreign currency exchange rates, as well as changes in the mix of customer traffic within a commodity group.
Agricultural products revenues decreased $2.0 million, or 3.6%. Agricultural products traffic volume decreased 5,218 carloads, or 5.1%, which decreased revenues by $2.9 million, while average freight revenues per carload increased 1.5%, which increased revenues by $0.9 million. The carload decrease was primarily due to decreased shipments in the midwestern United States.
Autos and auto parts revenues decreased $2.0 million, or 17.4%. Autos and auto parts average freight revenues per carload decreased 11.6%, which decreased revenues by $1.3 million, and traffic volume decreased 1,032 carloads, or 6.6%, which decreased revenues by $0.7 million. The average freight revenues per carload decrease was primarily due to a volume-linked contractual price decline.
Coal and coke revenues decreased $14.1 million, or 22.3%. Coal and coke traffic volume decreased 32,660 carloads, or 18.6%, which decreased revenues by $11.2 million, and average freight revenues per carload decreased 4.5%, which decreased revenues by $2.8 million. The carload decrease was primarily due to decreased demand for steam coal as a result of low natural gas prices.
Lumber and forest products revenues decreased $2.6 million, or 6.4%. Lumber and forest products traffic volume decreased 3,295 carloads, or 4.9%, which decreased revenues by $1.9 million, and average freight revenues per carload decreased 1.7%, which decreased revenues by $0.7 million. The carload decrease was primarily due to decreased shipments in the western and central United States.
Metallic ores revenues increased $1.3 million, or 14.8%. Metallic ores traffic volume increased 1,541 carloads, or 14.2%, which increased revenues by $1.3 million. The carload increase was primarily due to increased copper concentrate shipments in the western United States.

Metals revenues decreased $11.3 million, or 17.6%. Metals traffic volume decreased 21,375 carloads, or 23.8%, which decreased revenues by $16.5 million, while average freight revenues per carload increased 8.0%, which increased revenues by $5.2 million. The carload decrease was driven by weaker shipments of steel and scrap resulting primarily from competition from imported steel. The increase in average freight revenues per carload was primarily driven by the change in the mix of business.
Petroleum products revenues increased $1.3 million, or 4.1%. Petroleum products average freight revenues per carload increased 8.2%, which increased revenues by $2.6 million, while traffic volume decreased 1,996 carloads, or 3.8%, which decreased revenues by $1.3 million. The increase in average freight revenues per carload was primarily due to a change in mix of business.
Freight revenues from all remaining commodities combined decreased by $2.5 million.
Freight-Related Revenues
Freight-related revenues from our North American Operations increased $13.5 million, or 13.4%, to $114.3 million in the six months ended June 30, 2015, compared with $100.8 million in the six months ended June 30, 2014. The increase in freight-related revenues consisted of $9.3 million from existing operations and $4.2 million from new operations. The increase in freight-related revenues from existing operations was primarily due to an increase in demurrage and storage revenues as a result of reduced traffic volumes increasing the length of time railcars were held and increased switching revenues at North American ports, partially offset by the depreciation of the Canadian dollar relative to the United States dollar.
All Other Revenues
All other revenues from our North American Operations decreased $6.2 million, or 15.7%, to $33.1 million in the six months ended June 30, 2015, compared with $39.3 million in the six months ended June 30, 2014. The decrease in all other revenues consisted of $7.3 million from existing operations, partially offset by $1.2 million from new operations. The decrease in all other revenues from existing operations was primarily due to a decrease in construction revenues as a result of fewer third-party projects in 2015 driven by our previously disclosed decision to focus our construction resources on internal projects, a decrease in car repair service revenues and the depreciation of the Canadian dollar relative to the United States dollar.
Operating Expenses
Total operating expenses from our North American Operations increased $15.5 million, or 3.2%, to $494.9 million in the six months ended June 30, 2015, compared with $479.4 million in the six months ended June 30, 2014. The increase included $27.2 million from new operations, partially offset by a decrease of $11.7 million from existing operations. The decrease from existing operations was primarily due to decreases of $22.1 million in diesel fuel used in train operations, $4.6 million in casualties and insurance, $3.8 million in purchased services and $3.7 million in materials, partially offset by increases of $13.6 million in other expenses, $8.9 million in labor and benefits and $6.3 million in depreciation and amortization. The depreciation of the Canadian dollar relative to the United States dollar resulted in a $6.0 million decrease in operating expenses from existing operations.

The following table sets forth operating expenses from our North American Operations for the six months ended June 30, 2015 and 2014 (dollars in thousands):

	Six Months Ended June 30,
	2015		2014		Currency Impact
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$209,748	33.3%	$193,147	31.1%	$(2,221)
Equipment rents	34,271	5.4%	32,699	5.3%	(298)
Purchased services	29,349	4.7%	30,546	4.9%	(457)
Depreciation and amortization	70,241	11.2%	60,824	9.8%	(946)
Diesel fuel used in train operations	43,782	7.0%	63,645	10.2%	(942)
Casualties and insurance	13,114	2.1%	17,477	2.8%	(426)
Materials	31,685	5.0%	32,919	5.3%	(403)
Trackage rights	12,793	2.0%	14,135	2.3%	(16)
Net gain on sale of assets	(699)	(0.1)%	(2,014)	(0.3)%	53
Other expenses	50,618	8.1%	36,027	5.8%	(352)
Total operating expenses	$494,902	78.7%	$479,405	77.2%	$(6,008)
The following information discusses the significant changes in our North American Operations operating expenses.
Labor and benefits expense was $209.7 million in the six months ended June 30, 2015, compared with $193.1 million in the six months ended June 30, 2014, an increase of $16.6 million, or 8.6%. The increase consisted of $9.9 million from new operations and $6.7 million from existing operations. The increase from existing operations was primarily due to new switching contracts in the southern United States, annual wage and benefit increases and an increase in the average number of employees, partially offset by a decrease of $2.2 million due to the depreciation of the Canadian dollar relative to the United States dollar.
Purchased services expense was $29.3 million in the six months ended June 30, 2015, compared with $30.5 million in the six months ended June 30, 2014, a decrease of $1.2 million, or 3.9%. The decrease consisted of $4.3 million from existing operations, partially offset by $3.1 million from new operations. The decrease from existing operations was primarily due to a reduction in the level of third-party construction projects and $0.5 million due to the depreciation of the Canadian dollar relative to the United States dollar.
Depreciation and amortization expense was $70.2 million in the six months ended June 30, 2015, compared with $60.8 million in the six months ended June 30, 2014, an increase of $9.4 million, or 15.5%. The increase consisted of $5.4 million from existing operations and $4.0 million from new operations. The increase from existing operations was primarily attributable to capital expenditures in 2014, including new business development projects, partially offset by a decrease of $0.9 million due to the depreciation of the Canadian dollar relative to the United States dollar.
The cost of diesel fuel used in train operations was $43.8 million in the six months ended June 30, 2015, compared with $63.6 million in the six months ended June 30, 2014, a decrease of $19.9 million, or 31.2%. The decrease consisted of $23.0 million from existing operations, partially offset by $3.1 million from new operations. The decrease from existing operations was primarily attributable to a 35.6% decrease in average fuel cost per gallon.
Casualties and insurance expense was $13.1 million in the six months ended June 30, 2015, compared with $17.5 million in the six months ended June 30, 2014, a decrease of $4.4 million, or 25.0%. The decrease consisted of $5.0 million from existing operations, partially offset by $0.6 million from new operations. The decrease from existing operations was primarily attributable to higher expense in 2014 as a result of severe weather-related incidents.
Materials expense was $31.7 million in the six months ended June 30, 2015, compared with $32.9 million in the six months ended June 30, 2014, a decrease of $1.2 million, or 3.7%. The decrease consisted of $4.1 million from existing operations, partially offset by $2.8 million from new operations. The decrease from existing operations was primarily attributable to a reduction in the level of construction projects in 2015.

Other expenses were $50.6 million in the six months ended June 30, 2015, compared with $36.0 million in the six months ended June 30, 2014, an increase of $14.6 million, or 40.5%. The increase consisted of $13.3 million from existing operations and $1.3 million from new operations. The increase from existing operations was primarily attributable to an increase in business development and related costs as a result of the Freightliner acquisition.
Income from Operations/Operating Ratio
Income from operations from our North American Operations was $133.7 million in the six months ended June 30, 2015, compared with $142.0 million in the six months ended June 30, 2014. Income from operations in the six months ended June 30, 2015 included Freightliner acquisition and integration costs of $13.2 million, other business development and related costs of $0.3 million and net gain on sale of assets of $0.7 million. Income from operations in the six months ended June 30, 2014 included business development and related costs of $1.8 million and net gain on sale of assets of $2.0 million. The operating ratio was 78.7% in the six months ended June 30, 2015, compared with 77.2% in the six months ended June 30, 2014.
Australian Operations
Operating Revenues
The following table sets forth our Australian Operations operating revenues and carloads by new operations and existing operations for the six months ended June 30, 2015 and 2014 (dollars in thousands):

	Six Months Ended June 30,				Increase/(Decrease) in Total Operations		Decrease in Existing Operations
	2015			2014
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%	Currency Impact
Freight revenues	$85,822	$—	$85,822	$123,177	$(37,355)	(30.3)%	$(37,355)	(30.3)%	$(17,987)
Freight-related revenues	37,072	12,372	24,700	29,801	7,271	24.4%	(5,101)	(17.1)%	(4,321)
All other revenues	3,856	—	3,856	6,433	(2,577)	(40.1)%	(2,577)	(40.1)%	(957)
Total operating revenues	$126,750	$12,372	$114,378	$159,411	$(32,661)	(20.5)%	$(45,033)	(28.2)%	$(23,265)
Carloads	106,128	—	106,128	115,980	(9,852)	(8.5)%	(9,852)	(8.5)%
Freight Revenues
The following table sets forth our Australian Operations freight revenues, carloads and average freight revenues per carload for the six months ended June 30, 2015 and 2014 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
	Six Months Ended June 30,				Six Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
Commodity Group	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	2015	2014
Agricultural Products	$13,426	15.6%	$19,168	15.6%	29,412	27.7%	32,653	28.2%	$456	$587
Intermodal	36,160	42.1%	45,509	36.9%	30,006	28.3%	30,665	26.4%	1,205	1,484
Metallic Ores	31,980	37.3%	53,597	43.5%	17,883	16.9%	27,848	24.0%	1,788	1,925
Minerals & Stone	3,665	4.3%	4,218	3.4%	28,694	27.0%	24,679	21.3%	128	171
Petroleum Products	591	0.7%	685	0.6%	133	0.1%	135	0.1%	4,444	5,074
Total	$85,822	100.0%	$123,177	100.0%	106,128	100.0%	115,980	100.0%	$809	$1,062
Total traffic from our Australian Operations decreased 9,852 carloads, or 8.5%, in the six months ended June 30, 2015, compared with the same period in 2014. The traffic decrease was entirely from existing operations, as Freightliner Australia revenues are currently all freight-related. The decrease was principally due to decreases of 9,965 carloads of metallic ores traffic and 3,241 carloads of agricultural products traffic, partially offset by a 4,015 carload increase in minerals and stone traffic. All remaining traffic decreased by a net 661 carloads.

Average freight revenues per carload from our Australian Operations decreased 23.8% to $809 in the six months ended June 30, 2015, compared with the same period in 2014. Changes in the depreciation of the Australian dollar relative to the United States dollar, commodity mix and fuel surcharge decreased average freight revenues per carload by 13.0%, 11.0% and 2.9%, respectively. Excluding the impact from foreign currency depreciation, commodity mix and fuel surcharge, average freight revenues per carload increased by 3.1%.
The following table sets forth the changes in our Australian Operations freight revenues by commodity group for the six months ended June 30, 2015 compared with the six months ended June 30, 2014 (dollars in thousands):

	Six Months Ended June 30,		Decrease in Total Operations		Currency Impact
	2015	2014
Commodity Group	Total Operations	Total Operations	Amount	%
Agricultural Products	$13,426	$19,168	$(5,742)	(30.0)%	$(2,783)
Intermodal	36,160	45,509	(9,349)	(20.5)%	(6,668)
Metallic Ores	31,980	53,597	(21,617)	(40.3)%	(7,823)
Minerals & Stone	3,665	4,218	(553)	(13.1)%	(612)
Petroleum Products	591	685	(94)	(13.7)%	(101)
Total freight revenues	$85,822	$123,177	$(37,355)	(30.3)%	$(17,987)
The following information discusses the significant changes in our Australian Operations freight revenues by commodity group. Changes in average freight revenues per carload in a commodity group can be impacted by changes in customer rates, fuel surcharges and changes in foreign currency exchange rates, as well as changes in the mix of customer traffic within a commodity group.
Agricultural products revenues decreased $5.7 million, or 30.0%. Agricultural products average freight revenues per carload decreased 22.3%, which decreased revenues by $4.3 million, and traffic volume decreased 3,241 carloads, or 9.9%, which decreased revenues by $1.5 million. The decrease in average freight revenues per carload included a $2.8 million negative impact due to the depreciation of the Australian dollar relative to the United States dollar. The remaining decrease was primarily attributable to the change in mix of business.
Intermodal revenues decreased $9.3 million, or 20.5%. Intermodal average freight revenues per carload decreased 18.8%, which decreased revenues by $8.6 million, and traffic volume decreased 659 carloads, or 2.1%, which decreased revenues by $0.8 million. The decrease in average freight revenues per carload included a $6.7 million negative impact due to the depreciation of the Australian dollar relative to the United States dollar as well as $2.8 million of reduced revenue from fuel surcharges.
Metallic ores revenues decreased $21.6 million, or 40.3%. Metallic ores traffic volume decreased 9,965 carloads, or 35.8%, which decreased revenues by $17.8 million, and average freight revenues per carload decreased 7.1%, which decreased revenues by $3.8 million. The carload decrease was primarily due to decreased iron ore shipments as a result of multiple customer mine closures. The decrease in average freight revenues per carload included a $7.8 million negative impact due to the depreciation of the Australian dollar relative to the United States dollar.
Freight revenues from all remaining commodities combined decreased by $0.6 million.
Freight-Related Revenues
Freight-related revenues from our Australian Operations increased $7.3 million, or 24.4%, to $37.1 million in the six months ended June 30, 2015, compared with $29.8 million in the six months ended June 30, 2014. The increase in freight-related revenues consisted of $12.4 million from new operations, partially offset by a decrease of $5.1 million from existing operations. The decrease from existing operations was primarily due to the depreciation of the Australian dollar relative to the United States dollar.
All Other Revenues
All other revenues from our Australian Operations decreased $2.6 million, or 40.1%, to $3.9 million in the six months ended June 30, 2015, compared with $6.4 million in the six months ended June 30, 2014. The decrease included $1.0 million due to the depreciation of the Australian dollar relative to the United States dollar.

Operating Expenses
Total operating expenses from our Australian Operations for the six months ended June 30, 2015 decreased $17.8 million, or 15.4%, to $97.4 million, compared with $115.1 million for the six months ended June 30, 2014. The decrease consisted of $30.1 million from existing operations, partially offset by $12.3 million from new operations. The decrease from existing operations was primarily due to decreases in variable expenses associated with lower volumes including $6.9 million in purchased services, $4.9 million in diesel fuel used in train operations, $3.5 million in other expenses and $1.4 million in trackage rights, partially offset by increases of $2.6 million in materials and $1.7 million in labor and benefits. The depreciation of the Australian dollar relative to the United States dollar resulted in a $16.6 million decrease in operating expenses from existing operations.
The following table sets forth operating expenses from our Australian Operations for the six months ended June 30, 2015 and 2014 (dollars in thousands):

	Six Months Ended June 30,
	2015		2014		Currency Impact
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$36,134	28.5%	$35,017	22.0%	$(5,146)
Equipment rents	6,206	4.9%	5,021	3.2%	(737)
Purchased services	10,758	8.5%	20,151	12.6%	(2,796)
Depreciation and amortization	13,620	10.7%	14,234	8.9%	(2,069)
Diesel fuel used in train operations	9,899	7.8%	14,724	9.2%	(2,142)
Casualties and insurance	3,767	3.0%	4,741	3.0%	(669)
Materials	4,934	3.9%	2,120	1.3%	(331)
Trackage rights	8,420	6.6%	10,958	6.9%	(1,593)
Net gain on sale of assets	(38)	—%	(162)	(0.1)%	32
Other expenses	3,683	2.9%	8,341	5.2%	(1,166)
Total operating expenses	$97,383	76.8%	$115,145	72.2%	$(16,617)
The following information discusses the significant changes in Australian Operations operating expenses.
Labor and benefits expense was $36.1 million in the six months ended June 30, 2015, compared with $35.0 million in the six months ended June 30, 2014, an increase of $1.1 million, or 3.2%. The increase consisted of $4.6 million from new operations, partially offset by a decrease of $3.5 million from existing operations. The decrease from existing operations included a decrease of $5.1 million due to the depreciation of the Australian dollar relative to the United States dollar and decreased headcount as a result of changes made to the operating plans in Australia associated with mine closures, partially offset by severance costs and increased headcount due to the insourcing of equipment and maintenance activities.
Purchased services expense was $10.8 million in the six months ended June 30, 2015, compared with $20.2 million in the six months ended June 30, 2014, a decrease of $9.4 million, or 46.6%. The decrease consisted of $9.7 million from existing operations, partially offset by $0.3 million from new operations. The decrease from existing operations was primarily attributable to the insourcing of equipment maintenance activities and $2.8 million due to the depreciation of the Australian dollar relative to the United States dollar.
Depreciation and amortization expense was $13.6 million in the six months ended June 30, 2015, compared with $14.2 million in the six months ended June 30, 2014, a decrease of $0.6 million, or 4.3%. The decrease consisted of $1.7 million from existing operations, partially offset by $1.1 million from new operations. The decrease from existing operations included a decrease of $2.1 million due to the depreciation of the Australian dollar relative to the United States dollar, partially offset by a $0.4 million increase primarily attributable to capital expenditures in 2014, including new business development projects.
The cost of diesel fuel used in train operations was $9.9 million in the six months ended June 30, 2015, compared with $14.7 million in the six months ended June 30, 2014, a decrease of $4.8 million, or 32.8%. The decrease consisted of $7.0 million from existing operations, partially offset by $2.2 million from new operations. The decrease from existing operations was primarily attributable to a 31.6% decrease in average fuel cost per gallon and $2.1 million due to the depreciation of the Australian dollar relative to the United States dollar.

Materials expense was $4.9 million in the six months ended June 30, 2015, compared with $2.1 million in the six months ended June 30, 2014, an increase of $2.8 million. The increase consisted of $2.2 million from existing operations and $0.6 million from new operations. The increase from existing operations was primarily attributable to the insourcing of equipment maintenance activities.
Trackage rights expense was $8.4 million in the six months ended June 30, 2015, compared with $11.0 million in the six months ended June 30, 2014, a decrease of $2.5 million, or 23.2%. The decrease consisted of $3.0 million from existing operations, partially offset by $0.5 million from new operations. The decrease from existing operations was primarily attributable to decreased shipments as a result of a mine closure of an iron ore customer in South Australia that moves over a segment of track owned by a third party and $1.6 million due to the depreciation of the Australian dollar relative to the United States dollar.
Other expenses were $3.7 million in the six months ended June 30, 2015, compared with $8.3 million in the six months ended June 30, 2014, a decrease of $4.7 million, or 55.8%. The decrease was primarily attributable to higher expense in 2014 related to start-up costs associated with the insourcing of equipment maintenance activities.
Income from Operations/Operating Ratio
Income from operations from our Australian Operations was $29.4 million in the six months ended June 30, 2015, compared with $44.3 million in the six months ended June 30, 2014. Income from operations in the six months ended June 30, 2015 included $1.7 million of severance costs. Income from operations in the six months ended June 30, 2014 included business development and related costs of $1.0 million and net gain on sale of assets of $0.2 million. The operating ratio was 76.8% in the six months ended June 30, 2015, compared with 72.2% in the six months ended June 30, 2014. The increase was primarily driven by iron ore freight and freight-related revenues.
U.K./European Operations
Operating Revenues
The following table sets forth our U.K./European Operations operating revenues and carloads by new operations and existing operations for the six months ended June 30, 2015 and 2014 (dollars in thousands):

	Six Months Ended June 30,				Increase in Total Operations		Increase in Existing Operations
	2015			2014
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%	Currency Impact
Operating revenues:
Freight revenues	$106,870	$106,870	$—	$—	$106,870	100.0%	$—	—%	$—
Freight-related revenues	71,129	61,016	10,113	10,047	61,082	>100%	66	0.7%	(1,886)
All other revenues	5,896	5,896	—	—	5,896	100.0%	—	—%	—
Total operating revenues	$183,895	$173,782	$10,113	$10,047	$173,848	>100%	$66	0.7%	$(1,886)
Carloads	310,522	310,522	—	—	310,522	100.0%	—	—%

Freight Revenues
The following table sets forth our U.K./European Operations freight revenues, carloads and average freight revenues per carload for the six months ended June 30, 2015 and 2014 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
	Six Months Ended June 30,				Six Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
Commodity Group	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	2015	2014
Agricultural Products	$141	0.1%	$—	—%	207	0.1%	—	—%	$681	$—
Coal & Coke	9,852	9.2%	—	—%	25,484	8.2%	—	—%	387	—
Intermodal	76,296	71.4%	—	—%	233,499	75.1%	—	—%	327	—
Minerals & Stone	19,004	17.8%	—	—%	48,046	15.5%	—	—%	396	—
Other	1,577	1.5%	—	—%	3,286	1.1%	—	—%	480	—
Total	$106,870	100.0%	$—	—%	310,522	100.0%	—	—%	$344	$—
The freight revenues from our U.K./European Operations were comprised entirely of our Freightliner U.K./European operations. Freight revenues from our U.K./European Operations primarily consisted of intermodal traffic and also included minerals and stone traffic, or construction aggregates, as well as coal. There were no freight revenues from our U.K./European Operations in 2014.
Freight-Related Revenues
Freight-related revenues from our U.K./European Operations include port switching as well as traction service (or hook and pull). Traction service requires us to provide locomotives and drivers to move a customers' train between specified origin and destination points. Freight-related revenues in the U.K./Europe also include infrastructure services, where we operate work trains for the track infrastructure owner, drayage and other ancillary revenues related to the movement of freight. With the exception of infrastructure services, which are primarily in the U.K., freight-related revenues from our U.K./European Operations are primarily associated with the Continental European intermodal business.
Freight-related revenues from our U.K./European Operations increased $61.1 million to $71.1 million in the six months ended June 30, 2015, compared with $10.0 million in the six months ended June 30, 2014, primarily due to our new Freightliner operations.
All Other Revenues
All other revenues from our U.K./European Operations, which include revenues from third-party car and locomotive repairs, property rentals and other ancillary revenues not directly related to the movement of freight, consisted of $5.9 million in the six months ended June 30, 2015 as a result of our new Freightliner operations.
Operating Expenses
Total operating expenses from our U.K./European Operations were $174.9 million for the six months ended June 30, 2015, compared with $11.3 million for the six months ended June 30, 2014, an increase of $163.6 million. The increase included $164.9 million from new operations, partially offset by a decrease of $1.3 million from existing operations. The decrease from existing operations was primarily due to the net depreciation of the Euro relative to the United States dollar.

The following table sets forth operating expenses from our U.K./European Operations for the six months ended June 30, 2015 and 2014 (dollars in thousands):

	Six Months Ended June 30,
	2015		2014		Currency Impact
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$51,532	27.9%	$3,863	38.5%	$(666)
Equipment rents	25,038	13.6%	1,212	12.1%	(229)
Purchased services	40,451	22.0%	1,699	16.9%	(316)
Depreciation and amortization	6,404	3.5%	795	7.9%	(148)
Diesel fuel used in train operations	13,911	7.6%	945	9.4%	(176)
Electricity used in train operations	5,366	2.9%	472	4.7%	(90)
Casualties and insurance	1,680	0.9%	151	1.5%	(28)
Materials	9,005	4.9%	476	4.7%	(91)
Trackage rights	14,292	7.8%	1,194	11.9%	(222)
Net gain on sale of assets	(70)	—%	(31)	(0.3)%	5
Other expenses	7,284	4.0%	532	5.3%	(46)
Total operating expenses	$174,893	95.1%	$11,308	112.6%	$(2,007)
Equipment rents expense consists primarily of costs associated with Freightliner's predominately leased locomotive and railcar fleet.
Purchased services expense consists primarily of costs associated with the use of contract drivers and outsourced traction service in Europe as well as port and terminal handling expenses in the U.K.
Electricity used in train operations represents the cost of powering the electric locomotive fleet in the U.K. and Continental Europe.
Trackage rights expense represents payments made to track owners under open access regimes.
Income from Operations
Income from operations from our U.K./European Operations was $9.0 million in the six months ended June 30, 2015, compared with a $1.3 million loss from operations in the six months ended June 30, 2014. The loss in the six months ended June 30, 2014 included costs associated with the start-up of a significant new long-term customer contract.
Liquidity and Capital Resources
We had cash and cash equivalents of $30.3 million at June 30, 2015. Based on current expectations, we believe our cash and other liquid assets, anticipated future cash flows, availability under the Credit Agreement, access to debt and equity capital markets and sources of available financing will be sufficient to fund expected operating, capital and debt service requirements and other financial commitments for the foreseeable future.
At June 30, 2015, we had long-term debt, including current portion, totaling $2.4 billion, which was 49.3% of our total capitalization, and $531.4 million of unused borrowing capacity under the Credit Agreement. At December 31, 2014, we had long-term debt, including current portion, totaling $1.6 billion, which was 40.7% of our total capitalization. During the six months ended June 30, 2015, we completed the acquisition of Freightliner for cash consideration of £492.1 million (or $733.0 million at the exchange rate on March 25, 2015). We financed the acquisition through a combination of available cash and borrowings under the Credit Agreement (see Credit Agreement below).
During the six months ended June 30, 2015 and 2014, we generated $184.7 million and $200.1 million, respectively, of cash from operating activities. Changes in working capital decreased net cash flows by $28.6 million and $12.6 million for the six months ended June 30, 2015 and 2014, respectively. Cash flow from operating activities during the six months ended June 30, 2015 included $30.9 million of cash used for Freightliner acquisition and integration costs.

During the six months ended June 30, 2015 and 2014, our cash used in investing activities was $879.8 million and $363.3 million, respectively. For the six months ended June 30, 2015, primary drivers of cash used in investing activities were $726.7 million of cash paid for acquisitions, including the acquisitions of Freightliner and Pinsly Arkansas, $160.2 million of cash used for capital expenditures, including $37.0 million for new business investments, $18.7 million of net cash paid for the settlement of the foreign currency forward purchase contracts related to the acquisition of Freightliner, partially offset by $22.7 million in cash received from grants from outside parties for capital spending. For the six months ended June 30, 2014, primary drivers of cash used in investing activities were $220.5 million of cash paid for acquisitions, predominately for RCP&E's acquisition, $174.9 million of cash used for capital expenditures, including new business investments of $61.0 million, partially offset by $27.6 million in cash received from grants from outside parties for capital spending.
During the six months ended June 30, 2015 and 2014, our cash flows provided by financing activities were $667.6 million and $133.9 million, respectively. For the six months ended June 30, 2015, primary drivers of cash flows provided by financing activities were net proceeds of $665.1 million primarily related to borrowings from the refinancing of our credit agreement in conjunction with our acquisition of Freightliner. For the six months ended June 30, 2014, primary drivers of cash flows provided by financing activities were net proceeds of $126.3 million related to the amendment to our prior credit agreement in May 2014 and net cash inflows of $7.6 million from exercises of stock-based awards.
Credit Agreement
In anticipation of our acquisition of Freightliner, we entered into Amendment No. 1 to the Amended and Restated Senior Secured Syndicated Credit Facility Agreement (the Credit Agreement) on March 20, 2015. In connection with entering into the Credit Agreement, we wrote-off $2.0 million of unamortized deferred financing fees and capitalized an additional $5.5 million of new fees. Deferred financing costs are amortized as additional interest expense over the term of the related debt using the effective-interest method for the term loan debt and the straight-line method for the revolving credit facility.
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
At our election, at the time of entering into specific borrowings, interest on borrowings is calculated under a "Base Rate" or "LIBOR/BBSW Rate." LIBOR is the London Interbank Offered Rate. BBSW is the Bank Bill Swap Reference Rate within Australia, which we believe is generally considered the Australian equivalent to LIBOR. The applicable borrowing spread for the Base Rate loans was initially 1.0% over the base rate, and, following our first quarterly compliance certificate, ranges from 0.0% to 1.0% depending upon our total leverage ratio. The applicable borrowing spread for LIBOR/BBSW Rate loans was initially 2.0% over the LIBOR or BBSW and, following our first quarterly compliance certificate, ranges from 1.0% to 2.0% depending upon our total leverage ratio as defined in the Credit Agreement.
In addition to paying interest on any outstanding borrowings under the Credit Agreement, we are required to pay a commitment fee related to the unutilized portion of the commitments under the revolving credit facility. The commitment fee rate was initially 0.3% per annum and, following our first quarterly compliance certificate, ranges from 0.2% to 0.3% depending upon our total leverage ratio as defined in the Credit Agreement.
Since entering into the Credit Agreement, we made prepayments on our Australian term loan of A$14.0 million (or $10.7 million at the exchange rates on the dates the payments were made). As of June 30, 2015, we had outstanding term loans of $1,782.0 million with an interest rate of 2.19%, A$310.6 million (or $239.5 million at the exchange rate on June 30, 2015) with an interest rate of 4.09% and £101.7 million (or $159.9 million at the exchange rate on June 30, 2015) with an interest rate of 2.51%.

The United States dollar-denominated, Australian dollar-denominated and British pound-denominated term loans will amortize in quarterly installments commencing with the quarter ending September 30, 2016, with the remaining principal balance payable upon maturity, as set forth below (amounts in thousands):

	Quarterly Payment Date	Principal Amount of Each Quarterly Installment
United States dollar:	September 30, 2016 through June 30, 2018		$22,275
	September 30, 2018 through December 31, 2019		$44,550
	Maturity date - March 31, 2020		$1,336,500

Australian dollar:	September 30, 2016 through June 30, 2018	A$	4,058
	September 30, 2018 through December 31, 2019	A$	8,116
	Maturity date - March 31, 2020	A$	229,470

British pound:	September 30, 2016 through June 30, 2018		£1,271
	September 30, 2018 through December 31, 2019		£2,542
	Maturity date - March 31, 2020		£76,261
As of June 30, 2015, out of our $625.0 million of available capacity under our revolving credit facility, we had $91.1 million in borrowings, $2.5 million in letter of credit guarantees and $531.4 million of unused borrowing capacity. Our availability to draw from our unused borrowing capacity is subject to covenant limitations as discussed below.
As of June 30, 2015, we had outstanding revolving loans of $46.0 million in United States dollar-denominated borrowings with an interest rate of 2.19%, C$35.5 million in Canadian dollar-denominated borrowings (or $28.4 million at the exchange rate on June 30, 2015) with an interest rate of 2.99%, £8.5 million in British pound-denominated borrowings (or $13.4 million at the exchange rate on June 30, 2015) with an interest rate of 2.51% and €3.0 million in Euro-denominated borrowings (or $3.3 million at the exchange rate on June 30, 2015) with an interest rate of 1.92%.
The Credit Agreement contains a number of customary affirmative and negative covenants with respect to which we must maintain compliance. Those covenants, among other things, limit or prohibit our ability, subject to certain exceptions, to incur additional indebtedness; create liens; make investments; pay dividends on capital stock or redeem, repurchase or retire capital stock; consolidate or merge or make acquisitions or dispose of assets; enter into sale and leaseback transactions; engage in any business unrelated to the business currently conducted by us; sell or issue capital stock of certain of our restricted subsidiaries; change our fiscal year; enter into certain agreements containing negative pledges and upstream limitations and engage in certain transactions with affiliates. As defined within the Credit Agreement, we may not exceed specified maximum total leverage ratios as described in the following table:

Quarterly Periods Ending	Maximum Total Leverage Ratio
March 31, 2015 through March 31, 2016	4.50 to 1.00
June 30, 2016 through June 30, 2017	3.75 to 1.00
September 30, 2017 through March 31, 2020	3.50 to 1.00
As of June 30, 2015, we were in compliance with the covenants under the Credit Agreement. Our total leverage ratio, using the calculation defined within the Credit Agreement, was 3.51 to 1.00 as of June 30, 2015.
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

2015 Budgeted Capital Expenditures
During the six months ended June 30, 2015, we incurred $158.8 million in aggregate capital expenditures, of which we paid $113.7 million in cash and accrued $45.1 million in accounts payable as of June 30, 2015. We expect to receive $8.9 million in grants from outside parties related to these capital expenditures, which was included in outstanding grant receivables from outside parties as of June 30, 2015.
Cash of $160.2 million paid for purchases of property and equipment during the six months ended June 30, 2015 consisted of $113.7 million for 2015 capital projects and $46.5 million related to capital expenditures accrued in 2014. Grant proceeds from outside parties during the six months ended June 30, 2015 consisted of $4.0 million for grants related to 2015 capital expenditures and $18.7 million for grants related to our capital expenditures from prior years.
Accordingly, capital expenditures for the six months ended June 30, 2015, as compared with our 2015 full year budgeted capital expenditures can be summarized as follows (dollars in thousands):

	2015 Budgeted	Actual for the
	Capital	Six Months Ended
	Expenditures (a)	June 30, 2015
Track and equipment improvements, self-funded	$250,000	$106,232
Track and equipment improvements, subject to third-party funding	98,000	15,585
New business development	37,000	37,013
Grants from outside parties	(77,000)	(12,887)
Net capital expenditures	$308,000	$145,943
(a) Our 2015 full year budgeted capital expenditures has been updated to include approximately $31 million of equipment improvements related to the acquisition of Freightliner.
We periodically receive grants for the upgrade and construction of rail lines and the upgrade of locomotives from federal, provincial, state and local agencies and other outside parties in the United States, Canada and Australia. These grants typically reimburse us for 50% to 100% of the actual cost of specific projects.
Off-Balance Sheet Arrangements
An off-balance sheet arrangement includes any contractual obligation, agreement or transaction involving an unconsolidated entity under which we (1) have made guarantees, (2) have a retained or contingent interest in transferred assets, or a similar arrangement, that serves as credit, liquidity or market risk support to that entity for such assets, (3) have an obligation under certain derivative instruments or (4) have any obligation arising out of a material variable interest in such an entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing or hedging services with us. Our off-balance sheet arrangements as of December 31, 2014 consisted of operating lease obligations. Other than the operating leases and credit/payment guarantees acquired from Freightliner (see Note 2, Changes in Operations, to our Consolidated Financial Statements), there were no material changes in our off-balance sheet arrangements during the six months ended June 30, 2015.
Impact of Foreign Currencies on Operating Revenues and Expenses
When comparing the effects of average foreign currency exchange rates on operating revenues and operating expenses during the three and six months ended June 30, 2015 with the three and six months ended June 30, 2014, foreign currency translation had a negative impact on our consolidated operating revenues and a positive impact on our consolidated operating expenses due to the weakening of the Australian and Canadian dollars relative to the United States dollar in the three and six months ended June 30, 2015. Currency effects related to operating revenues and expenses are presented within the discussion of these respective items included within this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Except as disclosed below, during the six months ended June 30, 2015, there were no material changes to the Quantitative and Qualitative Disclosures About Market Risk previously disclosed in our 2014 Annual Report on Form 10-K (see Note 6, Derivative Financial Instruments, to our Consolidated Financial Statements).

Foreign Currency Exchange Rate Risk
As of June 30, 2015, our foreign subsidiaries had $521.4 million of third-party debt, including capital leases, denominated in the local currencies in which our foreign subsidiaries operate, including the British pound, Australian dollar, Canadian dollar and the Euro. The debt service obligations associated with this foreign currency debt are generally funded directly from those foreign operations. As a result, foreign currency risk related to this portion of our debt service payments is limited. However, in the event the foreign currency debt service is not paid by our foreign subsidiaries and is paid by United States subsidiaries, we may face exchange rate risk if the British pound, Australian dollar, Canadian dollar or the Euro were to appreciate relative to the United States dollar and require higher United States dollar equivalent cash.
We are also exposed to foreign currency exchange rate risk related to our foreign subsidiaries, including non-functional currency intercompany debt, typically as a result of intercompany debt from our United States subsidiaries to our foreign subsidiaries associated with acquisitions and any timing difference between announcement and closing of an acquisition of a foreign business. To mitigate currency exposures related to non-functional currency denominated intercompany debt, cross-currency swap contracts or foreign currency forward contracts may be entered into for periods consistent with the underlying debt. In determining the fair value of the derivative contract, the significant inputs to valuation models are quoted market prices of similar instruments in active markets. To mitigate currency exposures of non-United States dollar-denominated acquisitions, we may enter into foreign currency forward purchase contracts. However, cross-currency swap contracts and foreign currency forward purchase contracts used to mitigate exposures on foreign currency intercompany debt may not qualify for hedge accounting. In cases where the cross-currency swap contracts and foreign currency forward purchase contracts do not qualify for hedge accounting, we believe that such instruments are closely correlated with the underlying exposure, thus reducing the associated risk. The gains or losses from changes in the fair value of derivative instruments that do not qualify for hedge accounting are recognized in current period earnings within other income, net.
On February 25, 2015, we announced our entry into an agreement to acquire all of the outstanding share capital of RailInvest Holding Company Limited, the parent company of Freightliner, for cash consideration of approximately £490 million (or approximately $755 million at the exchange rate on February 25, 2015). Shortly after the announcement of the acquisition, we entered into British pound forward purchase contracts to fix £307.1 million of the purchase price to US$475.0 million and £84.7 million of the purchase price to A$163.8 million. The subsequent decrease in value of the British pound versus the United States and Australian dollars between the dates the British pound forward purchase contracts were entered into and March 23, 2015, the date that the £391.8 million in funds were delivered, resulted in a loss on settlement of foreign currency forward purchase contracts of $18.7 million for the six months ended June 30, 2015.
On March 25, 2015, we closed on the Freightliner transaction and paid cash consideration for the acquisition of £492.1 million (or $733.0 million at the exchange rate on March 25, 2015). We financed the acquisition through a combination of available cash and borrowings under the Credit Agreement. A portion of the funds was transferred from the United States to the U.K. through an intercompany loan with a notional amount of £120.0 million (or $181.0 million at the exchange rate on the effective date of the loan) and accrued interest as of June 30, 2015 of £2.0 million (or $3.2 million at the exchange rate on June 30, 2015), each of which are expected to remain until maturity of the loan. To mitigate the foreign currency exchange rate risk related to this non-functional currency intercompany loan and related interest, we entered into British pound forward purchase contracts, which are accounted for as cash flow hedges. The fair values of our British pound forward purchase contracts were estimated based on Level 2 inputs. Our effectiveness testing during the three and six months ended June 30, 2015 resulted in no amount of gain or loss reclassified from accumulated other comprehensive loss into earnings due to ineffectiveness.
The following table summarizes our outstanding British pound forward purchase contracts (British pounds in thousands):

Effective Date	Settlement Date	Notional Amount	Exchange Rate
3/25/2015	3/25/2020	£60,000	1.50
3/25/2015	3/25/2020	£60,000	1.51
6/30/2015	3/25/2020	£2,035	1.57

On March 25, 2015, as part of the Freightliner acquisition we recorded a contingent liability within other long-term liabilities of £24.0 million (or $35.7 million at the exchange rate on March 25, 2015). This contingent liability represents the aggregate fair value of the shares transferred to us by the Management Shareholders representing an economic interest of approximately 6% on the acquisition date at the Freightliner acquisition price per share, in exchange for the right to receive cash consideration for the representative economic interest in the future (deferred consideration). We will recalculate the estimated fair value of the deferred consideration in each reporting period until it is paid in full by using a contractual formula designed to estimate the economic value of the Management Shareholders' retained interest in a manner consistent with that used to derive the Freightliner acquisition price per share on the acquisition date. Accordingly, a change in the fair value of the deferred consideration could have a material effect on our results of operations for the period in which a change in estimate occurs. As of June 30, 2015, there was no change in the estimated fair value of the deferred consideration (see Note 7, Fair Value of Financial Instruments, to our Consolidated Financial Statements), resulting in no change to the contingent liability. We expect to recognize future changes in the contingent liability for the estimated fair value of the deferred consideration through other expenses within our consolidated statement of operations. These future changes in the estimated fair value of the deferred consideration are not expected to be deductible for tax purposes. Each of the Management Shareholders may elect to receive one third of their respective deferred consideration valued as of March 31, 2018, 2019 and 2020. The remaining portion of the deferred consideration will be valued as of March 31, 2020, and paid by the end of 2020.
The following table presents financial instruments carried at fair value using Level 3 inputs as of June 30, 2015 (amounts in thousands):

	June 30, 2015
	GBP	USD
Financial instruments carried at fair value using Level 3 inputs:
Financial liabilities carried at fair value:
Accrued deferred consideration	£23,957	$37,673

ITEM 4.	CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures — We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, the disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Internal Control Over Financial Reporting — On March 25, 2015, we completed the acquisition of Freightliner. We extended our oversight and monitoring processes that support our internal control over financial reporting, as appropriate, to include Freightliner's financial position, results of operations and cash flow into our consolidated financial statements from the March 25, 2015 date of acquisition through June 30, 2015. We are continuing to integrate the acquired operations of Freightliner into our overall internal control over financial reporting and related processes. Except as disclosed in this paragraph, there were no other changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Any material changes to pending litigation or a catastrophic rail accident or series of accidents involving material freight loss or property damage, personal injury and environmental liability or other claims against us that are not covered by insurance could have a material adverse effect on our results of operations, financial condition and liquidity.
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
For a discussion of our potential risks or uncertainties, please see Risk Factors in Part I, Item 1A of the Company's 2014 Annual Report on Form 10-K and Part II, Item 1A of the Company's Form 10-Q for the quarterly period ended March 31, 2015 filed with the Securities and Exchange Commission.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
There were no unregistered sales of equity securities for the period covered by this Quarterly Report on Form 10-Q.
Issuer Purchases of Equity Securities

Period in 2015	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30	687	$101.42	—	—
May 1 to May 31	340	$88.37	—	—
June 1 to June 30	496	$84.83	—	—
Total	1,523	$93.10	—	—
(1) The 1,523 shares acquired in the three months ended June 30, 2015 represent common stock acquired by us from our employees who surrendered shares in lieu of cash either to fund their exercise of stock options or to pay taxes on equity awards granted under our Third Amended and Restated 2004 Omnibus Plan.

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

GENESEE & WYOMING INC.

Date:	August 7, 2015	By:	/S/ TIMOTHY J. GALLAGHER
		Name:	Timothy J. Gallagher
		Title:	Chief Financial Officer (Principal Financial Officer)

Date:	August 7, 2015	By:	/S/ CHRISTOPHER F. LIUCCI
		Name:	Christopher F. Liucci
		Title:	Chief Accounting Officer (Principal Accounting Officer)

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
10.1
Third Amended and Restated 2004 Omnibus Incentive Plan is incorporated herein by reference to Annex I to the Registrant’s Definitive Proxy Statement on Schedule 14A dated March 30, 2015 (File No. 001-31456)

10.2	Assignment Letter is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 22, 2015 (File No. 001-31456)

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

*32.1	Section 1350 Certification

*101
The following financial information from Genesee & Wyoming Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 and (v) the Notes to Consolidated Financial Statements.

*Exhibit filed or furnished with this Report.