Form 10-Q
period 2015-09-30
GENESEE & WYOMING INC
filed 2015-11-06
CIK 1012620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-Q
________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Shares of common stock outstanding as of the close of business on November 2, 2015:

Class	Number of Shares Outstanding
Class A Common Stock	56,893,966
Class B Common Stock	794,938

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

Forward-Looking Statements
This report and other documents referred to in this report contain forward-looking statements regarding future events and the future performance of Genesee & Wyoming Inc. that are based on current expectations, estimates and projections about our industry, our business and our performance, management's beliefs and assumptions made by management. Words such as "anticipates," "intends," "plans," "believes," "could," "should," "seeks," "expects," "will," "estimates," "trends," "outlook," variations of these words and similar expressions are intended to identify these forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast, including the following: risks related to the operation of our railroads; severe weather conditions and other natural occurrences, which could result in shutdowns, derailments, railroad network congestion or other substantial disruption of operations; customer demand and changes in our operations or loss of important customers; exposure to the credit risk of customers and counterparties; changes in commodity prices; consummation and integration of acquisitions; economic, political and industry conditions, including employee strikes or work stoppages; retention and contract continuation; legislative and regulatory developments, including changes in environmental and other laws and regulations to which we or our customers are subject; increased competition in relevant markets; funding needs and financing sources, including our ability to obtain government funding for capital projects; international complexities of operations, currency fluctuations, finance, tax and decentralized management; challenges of managing rapid growth, including retention and development of senior leadership; unpredictability of fuel costs; susceptibility to various legal claims and lawsuits; increase in, or volatility associated with, expenses related to estimated claims, self-insured retention amounts and insurance coverage limits; consummation of new business opportunities; decrease in revenues and/or increase in costs and expenses; susceptibility to the risks of doing business in foreign countries; our ability to realize the expected synergies associated with acquisitions; risks associated with our substantial indebtedness and others including, but not limited to, those set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q, if any, those noted in Part II, Item 1A of our Form 10-Q for the quarterly period ended March 31, 2015 and those noted in our 2014 Annual Report on Form 10-K under "Risk Factors." Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Forward-looking statements speak only as of the date of this report or as of the date they were made. We do not undertake, and expressly disclaim, any duty to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2015 and DECEMBER 31, 2014 (Unaudited)
(dollars in thousands, except per share and share amounts)

	September 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,973	$59,727
Accounts receivable, net	359,116	357,278
Materials and supplies	43,817	30,251
Prepaid expenses and other	40,367	24,176
Deferred income tax assets, net	44,708	76,994
Total current assets	526,981	548,426
PROPERTY AND EQUIPMENT, net	4,086,213	3,788,482
GOODWILL	949,489	628,815
INTANGIBLE ASSETS, net	1,108,629	587,663
DEFERRED INCOME TAX ASSETS, net	1,971	2,500
OTHER ASSETS, net	43,263	39,867
Total assets	$6,716,546	$5,595,753
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$48,784	$67,398
Accounts payable	293,944	290,746
Accrued expenses	139,552	106,094
Total current liabilities	482,280	464,238
LONG-TERM DEBT, less current portion	2,250,997	1,548,051
DEFERRED INCOME TAX LIABILITIES, net	1,086,027	908,852
DEFERRED ITEMS - grants from outside parties	288,266	279,286
OTHER LONG-TERM LIABILITIES	178,079	37,346
COMMITMENTS AND CONTINGENCIES
EQUITY:
Class A Common Stock, $0.01 par value, one vote per share; 180,000,000 shares authorized at September 30, 2015 and December 31, 2014; 66,081,310 and 65,632,309 shares issued and 53,352,916 and 52,938,267 shares outstanding (net of 12,728,394 and 12,694,042 shares in treasury) on September 30, 2015 and December 31, 2014, respectively	661	656
Class B Common Stock, $0.01 par value, ten votes per share; 30,000,000 shares authorized at September 30, 2015 and December 31, 2014; 794,938 and 1,020,485 shares issued and outstanding on September 30, 2015 and December 31, 2014, respectively	8	10
Additional paid-in capital	1,349,888	1,334,474
Retained earnings	1,459,742	1,319,639
Accumulated other comprehensive loss	(151,611)	(72,252)
Treasury stock, at cost	(227,791)	(224,547)
Total equity	2,430,897	2,357,980
Total liabilities and equity	$6,716,546	$5,595,753
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 and 2014 (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
OPERATING REVENUES	$546,299	$432,543	$1,485,548	$1,223,385
OPERATING EXPENSES:
Labor and benefits	158,675	121,152	456,089	353,179
Equipment rents	44,630	22,934	110,145	61,866
Purchased services	55,291	24,861	135,849	77,257
Depreciation and amortization	48,303	40,277	138,568	116,130
Diesel fuel used in train operations	34,264	36,089	101,856	115,403
Electricity used in train operations	5,164	437	10,530	909
Casualties and insurance	11,466	8,702	30,027	31,071
Materials	25,140	21,195	70,764	56,710
Trackage rights	21,765	14,174	57,270	40,461
Net gain on sale of assets	(1,174)	(1,237)	(1,981)	(3,444)
Other expenses	25,216	20,843	86,801	65,743
Total operating expenses	428,740	309,427	1,195,918	915,285
INCOME FROM OPERATIONS	117,559	123,116	289,630	308,100
Interest income	225	82	375	1,357
Interest expense	(17,464)	(12,654)	(48,744)	(44,109)
Loss on settlement of foreign currency forward purchase contracts	—	—	(18,686)	—
Other (loss)/income, net	(103)	(949)	545	446
Income before income taxes	100,217	109,595	223,120	265,794
Provision for income taxes	(36,855)	(36,945)	(83,017)	(92,412)
Net income	$63,362	$72,650	$140,103	$173,382
Basic earnings per common share	$1.12	$1.31	$2.47	$3.14
Weighted average shares - Basic	56,819	55,600	56,673	55,167
Diluted earnings per common share	$1.10	$1.27	$2.42	$3.05
Weighted average shares - Diluted	57,846	57,014	57,833	56,943
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 and 2014 (Unaudited)
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
NET INCOME	$63,362	$72,650	$140,103	$173,382
OTHER COMPREHENSIVE (LOSS)/INCOME:
Foreign currency translation adjustment	(64,147)	(41,439)	(69,990)	(23,262)
Net unrealized loss on qualifying cash flow hedges, net of tax benefit of $2,835, $969, $5,238 and $9,915, respectively	(4,253)	(1,454)	(7,857)	(14,873)
Changes in pension and other postretirement benefits, net of tax benefit/(provision) of $910, ($107), $850 and ($183), respectively	(1,618)	190	(1,512)	325
Other comprehensive loss	(70,018)	(42,703)	(79,359)	(37,810)
COMPREHENSIVE (LOSS)/INCOME	$(6,656)	$29,947	$60,744	$135,572
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 and 2014 (Unaudited)
(dollars in thousands)

	Nine Months Ended
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$140,103	$173,382
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	138,568	116,130
Stock-based compensation	10,341	9,063
Excess tax benefit from share-based compensation	(1,393)	(5,483)
Deferred income taxes	46,795	62,612
Net gain on sale of assets	(1,981)	(3,444)
Loss on settlement of foreign currency forward purchase contracts	18,686	—
Insurance proceeds received	103	5,527
Changes in assets and liabilities which provided/(used) cash, net of effect of acquisitions:
Accounts receivable, net	52,847	(32,222)
Materials and supplies	(2,325)	(1,070)
Prepaid expenses and other	14,929	5,568
Accounts payable and accrued expenses	(71,446)	34,990
Other assets and liabilities, net	(970)	3,950
Net cash provided by operating activities	344,257	369,003
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(276,150)	(271,696)
Grant proceeds from outside parties	31,456	43,518
Cash paid for acquisitions, net of cash acquired	(735,556)	(220,542)
Net payment from settlement of foreign currency forward purchase contracts related to an acquisition	(18,686)	—
Insurance proceeds for the replacement of assets	9,658	4,112
Proceeds from disposition of property and equipment	3,223	4,562
Net cash used in investing activities	(986,055)	(440,046)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term borrowings, including capital leases	(502,839)	(378,763)
Proceeds from issuance of long-term debt	1,139,511	398,761
Debt amendment/issuance costs	(9,622)	(3,880)
Proceeds from employee stock purchases	5,478	9,574
Treasury stock purchases	(3,245)	(4,062)
Excess tax benefit from share-based compensation	1,393	5,483
Net cash provided by financing activities	630,676	27,113
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(9,632)	(154)
DECREASE IN CASH AND CASH EQUIVALENTS	(20,754)	(44,084)
CASH AND CASH EQUIVALENTS, beginning of period	59,727	62,876
CASH AND CASH EQUIVALENTS, end of period	$38,973	$18,792
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:
The interim consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and are unaudited. They do not contain all disclosures which would be required in a full set of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, the unaudited financial statements for the three and nine months ended September 30, 2015 and 2014 are presented on a basis consistent with the audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods presented. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The consolidated balance sheet data for 2014 was derived from the audited financial statements in the Company's 2014 Annual Report on Form 10-K but does not include all disclosures required by U.S. GAAP.
The results of operations of the foreign entities are maintained in the respective local currency (the Australian dollar, the British pound, the Canadian dollar and the Euro) and then translated into United States dollars at the applicable exchange rates for inclusion in the consolidated financial statements. As a result, any appreciation or depreciation of these currencies against the United States dollar will impact the Company's results of operations.
The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2014 included in the Company's 2014 Annual Report on Form 10-K. When comparing the Company's results from operations from one reporting period to another, it is important to consider that the Company has historically experienced fluctuations in revenues and expenses due to acquisitions, changing economic conditions, commodity prices, competitive forces, changes in foreign currency exchange rates, rail network congestion, one-time freight moves, fuel price fluctuations, customer plant expansions and shutdowns, sales of property and equipment, derailments and weather-related conditions, such as hurricanes, cyclones, tornadoes, droughts, heavy snowfall, unseasonably hot or cold weather, freezing and flooding, among other factors. In periods when these events occur, the Company's results of operations are not easily comparable from one period to another. Finally, certain of the Company's railroads have commodity shipments that are sensitive to general economic conditions, global commodity prices and foreign exchange rates, such as steel products, iron ore, paper products, lumber and forest products and agricultural products, as well as product specific market conditions, such as the availability of lower priced alternative sources of power generation (coal) and energy commodity price differentials (crude oil). Other shipments are relatively less affected by economic conditions and are more closely affected by other factors, such as winter weather (salt) and seasonal rainfall (agricultural products). As a result of these and other factors, the Company's results of operations in any reporting period may not be directly comparable to the Company's results of operations in other reporting periods.
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
Headquartered in London, England, Freightliner is an international freight rail operator with operations in the United Kingdom (U.K.), Poland, Germany, the Netherlands and Australia. Freightliner's principal business is located in the U.K. where it is the largest maritime intermodal operator and the second largest freight rail operator, providing service throughout England, Scotland and Wales. In Continental Europe, Freightliner Poland primarily serves aggregates and coal customers in Poland. In addition, Freightliner's ERS subsidiary, based in Rotterdam, provides cross-border intermodal services connecting the northern European ports of Rotterdam, Bremerhaven and Hamburg to key cities in Germany, Poland, Italy and beyond. In Australia, Freightliner currently transports coal and containerized agricultural products for its customers in New South Wales. As of the acquisition date, Freightliner's fleet of primarily leased equipment included approximately 250 standard gauge locomotives, including approximately 45 electric locomotives, and 5,500 railcars. Freightliner employs approximately 2,500 people worldwide.

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
As of March 25, 2015, the Company recorded a contingent liability within other long-term liabilities of £24.0 million (or $35.7 million at the exchange rate on March 25, 2015). This contingent liability represents the aggregate fair value of the shares transferred to the Company by the Management Shareholders representing an economic interest of approximately 6% on the acquisition date at the Freightliner acquisition price per share, in exchange for the right to receive cash consideration for the representative economic interest in the future (deferred consideration). The Company will recalculate the estimated fair value of the deferred consideration in each reporting period until it is paid in full by using a contractual formula designed to estimate the economic value of the Management Shareholders' retained interest in a manner consistent with that used to derive the Freightliner acquisition price per share on the acquisition date. Accordingly, a change in the fair value of the deferred consideration could have a material effect on the Company's results of operations for the period in which a change in estimate occurs. As of September 30, 2015, there was no change in the estimated fair value of the deferred consideration (see Note 7, Fair Value of Financial Instruments), resulting in no change to the contingent liability. The Company expects to recognize future changes in the contingent liability for the estimated fair value of the deferred consideration through other expenses within the Company's consolidated statement of operations. These future changes in the estimated fair value of the deferred consideration are not expected to be deductible for tax purposes. Each of the Management Shareholders may elect to receive one third of their respective deferred consideration valued as of March 31, 2018, 2019 and 2020. The remaining portion of the deferred consideration will be valued as of March 31, 2020 and paid by the end of 2020.
The results of operations from Freightliner have been included in the Company's consolidated statement of operations since the March 25, 2015 acquisition date. The results of Freightliner's U.K. and Continental Europe operations are included in the Company's U.K./European Operations segment and the results of Freightliner's Australia operations are included in the Company's Australian Operations segment (see Note 13, Segment and Geographic Area Information). Freightliner contributed $363.5 million of total revenues to the Company's consolidated results since the March 25, 2015 acquisition date. The Company incurred $0.7 million and $14.0 million of acquisition and integration costs associated with Freightliner during the three and nine months ended September 30, 2015, respectively, which were included within other expenses in the Company's consolidated statement of operations. In addition, the Company recorded a loss of $18.7 million on the settlement of foreign currency forward purchase contracts during the nine months ended September 30, 2015, which were entered into in contemplation of the Freightliner acquisition (see Note 6, Derivative Financial Instruments).
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

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following preliminary acquisition-date fair values were assigned to the acquired net assets (amounts in thousands):

	GBP	USD
Cash and cash equivalents	£29,362	$43,738
Accounts receivable	54,416	81,058
Materials and supplies	9,740	14,509
Prepaid expenses and other	19,770	29,449
Property and equipment	160,500	239,081
Goodwill	218,433	325,378
Intangible assets	360,100	536,405
Other assets	351	523
Total assets	852,672	1,270,141
Current portion of long-term debt	13,946	20,774
Accounts payable and accrued expenses	101,297	150,893
Long-term debt, less current portion	39,738	59,194
Deferred income tax liabilities, net	122,167	181,980
Other long-term liabilities	59,484	88,607
Net assets	£516,040	$768,693
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
Included in the £13.9 million (or $20.8 million at the exchange rate on March 25, 2015) current portion of long-term debt assumed was a £12.5 million (or $18.6 million at the exchange rate on March 25, 2015) capital lease liability assumed by the Company. In addition, the £39.7 million (or $59.2 million at the exchange rate on March 25, 2015) of long-term debt, less current portion, represents a long-term capital lease liability assumed by the Company. Freightliner enters into operating and capital leases for railcars, locomotives and other equipment as well as real property. In addition, the Company assumed bank guarantees of the acquired entities of €3.4 million (or $3.7 million at the exchange rate on March 25, 2015) and £2.5 million (or $3.6 million at the exchange rate on March 25, 2015) primarily associated with credit and payment guarantees.
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

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Pro Forma Financial Results (Unaudited)
The following table summarizes the Company's unaudited pro forma operating results for the nine months ended September 30, 2015 and three and nine months ended September 30, 2014 as if the acquisition of Freightliner had been consummated as of January 1, 2014. The following pro forma financial information does not include the impact of any costs to integrate the operations or the impact of derivative instruments that the Company has entered into or may enter into to mitigate interest rate risk (dollars in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2014	2015	2014
Operating revenues	$622,458	$1,642,167	$1,814,405
Net income	$81,100	$163,988	$174,457
Basic earnings per common share	$1.46	$2.89	$3.16
Diluted earnings per common share	$1.42	$2.84	$3.06
The unaudited pro forma operating results included the acquisition of Freightliner adjusted, net of tax, for depreciation and amortization expense resulting from the determination of preliminary fair values of the acquired property and equipment and amortizable intangible assets, the inclusion of interest expense related to borrowings used to fund the acquisition, the amortization of debt issuance costs related to the Company's entry into the Credit Agreement and the elimination of Freightliner's interest expense related to debt not assumed in the acquisition. Since the pro forma financial results assume the acquisition was consummated on January 1, 2014, the 2015 unaudited pro forma operating results for the nine months ended September 30, 2015 excluded $12.6 million ($9.5 million, net of tax) of costs incurred by the Company related to the acquisition of Freightliner, $12.2 million ($9.1 million, net of tax) of transaction-related costs incurred by Freightliner and an $18.7 million ($11.6 million, net of tax) loss on settlement of foreign currency forward purchase contracts directly attributable to the acquisition of Freightliner. The 2014 unaudited pro forma operating results for the nine months ended September 30, 2014 included $12.6 million ($9.5 million, net of tax) of costs incurred by the Company related to the acquisition of Freightliner and $15.9 million ($11.9 million, net of tax) of transaction-related costs incurred by Freightliner.
Prior to the acquisition, Freightliner's fiscal year was based on a 52/53 week period ending on the nearest Saturday on or before March 31. Since Freightliner and the Company had different fiscal year end dates, the unaudited pro forma operating results were prepared based on comparable periods. The unaudited pro forma operating results for the nine months ended September 30, 2015 were based upon the Company's consolidated statement of operations for the nine months ended September 30, 2015 and the sum of Freightliner's historical operating results for the 12 weeks ended March 28, 2015, adjusted for the five days already included in the Company's first quarter results. The foreign exchange rate used to translate Freightliner's historical operating results to United States dollars was $1.51 for one British pound (which was calculated based on average daily exchange rates during three month period ended March 31, 2015). The unaudited pro forma operating results for the three and nine months ended September 30, 2014 were based upon the Company's consolidated statement of operations for the three and nine months ended September 30, 2014 and the sum of Freightliner's historical operating results for the 36 weeks ended September 12, 2014. The foreign exchange rate used to translate Freightliner's operating results to United States dollars was $1.67 for one British pound for the three months ended September 30, 2014, $1.68 for the three months ended June 30, 2014 and $1.66 for one British pound for the three months ended March 31, 2014 (which were calculated based on average daily exchange rates during each of the respective periods).
The pro forma financial information does not purport to be indicative of the results that actually would have been obtained had the transactions been completed as of January 1, 2014 and for the periods presented and are not intended to be a projection of future results or trends.
United States
Pinsly's Arkansas Division: On January 5, 2015, the Company completed the acquisition of certain subsidiaries of Pinsly Railroad Company (Pinsly) that constituted Pinsly's Arkansas Division (Pinsly Arkansas) for $41.3 million in cash. The Company funded the acquisition with borrowings under the Company's Amended and Restated Senior Secured Syndicated Credit Facility Agreement (the Prior Credit Agreement). The results of operations from Pinsly Arkansas have been included in the Company's consolidated statements of operations since the acquisition date within the Company's North American Operations segment.

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
3. EARNINGS PER COMMON SHARE:
The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator:
Net income	$63,362	$72,650	$140,103	$173,382
Denominators:
Weighted average Class A common shares outstanding - Basic	56,819	55,600	56,673	55,167
Weighted average Class B common shares outstanding	828	1,059	915	1,394
Dilutive effect of employee stock-based awards	199	355	245	382
Weighted average shares - Diluted	57,846	57,014	57,833	56,943

Basic earnings per common share	$1.12	$1.31	$2.47	$3.14
Diluted earnings per common share	$1.10	$1.27	$2.42	$3.05

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company's basic and diluted earnings per common share calculations reflect the shares issuable upon settlement of the prepaid stock purchase contract component of the Company's Tangible Equity Units (TEUs). For purposes of determining the number of shares included in these calculations, the Company used the weighted average market price of its Class A Common Stock for the 20 consecutive trading days beginning on, and including, the 23rd scheduled trading day immediately preceding the period end date, which is consistent with the terms of the TEU purchase contracts. Based on this calculation, 2,841,650 shares were included in the Company's weighted average Class A common shares outstanding - basic and diluted as of the three and nine months ended September 30, 2014.
On October 1, 2015, the Company settled the prepaid stock purchase contract component of the TEUs with the delivery of 3,539,240 shares of its Class A Common Stock. Accordingly, the 3,539,240 shares were included in the Company's weighted average Class A common shares outstanding - basic and diluted as of September 30, 2015. In accordance with the original terms of the TEUs, the remaining balance of the amortizing note component of the TEUs was also settled on October 1, 2015 for a total cash payment of $2.8 million.
The following total number of Class A Common Stock shares issuable under the assumed exercise of stock-based awards computed based on the treasury stock method were excluded from the calculation of diluted earnings per common share, as the effect of including these shares would have been antidilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Antidilutive shares	772	293	652	259
On September 29, 2015, the Company's Board of Directors (the Board) authorized the repurchase of up to $300.0 million of the Company's Class A Common Stock, subject to certain limitations (see Note 5, Long-Term Debt).
4. ACCOUNTS RECEIVABLE:
Accounts receivable consisted of the following as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015	December 31, 2014
Accounts receivable - trade	$317,102	$304,087
Accounts receivable - grants from outside parties	25,009	32,076
Accounts receivable - insurance and other third-party claims	22,253	26,941
Total accounts receivable	364,364	363,104
Less: Allowance for doubtful accounts	(5,248)	(5,826)
Accounts receivable, net	$359,116	$357,278
Included in accounts receivable, net as of September 30, 2015 was $62.9 million (or £41.6 million) of Freightliner's accounts receivable, based on the exchange rate at September 30, 2015.
Grants from Outside Parties
The Company periodically receives grants for the upgrade and construction of rail lines and the upgrade of locomotives from federal, provincial, state and local agencies in the United States, Australia and provinces in Canada in which the Company operates. These grants typically reimburse the Company for 50% to 100% of the actual cost of specific projects. In total, the Company received grant proceeds of $31.5 million and $43.5 million in the nine months ended September 30, 2015 and 2014, respectively, from such grant programs. The proceeds were presented as cash inflows from investing activities within each of the applicable periods.
None of the Company's grants represent a future liability of the Company unless the Company abandons the rehabilitated or new track structure within a specified period of time or fails to maintain the upgraded or new track to certain standards, fails to make certain minimum capital improvements or ceases use of the locomotives within the specified geographic area and time period, in each case, as required by the applicable grant agreement. As the Company intends to comply with the requirements of these agreements, the Company has recorded additions to track property and locomotives and has deferred the amount of the grants. The amortization of deferred grants is a non-cash offset to depreciation expense over the useful lives of the related assets.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table sets forth the offset to depreciation expense from the amortization of deferred grants recorded by the Company during the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Amortization of deferred grants	$2,501	$2,727	$8,025	$8,170
Insurance and Third-Party Claims
Accounts receivable from insurance and other third-party claims at September 30, 2015 included $9.1 million from the Company's North American Operations, $7.3 million from the Company's Australian Operations and $5.9 million from the Company's U.K./European Operations. The balance from the Company's North American Operations resulted predominately from the Company's anticipated insurance recoveries associated with a derailment in Alabama (the Aliceville Derailment) in November 2013. The balance from the Company's Australian Operations resulted primarily from the Company's anticipated insurance recoveries associated with derailments in Australia in 2012. The balance from the Company's U.K./European Operations resulted primarily from the Company's anticipated insurance recoveries associated with a rail-related collision in Germany in 2014 that occurred prior to the Company's acquisition of Freightliner. The Company received proceeds from insurance totaling $9.8 million and $9.6 million for the nine months ended September 30, 2015 and 2014, respectively.
5. LONG-TERM DEBT:
Credit Agreement
In anticipation of its acquisition of Freightliner, the Company entered into the Credit Agreement on March 20, 2015. The credit facilities under the Credit Agreement are comprised of a $1,782.0 million United States term loan, an A$324.6 million (or $252.5 million at the exchange rate on March 20, 2015) Australian term loan, a £101.7 million (or $152.2 million at the exchange rate on March 20, 2015) U.K. term loan and a $625.0 million revolving credit facility. The revolving credit facility includes borrowing capacity for letters of credit and swingline loans. The maturity date of each of the Company's credit facilities under the Credit Agreement is March 31, 2020.
The $625.0 million revolving credit facility under the Credit Agreement includes flexible sub-limits for revolving loans denominated in United States dollars, Australian dollars, British pounds, Canadian dollars and Euros and provides for the ability to reallocate commitments among the sub-limits, provided that the total amount of all Australian dollar, Canadian dollar, British pound, Euro or other designated currencies sub-limits cannot exceed a combined $500.0 million.
At the Company's election, at the time of entering into specific borrowings, interest on borrowings is calculated under a "Base Rate" or "LIBOR/BBSW Rate." LIBOR is the London Interbank Offered Rate. BBSW is the Bank Bill Swap Reference Rate within Australia, which the Company believes is generally considered the Australian equivalent to LIBOR. The applicable borrowing spread for the Base Rate loans ranges from 0.0% to 1.0% depending upon the Company's total leverage ratio. The applicable borrowing spread for LIBOR/BBSW Rate loans ranges from 1.0% to 2.0% depending upon the Company's total leverage ratio as defined in the Credit Agreement.
In addition to paying interest on any outstanding borrowings under the Credit Agreement, the Company is required to pay a commitment fee related to the unutilized portion of the commitments under the revolving credit facility. The commitment fee rate ranges from 0.2% to 0.3% depending upon the Company's total leverage ratio as defined in the Credit Agreement.
Since entering into the Credit Agreement, the Company has made prepayments on its Australian term loan of A$21.0 million (or $15.6 million at the exchange rates on the dates the payments were made). As of September 30, 2015, the Company had the following outstanding term loans (amounts in thousands, except percentages):

	Local currency		United States dollar equivalent	Interest rate
United States dollar		$1,782,000	$1,782,000	2.19%
Australian dollar	A$	303,627	$212,964	4.10%
British pound		£101,681	$153,884	2.51%

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The United States dollar-denominated, Australian dollar-denominated and British pound-denominated term loans will amortize in quarterly installments commencing with the quarter ending September 30, 2016, with the remaining principal balance payable upon maturity, as set forth below (amounts in thousands):

	Quarterly Payment Date	Principal Amount Due on Each Payment Date
United States dollar:	September 30, 2016 through June 30, 2018		$22,275
	September 30, 2018 through December 31, 2019		$44,550
	Maturity date - March 31, 2020		$1,336,500

Australian dollar:	September 30, 2016 through June 30, 2018	A$	4,058
	September 30, 2018 through December 31, 2019	A$	8,116
	Maturity date - March 31, 2020	A$	222,470

British pound:	September 30, 2016 through June 30, 2018		£1,271
	September 30, 2018 through December 31, 2019		£2,542
	Maturity date - March 31, 2020		£76,261
The Company's availability to draw from the unused borrowing capacity is subject to covenant limitations as discussed below. As of September 30, 2015, the Company had the following unused borrowing capacity under its revolving credit facility (amounts in thousands):

Composition	September 30, 2015
Total available borrowing capacity	$625,000
Outstanding revolving loans	$65,760
Outstanding letter of credit guarantees	$2,994
Unused borrowing capacity	$556,246
As of September 30, 2015, the Company had the following outstanding revolving loans (amounts in thousands, except percentages):

	Local Currency		United States Dollar Equivalent	Interest Rate
United States dollar		$20,000	$20,000	2.19%
Canadian dollar	C$	35,500	$26,501	2.78%
British pound		£5,500	$8,324	2.51%
Euro		€9,775	$10,935	2.12%
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

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In connection with entering into the Credit Agreement, the Company wrote-off $2.0 million of unamortized deferred financing fees and deferred $5.8 million of new fees.
Credit Agreement Amendment
On September 30, 2015, the Company entered into Amendment No. 1 (the Amendment) to the Credit Agreement. The Amendment added a senior secured leverage ratio covenant that requires the Company to comply with maximum ratios of senior secured indebtedness, subject, if applicable, to netting of certain cash and cash equivalents of the Company, to earnings before income taxes, depreciation and amortization (EBITDA) for the applicable periods set forth in the following table:

Quarterly Periods Ending	Maximum Senior Secured Leverage Ratio
September 30, 2015 through June 30, 2016	4.50 to 1.00
September 30, 2016 through March 31, 2017	4.25 to 1.00
June 30, 2017 through September 30, 2017	4.00 to 1.00
December 31, 2017 through March 31, 2018	3.75 to 1.00
June 30, 2018 through March 31, 2020	3.50 to 1.00
In addition, the Amendment established a maximum total leverage ratio covenant of 4.50 to 1.00 for the term of the Credit Agreement. If the Company’s total leverage ratio is greater than or equal to 4.00 to 1.00, the Amendment further provides for a 1.25% and 2.25% margin for floating rate and offered rate loans, respectively, under the Credit Agreement, with the remaining total-leverage ratio-dependent applicable margins remaining unchanged.
The Amendment permits the Company, subject to certain limitations, to repurchase shares of the Company's Class A Common Stock with a value of up to $300.0 million during the period commencing on the date of the Amendment and ending on the maturity date under the Credit Agreement. The repurchases are subject to limitations requiring the Company’s total leverage ratio to not exceed 4.00 to 1.00 and the Company to maintain at least $150.0 million of cash and available revolving credit capacity (liquidity), in each case, on a pro forma basis. If the Company’s total leverage ratio after giving effect to such repurchases on a pro forma basis were less than 3.00 to 1.00, then the applicable share repurchase limit and liquidity restrictions do not apply, but other restrictions and limitations may apply. Following the approval of the Amendment by the Board on September 29, 2015, the Board authorized the repurchase of up to $300.0 million of the Company's Class A Common Stock and appointed a special committee of the Board to review and approve repurchases proposed by management.
As of September 30, 2015, the Company was in compliance with the covenants under the Credit Agreement, as amended by the Amendment, including the maximum senior secured leverage ratio covenant noted above.
The Company deferred $3.0 million of costs in connection with entering into the Amendment. Deferred financing costs are amortized as additional interest expense over the term of the related debt using the effective-interest method for the term loan debt and the straight-line method for the revolving credit facility.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Prior Credit Agreement
In May 2014, the Company entered into the Prior Credit Agreement, which included a $1,520.0 million United States term loan, an A$216.8 million (or $200.3 million at the exchange rate on May 27, 2014) Australian term loan and a $625.0 million revolving credit facility. Each of the credit facilities had a maturity date of May 31, 2019. As of December 31, 2014, the Company had the following outstanding revolving loans (amounts in thousands, except percentages):

	Local Currency		United States Dollar Equivalent	Interest Rate
United States dollar:		$11,000	$11,000	1.67%
Australian dollar:	A$	8,000	$6,538	6.44%
Canadian dollar:	C$	24,000	$20,688	2.79%
Euro:		€4,100	$4,961	1.51%
As of December 31, 2014, the Company had the following unused borrowing capacity under its revolving credit facility (amounts in thousands):

Composition	December 31, 2014
Total available borrowing capacity	$625,000
Outstanding revolving loans	$43,187
Outstanding letter of credit guarantees	$2,638
Unused borrowing capacity	$579,175
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

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

From time to time, the Company may enter into certain derivative instruments that may not be designated as hedges for accounting purposes. For example, to mitigate currency exposures related to intercompany debt, cross-currency swap contracts may be entered into for periods consistent with the underlying debt. The Company believes such instruments are closely correlated with the underlying exposure, thus reducing the associated risk. The gains or losses from the changes in the fair value of derivative instruments not accounted for using hedge accounting are recognized in current period earnings within other (loss)/income, net. Derivative instruments entered into in conjunction with contemplated acquisitions also do not qualify as hedges for accounting purposes.
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
On November 9, 2012, the Company entered into multiple 10-year forward starting interest rate swap agreements to manage the exposure to changes in interest rates on the Company's variable rate debt. It remains probable that the Company will either issue $300.0 million of fixed-rate debt or have $300.0 million of variable-rate debt under the Company's commercial banking lines throughout the term of the outstanding swap agreements. The forward starting interest rate swap agreements are expected to settle in cash on September 30, 2016. The Company expects to amortize any gains or losses on the settlements over the life of the respective swap.
The following table summarizes the Company's interest rate swap agreement that expired during 2015 (dollars in thousands):

		Notional Amount
Effective Date	Expiration Date	Date	Amount	Pay Fixed Rate	Receive Variable Rate
9/30/2014	9/30/2015	9/30/2014	$1,150,000	0.54%	1-month LIBOR
		12/31/2014	$1,100,000	0.54%	1-month LIBOR
		3/31/2015	$1,050,000	0.54%	1-month LIBOR
		6/30/2015	$1,000,000	0.54%	1-month LIBOR
The fair values of the Company's interest rate swap agreements were estimated based on Level 2 inputs. The Company's effectiveness testing during the three and nine months ended September 30, 2015 and 2014 resulted in no amount of gain or loss reclassified from accumulated other comprehensive loss into earnings due to ineffectiveness. During the three and nine months ended September 30, 2015, $0.9 million and $2.5 million, respectively, of existing net losses were realized and recorded as interest expense in the consolidated statements of operations. During the three and nine months ended September 30, 2014, $0.6 million and $1.6 million, respectively, of existing net losses were realized and recorded as interest expense in the consolidated statements of operations. Based on the Company's fair value assumptions as of September 30, 2015, it expects to realize $1.9 million of existing net losses that are reported in accumulated other comprehensive loss into earnings within the next 12 months. See Note 11, Accumulated Other Comprehensive Loss, for additional information regarding the Company's cash flow hedges.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Foreign Currency Exchange Rate Risk
As of September 30, 2015, the Company's foreign subsidiaries had $483.3 million of third-party debt, including capital leases, denominated in the local currencies in which the Company's foreign subsidiaries operate, including the Australian dollar, the British pound, the Canadian dollar and the Euro. The debt service obligations associated with this foreign currency debt are generally funded directly from those foreign operations. As a result, foreign currency risk related to this portion of the Company's debt service payments is limited. However, in the event the foreign currency debt service is not paid by the Company's foreign subsidiaries and is paid by United States subsidiaries, the Company may face exchange rate risk if the Australian dollar, the British pound, the Canadian dollar or the Euro were to appreciate relative to the United States dollar and require higher United States dollar equivalent cash.
The Company is also exposed to foreign currency exchange rate risk related to its foreign subsidiaries, including non-functional currency intercompany debt, typically as a result of intercompany debt from the Company's United States subsidiaries to its foreign subsidiaries associated with acquisitions and any timing difference between announcement and closing of an acquisition of a foreign business. To mitigate currency exposures related to non-functional currency denominated intercompany debt, cross-currency swap contracts or foreign currency forward contracts may be entered into for periods consistent with the underlying debt. In determining the fair value of the derivative contract, the significant inputs to valuation models are quoted market prices of similar instruments in active markets. To mitigate currency exposures of non-United States dollar-denominated acquisitions, the Company may enter into foreign currency forward purchase contracts. However, cross-currency swap contracts and foreign currency forward purchase contracts used to mitigate exposures on foreign currency intercompany debt may not qualify for hedge accounting. In cases where the cross-currency swap contracts and foreign currency forward purchase contracts do not qualify for hedge accounting, the Company believes that such instruments are closely correlated with the underlying exposure, thus reducing the associated risk. The gains or losses from changes in the fair value of derivative instruments that do not qualify for hedge accounting are recognized in current period earnings within other (loss)/income, net.
On February 25, 2015, the Company announced its entry into an agreement to acquire all of the outstanding share capital of RailInvest Holding Company Limited, the parent company of Freightliner, for cash consideration of approximately £490 million (or approximately $755 million at the exchange rate on February 25, 2015). Shortly after the announcement of the acquisition, the Company entered into British pound forward purchase contracts to fix £307.1 million of the purchase price to US$475.0 million and £84.7 million of the purchase price to A$163.8 million. The subsequent decrease in value of the British pound versus the United States and Australian dollars between the dates the British pound forward purchase contracts were entered into and March 23, 2015, the date that the £391.8 million in funds were delivered, resulted in a loss on settlement of foreign currency forward purchase contracts of $18.7 million for the nine months ended September 30, 2015.
On March 25, 2015, the Company closed on the Freightliner transaction and paid cash consideration for the acquisition of £492.1 million (or $733.0 million at the exchange rate on March 25, 2015). The Company financed the acquisition through a combination of available cash and borrowings under the Company's Credit Agreement. A portion of the funds were transferred from the United States to the U.K. through an intercompany loan with a notional amount of £120.0 million (or $181.0 million at the exchange rate on the effective date of the loan) and accrued interest as of September 30, 2015 of £3.9 million (or $5.9 million at the exchange rate on September 30, 2015), each of which are expected to remain until maturity of the loan. To mitigate the foreign currency exchange rate risk related to this non-functional currency intercompany loan and the related interest, the Company entered into British pound forward purchase contracts, which are accounted for as cash flow hedges. The fair values of the Company's British pound forward purchase contracts were estimated based on Level 2 inputs. The Company's effectiveness testing during the three and nine months ended September 30, 2015 resulted in no amount of gain or loss reclassified from accumulated other comprehensive loss into earnings due to ineffectiveness.
The following table summarizes the Company's outstanding British pound forward purchase contracts (British pounds in thousands):

Effective Date	Settlement Date	Notional Amount	Exchange Rate
3/25/2015	3/31/2020	£60,000	1.50
3/25/2015	3/31/2020	£60,000	1.51
6/30/2015	3/31/2020	£2,035	1.57
9/30/2015	3/31/2020	£1,846	1.51

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On December 3, 2012, the Company entered into two Australian dollar/United States dollar floating to floating cross-currency swap agreements (the Swaps), to mitigate the foreign currency exchange rate risk related to a non-functional currency intercompany loan between the United States and Australian entities, originally set to expire on December 1, 2014, which did not qualify as hedges for accounting purposes. On May 23, 2014, the intercompany loan was repaid and the Company terminated the Swaps. In connection with the termination, the Company paid A$105 million and received $108.9 million. The Swaps required the Company to pay Australian dollar BBSW plus 3.25% based on a notional amount of A$105.0 million and allowed the Company to receive United States LIBOR plus 2.82% based on a notional amount of $109.6 million on a quarterly basis. As a result of the quarterly net settlement payments, the Company realized a net expense of $1.2 million within interest expense for the nine months ended September 30, 2014. In addition, for the nine months ended September 30, 2014, the Company recognized a net expense of $0.1 million, within other (loss)/income, net related to the settlement of the derivative agreement and the mark-to-market of the underlying intercompany debt instrument to the exchange rate.
The following table summarizes the fair value of the Company's derivative instruments recorded in the consolidated balance sheets as of September 30, 2015 and December 31, 2014 (dollars in thousands):

		Fair Value
	Balance Sheet Location	September 30, 2015	December 31, 2014
Asset Derivatives:
Derivatives designated as hedges:
Interest rate swap agreements	Prepaid expenses and other	$—	$35
Interest rate swap agreements	Other assets, net	—	101
British pound forward purchase contracts	Other assets, net	95	—
Total derivatives designated as hedges		$95	$136

Liability Derivatives:
Derivatives designated as hedges:
Interest rate swap agreements	Accrued expenses	$1,899	$2,249
Interest rate swap agreements	Other long-term liabilities	14,429	2,462
British pound forward purchase contracts	Other long-term liabilities	1,439	—
Total liability derivatives designated as hedges		$17,767	$4,711
The following table shows the effect of the Company's derivative instruments designated as cash flow hedges for the three and nine months ended September 30, 2015 and 2014 in other comprehensive (loss)/income (OCI) (dollars in thousands):

	Total Cash Flow Hedge OCI Activity, Net of Tax
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Derivatives Designated as Cash Flow Hedges:
Effective portion of changes in fair value recognized in OCI:
Interest rate swap agreements	$(8,734)	$(1,454)	$(7,052)	$(14,873)
British pound forward purchase contracts	4,481	—	(805)	—
	$(4,253)	$(1,454)	$(7,857)	$(14,873)

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table shows the effect of the Company's derivative instruments not designated as hedges for the nine months ended September 30, 2015 and 2014 in the consolidated statements of operations (dollars in thousands):

		Amount Recognized in Earnings
		Nine Months Ended
	Location of Amount Recognized in Earnings	September 30,
		2015	2014
Derivative Instruments Not Designated as Hedges:
Cross-currency swap agreements	Interest expense	$—	$(1,184)
Cross-currency swap agreements	Other (loss)/income, net	—	(86)
British pound forward purchase contracts	Loss on settlement of foreign currency forward purchase contracts	(18,686)	—
		$(18,686)	$(1,270)
7. FAIR VALUE OF FINANCIAL INSTRUMENTS:
The Company applies the following three-level hierarchy of valuation inputs for measuring fair value:

•	Level 1 - Quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date.

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

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the Company's financial instruments carried at fair value using Level 2 inputs as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015	December 31, 2014
Financial instruments carried at fair value using Level 2 inputs:
Financial assets carried at fair value:
Interest rate swap agreements	$—	$136
British pound forward purchase contracts	95	—
Total financial assets carried at fair value	$95	$136
Financial liabilities carried at fair value:
Interest rate swap agreements	$16,328	$4,711
British pound forward purchase contracts	1,439	—
Total financial liabilities carried at fair value	$17,767	$4,711
The following table presents the Company's financial instrument carried at fair value using Level 3 inputs as of September 30, 2015 (amounts in thousands):

	September 30, 2015
	GBP	USD
Financial instrument carried at fair value using Level 3 inputs:
Financial liabilities carried at fair value:
Accrued deferred consideration	£23,957	$36,257
The Company's recurring fair value measurements using significant unobservable inputs (Level 3) relate solely to the Company's deferred consideration from the Freightliner acquisition (see Note 2, Changes in Operations).
The following table presents the carrying value and fair value using Level 2 inputs of the Company's financial instruments carried at historical cost as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities carried at historical cost:
United States term loan	$1,782,000	$1,764,814	$1,407,000	$1,402,950
Australian term loan	212,964	213,022	133,857	133,900
U.K. term loan	153,884	154,102	—	—
Revolving credit facility	65,760	65,565	43,187	43,304
Amortizing notes component of tangible equity units	2,843	2,843	11,184	11,233
Other debt	3,243	3,218	8,544	8,523
Total	$2,220,694	$2,203,564	$1,603,772	$1,599,910
8. U.K. PENSION PLAN:
In connection with the acquisition of Freightliner, the Company assumed a defined benefit pension plan for its U.K. employees. The pension plan operates as a standalone section of the Railways Pension Program (Pension Program). The Pension Program is a shared cost arrangement with required contributions shared between the Company (60%) and the active members of the Pension Program (40%). The Pension Program is managed by the program's trustees with professional advice obtained from actuaries and other advisers. The Company engages independent actuaries to compute the amounts of liabilities and expenses relating to the Pension Program subject to the assumptions that the Company selects.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the actuarial assumptions used to compute the funded status of the Pension Program as of the March 25, 2015 acquisition date and for the calculation of net periodic pension expense associated with the Pension Program for the three and nine months ended September 30, 2015:

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
The following table summarizes the components of the Pension Program related to the net benefit costs recognized in labor and benefits in the Company's consolidated statement of operations since the March 25, 2015 acquisition date for the three and nine months ended September 30, 2015 (dollars in thousands):

	September 30, 2015
	Three Months Ended	Nine Months Ended
Service cost	$4,286	$8,061
Interest cost	3,444	6,132
Expected return on plan assets	(4,241)	(8,438)
Net periodic benefit cost	$3,489	$5,755
As of September 30, 2015, contributions of £3.7 million (or $5.8 million at the exchange rate on September 30, 2015) have been made to fund the Pension Program since the acquisition date. The Company expects to contribute £6.3 million (or $9.9 million at the exchange rate on September 30, 2015) to the Pension Program for the period between the March 25, 2015 Freightliner acquisition date and December 31, 2015. The Pension Program's assets may undergo significant changes over time as a result of market conditions. In the event that the Pension Program's projected assets and liabilities reveal additional funding requirements, the shared cost arrangement generally means that the Company will be required to pay 60% of any additional contributions, with active members contributing the remaining 40%, in each case over an agreed recovery period.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

9. INCOME TAXES:
The Company's effective income tax rate in the three months ended September 30, 2015 was 36.8%, compared with 33.7% in the three months ended September 30, 2014. The Company's provision for income taxes for the three months ended September 30, 2014 included a $3.9 million tax benefit as a result of receiving consent from the United States Internal Revenue Service (IRS) to change tax accounting methods retroactively for companies acquired as a result of the acquisition of RailAmerica, Inc. (RailAmerica). The Company's effective income tax rate in the nine months ended September 30, 2015 was 37.2%, compared with 34.8% in the nine months ended September 30, 2014. The Company's provision for income taxes for the nine months ended September 30, 2014 included a $1.0 million tax benefit as a result of adjusting the Company's deferred income taxes to reflect the impact of the RCP&E acquisition and a $3.9 million tax benefit as a result of receiving consent from the IRS to change tax accounting methods retroactively for companies acquired as a result of the RailAmerica acquisition.
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
11. ACCUMULATED OTHER COMPREHENSIVE LOSS:
The following tables set forth the components of accumulated other comprehensive loss included in the consolidated balance sheets and consolidated statements of comprehensive (loss)/income (dollars in thousands):

	Foreign Currency Translation Adjustment	Defined Benefit Plans		Net Unrealized Gain/(Loss) on Cash Flow Hedges		Accumulated Other Comprehensive Loss
Balance, December 31, 2014	$(70,746)	$1,405		$(2,911)		$(72,252)
Other comprehensive loss before reclassifications	(69,990)	(1,488)		(6,386)		(77,864)
Amounts reclassified from accumulated other comprehensive loss, net of tax benefit of $13 and $980, respectively	—	(24)	(a)	(1,471)	(b)	(1,495)
Current period change	(69,990)	(1,512)		(7,857)		(79,359)
Balance, September 30, 2015	$(140,736)	$(107)		$(10,768)		$(151,611)

	Foreign Currency Translation Adjustment	Defined Benefit Plans		Net Unrealized Gain/(Loss) on Cash Flow Hedges		Accumulated Other Comprehensive Loss
Balance, December 31, 2013	$(14,687)	$214		$20,562		$6,089
Other comprehensive loss before reclassifications	(23,262)	—		(13,899)		(37,161)
Amounts reclassified from accumulated other comprehensive loss, net of tax (provision)/benefit of ($183) and $649, respectively	—	325	(a)	(974)	(b)	(649)
Current period change	(23,262)	325		(14,873)		(37,810)
Balance, September 30, 2014	$(37,949)	$539		$5,689		$(31,721)
(a) Existing net gains realized were recorded in labor and benefits on the consolidated statements of operations.
(b) Existing net losses realized were recorded in interest expense on the consolidated statements of operations (see Note 6, Derivative Financial Instruments).

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The financial statements of the Company's foreign subsidiaries were prepared in the local currency of the respective subsidiary and translated into United States dollars based on the exchange rate at the end of the period for balance sheet items and, for the statements of operations, at the average exchange rate for the statement period. The foreign currency translation adjustment for the period ended September 30, 2015 was primarily due to the weakening of the Australian and Canadian dollars relative to the United States dollar, partially offset by the strengthening of the British pound versus the United States dollar.
12. SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
As of September 30, 2015 and 2014, the Company had outstanding receivables from outside parties for the funding of capital expenditures of $25.0 million and $29.3 million, respectively. At September 30, 2015 and 2014, the Company also had $24.6 million and $21.1 million, respectively, of purchases of property and equipment that were not paid and, accordingly, were accrued in accounts payable in the normal course of business.
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
The results of operations of the foreign entities are maintained in the respective local currency (the Australian dollar, the British pound, the Canadian dollar and the Euro) and then translated into United States dollars at the applicable exchange rates for inclusion in the consolidated financial statements. As a result, any appreciation or depreciation of these currencies against the United States dollar will impact the Company's results of operations.
The following table reflects the average exchange rates used to translate the foreign entities respective local currency results of operations into United States dollars for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014		2015	2014
United States dollar per Australian dollar	$0.73	$0.93		$0.76	$0.92
United States dollar per British pound	$1.55	NM	(a)	$1.53	NM
United States dollar per Canadian dollar	$0.76	$0.92		$0.79	$0.91
United States dollar per Euro	$1.11	$1.33		$1.12	$1.36
(a) Not meaningful
The following tables set forth the Company's operating segments for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended September 30, 2015
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues	$314,563	$61,013	$170,723	$546,299
Income from operations	$90,564	$14,966	$12,029	$117,559
Depreciation and amortization	$35,158	$7,151	$5,994	$48,303
Interest expense, net	$9,788	$2,055	$5,396	$17,239
Provision for income taxes	$32,332	$3,896	$627	$36,855
Expenditures for additions to property & equipment, net of grants from outside parties	$86,620	$6,354	$14,195	$107,169

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended September 30, 2014
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues	$345,092	$81,478	$5,973	$432,543
Income/(loss) from operations	$100,948	$22,355	$(187)	$123,116
Depreciation and amortization	$32,809	$7,072	$396	$40,277
Interest expense, net	$9,865	$2,486	$221	$12,572
Provision for/(benefit from) income taxes	$31,598	$5,944	$(597)	$36,945
Expenditures for additions to property & equipment, net of grants from outside parties	$73,159	$7,661	$81	$80,901

	Nine Months Ended September 30, 2015
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues	$943,167	$187,763	$354,618	$1,485,548
Income from operations	$224,266	$44,333	$21,031	$289,630
Depreciation and amortization	$105,399	$20,771	$12,398	$138,568
Interest expense, net	$30,149	$6,659	$11,561	$48,369
Loss on settlement of foreign currency forward purchase contracts	$16,374	$2,312	$—	$18,686
Provision for income taxes	$71,559	$10,653	$805	$83,017
Expenditures for additions to property & equipment, net of grants from outside parties	$205,330	$20,128	$19,236	$244,694

	Nine Months Ended September 30, 2014
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues	$966,476	$240,889	$16,020	$1,223,385
Income/(loss) from operations	$242,927	$66,621	$(1,448)	$308,100
Depreciation and amortization	$93,633	$21,306	$1,191	$116,130
Interest expense, net	$32,094	$10,035	$623	$42,752
Provision for/(benefit from) income taxes	$77,463	$16,947	$(1,998)	$92,412
Expenditures for additions to property & equipment, net of grants from outside parties	$212,058	$15,541	$579	$228,178
The following tables set forth the property and equipment recorded in the consolidated balance sheets for the Company's operating segments as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Property and equipment, net	$3,383,871	$441,443	$260,899	$4,086,213

	December 31, 2014
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Property and equipment, net	$3,269,604	$506,154	$12,724	$3,788,482

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Geographic Area Information
Operating revenues for each geographic area for three and nine months ended September 30, 2015 and 2014 were as follows (dollars in thousands):

	Three Months Ended
	September 30, 2015		September 30, 2014
	Amount	% of Total	Amount	% of Total
Operating revenues:
United States	$291,294	53.3%	$315,640	73.0%
Non-United States:
Australia	$61,013	11.2%	$81,478	18.8%
Canada	23,269	4.2%	29,452	6.8%
U.K.	113,011	20.7%	—	—%
Netherlands	39,695	7.3%	4,859	1.1%
Other	18,017	3.3%	1,114	0.3%
Total Non-United States	$255,005	46.7%	$116,903	27.0%
Total operating revenues	$546,299	100.0%	$432,543	100.0%

	Nine Months Ended
	September 30, 2015		September 30, 2014
	Amount	% of Total	Amount	% of Total
Operating revenues:
United States	$867,401	58.4%	$879,438	71.9%
Non-United States:
Australia	$187,763	12.6%	$240,889	19.7%
Canada	75,766	5.1%	87,038	7.1%
U.K.	231,249	15.6%	—	—%
Netherlands	85,200	5.7%	13,193	1.1%
Other	38,169	2.6%	2,827	0.2%
Total Non-United States	$618,147	41.6%	$343,947	28.1%
Total operating revenues	$1,485,548	100.0%	$1,223,385	100.0%
Property and equipment for each geographic area as of September 30, 2015 and December 31, 2014 were as follows (dollars in thousands):

	September 30, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total
Property and equipment located in:
United States	$3,149,131	77.1%	$3,003,299	79.3%
Non-United States:
Australia	$441,443	10.8%	$506,154	13.4%
Canada	234,740	5.7%	266,305	7.0%
U.K.	245,745	6.0%	—	—%
Other	15,154	0.4%	12,724	0.3%
Total Non-United States	$937,082	22.9%	$785,183	20.7%
Total property and equipment, net	$4,086,213	100.0%	$3,788,482	100.0%

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

14. RECENTLY ISSUED ACCOUNTING STANDARDS:
In September 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which requires an acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. For public business entities, the amendments are effective for the financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and should be applied prospectively. Early adoption is permitted. The Company early adopted this amendment effective September 30, 2015. It did not have a material impact on its consolidated financial statements.
Accounting Standards Not Yet Effective
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and includes the specific steps for recognizing revenue and disclosure requirements. In August 2015, the FASB issued ASU 2015-04, which approved a one-year deferral of the effective date of the new revenue recognition standard. The new standard will become effective for the Company beginning with the first quarter 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company is currently assessing the impact of adopting this guidance on its consolidated financial statements.
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
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which requires reporting entities to evaluate whether they should consolidate certain legal entities for financial reporting purposes. These amendments are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company does not expect the adoption of this guidance to have an impact on its consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be recorded as a direct reduction of the debt liability on the balance sheet rather than as an asset. For public business entities, the amendments are effective for the financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. In August 2015, the FASB issued ASU 2015-15, which advises that the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Reclassifying the presentation of debt issuance costs is expected to decrease the Company's total assets by less than 1% and decrease total debt by approximately 1%.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion should be read in conjunction with our consolidated financial statements, related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our 2014 Annual Report on Form

10-K. When comparing our results from operations from one reporting period to another, it is important to consider that we have historically experienced fluctuations in revenues and expenses due to acquisitions, changing economic conditions, commodity prices, competitive forces, changes in foreign currency exchange rates, rail network congestion, one-time freight moves, fuel price fluctuations, customer plant expansions and shutdowns, sales of property and equipment, derailments and weather-related conditions, such as hurricanes, cyclones, tornadoes, droughts, heavy snowfall, unseasonably hot or cold weather, freezing and flooding, among other factors. In periods when these events occur, our results of operations are not easily comparable from one period to another. Finally, certain of our railroads have commodity shipments that are sensitive to general economic conditions, global commodity prices and foreign exchange rates, such as steel products, iron ore, paper products, lumber and forest products and agricultural products, as well as product specific market conditions, such as the availability of lower priced alternative sources of power generation (coal) and energy commodity price differentials (crude oil). Other shipments are relatively less affected by economic conditions and are more closely affected by other factors, such as winter weather (salt) and seasonal rainfall (agricultural products). As a result of these and other factors, our results of operations in any reporting period may not be directly comparable to our results of operations in other reporting periods.
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

Our subsidiaries provide rail service at more than 40 major ports in North America, Australia and Europe and perform contract coal loading and railcar switching for industrial customers. As more fully described in Note 13, Segment and Geographic Area Information, to our Consolidated Financial Statements, the results of operations of the foreign entities are maintained in the respective local currency (the Australian dollar, the British pound, the Canadian dollar and the Euro) and then translated into United States dollars at the applicable exchange rates for inclusion in the consolidated financial statements. As a result, any appreciation or depreciation of these currencies against the United States dollar will impact our results of operations.
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

The results of operations from Freightliner have been included in our consolidated statements of operations since the March 25, 2015 acquisition date. We incurred $0.7 million and $14.0 million of acquisition and integration costs associated with Freightliner during the three and nine months ended September 30, 2015, respectively, which were included within other expenses in our consolidated statements of operations. In addition, we recorded a loss of $18.7 million on the settlement of foreign currency forward purchase contracts during the nine months ended September 30, 2015. The foreign currency forward purchase contracts were entered into to fix £307.1 million of the purchase price for Freightliner to US$475.0 million and £84.7 million of the purchase price to A$163.8 million (see Note 6, Derivative Financial Instruments, to our Consolidated Financial Statements) and were settled on March 23, 2015. Based on our significant increase in operations in the U.K. and Continental Europe resulting from the acquisition of Freightliner, effective April 1, 2015, we started breaking out our North American & European Operations into North American Operations and U.K./European Operations. Our segment information for prior periods has been restated to reflect this change, which we do not consider material (see Note 13, Segment and Geographic Area Information).
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
Overview of Three Month Results
Our operating revenues increased $113.8 million, or 26.3%, to $546.3 million in the three months ended September 30, 2015, compared with $432.5 million in the three months ended September 30, 2014. Income from operations in the three months ended September 30, 2015 was $117.6 million, compared with $123.1 million in the three months ended September 30, 2014. Our operating ratio, defined as operating expenses divided by operating revenues, was 78.5% in the three months ended September 30, 2015, compared with 71.5% in the three months ended September 30, 2014. The increase in our operating ratio was primarily driven by lower operating margins from Freightliner. Our same railroad operating ratio in the three months ended September 30, 2015 was 71.7%, compared with 71.5% in the three months ended September 30, 2014. When we discuss either operating ratios from existing operations or same railroad operating ratios, we are referring to the change in our operating ratio, period-over-period, associated with operations that we managed in both periods (excluding the impact of acquisitions).
Net income in the three months ended September 30, 2015 was $63.4 million, compared with net income of $72.7 million in the three months ended September 30, 2014. Our diluted earnings per common share (EPS) in the three months ended September 30, 2015 were $1.10 with 57.8 million weighted average shares outstanding, compared with diluted EPS of $1.27 with 57.0 million weighted average shares outstanding in the three months ended September 30, 2014.
Our effective income tax rate in the three months ended September 30, 2015 was 36.8%, compared with 33.7% in the three months ended September 30, 2014. Our effective income tax rate in the three months ended September 30, 2014 included a $3.9 million tax benefit as a result of receiving United States Internal Revenue Service (IRS) consent to change tax accounting methods retroactively for companies acquired as a result of the RailAmerica, Inc. (RailAmerica) acquisition. Our effective income tax rates for both periods included adjustments to reflect differences between book income tax expense and final tax returns filed in September of each year related to the previous fiscal year.

Our results for the three months ended September 30, 2015 and 2014 included certain items affecting comparability between the periods that are set forth below (dollars in millions, except per share amounts):

	Income/(Loss) Before Taxes Impact	After-Tax Net Income/(Loss) Impact	Diluted Earnings/(Loss) Per Common Share Impact
Three Months Ended September 30, 2015
Business development and related costs	$(2.0)	$(1.3)	$(0.02)
Net gain on sale of assets	$1.2	$0.9	$0.02
Adjustment for tax returns from previous fiscal year	$—	$0.4	$0.01

Three Months Ended September 30, 2014
Business development and related costs	$(0.7)	$(0.5)	$(0.01)
Net gain on sale of assets	$1.2	$0.9	$0.02
Adjustment for tax returns from previous fiscal year	$—	$(0.7)	$(0.01)
RailAmerica-related tax benefit	$—	$3.9	$0.07
In the three months ended September 30, 2015, our results included business development and related costs of $2.0 million primarily related to the integration of Freightliner and net gain on sale of assets of $1.2 million. The three months ended September 30, 2015 also included a tax benefit of $0.4 million related to differences between book income tax expense and the final tax returns filed in September of 2015 related to the previous fiscal year.
In the three months ended September 30, 2014, our results included business development and related costs of $0.7 million and net gain on sale of assets of $1.2 million. The three months ended September 30, 2014 also included an income tax expense of $0.7 million related to differences between book income tax expense and the final tax returns filed in September of 2014 related to the previous fiscal year and an income tax benefit of $3.9 million associated with the companies acquired as a result of the RailAmerica acquisition.
Operating revenues from our North American Operations decreased $30.5 million, or 8.8%, to $314.6 million in the three months ended September 30, 2015, compared with $345.1 million in the three months ended September 30, 2014. Excluding $4.0 million of revenues from new operations and a $5.0 million decrease from the impact of foreign currency depreciation, our North American Operations same railroad revenues decreased by $29.5 million, or 8.7%, primarily due to declines in coal and metals shipments. When we discuss either revenues from existing operations or same railroad revenues, we are referring to the change in our revenues, period-over-period, associated with operations that we managed in both periods (excluding the impact of acquisitions).
North American Operations traffic decreased 42,771 carloads, or 9.3%, to 419,571 carloads in the three months ended September 30, 2015. Excluding 8,683 carloads from new operations, same railroad traffic decreased 51,454 carloads, or 11.1%, in the three months ended September 30, 2015 compared with the three months ended September 30, 2014. The same railroad traffic decrease was principally due to decreases of 15,814 carloads of coal and coke (Ohio Valley, Midwest, Central and Mountain West regions), 15,233 carloads of metals traffic (primarily in the Southern, Ohio Valley and Northeast regions), 8,403 carloads of Other traffic (primarily overhead Class I shipments), 3,680 carloads of minerals and stone traffic (primarily in the Midwest and Northeast regions), 2,375 carloads of lumber and forest products traffic (primarily in the Pacific Region) and 2,336 carloads of autos and auto parts traffic (primarily in the Pacific Region). All remaining traffic decreased by a net 3,613 carloads.
Income from operations from our North American Operations in the three months ended September 30, 2015 was $90.6 million, compared with $100.9 million in the three months ended September 30, 2014. The operating ratio from our North American Operations in the three months ended September 30, 2015 was 71.2%, compared with 70.7% in the three months ended September 30, 2014.
Operating revenues from our Australian Operations decreased $20.5 million, or 25.1%, to $61.0 million, in the three months ended September 30, 2015, compared with $81.5 million in the three months ended September 30, 2014. Excluding $11.9 million of revenues from our newly acquired Freightliner Australia operations and a $17.6 million decrease from the impact of foreign currency depreciation, our Australian Operations same railroad operating revenues decreased by $14.8 million, or 23.1%, primarily due to a decrease in freight revenues resulting from a decline in iron ore shipments.

Australian Operations traffic decreased 9,026 carloads, or 15.7%, to 48,532 carloads in the three months ended September 30, 2015. The traffic decrease was principally due to a decrease of 8,623 carloads of metallic ores traffic (iron ore). All remaining traffic decreased by a net 403 carloads.
Income from operations from our Australian Operations in the three months ended September 30, 2015 was $15.0 million, compared with $22.4 million in the three months ended September 30, 2014. The operating ratio from our Australian Operations in the three months ended September 30, 2015 was 75.5%, compared with an operating ratio of 72.6% in the three months ended September 30, 2014.
Operating revenues from our U.K./European Operations increased $164.8 million to $170.7 million in the three months ended September 30, 2015, compared with $6.0 million in the three months ended September 30, 2014. Excluding $165.5 million of revenues from our newly acquired Freightliner U.K./European operations and a $1.0 million decrease from the impact of foreign currency depreciation, our U.K./European Operations same railroad revenues increased by $0.2 million, or 4.3%. U.K./European Operations traffic consisted of 307,453 carloads in the three months ended September 30, 2015, primarily related to traffic from our newly acquired Freightliner U.K./European operations.
Income from operations from our U.K./European Operations in the three months ended September 30, 2015 was $12.0 million with an operating ratio of 93.0%. The prior year is not comparable because over 95% of the revenue and income from operations was generated from the recently acquired Freightliner business.
Overview of Nine Month Results
Our operating revenues increased $262.2 million, or 21.4%, to $1,485.5 million in the nine months ended September 30, 2015, compared with $1,223.4 million in the nine months ended September 30, 2014. Excluding $404.6 million of revenues from new operations, including Freightliner, Pinsly Arkansas and Rapid City, Pierre & Eastern Railroad, Inc. (RCP&E), and a $55.2 million decrease from the net depreciation of foreign currencies relative to the United States dollar, our same railroad operating revenues decreased $87.2 million, or 7.5%. The decrease in our same railroad operating revenues was primarily driven by a decrease in freight revenues.
Income from operations in the nine months ended September 30, 2015 was $289.6 million, compared with $308.1 million in the nine months ended September 30, 2014, a decrease of $18.5 million, or 6.0%. Our operating ratio was 80.5% in the nine months ended September 30, 2015, compared with 74.8% in the nine months ended September 30, 2014. The increase in our operating ratio was primarily driven by lower operating margins from Freightliner as well as a decrease in iron ore, metals and coal traffic. Our same railroad operating ratio in the nine months ended September 30, 2015 was 76.3%, compared with 74.8% in the nine months ended September 30, 2014.
Net income in the nine months ended September 30, 2015 was $140.1 million, compared with net income of $173.4 million in the nine months ended September 30, 2014. Our diluted EPS in the nine months ended September 30, 2015 were $2.42 with 57.8 million weighted average shares outstanding, compared with diluted EPS of $3.05 with 56.9 million weighted average shares outstanding in the nine months ended September 30, 2014.

Our results for the nine months ended September 30, 2015 and 2014 included certain items affecting comparability between the periods that are set forth below (dollars in millions, except per share amounts):

	Income/(Loss) Before Taxes Impact	After-Tax Net Income/(Loss) Impact	Diluted Earnings/(Loss) Per Common Share Impact
Nine Months Ended September 30, 2015
Loss on settlement of foreign currency forward purchase contracts	$(18.7)	$(11.6)	$(0.20)
Business development and related costs	$(14.8)	$(10.8)	$(0.19)
Australia severance costs	$(2.3)	$(1.6)	$(0.03)
Credit facility refinancing-related costs	$(2.0)	$(1.3)	$(0.02)
Net gain on sale of assets	$2.0	$1.5	$0.02
Adjustment for tax returns from previous fiscal year	$—	$0.4	$0.01

Nine Months Ended September 30, 2014
Credit facility refinancing-related costs	$(4.7)	$(2.9)	$(0.05)
Business development and related costs	$(3.6)	$(2.2)	$(0.04)
Net gain on sale of assets	$3.4	$2.4	$0.04
RailAmerica-related tax benefit	$—	$3.9	$0.07
Adjustment for tax returns from previous fiscal year	$—	$(0.7)	$(0.01)
During the nine months ended September 30, 2015, we generated $344.3 million in cash flows from operating activities. During the same period, we purchased $276.2 million of property and equipment, including $58.6 million for new business investments, partially offset by $31.5 million in cash received from government grants and other outside parties for capital spending. We also paid $735.6 million for the acquisitions of Freightliner and Pinsly Arkansas and $18.7 million for the settlement of foreign currency forward purchase contracts related to the acquisition of Freightliner and received net proceeds of $627.1 million primarily related to borrowings from the refinancing of our Credit Agreement in conjunction with our acquisition of Freightliner.
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
Headquartered in London, England, Freightliner is an international freight rail operator with operations in the U.K., Poland, Germany, the Netherlands and Australia. Freightliner's principal business is located in the U.K. where it is the largest maritime intermodal operator and the second largest freight rail operator, providing service throughout England, Scotland and Wales. In Continental Europe, Freightliner Poland primarily serves aggregates and coal customers in Poland. In addition, Freightliner's ERS subsidiary, based in Rotterdam, provides cross-border intermodal services connecting the northern European ports of Rotterdam, Bremerhaven and Hamburg to key cities in Germany, Poland, Italy and beyond. In Australia, Freightliner currently transports coal and containerized agricultural products for its customers in New South Wales. As of the acquisition date, Freightliner's fleet of primarily leased equipment included approximately 250 standard gauge locomotives, including approximately 45 electric locomotives, and 5,500 railcars. Freightliner employs approximately 2,500 people worldwide.

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
As of March 25, 2015, we recorded a contingent liability within other long-term liabilities of £24.0 million (or $35.7 million at the exchange rate on March 25, 2015). This contingent liability represents the aggregate fair value of the shares transferred to us by the Management Shareholders representing an economic interest of approximately 6% on the acquisition date at the Freightliner acquisition price per share, in exchange for the right to receive cash consideration for the representative economic interest in the future (deferred consideration). We will recalculate the estimated fair value of the deferred consideration in each reporting period until it is paid in full by using a contractual formula designed to estimate the economic value of the Management Shareholders' retained interest in a manner consistent with that used to derive the Freightliner acquisition price per share on the acquisition date. Accordingly, a change in the fair value of the deferred consideration could have a material effect on our results of operations for the period in which a change in estimate occurs. As of September 30, 2015, there was no change in the estimated fair value of the deferred consideration (see Note 7, Fair Value of Financial Instruments, to our Consolidated Financial Statements), resulting in no change to the contingent liability. We expect to recognize future changes in the contingent liability for the estimated fair value of the deferred consideration through other expenses within our consolidated statement of operations. These future changes in the estimated fair value of the deferred consideration are not expected to be deductible for tax purposes. Each of the Management Shareholders may elect to receive one third of their respective deferred consideration valued as of March 31, 2018, 2019 and 2020. The remaining portion of the deferred consideration will be valued as of March 31, 2020, and paid by the end of 2020.
The results of operations from Freightliner have been included in our consolidated statement of operations since the March 25, 2015 acquisition date. The results of Freightliner's U.K. and Continental Europe operations are included in our U.K./European Operations segment and the results of Freightliner's Australia operations are included in our Australian Operations segment. Freightliner contributed $363.5 million of total operating revenues to our consolidated results since the March 25, 2015 acquisition date. We incurred $0.7 million and $14.0 million of acquisition and integration costs associated with Freightliner during the three and nine months ended September 30, 2015, respectively, which were included within other expenses in our consolidated statements of operations. In addition, we recorded a loss of $18.7 million on the settlement of foreign currency forward purchase contracts during the nine months ended September 30, 2015, which were entered into in contemplation of the Freightliner acquisition (see Note 6, Derivative Financial Instruments, to our Consolidated Financial Statements).
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

The following preliminary acquisition-date fair values were assigned to the acquired net assets (amounts in thousands):

	GBP	USD
Cash and cash equivalents	£29,362	$43,738
Accounts receivable	54,416	81,058
Materials and supplies	9,740	14,509
Prepaid expenses and other	19,770	29,449
Property and equipment	160,500	239,081
Goodwill	218,433	325,378
Intangible assets	360,100	536,405
Other assets	351	523
Total assets	852,672	1,270,141
Current portion of long-term debt	13,946	20,774
Accounts payable and accrued expenses	101,297	150,893
Long-term debt, less current portion	39,738	59,194
Deferred income tax liabilities, net	122,167	181,980
Other long-term liabilities	59,484	88,607
Net assets	£516,040	$768,693
We assigned £360.1 million (or $536.4 million at the exchange rate on March 25, 2015) to amortizable intangible assets with a weighted average amortization period of approximately 85 years. In addition, we assigned £218.4 million (or $325.4 million at the exchange rate on March 25, 2015) to goodwill in our preliminary allocation. The goodwill will not be deductible for tax purposes.
Included in the £13.9 million (or $20.8 million at the exchange rate on March 25, 2015) current portion of long-term debt assumed was a £12.5 million (or $18.6 million at the exchange rate on March 25, 2015) capital lease liability we assumed. In addition, the £39.7 million (or $59.2 million at the exchange rate on March 25, 2015) of long-term debt, less current portion, represents a long-term capital lease liability we assumed. Freightliner enters into operating and capital leases for railcars, locomotives and other equipment as well as real property. See Note 2, Changes in Operations, to our Consolidated Financial Statements, for additional information regarding acquired leases. In addition, we assumed bank guarantees of the acquired entities of €3.4 million (or $3.7 million at the exchange rate on March 25, 2015) and £2.5 million (or $3.6 million at the exchange rate on March 25, 2015) primarily associated with credit and payment guarantees.
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
United States
Pinsly's Arkansas Division: On January 5, 2015, we completed the acquisition of certain subsidiaries of Pinsly that constituted Pinsly Arkansas for $41.3 million in cash. We funded the acquisition with borrowings under the Prior Credit Agreement. The results of operations from Pinsly Arkansas have been included in our consolidated statement of operations since the acquisition date within our North American Operations segment.
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
Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014
Consolidated Operating Results
Operating Revenues
The following table sets forth our operating revenues by new operations and existing operations for the three months ended September 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended September 30,				Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations
	2015			2014
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%	Currency Impact
Freight revenues	$379,789	$108,241	$271,548	$331,042	$48,747	14.7%	$(59,494)	(18.0)%	$(17,106)
Freight-related revenues	144,277	69,046	75,231	74,022	70,255	94.9%	1,209	1.6%	(5,231)
All other revenues	22,233	4,062	18,171	27,479	(5,246)	(19.1)%	(9,308)	(33.9)%	(1,213)
Total operating revenues	$546,299	$181,349	$364,950	$432,543	$113,756	26.3%	$(67,593)	(15.6)%	$(23,550)
Carloads	775,556	316,136	459,420	519,900	255,656	49.2%	(60,480)	(11.6)%
Operating Expenses
Total operating expenses for the three months ended September 30, 2015 increased $119.3 million, or 38.6%, to $428.7 million, compared with $309.4 million for the three months ended September 30, 2014. The increase consisted of $167.2 million from new operations, partially offset by a decrease of $47.9 million from existing operations. When we discuss expenses from existing operations, we are referring to the change in our expenses, period-over-period, associated with operations that we managed in both periods (excluding the impact of acquisitions). The decrease from existing operations was primarily due to a $17.6 million decrease from the depreciation of foreign currencies relative to the United States dollar and decreases of $14.0 million in diesel fuel used in train operations, $8.4 million in labor and benefits, $4.2 million in materials, $4.1 million in equipment rents and $3.8 million in trackage rights, partially offset by an increase of $3.3 million in depreciation and amortization.

The following table sets forth our total operating expenses for the three months ended September 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended September 30,
	2015		2014		Currency Impact
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$158,675	29.1%	$121,152	28.0%	$(6,092)
Equipment rents	44,630	8.2%	22,934	5.3%	(828)
Purchased services	55,291	10.1%	24,861	5.7%	(2,146)
Depreciation and amortization	48,303	8.8%	40,277	9.3%	(2,292)
Diesel fuel used in train operations	34,264	6.3%	36,089	8.3%	(1,982)
Electricity used in train operations	5,164	0.9%	437	0.1%	(70)
Casualties and insurance	11,466	2.1%	8,702	2.0%	(982)
Materials	25,140	4.6%	21,195	4.9%	(957)
Trackage rights	21,765	4.0%	14,174	3.3%	(1,432)
Net gain on sale of assets	(1,174)	(0.2)%	(1,237)	(0.3)%	147
Other expenses	25,216	4.6%	20,843	4.9%	(929)
Total operating expenses	$428,740	78.5%	$309,427	71.5%	$(17,563)
Income from Operations/Operating Ratio
Income from operations was $117.6 million in the three months ended September 30, 2015, compared with $123.1 million in the three months ended September 30, 2014. Income from operations in the three months ended September 30, 2015 included business development and related costs of $2.0 million and net gain on sale of assets of $1.2 million. Income from operations in the three months ended September 30, 2014 included business development and related costs of $0.7 million and net gain on sale of assets of $1.2 million.
Our operating ratio, defined as total operating expenses divided by total operating revenues, was 78.5% in the three months ended September 30, 2015, compared with 71.5% in the three months ended September 30, 2014. Our same railroad operating ratio in the three months ended September 30, 2015 was 71.7%, compared with 71.5% in the three months ended September 30, 2014. The increase in our operating ratio was primarily driven by lower operating margins from Freightliner. While changes in foreign currency exchange rates can have a material impact on our operating revenues and operating expenses, the impact of these foreign currency translation effects should not have a material impact on our operating ratio.
Interest Expense
Interest expense was $17.5 million in the three months ended September 30, 2015, compared with $12.7 million in the three months ended September 30, 2014. The increase in interest expense was primarily due to a higher debt balance resulting from the acquisition of Freightliner.
Provision for Income Taxes
Our effective income tax rate in the three months ended September 30, 2015 was 36.8%, compared with 33.7% in the three months ended September 30, 2014. Our effective income tax rate in the three months ended September 30, 2014 included a $3.9 million tax benefit as a result of receiving IRS consent to change tax accounting methods retroactively for companies acquired as a result of the RailAmerica acquisition. Our effective income tax rates for both periods included adjustments to reflect differences between book income tax expense and final tax returns filed in September of each year related to the previous fiscal year.
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

Net Income and Earnings Per Common Share
Net income in the three months ended September 30, 2015 was $63.4 million, compared with $72.7 million in the three months ended September 30, 2014. Our basic EPS were $1.12 with 56.8 million weighted average shares outstanding in the three months ended September 30, 2015, compared with basic EPS of $1.31 with 55.6 million weighted average shares outstanding in the three months ended September 30, 2014. Our diluted EPS in the three months ended September 30, 2015 were $1.10 with 57.8 million weighted average shares outstanding, compared with diluted EPS of $1.27 with 57.0 million weighted average shares outstanding in the three months ended September 30, 2014. Our results for the three months ended September 30, 2015 and 2014 included certain items affecting comparability between the periods as previously presented in the "Overview."
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
The results of operations of our foreign entities are maintained in the respective local currency (the Australian dollar, the British pound, the Canadian dollar and the Euro) and then translated into United States dollars at the applicable exchange rates for inclusion in our consolidated financial statements. As a result, any appreciation or depreciation of these currencies against the United States dollar can impact our results of operations.

The following tables set forth our North American Operations, Australian Operations and U.K./European Operations for the three months ended September 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended September 30, 2015
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$241,410	$32,780	$105,599	$379,789
Freight-related revenues	56,795	26,156	61,326	144,277
All other revenues	16,358	2,077	3,798	22,233
Total operating revenues	$314,563	$61,013	$170,723	$546,299
Operating expenses:
Labor and benefits	93,887	16,078	48,710	158,675
Equipment rents	16,669	3,083	24,878	44,630
Purchased services	17,263	5,080	32,948	55,291
Depreciation and amortization	35,158	7,151	5,994	48,303
Diesel fuel used in train operations	16,444	6,004	11,816	34,264
Electricity used in train operations	—	—	5,164	5,164
Casualties and insurance	7,547	1,696	2,223	11,466
Materials	13,704	2,964	8,472	25,140
Trackage rights	6,023	2,457	13,285	21,765
Net gain on sale of assets	(1,025)	(7)	(142)	(1,174)
Other expenses	18,329	1,541	5,346	25,216
Total operating expenses	223,999	46,047	158,694	428,740
Income from operations	$90,564	$14,966	$12,029	$117,559
Operating ratio	71.2%	75.5%	93.0%	78.5%
Interest expense, net	$9,788	$2,055	$5,396	$17,239
Provision for income taxes	$32,332	$3,896	$627	$36,855
Carloads	419,571	48,532	307,453	775,556
Expenditures for additions to property & equipment, net of grants from outside parties	$86,620	$6,354	$14,195	$107,169

	Three Months Ended September 30, 2014
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$267,584	$63,458	$—	$331,042
Freight-related revenues	53,420	14,629	5,973	74,022
All other revenues	24,088	3,391	—	27,479
Total operating revenues	$345,092	$81,478	$5,973	$432,543
Operating expenses:
Labor and benefits	99,579	19,683	1,890	121,152
Equipment rents	19,693	2,521	720	22,934
Purchased services	16,442	7,591	828	24,861
Depreciation and amortization	32,809	7,072	396	40,277
Diesel fuel used in train operations	29,039	6,475	575	36,089
Electricity used in train operations	—	—	437	437
Casualties and insurance	4,214	4,474	14	8,702
Materials	18,095	2,881	219	21,195
Trackage rights	7,327	5,953	894	14,174
Net gain on sale of assets	(1,132)	(75)	(30)	(1,237)
Other expenses	18,078	2,548	217	20,843
Total operating expenses	244,144	59,123	6,160	309,427
Income/(loss) from operations	$100,948	$22,355	$(187)	$123,116
Operating ratio	70.7%	72.6%	103.1%	71.5%
Interest expense, net	$9,865	$2,486	$221	$12,572
Provision for/(benefit from) income taxes	$31,598	$5,944	$(597)	$36,945
Carloads	462,342	57,558	—	519,900
Expenditures for additions to property & equipment, net of grants from outside parties	$73,159	$7,661	$81	$80,901
North American Operations
Operating Revenues
The following table sets forth our North American Operations operating revenues and carloads by new operations and existing operations for the three months ended September 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended September 30,				Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations
	2015			2014
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%	Currency Impact
Freight revenues	$241,410	$2,642	$238,768	$267,584	$(26,174)	(9.8)%	$(28,816)	(10.8)%	$(3,427)
Freight-related revenues	56,795	1,072	55,723	53,420	3,375	6.3%	2,303	4.3%	(1,116)
All other revenues	16,358	260	16,098	24,088	(7,730)	(32.1)%	(7,990)	(33.2)%	(482)
Total operating revenues	$314,563	$3,974	$310,589	$345,092	$(30,529)	(8.8)%	$(34,503)	(10.0)%	$(5,025)
Carloads	419,571	8,683	410,888	462,342	(42,771)	(9.3)%	(51,454)	(11.1)%

Freight Revenues
The following table sets forth our North American Operations freight revenues, carloads and average freight revenues per carload for the three months ended September 30, 2015 and 2014 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
	Three Months Ended September 30,				Three Months Ended September 30,				Three Months Ended September 30,
	2015		2014		2015		2014
Commodity Group	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	2015	2014
Agricultural Products	$29,643	12.3%	$32,153	12.0%	51,010	12.2%	52,337	11.3%	$581	$614
Autos & Auto Parts	4,302	1.8%	6,389	2.4%	6,997	1.7%	9,333	2.0%	615	685
Chemicals & Plastics	34,942	14.5%	34,889	13.0%	43,829	10.4%	43,292	9.3%	797	806
Coal & Coke	24,609	10.2%	31,771	11.8%	71,197	17.0%	87,011	18.8%	346	365
Food & Kindred Products	8,712	3.6%	9,109	3.4%	15,261	3.6%	15,494	3.4%	571	588
Intermodal	6	—%	138	0.1%	66	—%	1,216	0.3%	91	113
Lumber & Forest Products	20,154	8.3%	21,445	8.0%	34,770	8.3%	35,376	7.7%	580	606
Metallic Ores	4,897	2.0%	4,585	1.7%	6,291	1.5%	5,638	1.2%	778	813
Metals	26,522	11.0%	35,390	13.2%	34,507	8.2%	49,329	10.7%	769	717
Minerals & Stone	31,411	13.0%	34,089	12.7%	56,977	13.6%	56,280	12.2%	551	606
Petroleum Products	16,365	6.8%	15,710	5.9%	25,242	6.0%	25,735	5.6%	648	610
Pulp & Paper	29,348	12.2%	30,639	11.5%	45,270	10.8%	45,368	9.8%	648	675
Waste	5,386	2.2%	5,254	2.0%	11,453	2.7%	10,839	2.3%	470	485
Other	5,113	2.1%	6,023	2.3%	16,701	4.0%	25,094	5.4%	306	240
Total	$241,410	100.0%	$267,584	100.0%	419,571	100.0%	462,342	100.0%	$575	$579
Total traffic from our North American Operations decreased 42,771 carloads, or 9.3%, in the three months ended September 30, 2015, compared with the same period in 2014. Carloads from existing operations decreased 51,454 carloads, or 11.1%, partially offset by 8,683 carloads from new operations. The decrease in traffic from existing operations was principally due to decreases of 15,814 carloads of coal and coke traffic, 15,233 carloads of metals traffic, 8,403 carloads of other traffic, 3,680 carloads of minerals and stone traffic, 2,375 carloads of lumber and forest products traffic and 2,336 carloads of autos and auto parts traffic. All remaining traffic decreased by a net 3,613 carloads.
Average freight revenues per carload from our North American Operations decreased 0.7% to $575 in the three months ended September 30, 2015, compared with the same period in 2014. Average freight revenues per carload from existing operations increased 0.3% to $581. Changes in fuel surcharge and the depreciation of the Canadian dollar relative to the United States dollar decreased average freight revenues per carload from existing operations by 5.6% and 1.5%, respectively, partially offset by an increase of 1.3% due to changes in commodity mix. Excluding the impact from fuel surcharge, foreign currency depreciation and commodity mix, average freight revenues per carload from North American existing operations increased by 6.1%.

The following table sets forth the changes in our North American Operations freight revenues by commodity group segregated into new operations and existing operations for the three months ended September 30, 2015 compared with the three months ended September 30, 2014 (dollars in thousands):

	Three Months Ended September 30,				Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations		Currency Impact
	2015			2014
Commodity Group	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%
Agricultural Products	$29,643	$32	$29,611	$32,153	$(2,510)	(7.8)%	$(2,542)	(7.9)%	$(247)
Autos & Auto Parts	4,302	—	4,302	6,389	(2,087)	(32.7)%	(2,087)	(32.7)%	(197)
Chemicals & Plastics	34,942	651	34,291	34,889	53	0.2%	(598)	(1.7)%	(543)
Coal & Coke	24,609	1	24,608	31,771	(7,162)	(22.5)%	(7,163)	(22.5)%	(147)
Food & Kindred Products	8,712	6	8,706	9,109	(397)	(4.4)%	(403)	(4.4)%	(43)
Intermodal	6	—	6	138	(132)	(95.7)%	(132)	(95.7)%	(17)
Lumber & Forest Products	20,154	1,025	19,129	21,445	(1,291)	(6.0)%	(2,316)	(10.8)%	(151)
Metallic Ores	4,897	13	4,884	4,585	312	6.8%	299	6.5%	(134)
Metals	26,522	195	26,327	35,390	(8,868)	(25.1)%	(9,063)	(25.6)%	(672)
Minerals & Stone	31,411	515	30,896	34,089	(2,678)	(7.9)%	(3,193)	(9.4)%	(119)
Petroleum Products	16,365	40	16,325	15,710	655	4.2%	615	3.9%	(318)
Pulp & Paper	29,348	143	29,205	30,639	(1,291)	(4.2)%	(1,434)	(4.7)%	(701)
Waste	5,386	18	5,368	5,254	132	2.5%	114	2.2%	(17)
Other	5,113	3	5,110	6,023	(910)	(15.1)%	(913)	(15.2)%	(121)
Total freight revenues	$241,410	$2,642	$238,768	$267,584	$(26,174)	(9.8)%	$(28,816)	(10.8)%	$(3,427)
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
Agricultural products revenues decreased $2.5 million, or 7.9%. Agricultural products average freight revenues per carload decreased 5.2%, which decreased revenues by $1.7 million, and traffic volume decreased 1,460 carloads, or 2.8%, which decreased revenues by $0.9 million. The carload decrease was primarily due to decreased shipments in the midwestern and western United States due to weaker grain prices.
Autos and auto parts revenues decreased by $2.1 million, or 32.7%. Autos and auto parts traffic volume decreased 2,336 carloads, or 25.0%, which decreased revenues by $1.4 million, and average freight revenue per carload decreased 10.2%, which decreased revenues by $0.7 million. The carload decrease was primarily due to decreased export shipments in the western United States.
Coal and coke revenues decreased $7.2 million, or 22.5%. Coal and coke traffic volume decreased 15,814 carloads, or 18.2%, which decreased revenues by $5.5 million, and average freight revenues per carload decreased 5.2%, which decreased revenues by $1.7 million. The carload decrease was due to lower demand for steam coal primarily as a result of competition from natural gas power generation.
Lumber and forest products revenues decreased $2.3 million, or 10.8%. Lumber and forest products traffic volume decreased 2,375 carloads, or 6.7%, which decreased revenues by $1.4 million, and average freight revenues per carload decreased 4.3%, which decreased revenues by $0.9 million. The carload decrease was primarily due to decreased shipments to the west coast housing market.

Metals revenues decreased $9.1 million, or 25.6%. Metals traffic volume decreased 15,223 carloads, or 30.9%, which decreased revenues by $11.8 million, while average freight revenues per carload increased 7.7%, which increased revenues by $2.7 million. The carload decrease was due to weaker shipments of steel and scrap resulting primarily from competition from imported steel. The increase in freight revenues per carload was primarily due to a change in the mix of business.
Minerals and stone revenues decreased $3.2 million, or 9.4%. Minerals and stone traffic volume decreased 3,680 carloads, or 6.5%, which decreased revenues by $2.2 million, and average freight revenues per carload decreased 3.1%, which decreased revenues by $1.0 million primarily due to reduced revenues from fuel surcharges. The decrease in carloads was primarily due to decreased shipments of frac sand and proppants in the midwestern and southern United States.
Pulp and paper revenues decreased $1.4 million, or 4.7%. Pulp and paper average freight revenues per carload decreased 3.1%, which decreased revenues by $1.0 million, and traffic volume decreased by 688 carloads, or 1.5%, which decreased revenues by $0.5 million. The carload decrease was primarily due to a plant closure in the northeastern United States.
Other commodity revenues decreased by $0.9 million, or 15.2%, primarily due to decreased overhead Class I traffic in the central United States.
Freight-Related Revenues
Freight-related revenues from our North American Operations increased $3.4 million, or 6.3%, to $56.8 million in the three months ended September 30, 2015, compared with $53.4 million in the three months ended September 30, 2014. North American freight-related revenues includes revenues from port terminal railroad operations and industrial switching, where we operate trains in facilities we do not own on a contract basis, as well as demurrage, storage, car hire, track access rights, transloading and other ancillary revenues related to the movement of freight. The increase in freight-related revenues consisted of $2.3 million from existing operations and $1.1 million from new operations. The increase in freight-related revenues from existing operations was primarily due to an increase in demurrage and storage revenues, as a result of reduced traffic volumes increasing the length of time railcars were held, and an increase in trackage rights revenues due to a new agreement beginning in 2015, partially offset by a decrease in switching revenues and the depreciation of the Canadian dollar relative to the United States dollar.
All Other Revenues
All other revenues from our North American Operations, which includes revenues from third-party car and locomotive repairs, property rentals, railroad construction and other ancillary revenues not directly related to the movement of freight, decreased $7.7 million, or 32.1%, to $16.4 million in the three months ended September 30, 2015, compared with $24.1 million in the three months ended September 30, 2014. The decrease in all other revenues consisted of $8.0 million from existing operations, partially offset by $0.3 million from new operations. The decrease in all other revenues from existing operations was primarily due to a decrease in construction revenues as a result of fewer third-party projects in 2015 which resulted from our previously disclosed decision to focus our construction resources on internal projects, a decrease in rental revenues and the depreciation of the Canadian dollar relative to the United States dollar.
Operating Expenses
Total operating expenses from our North American Operations decreased $20.1 million, or 8.3%, to $224.0 million in the three months ended September 30, 2015, compared with $244.1 million for the three months ended September 30, 2014. The decrease consisted of $22.3 million from existing operations, partially offset by $2.2 million from new operations. The depreciation of the Canadian dollar relative to the United States dollar resulted in a $3.9 million decrease in operating expenses from existing operations.

The following table sets forth operating expenses from our North American Operations for the three months ended September 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended September 30,
	2015		2014		Currency Impact
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$93,887	29.8%	$99,579	28.9%	$(1,567)
Equipment rents	16,669	5.3%	19,693	5.7%	(169)
Purchased services	17,263	5.5%	16,442	4.8%	(373)
Depreciation and amortization	35,158	11.2%	32,809	9.5%	(704)
Diesel fuel used in train operations	16,444	5.2%	29,039	8.4%	(492)
Casualties and insurance	7,547	2.4%	4,214	1.2%	(25)
Materials	13,704	4.4%	18,095	5.2%	(301)
Trackage rights	6,023	1.9%	7,327	2.1%	(6)
Net gain on sale of assets	(1,025)	(0.3)%	(1,132)	(0.3)%	126
Other expenses	18,329	5.8%	18,078	5.2%	(339)
Total operating expenses	$223,999	71.2%	$244,144	70.7%	$(3,850)
The following information discusses the significant changes in operating expenses of our North American Operations.
Labor and benefits expense was $93.9 million in the three months ended September 30, 2015, compared with $99.6 million in the three months ended September 30, 2014, a decrease of $5.7 million, or 5.7%. The decrease consisted of $6.6 million from existing operations, partially offset by $0.9 million from new operations. The decrease from existing operations was primarily due to a decrease in the average number of employees, reduced benefits and $1.6 million due to the depreciation of the Canadian dollar relative to the United States dollar.
Equipment rents expense was $16.7 million in the three months ended September 30, 2015, compared with $19.7 million in the three months ended September 30, 2014, a decrease of $3.0 million, or 15.4%. The decrease consisted of $3.3 million from existing operations, partially offset by $0.3 million from new operations. The decrease from existing operations was primarily the result of the purchase of railcars.
Purchased services expense, which consists primarily of the costs of services provided by outside contractors for repairs and maintenance of track property, locomotives, railcars and other equipment was $17.3 million in the three months ended September 30, 2015, compared with $16.4 million in the three months ended September 30, 2014, an increase of $0.8 million, or 5.0%. The increase consisted of $0.6 million from existing operations and $0.3 million from new operations.
Depreciation and amortization expense was $35.2 million in the three months ended September 30, 2015, compared with $32.8 million in the three months ended September 30, 2014, an increase of $2.3 million, or 7.2%. The increase consisted of $2.1 million from existing operations and $0.3 million from new operations. The increase from existing operations was primarily attributable to capital expenditures in 2014, including new business development projects, partially offset by a decrease of $0.7 million due to the depreciation of the Canadian dollar relative to the United States dollar.
The cost of diesel fuel used in train operations was $16.4 million in the three months ended September 30, 2015, compared with $29.0 million in the three months ended September 30, 2014, a decrease of $12.6 million, or 43.4%. The decrease consisted of $12.7 million from existing operations, partially offset by $0.1 million from new operations. The decrease from existing operations was primarily attributable to a 39.7% decrease in average fuel cost per gallon.
Casualties and insurance expense was $7.5 million in the three months ended September 30, 2015, compared with $4.2 million in the three months ended September 30, 2014, an increase of $3.3 million. The increase was primarily attributable to costs incurred in the United States related to a series of small incidents.

Materials expense, which primarily consists of the costs of materials purchased for use in repairing and maintaining our track property, locomotives, railcars and other equipment as well as costs for general tools and supplies used in our business, was $13.7 million in the three months ended September 30, 2015, compared with $18.1 million in the three months ended September 30, 2014, a decrease of $4.4 million, or 24.3%. The decrease consisted of $4.6 million from existing operations, partially offset by $0.2 million from new operations. The decrease from existing operations was primarily attributable to a reduction in the level of construction projects in 2015 and $0.3 million due to the depreciation of the Canadian dollar relative to the United States dollar.
Trackage rights expense was $6.0 million in the three months ended September 30, 2015, compared with $7.3 million in the three months ended September 30, 2014, a decrease of $1.3 million, or 17.8%. The decrease consisted of $1.3 million from existing operations primarily attributable to reduced traffic for a metals customer in the southern United States and reduced coal traffic due to a maintenance outage at a power plant we serve.
Income from Operations/Operating Ratio
Income from operations from our North American Operations was $90.6 million in the three months ended September 30, 2015, compared with $100.9 million in the three months ended September 30, 2014. Income from operations in the three months ended September 30, 2015 included business development and related costs of $1.2 million and net gain on sale of assets of $1.0 million. Income from operations in the three months ended September 30, 2014 included business development and related costs of $0.6 million and net gain on sale of assets of $1.1 million. The operating ratio was 71.2% in the three months ended September 30, 2015, compared with 70.7% in the three months ended September 30, 2014.
Australian Operations
Operating Revenues
The following table sets forth our Australian Operations operating revenues and carloads by new operations and existing operations for the three months ended September 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended September 30,				Increase/(Decrease) in Total Operations		Decrease in Existing Operations
	2015			2014
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%	Currency Impact
Freight revenues	$32,780	$—	$32,780	$63,458	$(30,678)	(48.3)%	$(30,678)	(48.3)%	$(13,680)
Freight-related revenues	26,156	11,879	14,277	14,629	11,527	78.8%	(352)	(2.4)%	(3,154)
All other revenues	2,077	—	2,077	3,391	(1,314)	(38.7)%	(1,314)	(38.7)%	(732)
Total operating revenues	$61,013	$11,879	$49,134	$81,478	$(20,465)	(25.1)%	$(32,344)	(39.7)%	$(17,566)
Carloads	48,532	—	48,532	57,558	(9,026)	(15.7)%	(9,026)	(15.7)%

Freight Revenues
The following table sets forth our Australian Operations freight revenues, carloads and average freight revenues per carload for the three months ended September 30, 2015 and 2014 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
	Three Months Ended September 30,				Three Months Ended September 30,				Three Months Ended September 30,
	2015		2014		2015		2014
Commodity Group	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	2015	2014
Agricultural Products	$4,796	14.6%	$7,178	11.3%	11,442	23.6%	12,219	21.3%	$419	$587
Intermodal	18,133	55.3%	24,063	38.0%	16,045	33.0%	16,235	28.2%	1,130	1,482
Metallic Ores	7,686	23.5%	29,261	46.1%	5,724	11.8%	14,347	24.9%	1,343	2,040
Minerals & Stone	1,771	5.4%	2,562	4.0%	15,224	31.4%	14,681	25.5%	116	175
Petroleum Products	394	1.2%	394	0.6%	97	0.2%	76	0.1%	4,062	5,184
Total	$32,780	100.0%	$63,458	100.0%	48,532	100.0%	57,558	100.0%	$675	$1,103
Total traffic from our Australian Operations decreased 9,026 carloads, or 15.7%, in the three months ended September 30, 2015, compared with the same period in 2014. The traffic was entirely from existing operations, as Freightliner Australia revenues are all freight-related. The decrease was principally due to a decrease of 8,623 carloads of metallic ores traffic. All remaining traffic decreased by a net 403 carloads.
Average freight revenues per carload from our Australian Operations decreased 38.8% to $675 in the three months ended September 30, 2015, compared with the same period in 2014. The depreciation of the Australian dollar relative to the United States dollar, changes in commodity mix and fuel surcharge decreased average freight revenues per carload by 16.9%, 11.8% and 2.1%, respectively. Excluding the impact from foreign currency depreciation, commodity mix and fuel surcharge, average freight revenues per carload decreased by 8.0%, primarily due to changes in the mix of customers within metallic ores traffic (iron ore).
The following table sets forth the changes in our Australian Operations freight revenues by commodity group for the three months ended September 30, 2015 compared with the three months ended September 30, 2014 (dollars in thousands):

	Three Months Ended September 30,		Decrease in Total Operations		Currency Impact
Commodity Group	2015	2014	Amount	%
Agricultural Products	$4,796	$7,178	$(2,382)	(33.2)%	$(1,544)
Intermodal	18,133	24,063	(5,930)	(24.6)%	(5,191)
Metallic Ores	7,686	29,261	(21,575)	(73.7)%	(6,307)
Minerals & Stone	1,771	2,562	(791)	(30.9)%	(553)
Petroleum Products	394	394	—	—%	(85)
Total freight revenues	$32,780	$63,458	$(30,678)	(48.3)%	$(13,680)
The following information discusses the significant changes in our Australian Operations freight revenues by commodity group. Changes in average freight revenues per carload in a commodity group can be impacted by changes in customer rates, fuel surcharges and changes in foreign currency exchange rates, as well as changes in the mix of customer traffic within a commodity group.
Agricultural products revenues decreased $2.4 million, or 33.2%. Agricultural products average freight revenues per carload decreased 28.6% which decreased revenues by $2.1 million, and traffic volume decreased 777 carloads, or 6.4%, which decreased revenues by $0.3 million. The decrease in average freight revenues per carload included a $1.5 million negative impact due to the depreciation of the Australian dollar relative to the United States dollar. The remaining decrease was primarily attributable to a change in the mix of business.
Intermodal revenues decreased $5.9 million, or 24.6%. Intermodal average freight revenues per carload decreased 23.7%, which decreased revenues by $5.7 million, and traffic volume decreased revenues by $0.2 million. The decrease in average freight revenues per carload included a $5.2 million negative impact due to the depreciation of the Australian dollar relative to the United States dollar as well as $0.9 million of reduced revenue from fuel surcharges.

Metallic ores revenues decreased $21.6 million, or 73.7%, primarily due to decreased iron ore shipments as a result of multiple customer mine closures. The decrease in average freight revenues per carload included a $6.3 million negative impact due to the depreciation of the Australian dollar relative to the United States dollar.
Freight revenues from all remaining commodities combined decreased by $0.8 million.
Freight-Related Revenues
Freight-related revenues from our Australian Operations, which includes revenues from railcar switching, track access rights, crewing services, storage and other ancillary revenues related to the movement of freight, increased $11.5 million, or 78.8%, to $26.2 million in the three months ended September 30, 2015, compared with $14.6 million in the three months ended September 30, 2014. The increase in freight-related revenues consisted of $11.9 million from new operations, partially offset by a decrease of $0.4 million from existing operations. The decrease from existing operations included a $3.2 million negative impact due to the depreciation of the Australian dollar relative to the United States dollar as well as a $3.0 million decrease in crewing and switching revenues, partially offset by a $5.6 million reclassification in 2015 of freight revenues to freight-related revenues.
All Other Revenues
All other revenues from our Australian Operations, which includes revenues from third-party car and locomotive repairs, property rentals and other ancillary revenues not directly related to the movement of freight, decreased $1.3 million, or 38.7%, to $2.1 million in the three months ended September 30, 2015, compared with $3.4 million in the three months ended September 30, 2014. The decrease was primarily due to reduced car and locomotive repair and a $0.7 million negative impact due to the depreciation of the Australian dollar relative to the United States dollar.
Operating Expenses
Total operating expenses from our Australian Operations for the three months ended September 30, 2015 decreased $13.1 million, or 22.1%, to $46.0 million, compared with $59.1 million for the three months ended September 30, 2014. The decrease consisted of $24.4 million from existing operations, partially offset by $11.4 million from new operations. The decrease from existing operations included a $12.7 million decrease from the depreciation of the Australian dollar relative to the United States.
The following table sets forth operating expenses from our Australian Operations for the three months ended September 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended September 30,
	2015		2014		Currency Impact
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$16,078	26.4%	$19,683	24.2%	$(4,245)
Equipment rents	3,083	5.1%	2,521	3.1%	(543)
Purchased services	5,080	8.3%	7,591	9.3%	(1,636)
Depreciation and amortization	7,151	11.7%	7,072	8.7%	(1,525)
Diesel fuel used in train operations	6,004	9.8%	6,475	7.9%	(1,396)
Casualties and insurance	1,696	2.8%	4,474	5.5%	(955)
Materials	2,964	4.9%	2,881	3.5%	(620)
Trackage rights	2,457	4.0%	5,953	7.3%	(1,282)
Net gain on sale of assets	(7)	—%	(75)	(0.1)%	16
Other expenses	1,541	2.5%	2,548	3.2%	(550)
Total operating expenses	$46,047	75.5%	$59,123	72.6%	$(12,736)
The following information discusses the significant changes in operating expenses of our Australian Operations.
Labor and benefits expense was $16.1 million in the three months ended September 30, 2015, compared with $19.7 million in the three months ended September 30, 2014, a decrease of $3.6 million, or 18.3%. The decrease consisted of $7.6 million from existing operations, partially offset by $4.0 million from new operations. The decrease from existing operations was primarily due to a decrease of $4.2 million due to the depreciation of the Australian dollar relative to the United States dollar and a decrease in the average number of employees, partially offset by severance costs.

Purchased services expense was $5.1 million in the three months ended September 30, 2015, compared with $7.6 million in the three months ended September 30, 2014, a decrease of $2.5 million, or 33.1%. The decrease consisted of $2.9 million from existing operations, partially offset by $0.4 million from new operations. The decrease from existing operations was primarily attributable to the insourcing of equipment maintenance activities and $1.6 million due to the depreciation of the Australian dollar relative to the United States dollar.
The cost of diesel fuel used in train operations was $6.0 million in the three months ended September 30, 2015, compared with $6.5 million in the three months ended September 30, 2014, a decrease of $0.5 million, or 7.3%. The decrease consisted of $3.0 million from existing operations, partially offset by $2.5 million from new operations. The decrease from existing operations included $1.4 million due to the depreciation of the Australian dollar relative to the United States dollar, $1.3 million due to a 26.1% decrease in average fuel cost per gallon and $0.3 million due to a 7.2% decrease in diesel fuel consumption.
Casualties and insurance expense was $1.7 million in the three months ended September 30, 2015, compared with $4.5 million in the three months ended September 30, 2014, a decrease of $2.8 million, or 62.1%. The decrease was primarily attributable to higher expenses in 2014 associated with derailments.
Trackage rights expense was $2.5 million in the three months ended September 30, 2015, compared with $6.0 million in the three months ended September 30, 2014, a decrease of $3.5 million, or 58.7%. The decrease consisted of $3.8 million from existing operations, partially offset by $0.3 million from new operations. The decrease from existing operations was primarily attributable to decreased shipments as a result of a mine closure of an iron ore customer in South Australia and $1.3 million due to the depreciation of the Australian dollar relative to the United States dollar.
Income from Operations/Operating Ratio
Income from operations from our Australian Operations was $15.0 million in the three months ended September 30, 2015, compared with $22.4 million in the three months ended September 30, 2014. The operating ratio was 75.5% in the three months ended September 30, 2015, compared with 72.6% in the three months ended September 30, 2014. The high operating ratio was primarily driven by the decrease in iron ore freight and freight-related revenues.
U.K./European Operations
Operating Revenues
The following table sets forth our U.K./European Operations operating revenues and carloads by new operations and existing operations for the three months ended September 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended September 30,				Increase in Total Operations			Decrease in Existing Operations
	2015			2014
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%		Amount	%	Currency Impact
Operating revenues:
Freight revenues	$105,599	$105,599	$—	$—	$105,599	NM	(a)	$—	—%	$—
Freight-related revenues	61,326	56,095	5,231	5,973	55,353	NM		(742)	(12.4)%	(961)
All other revenues	3,798	3,802	(4)	—	3,798	NM		(4)	—%	—
Total operating revenues	$170,723	$165,496	$5,227	$5,973	$164,750	NM		$(746)	(12.5)%	$(961)
Carloads	307,453	307,453	—	—	307,453	NM		—	—%
(a) Not meaningful

Freight Revenues
The following table sets forth our U.K./European Operations freight revenues, carloads and average freight revenues per carload for the three months ended September 30, 2015 and 2014 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
	Three Months Ended September 30,				Three Months Ended September 30,				Three Months Ended September 30,
	2015		2014		2015		2014
Commodity Group	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	2015	2014
Agricultural Products	$131	0.1%	$—	—%	169	0.1%	—	—%	$775	$—
Coal & Coke	6,616	6.3%	—	—%	17,678	5.7%	—	—%	374	—
Intermodal	79,337	75.1%	—	—%	243,161	79.1%	—	—%	326	—
Minerals & Stone	18,119	17.2%	—	—%	43,539	14.2%	—	—%	416	—
Other	1,396	1.3%	—	—%	2,906	0.9%	—	—%	480	—
Total	$105,599	100.0%	$—	—%	307,453	100.0%	—	—%	$343	$—
The freight revenues from our U.K./European Operations were comprised entirely of our Freightliner U.K./European operations. Freight revenues from our U.K./European Operations primarily consisted of intermodal traffic and also included minerals and stone traffic, which includes construction aggregates, as well as coal. There were no freight revenues from our U.K./European Operations in 2014.
Freight-Related Revenues
Freight-related revenues from our U.K./European Operations includes port switching as well as traction service (or hook and pull). Traction service requires us to provide locomotives and drivers to move a customers' train between specified origin and destination points. Freight-related revenues in the U.K./Europe also include infrastructure services, where we operate work trains for the track infrastructure owner, drayage and other ancillary revenues related to the movement of freight. With the exception of infrastructure services, which are primarily in the U.K., freight-related revenues from our U.K./European Operations are primarily associated with the Continental European intermodal business.
Freight-related revenues from our U.K./European Operations increased $55.4 million to $61.3 million in the three months ended September 30, 2015, compared with $6.0 million in the three months ended September 30, 2014. The increase in freight-related revenues consisted of $56.1 million from new operations, partially offset by a decrease of $0.7 million from existing operations. The decrease from existing operations was primarily due to the depreciation of the Euro relative to the United States dollar.
All Other Revenues
All other revenues from our U.K./European Operations, which includes revenues from third-party car and locomotive repairs, property rentals and other ancillary revenues not directly related to the movement of freight, consisted of $3.8 million in the three months ended September 30, 2015 as a result of new operations.
Operating Expenses
Total operating expenses from our U.K./European Operations were $158.7 million for the three months ended September 30, 2015, compared with $6.2 million for the three months ended September 30, 2014, an increase of $152.5 million. The increase in total operating expenses included $153.7 million from new operations, partially offset by a decrease of $1.1 million from existing operations. The decrease from existing operations was primarily due to the depreciation of the Euro relative to the United States dollar.

The following table sets forth operating expenses from our U.K./European Operations for the three months ended September 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended September 30,
	2015		2014		Currency Impact
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$48,710	28.6%	$1,890	31.6%	$(280)
Equipment rents	24,878	14.6%	720	12.1%	(116)
Purchased services	32,948	19.3%	828	13.9%	(137)
Depreciation and amortization	5,994	3.5%	396	6.6%	(63)
Diesel fuel used in train operations	11,816	6.9%	575	9.6%	(94)
Electricity used in train operations	5,164	3.0%	437	7.3%	(70)
Casualties and insurance	2,223	1.3%	14	0.2%	(2)
Materials	8,472	5.0%	219	3.7%	(36)
Trackage rights	13,285	7.8%	894	15.0%	(144)
Net gain on sale of assets	(142)	(0.1)%	(30)	(0.5)%	5
Other expenses	5,346	3.1%	217	3.6%	(40)
Total operating expenses	$158,694	93.0%	$6,160	103.1%	$(977)
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
Income/(Loss) from Operations
Income from operations from our U.K./European Operations was $12.0 million in the three months ended September 30, 2015 compared with a $0.2 million loss from operations in the three months ended September 30, 2014. The loss from operations in the three months ended September 30, 2014 included costs associated with the start-up of a significant new long-term customer contract.
Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014
Consolidated Operating Results
Operating Revenues
The following table sets forth our operating revenues and carloads by new operations and existing operations for the nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Nine Months Ended September 30,				Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations
	2015			2014
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%	Currency Impact
Freight revenues	$1,053,664	$246,793	$806,871	$935,526	$118,138	12.6%	$(128,655)	(13.8)%	$(39,580)
Freight-related revenues	358,325	140,519	217,806	211,987	146,338	69.0%	5,819	2.7%	(12,714)
All other revenues	73,559	17,271	56,288	75,872	(2,313)	(3.0)%	(19,584)	(25.8)%	(2,948)
Total operating revenues	$1,485,548	$404,583	$1,080,965	$1,223,385	$262,163	21.4%	$(142,420)	(11.6)%	$(55,242)
Carloads	2,028,807	670,509	1,358,298	1,496,910	531,897	35.5%	(138,612)	(9.3)%

Operating Expenses
Total operating expenses for the nine months ended September 30, 2015 increased $280.6 million, or 30.7%, to $1,195.9 million, compared with $915.3 million for the nine months ended September 30, 2014. The increase included $371.6 million from new operations, partially offset by a decrease of $90.9 million from existing operations. The decrease from existing operations was primarily due to a $42.3 million decrease from the net depreciation of foreign currencies relative to the United States dollar.
The following table sets forth our total operating expenses for the nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Nine Months Ended September 30,
	2015		2014		Currency Impact
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$456,089	30.7%	$353,179	28.9%	$(14,124)
Equipment rents	110,145	7.4%	61,866	5.1%	(2,092)
Purchased services	135,849	9.1%	77,257	6.3%	(5,715)
Depreciation and amortization	138,568	9.3%	116,130	9.5%	(5,455)
Diesel fuel used in train operations	101,856	6.9%	115,403	9.4%	(5,242)
Electricity used in train operations	10,530	0.7%	909	0.1%	(161)
Casualties and insurance	30,027	2.0%	31,071	2.5%	(2,105)
Materials	70,764	4.8%	56,710	4.6%	(1,780)
Trackage rights	57,270	3.9%	40,461	3.3%	(3,263)
Net gain on sale of assets	(1,981)	(0.1)%	(3,444)	(0.3)%	237
Other expenses	86,801	5.8%	65,743	5.4%	(2,644)
Total operating expenses	$1,195,918	80.5%	$915,285	74.8%	$(42,344)
Income from Operations/Operating Ratio
Income from operations was $289.6 million in the nine months ended September 30, 2015, compared with $308.1 million in the nine months ended September 30, 2014. Income from operations in the nine months ended September 30, 2015 included business development and related costs of $14.8 million of which $14.0 million related to acquisition and integration costs associated with Freightliner, Australian severance costs of $2.3 million and net gain on sale of assets of $2.0 million. Income from operations in the nine months ended September 30, 2014 included business development and related costs of $3.6 million and net gain on sale of assets of $3.4 million. Our operating ratio was 80.5% in the nine months ended September 30, 2015, compared with 74.8% in the nine months ended September 30, 2014. The increase in our operating ratio was primarily driven by lower operating margins from Freightliner. Our same railroad operating ratio in the nine months ended September 30, 2015 was 76.3%, compared with 74.8% in the nine months ended September 30, 2014.
Interest Expense
Interest expense was $48.7 million in the nine months ended September 30, 2015, compared with $44.1 million in the nine months ended September 30, 2014. The increase in interest expense was primarily due to a higher debt balance resulting from the acquisition of Freightliner.
Provision for Income Taxes
Our effective income tax rate in the nine months ended September 30, 2015 was 37.2%, compared with 34.8% in the nine months ended September 30, 2014. Our provision for income tax for the nine months ended September 30, 2014 included a $1.0 million tax benefit as a result of adjusting our deferred income taxes to reflect the impact of the RCP&E acquisition and a $3.9 million tax benefit as a result of receiving consent from the IRS to change tax accounting methods retroactively for companies acquired as a result of the RailAmerica acquisition.

Net Income and Earnings Per Common Share
Net income in the nine months ended September 30, 2015 was $140.1 million, compared with $173.4 million in the nine months ended September 30, 2014. Our basic EPS were $2.47 with 56.7 million weighted average shares outstanding in the nine months ended September 30, 2015, compared with basic EPS of $3.14 with 55.2 million weighted average shares outstanding in the nine months ended September 30, 2014. Our diluted EPS in the nine months ended September 30, 2015 were $2.42 with 57.8 million weighted average shares outstanding, compared with diluted EPS of $3.05 with 56.9 million weighted average shares outstanding in the nine months ended September 30, 2014. Our results for the nine months ended September 30, 2015 and 2014 included certain items affecting comparability between the periods as previously presented in the "Overview."
Operating Results by Segment
The following tables set forth our North American Operations, Australian Operations and U.K./European Operations for the nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Nine Months Ended September 30, 2015
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$722,593	$118,602	$212,469	$1,053,664
Freight-related revenues	169,906	62,094	126,325	358,325
All other revenues	50,668	7,067	15,824	73,559
Total operating revenues	$943,167	$187,763	$354,618	$1,485,548
Operating expenses:
Labor and benefits	303,635	52,212	100,242	456,089
Equipment rents	50,940	9,289	49,916	110,145
Purchased services	46,612	15,838	73,399	135,849
Depreciation and amortization	105,399	20,771	12,398	138,568
Diesel fuel used in train operations	60,226	15,903	25,727	101,856
Electricity used in train operations	—	—	10,530	10,530
Casualties and insurance	20,661	5,463	3,903	30,027
Materials	45,389	7,898	17,477	70,764
Trackage rights	18,816	10,877	27,577	57,270
Net gain on sale of assets	(1,724)	(45)	(212)	(1,981)
Other expenses	68,947	5,224	12,630	86,801
Total operating expenses	718,901	143,430	333,587	1,195,918
Income from operations	$224,266	$44,333	$21,031	$289,630
Operating ratio	76.2%	76.4%	94.1%	80.5%
Interest expense, net	$30,149	$6,659	$11,561	$48,369
Loss on settlement of foreign currency forward purchase contracts	$16,374	$2,312	$—	$18,686
Provision for income taxes	$71,559	$10,653	$805	$83,017
Carloads	1,256,172	154,660	617,975	2,028,807
Expenditures for additions to property & equipment, net of grants from outside parties	$205,330	$20,128	$19,236	$244,694

	Nine Months Ended September 30, 2014
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$748,891	$186,635	$—	$935,526
Freight-related revenues	152,863	43,104	16,020	211,987
All other revenues	64,722	11,150	—	75,872
Total operating revenues	$966,476	$240,889	$16,020	$1,223,385
Operating expenses:
Labor and benefits	292,726	54,700	5,753	353,179
Equipment rents	52,392	7,542	1,932	61,866
Purchased services	46,988	27,742	2,527	77,257
Depreciation and amortization	93,633	21,306	1,191	116,130
Diesel fuel used in train operations	92,684	21,199	1,520	115,403
Electricity used in train operations	—	—	909	909
Casualties and insurance	21,691	9,215	165	31,071
Materials	51,014	5,001	695	56,710
Trackage rights	21,462	16,911	2,088	40,461
Net gain on sale of assets	(3,146)	(237)	(61)	(3,444)
Other expenses	54,105	10,889	749	65,743
Total operating expenses	723,549	174,268	17,468	915,285
Income/(loss) from operations	$242,927	$66,621	$(1,448)	$308,100
Operating ratio	74.9%	72.3%	109.0%	74.8%
Interest expense, net	$32,094	$10,035	$623	$42,752
Provision for/(benefit from) income taxes	$77,463	$16,947	$(1,998)	$92,412
Carloads	1,323,372	173,538	—	1,496,910
Expenditures for additions to property & equipment, net of grants from outside parties	$212,058	$15,541	$579	$228,178
North American Operations
Operating Revenues
The following table sets forth our North American Operations operating revenues and carloads by new operations and existing operations for the nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Nine Months Ended September 30,				Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations
	2015			2014
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%	Currency Impact
Freight revenues	$722,593	$34,324	$688,269	$748,891	$(26,298)	(3.5)%	$(60,622)	(8.1)%	$(7,913)
Freight-related revenues	169,906	5,287	164,619	152,863	17,043	11.1%	11,756	7.7%	(2,582)
All other revenues	50,668	1,443	49,225	64,722	(14,054)	(21.7)%	(15,497)	(23.9)%	(1,069)
Total operating revenues	$943,167	$41,054	$902,113	$966,476	$(23,309)	(2.4)%	$(64,363)	(6.7)%	$(11,564)
Carloads	1,256,172	52,534	1,203,638	1,323,372	(67,200)	(5.1)%	(119,734)	(9.0)%

Freight Revenues
The following table sets forth our North American Operations freight revenues, carloads and average freight revenues per carload for the nine months ended September 30, 2015 and 2014 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
	Nine Months Ended September 30,				Nine Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
Commodity Group	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	2015	2014
Agricultural Products	$94,762	13.1%	$86,754	11.6%	163,037	12.9%	153,704	11.6%	$581	$564
Autos & Auto Parts	13,675	1.8%	17,736	2.4%	21,670	1.7%	25,038	1.9%	631	708
Chemicals & Plastics	106,181	14.7%	102,031	13.6%	135,509	10.8%	126,007	9.5%	784	810
Coal & Coke	73,713	10.2%	94,908	12.7%	214,254	17.1%	262,715	19.9%	344	361
Food & Kindred Products	26,235	3.6%	26,151	3.5%	45,875	3.7%	44,804	3.4%	572	584
Intermodal	7	—%	333	—%	78	—%	2,900	0.2%	90	115
Lumber & Forest Products	60,147	8.3%	61,937	8.3%	102,325	8.1%	103,219	7.8%	588	600
Metallic Ores	15,018	2.1%	13,381	1.8%	18,770	1.5%	16,504	1.2%	800	811
Metals	79,935	11.1%	99,417	13.3%	104,232	8.3%	139,142	10.5%	767	715
Minerals & Stone	89,541	12.4%	81,726	10.9%	160,233	12.8%	143,104	10.8%	559	571
Petroleum Products	49,417	6.8%	47,357	6.3%	76,154	6.1%	78,423	5.9%	649	604
Pulp & Paper	85,722	11.9%	87,445	11.7%	133,337	10.6%	130,495	9.9%	643	670
Waste	13,390	1.9%	13,656	1.8%	28,970	2.3%	29,918	2.3%	462	456
Other	14,850	2.1%	16,059	2.1%	51,728	4.1%	67,399	5.1%	287	238
Total	$722,593	100.0%	$748,891	100.0%	1,256,172	100.0%	1,323,372	100.0%	$575	$566
Total traffic from our North American Operations decreased 67,200 carloads, or 5.1%, in the nine months ended September 30, 2015, compared with the same period in 2014. Carloads from existing operations decreased 119,734 carloads, or 9.0%, partially offset by 52,534 carloads from new operations. The decrease in traffic from existing operations was principally due to decreases of 48,474 carloads of coal and coke traffic, 36,608 carloads of metals traffic, 15,783 carloads of other traffic, 6,678 carloads of agricultural products traffic, 5,670 carloads of lumber and forest products traffic and 3,368 carloads of autos and auto parts traffic. All remaining traffic decreased by a net 3,153 carloads.
Average freight revenues per carload from our North American Operations increased 1.6% to $575 in the nine months ended September 30, 2015, compared with the same period in 2014. Average freight revenues per carload from existing operations increased 1.1% to $572. Changes in fuel surcharge and the depreciation of the Canadian dollar relative to the United States dollar decreased average freight revenues per carload from existing operations by 4.4% and 1.0%, respectively, partially offset by an increase of 1.4% due to changes in commodity mix. Excluding the impact from fuel surcharge, foreign currency depreciation and commodity mix, average freight revenues per carload from North American existing operations increased by 5.1%.

The following table sets forth the changes in our North American Operations freight revenues by commodity group segregated into new operations and existing operations for the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014 (dollars in thousands):

	Nine Months Ended September 30,				Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations		Currency Impact
	2015			2014
Commodity Group	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%
Agricultural Products	$94,762	$12,515	$82,247	$86,754	$8,008	9.2%	$(4,507)	(5.2)%	$(821)
Autos & Auto Parts	13,675	—	13,675	17,736	(4,061)	(22.9)%	(4,061)	(22.9)%	(448)
Chemicals & Plastics	106,181	4,722	101,459	102,031	4,150	4.1%	(572)	(0.6)%	(1,259)
Coal & Coke	73,713	24	73,689	94,908	(21,195)	(22.3)%	(21,219)	(22.4)%	(326)
Food & Kindred Products	26,235	465	25,770	26,151	84	0.3%	(381)	(1.5)%	(96)
Intermodal	7	—	7	333	(326)	(97.9)%	(326)	(97.9)%	(34)
Lumber & Forest Products	60,147	3,122	57,025	61,937	(1,790)	(2.9)%	(4,912)	(7.9)%	(370)
Metallic Ores	15,018	33	14,985	13,381	1,637	12.2%	1,604	12.0%	(322)
Metals	79,935	879	79,056	99,417	(19,482)	(19.6)%	(20,361)	(20.5)%	(1,263)
Minerals & Stone	89,541	11,892	77,649	81,726	7,815	9.6%	(4,077)	(5.0)%	(261)
Petroleum Products	49,417	144	49,273	47,357	2,060	4.3%	1,916	4.0%	(768)
Pulp & Paper	85,722	442	85,280	87,445	(1,723)	(2.0)%	(2,165)	(2.5)%	(1,621)
Waste	13,390	42	13,348	13,656	(266)	(1.9)%	(308)	(2.3)%	(33)
Other	14,850	44	14,806	16,059	(1,209)	(7.5)%	(1,253)	(7.8)%	(291)
Total freight revenues	$722,593	$34,324	$688,269	$748,891	$(26,298)	(3.5)%	$(60,622)	(8.1)%	$(7,913)
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
Agricultural products revenues decreased $4.5 million, or 5.2%. Agricultural products traffic volume decreased 6,678 carloads, or 4.3%, which decreased revenues by $3.7 million, and average freight revenues per carload decreased 1.1%, which decreased revenues by $0.8 million. The carload decrease was primarily due to decreased shipments in the midwestern and western United States due to depressed grain prices.
Autos and auto parts revenues decreased $4.1 million, or 22.9%. Autos and auto parts traffic volume decreased 3,368 carloads, or 13.5%, which decreased revenues by $2.1 million, and average freight revenues per carload decreased 10.9%, which decreased revenues by $1.9 million. The carload decrease was primarily due to decreased export shipments in the western United States. The average freight revenues per carload decrease was primarily driven by a change in the mix of business.
Coal and coke revenues decreased $21.2 million, or 22.4%. Coal and coke traffic volume decreased 48,474 carloads, or 18.5%, which decreased revenues by $16.7 million, and average freight revenues per carload decreased 4.7%, which decreased revenues by $4.5 million. The carload decrease was primarily due to decreased demand for steam coal as a result of competition from natural gas power generation.
Lumber and forest products revenues decreased $4.9 million, or 7.9%. Lumber and forest products traffic volume decreased 5,670 carloads, or 5.5%, which decreased revenues by $3.3 million, and average freight revenues per carload decreased 2.5%, which decreased revenues by $1.6 million. The carload decrease was primarily due to decreased shipments in the United States.

Metals revenues decreased $20.4 million, or 20.5%. Metals traffic volume decreased 36,608 carloads, or 26.3%, which decreased revenues by $28.2 million, while average freight revenues per carload increased 7.8%, which increased revenues by $7.9 million. The carload decrease was driven by weaker shipments of steel and scrap resulting primarily from competition from imported steel. The increase in average freight revenues per carload was primarily driven by a change in the mix of business.
Minerals and stone revenues decreased $4.1 million, or 5.0%. Minerals and stone average freight revenues per carload decreased 3.3%, which decreased revenues by $2.7 million, and traffic volume decreased by 2,518 carloads, or 1.8%, which decreased revenues by $1.4 million. The decrease in carloads was primarily due to decreased shipments of frac sand and proppants in the midwestern and southern United States.
Pulp and paper revenues decreased $2.2 million, or 2.5%. Pulp and paper average freight revenues per carload decreased 3.1%, which decreased revenues by $2.8 million primarily due to reduced revenues from fuel surcharges, while traffic volume increased 1,007 carloads, or 0.8%, which increased revenues by $0.7 million.
Freight revenues from all remaining commodities combined increased by $0.7 million.
Freight-Related Revenues
Freight-related revenues from our North American Operations increased $17.0 million, or 11.1%, to $169.9 million in the nine months ended September 30, 2015, compared with $152.9 million in the nine months ended September 30, 2014. The increase in freight-related revenues consisted of $11.8 million from existing operations and $5.3 million from new operations. The increase in freight-related revenues from existing operations was primarily due to an increase in demurrage and storage revenues as a result of reduced traffic volumes increasing the length of time railcars were held, an increase in trackage rights revenues due to a new contract and an increase in car hire revenues resulting from our investment in a new fleet of railcars in the southern and central United States, partially offset by the depreciation of the Canadian dollar relative to the United States dollar.
All Other Revenues
All other revenues from our North American Operations decreased $14.1 million, or 21.7%, to $50.7 million in the nine months ended September 30, 2015, compared with $64.7 million in the nine months ended September 30, 2014. The decrease in all other revenues consisted of $15.5 million from existing operations, partially offset by $1.4 million from new operations. The decrease in all other revenues from existing operations was primarily due to a decrease in construction revenues as a result of fewer third-party projects in 2015 which resulted from our previously disclosed decision to focus our construction resources on internal projects, a decrease in car repair service revenues, a decrease in rental revenues and the depreciation of the Canadian dollar relative to the United States dollar.
Operating Expenses
Total operating expenses from our North American Operations decreased $4.6 million, or 0.6%, to $718.9 million in the nine months ended September 30, 2015, compared with $723.5 million in the nine months ended September 30, 2014. The decrease included $34.0 million from existing operations, partially offset by an increase of $29.3 million from new operations. The depreciation of the Canadian dollar relative to the United States dollar resulted in a $9.9 million decrease in operating expenses from existing operations.

The following table sets forth operating expenses from our North American Operations for the nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Nine Months Ended September 30,
	2015		2014		Currency Impact
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$303,635	32.2%	$292,726	30.3%	$(3,788)
Equipment rents	50,940	5.4%	52,392	5.4%	(466)
Purchased services	46,612	4.9%	46,988	4.9%	(830)
Depreciation and amortization	105,399	11.2%	93,633	9.7%	(1,649)
Diesel fuel used in train operations	60,226	6.4%	92,684	9.6%	(1,434)
Casualties and insurance	20,661	2.2%	21,691	2.2%	(451)
Materials	45,389	4.8%	51,014	5.3%	(704)
Trackage rights	18,816	2.0%	21,462	2.2%	(22)
Net gain on sale of assets	(1,724)	(0.2)%	(3,146)	(0.3)%	178
Other expenses	68,947	7.3%	54,105	5.6%	(735)
Total operating expenses	$718,901	76.2%	$723,549	74.9%	$(9,901)
The following information discusses the significant changes in operating expenses of our North American Operations.
Labor and benefits expense was $303.6 million in the nine months ended September 30, 2015, compared with $292.7 million in the nine months ended September 30, 2014, an increase of $10.9 million, or 3.7%. The increase consisted of $10.8 million from new operations and $0.1 million from existing operations. The increase from existing operations was primarily due to new switching contracts in the southern United States and annual wage and benefit increases, partially offset by a decrease of $3.8 million due to the depreciation of the Canadian dollar relative to the United States dollar and a decrease in the average number of employees.
Equipment rents expense was $50.9 million in the nine months ended September 30, 2015, compared with $52.4 million in the nine months ended September 30, 2014, a decrease of $1.5 million, or 2.8%. The decrease consisted of $4.0 million from existing operations, partially offset by $2.5 million from new operations. The decrease from existing operations was primarily the result of the purchase of railcars in the western United States.
Purchased services expense was $46.6 million in the nine months ended September 30, 2015, compared with $47.0 million in the nine months ended September 30, 2014, a decrease of $0.4 million, or 0.8%. The decrease consisted of $3.7 million from existing operations, partially offset by $3.4 million from new operations. The decrease from existing operations was primarily due to a reduction in the level of third-party construction projects and $0.8 million due to the depreciation of the Canadian dollar relative to the United States dollar.
Depreciation and amortization expense was $105.4 million in the nine months ended September 30, 2015, compared with $93.6 million in the nine months ended September 30, 2014, an increase of $11.8 million, or 12.6%. The increase consisted of $7.5 million from existing operations and $4.3 million from new operations. The increase from existing operations was primarily attributable to capital expenditures in 2014, including new business development projects, partially offset by a decrease of $1.6 million due to the depreciation of the Canadian dollar relative to the United States dollar.
The cost of diesel fuel used in train operations was $60.2 million in the nine months ended September 30, 2015, compared with $92.7 million in the nine months ended September 30, 2014, a decrease of $32.5 million, or 35.0%. The decrease consisted of $35.7 million from existing operations, partially offset by $3.3 million from new operations. The decrease from existing operations was primarily attributable to a 36.8% decrease in average fuel cost per gallon.
Casualties and insurance expense was $20.7 million in the nine months ended September 30, 2015, compared with $21.7 million in the nine months ended September 30, 2014, a decrease of $1.0 million. The decrease consisted of $1.7 million from existing operations, partially offset by $0.7 million from new operations.
Materials expense was $45.4 million in the nine months ended September 30, 2015, compared with $51.0 million in the nine months ended September 30, 2014, a decrease of $5.6 million, or 11.0%. The decrease consisted of $8.6 million from existing operations, partially offset by $3.0 million from new operations. The decrease from existing operations was primarily attributable to timing of purchases and a reduction in the level of construction projects in 2015.

Trackage rights expense was $18.8 million in the nine months ended September 30, 2015, compared with $21.5 million in the nine months ended September 30, 2014, a decrease of $2.6 million, or 12.3%. The decrease consisted of $2.7 million from existing operations primarily attributable to reduced traffic for a metals customer in the southern United States and reduced coal traffic due to a maintenance outage at a power plant we serve.
Other expenses were $68.9 million in the nine months ended September 30, 2015, compared with $54.1 million in the nine months ended September 30, 2014, an increase of $14.8 million, or 27.4%. The increase consisted of $13.4 million from existing operations and $1.5 million from new operations. The increase from existing operations was primarily attributable to an increase in business development and related costs as a result of the Freightliner acquisition.
Income from Operations/Operating Ratio
Income from operations from our North American Operations was $224.3 million in the nine months ended September 30, 2015, compared with $242.9 million in the nine months ended September 30, 2014. Income from operations in the nine months ended September 30, 2015 included business development and related costs of $14.7 million of which $14.0 million related to acquisition and integration costs associated with Freightliner and net gain on sale of assets of $1.7 million. Income from operations in the nine months ended September 30, 2014 included business development and related costs of $2.4 million and net gain on sale of assets of $3.1 million. The operating ratio was 76.2% in the nine months ended September 30, 2015, compared with 74.9% in the nine months ended September 30, 2014.
Australian Operations
Operating Revenues
The following table sets forth our Australian Operations operating revenues and carloads by new operations and existing operations for the nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Nine Months Ended September 30,				Increase/(Decrease) in Total Operations		Decrease in Existing Operations
	2015			2014
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%	Currency Impact
Freight revenues	$118,602	$—	$118,602	$186,635	$(68,033)	(36.5)%	$(68,033)	(36.5)%	$(31,667)
Freight-related revenues	62,094	24,251	37,843	43,104	18,990	44.1%	(5,261)	(12.2)%	(7,285)
All other revenues	7,067	—	7,067	11,150	(4,083)	(36.6)%	(4,083)	(36.6)%	(1,879)
Total operating revenues	$187,763	$24,251	$163,512	$240,889	$(53,126)	(22.1)%	$(77,377)	(32.1)%	$(40,831)
Carloads	154,660	—	154,660	173,538	(18,878)	(10.9)%	(18,878)	(10.9)%

Freight Revenues
The following table sets forth our Australian Operations freight revenues, carloads and average freight revenues per carload for the nine months ended September 30, 2015 and 2014 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
	Nine Months Ended September 30,				Nine Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
Commodity Group	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	2015	2014
Agricultural Products	$18,222	15.4%	$26,346	14.1%	40,854	26.4%	44,872	25.9%	$446	$587
Intermodal	54,293	45.8%	69,572	37.3%	46,051	29.8%	46,900	27.0%	1,179	1,483
Metallic Ores	39,666	33.4%	82,858	44.4%	23,607	15.3%	42,195	24.3%	1,680	1,964
Minerals & Stone	5,436	4.6%	6,780	3.6%	43,918	28.4%	39,360	22.7%	124	172
Petroleum Products	985	0.8%	1,079	0.6%	230	0.1%	211	0.1%	4,283	5,114
Total	$118,602	100.0%	$186,635	100.0%	154,660	100.0%	173,538	100.0%	$767	$1,075
Total traffic from our Australian Operations decreased 18,878 carloads, or 10.9%, in the nine months ended September 30, 2015, compared with the same period in 2014. The traffic was entirely from existing operations, as Freightliner Australia revenues are all freight-related. The decrease was principally due to decreases of 18,588 carloads of metallic ores traffic and 4,018 carloads of agricultural products traffic, partially offset by a 4,558 carload increase in minerals and stone traffic. All remaining traffic decreased by a net 830 carloads.
Average freight revenues per carload from our Australian Operations decreased 28.7% to $767 in the nine months ended September 30, 2015, compared with the same period in 2014. Changes in the depreciation of the Australian dollar relative to the United States dollar, commodity mix and fuel surcharge decreased average freight revenues per carload by 14.6%, 12.2% and 2.7%, respectively. Excluding the impact from foreign currency depreciation, commodity mix and fuel surcharge, average freight revenues per carload increased by 0.8%.
The following table sets forth the changes in our Australian Operations freight revenues by commodity group for the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014 (dollars in thousands):

	Nine Months Ended September 30,		Decrease in Total Operations		Currency Impact
Commodity Group	2015	2014	Amount	%
Agricultural Products	$18,222	$26,346	$(8,124)	(30.8)%	$(4,327)
Intermodal	54,293	69,572	(15,279)	(22.0)%	(11,859)
Metallic Ores	39,666	82,858	(43,192)	(52.1)%	(14,130)
Minerals & Stone	5,436	6,780	(1,344)	(19.8)%	(1,165)
Petroleum Products	985	1,079	(94)	(8.7)%	(186)
Total freight revenues	$118,602	$186,635	$(68,033)	(36.5)%	$(31,667)
The following information discusses the significant changes in our Australian Operations freight revenues by commodity group. Changes in average freight revenues per carload in a commodity group can be impacted by changes in customer rates, fuel surcharges and changes in foreign currency exchange rates, as well as changes in the mix of customer traffic within a commodity group.
Agricultural products revenues decreased $8.1 million, or 30.8%. Agricultural products average freight revenues per carload decreased 24.0%, which decreased revenues by $6.3 million, and traffic volume decreased 4,018 carloads, or 9.0%, which decreased revenues by $1.8 million. The decrease in average freight revenues per carload included a $4.3 million negative impact due to the depreciation of the Australian dollar relative to the United States dollar. The remaining decrease was primarily attributable to a change in the mix of business.

Intermodal revenues decreased $15.3 million, or 22.0%. Intermodal average freight revenues per carload decreased 20.5%, which decreased revenues by $14.3 million, and traffic volume decreased 849 carloads, or 1.8%, which decreased revenues by $1.0 million. The decrease in average freight revenues per carload included a $11.9 million negative impact due to the depreciation of the Australian dollar relative to the United States dollar as well as $3.7 million of reduced revenue from fuel surcharges.
Metallic ores revenues decreased $43.2 million, or 52.1%, primarily due to decreased iron ore shipments as a result of multiple customer mine closures. The decrease in average freight revenues per carload included a $14.1 million negative impact due to the depreciation of the Australian dollar relative to the United States dollar.
Freight revenues from all remaining commodities combined decreased by $1.4 million.
Freight-Related Revenues
Freight-related revenues from our Australian Operations increased $19.0 million, or 44.1%, to $62.1 million in the nine months ended September 30, 2015, compared with $43.1 million in the nine months ended September 30, 2014. The increase in freight-related revenues consisted of $24.3 million from new operations, partially offset by a decrease of $5.3 million from existing operations. The decrease from existing operations included a $7.3 million negative impact due to the depreciation of the Australian dollar relative to the United States dollar as well as a $1.9 million decrease in construction revenues, partially offset by a $9.6 million reclassification in 2015 of freight revenues to freight-related revenues.
All Other Revenues
All other revenues from our Australian Operations decreased $4.1 million, or 36.6%, to $7.1 million in the nine months ended September 30, 2015, compared with $11.2 million in the nine months ended September 30, 2014. The decrease was primarily due to a reduction in third-party construction activities in 2015 and the depreciation of the Australian dollar relative to the United States dollar.
Operating Expenses
Total operating expenses from our Australian Operations for the nine months ended September 30, 2015 decreased $30.8 million, or 17.7%, to $143.4 million, compared with $174.3 million for the nine months ended September 30, 2014. The decrease consisted of $54.5 million from existing operations, partially offset by $23.6 million from new operations. The decrease consisted of a $29.4 million decrease due to the depreciation of the Australian dollar relative to the United States dollar.
The following table sets forth operating expenses from our Australian Operations for the nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Nine Months Ended September 30,
	2015		2014		Currency Impact
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$52,212	27.8%	$54,700	22.7%	$(9,390)
Equipment rents	9,289	4.9%	7,542	3.2%	(1,281)
Purchased services	15,838	8.4%	27,742	11.5%	(4,432)
Depreciation and amortization	20,771	11.1%	21,306	8.8%	(3,594)
Diesel fuel used in train operations	15,903	8.5%	21,199	8.8%	(3,538)
Casualties and insurance	5,463	2.9%	9,215	3.8%	(1,624)
Materials	7,898	4.2%	5,001	2.1%	(951)
Trackage rights	10,877	5.8%	16,911	7.0%	(2,875)
Net gain on sale of assets	(45)	—%	(237)	(0.1)%	49
Other expenses	5,224	2.8%	10,889	4.5%	(1,789)
Total operating expenses	$143,430	76.4%	$174,268	72.3%	$(29,425)

The following information discusses the significant changes in operating expenses of our Australian Operations.
Labor and benefits expense was $52.2 million in the nine months ended September 30, 2015, compared with $54.7 million in the nine months ended September 30, 2014, a decrease of $2.5 million, or 4.5%. The decrease consisted of $11.0 million from existing operations, partially offset by $8.5 million from new operations. The decrease from existing operations included a decrease of $9.4 million due to the depreciation of the Australian dollar relative to the United States dollar and decreased headcount as a result of changes made to the operating plans in Australia associated with mine closures, partially offset by severance costs and increased headcount due to the insourcing of equipment and maintenance activities.
Equipment rents expense was $9.3 million in the nine months ended September 30, 2015, compared with $7.5 million in the nine months ended September 30, 2014, an increase of $1.7 million, or 23.2%. The increase consisted of $5.0 million from new operations, partially offset by a decrease of $3.2 million from existing operations. The decrease from existing operations was primarily the result of the purchase of railcars and $1.3 million due to the depreciation of the Australian dollar relative to the United States dollar.
Purchased services expense was $15.8 million in the nine months ended September 30, 2015, compared with $27.7 million in the nine months ended September 30, 2014, a decrease of $11.9 million, or 42.9%. The decrease consisted of $12.6 million from existing operations, partially offset by $0.7 million from new operations. The decrease from existing operations was primarily attributable to the insourcing of equipment maintenance activities and $4.4 million due to the depreciation of the Australian dollar relative to the United States dollar.
The cost of diesel fuel used in train operations was $15.9 million in the nine months ended September 30, 2015, compared with $21.2 million in the nine months ended September 30, 2014, a decrease of $5.3 million, or 25.0%. The decrease consisted of $10.0 million from existing operations, partially offset by $4.7 million from new operations. The decrease from existing operations was primarily attributable to a 41.7% decrease in average fuel cost per gallon and $3.5 million due to the depreciation of the Australian dollar relative to the United States dollar.
Casualties and insurance expense was $5.5 million in the nine months ended September 30, 2015, compared with $9.2 million in the nine months ended September 30, 2014, a decrease of $3.8 million. The decrease consisted of $4.1 million from existing operations, partially offset by an increase of $0.3 million from new operations. The decrease from existing operations was primarily attributable to higher expenses in 2014 associated with derailments.
Materials expense was $7.9 million in the nine months ended September 30, 2015, compared with $5.0 million in the nine months ended September 30, 2014, an increase of $2.9 million. The increase consisted of $1.7 million from existing operations and $1.2 million from new operations. The increase from existing operations was primarily attributable to the insourcing of equipment maintenance activities.
Trackage rights expense was $10.9 million in the nine months ended September 30, 2015, compared with $16.9 million in the nine months ended September 30, 2014, a decrease of $6.0 million, or 35.7%. The decrease consisted of $6.8 million from existing operations, partially offset by $0.7 million from new operations. The decrease from existing operations was primarily attributable to decreased shipments as a result of a mine closure of an iron ore customer in South Australia that moves over a segment of track owned by a third party and $2.9 million due to the depreciation of the Australian dollar relative to the United States dollar.
Other expenses were $5.2 million in the nine months ended September 30, 2015, compared with $10.9 million in the nine months ended September 30, 2014, a decrease of $5.7 million, or 52.0%. The decrease was primarily attributable to reduced costs associated with third-party track projects in 2015 as well as $1.8 million due to the depreciation of the Australian dollar relative to the United States dollar.
Income from Operations/Operating Ratio
Income from operations from our Australian Operations was $44.3 million in the nine months ended September 30, 2015, compared with $66.6 million in the nine months ended September 30, 2014. Income from operations in the nine months ended September 30, 2015 included $2.3 million of severance costs. Income from operations in the nine months ended September 30, 2014 included business development and related costs of $1.2 million and net gain on sale of assets of $0.2 million. The operating ratio was 76.4% in the nine months ended September 30, 2015, compared with 72.3% in the nine months ended September 30, 2014. The higher operating ratio was primarily driven by lower iron ore freight and freight-related revenues.

U.K./European Operations
Operating Revenues
The following table sets forth our U.K./European Operations operating revenues and carloads by new operations and existing operations for the nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Nine Months Ended September 30,				Increase in Total Operations			Decrease in Existing Operations
	2015			2014
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%		Amount	%	Currency Impact
Operating revenues:
Freight revenues	$212,469	$212,469	$—	$—	$212,469	NM	(a)	$—	—%	$—
Freight-related revenues	126,325	110,981	15,344	16,020	110,305	NM		(676)	(4.2)%	(2,847)
All other revenues	15,824	15,828	(4)	—	15,824	NM		(4)	—%	—
Total operating revenues	$354,618	$339,278	$15,340	$16,020	$338,598	NM		$(680)	(4.2)%	$(2,847)
Carloads	617,975	617,975	—	—	617,975	NM		—	—%
(a) Not meaningful
Freight Revenues
The following table sets forth our U.K./European Operations freight revenues, carloads and average freight revenues per carload for the nine months ended September 30, 2015 and 2014 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
	Nine Months Ended September 30,				Nine Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
Commodity Group	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	2015	2014
Agricultural Products	$272	0.1%	$—	—%	376	0.1%	—	—%	$723	$—
Coal & Coke	16,468	7.8%	—	—%	43,162	7.0%	—	—%	382	—
Intermodal	155,633	73.2%	—	—%	476,660	77.1%	—	—%	327	—
Minerals & Stone	37,123	17.5%	—	—%	91,585	14.8%	—	—%	405	—
Other	2,973	1.4%	—	—%	6,192	1.0%	—	—%	480	—
Total	$212,469	100.0%	$—	—%	617,975	100.0%	—	—%	$344	$—
The freight revenues from our U.K./European Operations were comprised entirely of our Freightliner U.K./European operations. Freight revenues from our U.K./European Operations primarily consisted of intermodal traffic and also included minerals and stone traffic, which includes construction aggregates, as well as coal. There were no freight revenues from our U.K./European Operations in 2014.
Freight-Related Revenues
Freight-related revenues from our U.K./European Operations includes port switching as well as traction service (or hook and pull). Traction service requires us to provide locomotives and drivers to move a customer's train between specified origin and destination points. Freight-related revenues in the U.K./Europe also include infrastructure services, where we operate work trains for the track infrastructure owner, drayage and other ancillary revenues related to the movement of freight. With the exception of infrastructure services, which are primarily in the U.K., freight-related revenues from our U.K./European Operations are primarily associated with the Continental European intermodal business.
Freight-related revenues from our U.K./European Operations increased $110.3 million to $126.3 million in the nine months ended September 30, 2015, compared with $16.0 million in the nine months ended September 30, 2014, primarily due to our new Freightliner operations.

All Other Revenues
All other revenues from our U.K./European Operations, which includes revenues from third-party car and locomotive repairs, property rentals and other ancillary revenues not directly related to the movement of freight, consisted of $15.8 million in the nine months ended September 30, 2015 as a result of our new Freightliner operations.
Operating Expenses
Total operating expenses from our U.K./European Operations were $333.6 million for the nine months ended September 30, 2015, compared with $17.5 million for the nine months ended September 30, 2014, an increase of $316.1 million. The increase included $318.6 million from new operations, partially offset by a decrease of $2.5 million from existing operations. The decrease from existing operations was primarily due to the depreciation of the Euro relative to the United States dollar.
The following table sets forth operating expenses from our U.K./European Operations for the nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Nine Months Ended September 30,
	2015		2014		Currency Impact
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$100,242	28.2%	$5,753	35.9%	$(946)
Equipment rents	49,916	14.1%	1,932	12.1%	(345)
Purchased services	73,399	20.7%	2,527	15.8%	(453)
Depreciation and amortization	12,398	3.5%	1,191	7.4%	(212)
Diesel fuel used in train operations	25,727	7.3%	1,520	9.5%	(270)
Electricity used in train operations	10,530	3.0%	909	5.7%	(161)
Casualties and insurance	3,903	1.1%	165	1.0%	(30)
Materials	17,477	4.9%	695	4.3%	(125)
Trackage rights	27,577	7.8%	2,088	13.0%	(366)
Net gain on sale of assets	(212)	(0.1)%	(61)	(0.4)%	10
Other expenses	12,630	3.6%	749	4.7%	(120)
Total operating expenses	$333,587	94.1%	$17,468	109.0%	$(3,018)
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
Income/(Loss) from Operations
Income from operations from our U.K./European Operations was $21.0 million in the nine months ended September 30, 2015, compared with a $1.4 million loss from operations in the nine months ended September 30, 2014. The loss in the nine months ended September 30, 2014 included costs associated with the start-up of a significant new long-term customer contract.
Liquidity and Capital Resources
We had cash and cash equivalents of $39.0 million at September 30, 2015. Based on current expectations, we believe our cash and other liquid assets, anticipated future cash flows, availability under the Credit Agreement, access to debt and equity capital markets and sources of available financing will be sufficient to fund expected operating, capital and debt service requirements and other financial commitments for the foreseeable future.

At September 30, 2015, we had long-term debt, including current portion, totaling $2.3 billion, which was 48.6% of our total capitalization, and $556.2 million of unused borrowing capacity under the Credit Agreement. At December 31, 2014, we had long-term debt, including current portion, totaling $1.6 billion, which was 40.7% of our total capitalization. During the nine months ended September 30, 2015, we completed the acquisition of Freightliner for cash consideration of £492.1 million (or $733.0 million at the exchange rate on March 25, 2015). We financed the acquisition through a combination of available cash and borrowings under the Credit Agreement (see Credit Agreement below).
During the nine months ended September 30, 2015 and 2014, we generated $344.3 million and $369.0 million, respectively, of cash from operating activities. Changes in working capital decreased net cash flows by $7.0 million for the nine months ended September 30, 2015 and increased net cash flows by $11.2 million for the nine months ended September 30, 2014. Cash flow from operating activities during the nine months ended September 30, 2015 included $32.0 million of cash used for Freightliner acquisition and integration costs.
During the nine months ended September 30, 2015 and 2014, our cash used in investing activities was $986.1 million and $440.0 million, respectively. For the nine months ended September 30, 2015, primary drivers of cash used in investing activities were $735.6 million of cash paid for acquisitions, including the acquisitions of Freightliner and Pinsly Arkansas, $276.2 million of cash used for capital expenditures, including $58.6 million for new business investments and $18.7 million of net cash paid for the settlement of the foreign currency forward purchase contracts related to the acquisition of Freightliner, partially offset by $31.5 million in cash received from grants from outside parties for capital spending and $9.7 million of insurance proceeds for the replacement of assets. For the nine months ended September 30, 2014, primary drivers of cash used in investing activities were $220.5 million of cash paid for acquisitions, predominately for the RCP&E acquisition and $271.7 million of cash used for capital expenditures, including new business investments of $71.5 million, partially offset by $43.5 million in cash received from grants from outside parties for capital spending.
During the nine months ended September 30, 2015 and 2014, our cash flows provided by financing activities were $630.7 million and $27.1 million, respectively. For the nine months ended September 30, 2015, primary drivers of cash flows provided by financing activities were net proceeds of $627.1 million primarily related to borrowings from the refinancing of the Credit Agreement in conjunction with our acquisition of Freightliner. For the nine months ended September 30, 2014, primary drivers of cash flows provided by financing activities were net proceeds of $16.1 million related to the amendment to the Prior Credit Agreement in May 2014 and net cash inflows of $11.0 million from exercises of stock-based awards.
Credit Agreement
In anticipation of our acquisition of Freightliner, we entered into the Credit Agreement on March 20, 2015. The credit facilities under the Credit Agreement are comprised of a $1,782.0 million United States term loan, an A$324.6 million (or $252.5 million at the exchange rate on March 20, 2015) Australian term loan, a £101.7 million (or $152.2 million at the exchange rate on March 20, 2015) U.K. term loan and a $625.0 million revolving credit facility. The revolving credit facility includes borrowing capacity for letters of credit and swingline loans. The maturity date of each of our credit facilities under the Credit Agreement is March 31, 2020.
The $625.0 million revolving credit facility under the Credit Agreement includes flexible sub-limits for revolving loans denominated in United States dollars, Australian dollars, British pounds, Canadian dollars and Euros and provides for the ability to reallocate commitments among the sub-limits, provided that the total amount of all Australian dollar, Canadian dollar, British pound, Euro or other designated currencies sub-limits cannot exceed a combined $500.0 million.
At our election, at the time of entering into specific borrowings, interest on borrowings is calculated under a "Base Rate" or "LIBOR/BBSW Rate." LIBOR is the London Interbank Offered Rate. BBSW is the Bank Bill Swap Reference Rate within Australia, which we believe is generally considered the Australian equivalent to LIBOR. The applicable borrowing spread for the Base Rate loans ranges from 0.0% to 1.0% depending upon our total leverage ratio. The applicable borrowing spread for LIBOR/BBSW Rate loans ranges from 1.0% to 2.0% depending upon our total leverage ratio as defined in the Credit Agreement.
In addition to paying interest on any outstanding borrowings under the Credit Agreement, we are required to pay a commitment fee related to the unutilized portion of the commitments under the revolving credit facility. The commitment fee rate ranges from 0.2% to 0.3% depending upon our total leverage ratio as defined in the Credit Agreement.

Since entering into the Credit Agreement, we have made prepayments on our Australian term loan of A$21.0 million (or $15.6 million at the exchange rates on the dates the payments were made). As of September 30, 2015, we had the following outstanding term loans (amounts in thousands, except percentages):

	Local Currency		United States Dollar Equivalent	Interest Rate
United States dollar		$1,782,000	$1,782,000	2.19%
Australian dollar	A$	303,627	$212,964	4.10%
British pound		£101,681	$153,884	2.51%
The United States dollar-denominated, Australian dollar-denominated and British pound-denominated term loans will amortize in quarterly installments commencing with the quarter ending September 30, 2016, with the remaining principal balance payable upon maturity, as set forth below (amounts in thousands):

	Quarterly Payment Date	Principal Amount Due on Each Payment Date
United States dollar:	September 30, 2016 through June 30, 2018		$22,275
	September 30, 2018 through December 31, 2019		$44,550
	Maturity date - March 31, 2020		$1,336,500

Australian dollar:	September 30, 2016 through June 30, 2018	A$	4,058
	September 30, 2018 through December 31, 2019	A$	8,116
	Maturity date - March 31, 2020	A$	222,470

British pound:	September 30, 2016 through June 30, 2018		£1,271
	September 30, 2018 through December 31, 2019		£2,542
	Maturity date - March 31, 2020		£76,261
Our availability to draw from the unused borrowing capacity is subject to covenant limitations as discussed below. As of September 30, 2015, we had the following unused borrowing capacity under our revolving credit facility (amounts in thousands):

Composition	September 30, 2015
Total available borrowing capacity	$625,000
Outstanding revolving loans	$65,760
Outstanding letter of credit guarantees	$2,994
Unused borrowing capacity	$556,246
As of September 30, 2015, we had the following outstanding revolving loans (amounts in thousands, except percentages):

	Local Currency		United States Dollar Equivalent	Interest Rate
United States dollar		$20,000	$20,000	2.19%
Canadian dollar	C$	35,500	$26,501	2.78%
British pound		£5,500	$8,324	2.51%
Euro		€9,775	$10,935	2.12%

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
In connection with entering into the Credit Agreement, we wrote-off $2.0 million of unamortized deferred financing fees and deferred $5.8 million of new fees.
Credit Agreement Amendment
On September 30, 2015, we entered into Amendment No. 1 (the Amendment) to the Credit Agreement. The Amendment added a senior secured leverage ratio covenant that requires us to comply with maximum ratios of senior secured indebtedness, subject, if applicable, to netting of certain cash and cash equivalents, to earnings before income taxes, depreciation and amortization (EBITDA) for the applicable periods set forth in the following table:

Quarterly Periods Ending	Maximum Senior Secured Leverage Ratio
September 30, 2015 through June 30, 2016	4.50 to 1.00
September 30, 2016 through March 31, 2017	4.25 to 1.00
June 30, 2017 through September 30, 2017	4.00 to 1.00
December 31, 2017 through March 31, 2018	3.75 to 1.00
June 30, 2018 through March 31, 2020	3.50 to 1.00
In addition, the Amendment established a maximum total leverage ratio covenant of 4.50 to 1.00 for the term of the Credit Agreement. If our total leverage ratio is greater than or equal to 4.00 to 1.00, the Amendment further provides for a 1.25% and 2.25% margin for floating rate and offered rate loans, respectively, under the Credit Agreement, with the remaining total-leverage ratio-dependent applicable margins remaining unchanged.
The Amendment permits us, subject to certain limitations, to repurchase shares of our Class A Common Stock with a value of up to $300.0 million during the period commencing on the date of the Amendment and ending on the maturity date under the Credit Agreement. The repurchases are subject to limitations requiring our total leverage ratio to not exceed 4.00 to 1.00 and to maintain at least $150.0 million of cash and available revolving credit capacity (liquidity), in each case, on a pro forma basis. If our total leverage ratio after giving effect to such repurchases on a pro forma basis were less than 3.00 to 1.00, then the applicable share repurchase limit and liquidity restrictions do not apply, but other restrictions and limitations may apply. Following the approval of the Amendment by our Board of Directors (the Board) on September 29, 2015, the Board authorized the repurchase of up to $300.0 million of our Class A Common Stock and appointed a special committee of the Board to review and approve repurchases proposed by management.
As of September 30, 2015, we were in compliance with the covenants under the Credit Agreement, as amended by the Amendment, including the maximum senior secured leverage ratio covenant noted above.
We deferred $3.0 million of costs in connection with entering into the Amendment. Deferred financing costs are amortized as additional interest expense over the term of the related debt using the effective-interest method for the term loan debt and the straight-line method for the revolving credit facility.

2015 Budgeted Capital Expenditures
During the nine months ended September 30, 2015, we incurred $254.2 million in aggregate capital expenditures related to current year projects of which we paid $229.7 million in cash and accrued $24.6 million in accounts payable as of September 30, 2015. Of the $25.6 million of grants from outside parties related to these current year projects, we received $11.3 million in cash and we expect to receive an additional $14.3 million, which was included in outstanding grant receivables from outside parties as of September 30, 2015.
Accordingly, capital expenditures for the nine months ended September 30, 2015 as compared with our 2015 full year budgeted capital expenditures can be summarized as follows (dollars in thousands):

	2015 Budgeted	Actual for the
	Capital	Nine Months Ended
	Expenditures (a)	September 30, 2015
Track and equipment improvements, self-funded	$250,000	$161,082
Track and equipment improvements, subject to third-party funding	98,000	34,516
New business development	37,000	58,623
Gross capital expenditures	$385,000	$254,221
Grants from outside parties	(77,000)	(25,565)
Net capital expenditures	$308,000	$228,656
(a) Our 2015 full year budgeted capital expenditures has been updated to include approximately $31 million related to Freightliner.
Cash of $276.2 million paid for purchases of property and equipment during the nine months ended September 30, 2015 consisted of $229.7 million for 2015 capital projects and $46.5 million related to capital expenditures accrued in 2014. Grant proceeds from outside parties during the nine months ended September 30, 2015 consisted of $11.3 million for grants related to 2015 capital expenditures and $20.1 million for grants related to our capital expenditures from prior years.
We periodically receive grants for the upgrade and construction of rail lines and the upgrade of locomotives from federal, provincial, state and local agencies and other outside parties in the United States, Canada and Australia. These grants typically reimburse us for 50% to 100% of the actual cost of specific projects.
Off-Balance Sheet Arrangements
An off-balance sheet arrangement includes any contractual obligation, agreement or transaction involving an unconsolidated entity under which we (1) have made guarantees, (2) have a retained or contingent interest in transferred assets, or a similar arrangement, that serves as credit, liquidity or market risk support to that entity for such assets, (3) have an obligation under certain derivative instruments or (4) have any obligation arising out of a material variable interest in such an entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing or hedging services with us. Our off-balance sheet arrangements as of December 31, 2014 consisted of operating lease obligations. Other than the operating leases and credit/payment guarantees acquired from Freightliner (see Note 2, Changes in Operations, to our Consolidated Financial Statements), there were no material changes in our off-balance sheet arrangements during the nine months ended September 30, 2015.
Impact of Foreign Currencies on Operating Revenues and Expenses
When comparing the effects of average foreign currency exchange rates on operating revenues and operating expenses during the three and nine months ended September 30, 2015 with the three and nine months ended September 30, 2014, foreign currency translation had a negative impact on our consolidated operating revenues and a positive impact on our consolidated operating expenses due to the weakening of the Australian and Canadian dollars relative to the United States dollar in the three and nine months ended September 30, 2015. Currency effects related to operating revenues and expenses are presented within the discussion of these respective items included within this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Except as disclosed below, during the nine months ended September 30, 2015, there were no material changes to the Quantitative and Qualitative Disclosures About Market Risk previously disclosed in our 2014 Annual Report on Form 10-K (see Note 6, Derivative Financial Instruments, to our Consolidated Financial Statements).

Foreign Currency Exchange Rate Risk
As of September 30, 2015, our foreign subsidiaries had $483.3 million of third-party debt, including capital leases, denominated in the local currencies in which our foreign subsidiaries operate, including the Australian dollar, the British pound, the Canadian dollar and the Euro. The debt service obligations associated with this foreign currency debt are generally funded directly from those foreign operations. As a result, foreign currency risk related to this portion of our debt service payments is limited. However, in the event the foreign currency debt service is not paid by our foreign subsidiaries and is paid by United States subsidiaries, we may face exchange rate risk if the Australian dollar, the British pound, the Canadian dollar or the Euro were to appreciate relative to the United States dollar and require higher United States dollar equivalent cash.
We are also exposed to foreign currency exchange rate risk related to our foreign subsidiaries, including non-functional currency intercompany debt, typically as a result of intercompany debt from our United States subsidiaries to our foreign subsidiaries associated with acquisitions and any timing difference between announcement and closing of an acquisition of a foreign business. To mitigate currency exposures related to non-functional currency denominated intercompany debt, cross-currency swap contracts or foreign currency forward contracts may be entered into for periods consistent with the underlying debt. In determining the fair value of the derivative contract, the significant inputs to valuation models are quoted market prices of similar instruments in active markets. To mitigate currency exposures of non-United States dollar-denominated acquisitions, we may enter into foreign currency forward purchase contracts. However, cross-currency swap contracts and foreign currency forward purchase contracts used to mitigate exposures on foreign currency intercompany debt may not qualify for hedge accounting. In cases where the cross-currency swap contracts and foreign currency forward purchase contracts do not qualify for hedge accounting, we believe that such instruments are closely correlated with the underlying exposure, thus reducing the associated risk. The gains or losses from changes in the fair value of derivative instruments that do not qualify for hedge accounting are recognized in current period earnings within other (loss)/income, net.
On February 25, 2015, we announced our entry into an agreement to acquire all of the outstanding share capital of RailInvest Holding Company Limited, the parent company of Freightliner, for cash consideration of approximately £490 million (or approximately $755 million at the exchange rate on February 25, 2015). Shortly after the announcement of the acquisition, we entered into British pound forward purchase contracts to fix £307.1 million of the purchase price to US$475.0 million and £84.7 million of the purchase price to A$163.8 million. The subsequent decrease in value of the British pound versus the United States and Australian dollars between the dates the British pound forward purchase contracts were entered into and March 23, 2015, the date that the £391.8 million in funds were delivered, resulted in a loss on settlement of foreign currency forward purchase contracts of $18.7 million for the nine months ended September 30, 2015.
On March 25, 2015, we closed on the Freightliner transaction and paid cash consideration for the acquisition of £492.1 million (or $733.0 million at the exchange rate on March 25, 2015). We financed the acquisition through a combination of available cash and borrowings under our Credit Agreement. A portion of the funds was transferred from the United States to the U.K. through an intercompany loan with a notional amount of £120.0 million (or $181.0 million at the exchange rate on the effective date of the loan) and accrued interest as of September 30, 2015 of £3.9 million (or $5.9 million at the exchange rate on September 30, 2015), each of which are expected to remain until maturity of the loan. To mitigate the foreign currency exchange rate risk related to this non-functional currency intercompany loan and related interest, we entered into British pound forward purchase contracts, which are accounted for as cash flow hedges. The fair values of our British pound forward purchase contracts were estimated based on Level 2 inputs. Our effectiveness testing during the three and nine months ended September 30, 2015 resulted in no amount of gain or loss reclassified from accumulated other comprehensive loss into earnings due to ineffectiveness.
The following table summarizes our outstanding British pound forward purchase contracts (British pounds in thousands):

Effective Date	Settlement Date	Notional Amount	Exchange Rate
3/25/2015	3/31/2020	£60,000	1.50
3/25/2015	3/31/2020	£60,000	1.51
6/30/2015	3/31/2020	£2,035	1.57
9/30/2015	3/31/2020	£1,846	1.51

On March 25, 2015, as part of the Freightliner acquisition we recorded a contingent liability within other long-term liabilities of £24.0 million (or $35.7 million at the exchange rate on March 25, 2015). This contingent liability represents the aggregate fair value of the shares transferred to us by the Management Shareholders representing an economic interest of approximately 6% on the acquisition date at the Freightliner acquisition price per share, in exchange for the right to receive cash consideration for the representative economic interest in the future (deferred consideration). We will recalculate the estimated fair value of the deferred consideration in each reporting period until it is paid in full by using a contractual formula designed to estimate the economic value of the Management Shareholders' retained interest in a manner consistent with that used to derive the Freightliner acquisition price per share on the acquisition date. Accordingly, a change in the fair value of the deferred consideration could have a material effect on our results of operations for the period in which a change in estimate occurs. As of September 30, 2015, there was no change in the estimated fair value of the deferred consideration (see Note 7, Fair Value of Financial Instruments, to our Consolidated Financial Statements), resulting in no change to the contingent liability. We expect to recognize future changes in the contingent liability for the estimated fair value of the deferred consideration through other expenses within our consolidated statement of operations. These future changes in the estimated fair value of the deferred consideration are not expected to be deductible for tax purposes. Each of the Management Shareholders may elect to receive one third of their respective deferred consideration valued as of March 31, 2018, 2019 and 2020. The remaining portion of the deferred consideration will be valued as of March 31, 2020, and paid by the end of 2020.
The following table presents financial instruments carried at fair value using Level 3 inputs as of September 30, 2015 (amounts in thousands):

	September 30, 2015
	GBP	USD
Financial instruments carried at fair value using Level 3 inputs:
Financial liabilities carried at fair value:
Accrued deferred consideration	£23,957	$36,257

ITEM 4.	CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures — We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, the disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Internal Control Over Financial Reporting — On March 25, 2015, we completed the acquisition of Freightliner. We extended our oversight and monitoring processes that support our internal control over financial reporting, as appropriate, to include Freightliner's financial position, results of operations and cash flow into our consolidated financial statements from the March 25, 2015 date of acquisition through September 30, 2015. We are continuing to integrate the acquired operations of Freightliner into our overall internal control over financial reporting and related processes. Except as disclosed in this paragraph, there were no other changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
There were no unregistered sales of equity securities for the period covered by this Quarterly Report on Form 10-Q.
Issuer Purchases of Equity Securities

Period in 2015	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31	434	$76.18	—	—
August 1 to August 31	118	$76.23	—	—
September 1 to September 30	3,773	$65.82	—	—
Total	4,325	$67.14	—	—
(1) The 4,325 shares acquired in the three months ended September 30, 2015 represent common stock acquired by us from our employees who surrendered shares in lieu of cash either to fund their exercise of stock options or to pay taxes on equity awards granted under our Third Amended and Restated 2004 Omnibus Plan.
In conjunction with Amendment No. 1 to the Credit Agreement, the Board authorized the repurchase of up to $300.0 million of our Class A Common Stock and appointed a special committee of the Board to review and approve repurchases proposed by management.

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

GENESEE & WYOMING INC.

Date:	November 6, 2015	By:	/s/ TIMOTHY J. GALLAGHER
		Name:	Timothy J. Gallagher
		Title:	Chief Financial Officer (Principal Financial Officer)

Date:	November 6, 2015	By:	/s/ CHRISTOPHER F. LIUCCI
		Name:	Christopher F. Liucci
		Title:	Chief Accounting Officer (Principal Accounting Officer)

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
10.1
Amendment No. 1, dated as of September 30, 2015, to the Second Amended and Restated Senior Secured Syndicated Facility Agreement, dated as of March 20, 2015, among Genesee & Wyoming Inc., RP Acquisition Company Two, Quebec Gatineau Railway Inc., Genesee & Wyoming Australia Pty Ltd, Rotterdam Rail Feeding B.V., ERS Railways B.V., GWI UK Acquisition Company Limited, Bank of America, N.A., as administrative agent, and the agents, lenders and guarantors party thereto from time to time, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 2, 2015 (File No. 001-31456)

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

*32.1	Section 1350 Certification

*101
The following financial information from Genesee & Wyoming Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive (Loss)/Income for the three and nine months ended September 30, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 and (v) the Notes to Consolidated Financial Statements.

*Exhibit filed or furnished with this Report.