Form 10-K
period 2015-12-31
GENESEE & WYOMING INC
filed 2016-02-29
CIK 1012620

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).    ☐  Yes    ☑  No
Aggregate market value of Class A Common Stock held by non-affiliates based on the closing price as reported by the New York Stock Exchange on the last business day of the registrant's most recently completed second fiscal quarter: $3,955,294,015. Shares of Class A Common Stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determinant for other purposes.
Shares of common stock outstanding as of the close of business on February 19, 2016:

Class	Number of Shares Outstanding
Class A Common Stock	56,949,310
Class B Common Stock	793,138
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year ended December 31, 2015 in connection with the Annual Meeting to be held on May 17, 2016 are incorporated by reference in Part III hereof and made a part hereof.

Genesee & Wyoming Inc.
FORM 10-K
For The Fiscal Year Ended December 31, 2015

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
Cautionary Statement Regarding Forward-Looking Statements
The information contained in this Annual Report, including Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), regarding future events and future performance of G&W. Words such as "anticipates," "intends," "plans," "believes," "could," "should," "seeks," "expects," "estimates," "trends," "outlook," "goal," "will," "budget," variations of these words and similar expressions are intended to identify these forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast. Actual results or developments may differ materially from those expressed or forecast in these forward-looking statements.
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
Information set forth in "Part I Item 1. Business" and in "Part II Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the risk factors set forth in "Part I Item 1A. Risk Factors" in this Annual Report.

PART I
ITEM 1.     Business.
OVERVIEW
We own and operate 120 freight railroads worldwide that are organized in 11 operating regions with 7,500 employees and more than 2,800 customers. The financial results of our 11 operating regions are reported in the following three distinct segments:

•
Our North American Operations segment includes nine operating regions that serve 41 U.S. states and four Canadian provinces. This segment includes 113 short line and regional freight railroads with more than 13,000 track-miles. Our North American Operations segment represents approximately 80% of our annual income from operations.

•
Our Australian Operations segment provides rail freight services in South Australia, the Northern Territory and New South Wales. Included in the Australian Operations segment is our operation of the 1,400-mile Tarcoola-to-Darwin rail line, which is the sole north-south rail corridor outside the coasts and primarily carries intermodal and commodity freight. Our Australian Operations segment represents approximately 10% of our annual income from operations.

•
Our U.K./European Operations segment includes the majority of the operations of Freightliner Group Limited (Freightliner), which we acquired in March 2015. Freightliner is the United Kingdom's (U.K.) largest rail maritime intermodal operator and the U.K.'s second-largest rail freight company. Our U.K./European Operations segment also includes heavy-haul freight operations in Poland and Germany and cross-border intermodal services connecting Northern European seaports with key industrial regions throughout the continent. The U.K./European Operations segment represents approximately 10% of our annual income from operations.

GROWTH STRATEGY
Since our initial public offering in 1996, our revenues have increased at a compound annual growth rate of 18.6%, from $77.8 million in 1996 to $2.0 billion in 2015. Over the same period, our diluted earnings per common share (EPS) increased at a compound annual growth rate of 14.3%, from $0.29 (adjusted for stock splits) in 1996 to $3.89 in 2015. We have achieved these results primarily through the disciplined execution of our growth strategy, which has two main drivers: (1) our operating strategy; and (2) our acquisition and investment strategy.
Operating Strategy
Our railroads operate under strong regional management teams, supported by centralized administrative, commercial and operational support and oversight. As of December 31, 2015, our operations were organized in 11 regions. In the United States, we have eight regions: Central, Coastal (which includes industrial switching and port operations), Midwest, Mountain West (which includes industrial switching operations), Northeast, Ohio Valley, Pacific and Southern. Outside the United States, we have three regions: Canada (which includes a contiguous railroad located in the United States and is reported within our North American Operations), Australia and U.K./Europe (which consists of operations in Belgium, Germany, the Netherlands, Poland and the U.K.).

In each of our regions, we seek to encourage the entrepreneurial drive, local knowledge, customer service and safety culture that we view as critical to achieving our financial goals. Our regional managers focus on increasing our return on invested capital, earnings and cash flow through the disciplined execution of our operating strategy. At the regional level, our operating strategy consists of the following five principal elements:

•
Continuous Safety Improvement. We believe that a safe work environment is essential for our employees, our customers and the communities in which we conduct business and that the attention to detail necessary to eliminate employee injuries translates into efficient, well-run operations. Each year, we establish stringent safety targets as part of our safety program. In 2015, G&W operations, excluding our recently acquired Freightliner operations, achieved a consolidated Federal Railroad Association (FRA) reportable injury frequency rate of 0.51 per 200,000 man-hours worked. Through the implementation of our safety program, we have reduced our injury frequency rate by 74% since 2006, when it was 1.95 injuries per 200,000 man-hours worked. For comparative purposes, from January 2015 through November 2015, the most recent month for which FRA data is publicly available, the United States short line average reportable injury frequency rate was 2.80 injuries per 200,000 man-hours worked, and the United States regional railroad average was 3.04 injuries per 200,000 man-hours worked. Based on these results, in 2015, G&W operations, excluding our Freightliner operations, were more than five times safer than the short line and regional railroad averages and safer than any United States Class I railroad. Following the guidelines set out by the FRA, Freightliner's consolidated reportable injury frequency rate was 2.11 for the period from March 25, 2015 through December 31, 2015 and we remain focused on improving Freightliner's safety results.

•
Outstanding Customer Service. We are committed to providing exceptional service to our customers and each of our local railroads is focused on exceeding customer expectations. This customer commitment supports not only traffic growth, but also customer loyalty and new business development opportunities. To ensure the needs of our customers are addressed promptly, we employ technology-based service exception tools to monitor service information, communicate issues and track corrective actions. We engage a leading independent customer-satisfaction research firm to conduct a biennial, comprehensive customer satisfaction survey. The survey results are used to measure our performance and develop continuous improvement programs. Over the past seven years, we have outscored the trucking industry and all other railroads on each of our biennial customer satisfaction surveys.

•
Focused Regional Marketing. We generally build and operate each of our regions based on the local customer base within our operating geographies and seek to grow rail traffic through intensive marketing efforts to new and existing customers. As a result of the acquisition of RailAmerica, Inc. (RailAmerica) in 2012 and Freightliner in 2015, we believe that our expanded North American, Australian and European footprint provides us with greater visibility of new commercial and industrial development opportunities in these geographies that should help increase the success of our marketing efforts. We also pursue additional sources of revenue by providing ancillary rail services such as railcar switching, repair, storage, cleaning, weighing and blocking and bulk transfer, which enable customers and Class I carriers to move freight more easily and cost-effectively. Separately, in Australia, the U.K. and Continental Europe, where there are open access regimes in the various countries in which we operate, we compete for new business opportunities at most locations on the open access rail networks.

•
Low Cost Structure. We focus on running cost effective railroad operations and historically have been able to operate acquired rail lines more efficiently than they were operated prior to our acquisition. We typically achieve efficiencies by lowering administrative overhead through our regional structure, consolidating equipment and in-sourcing track maintenance, reducing transportation costs and selling surplus assets.

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

To assist our local management teams, we provide administrative, commercial and operational support from corporate staff groups where there are benefits to be gained from scale efficiencies and centralized expertise. Our commercial group assists local management by providing assistance with regional pricing, origin and destination offerings across the Company, managing real estate revenue (including from land leases and crossing and access rights), industrial development project expertise, 24/7 customer service and Class I railroad relationship management. Our operations department assists with implementing our safety culture, conducting training programs, leveraging our scale in purchasing rail and rail-related equipment, ensuring efficient equipment utilization and service design, and providing mechanical, locomotive and bridge engineering expertise. In addition, we maintain other traditional, centralized functions, such as accounting, finance, legal, corporate development, government and industry affairs, human resources and information technology.
Acquisition and Investment Strategy
Our acquisition and investment strategy includes the acquisition or long-term lease of existing railroads, as well as investment in rail equipment and/or track infrastructure to serve new and existing customers. Since 2000, we have added 102 railroads through the execution of our acquisition and investment strategy. Historically, our acquisition, investment and long-term lease opportunities have been from the following five sources:

•
Acquisitions of additional short line and regional railroads in the United States and Canada, such as our acquisitions of Pinsly Railroad Company's Arkansas Division (Pinsly Arkansas) in January 2015, RailAmerica in 2012, Arizona Eastern Railway Company (AZER) in 2011, CAGY Industries, Inc. in 2008, the Ohio Central Railroad System in 2008 and Rail Management Corporation in 2005. Based on Association of American Railroads (AAR) data issued in 2015, there were approximately 460 short line and regional railroads in the United States not owned by us;

•
Investments in track and/or rolling stock to support growth in new or existing areas of operations, such as the purchase of railcars in the United States in 2014 and 2015 and our upgrade of the Chicago, Ft. Wayne & Eastern Railroad to enhance Class I traffic flow east of Chicago;

•
Acquisitions of international railroads, such as our acquisitions of London-based Freightliner in 2015, FreightLink Pty Ltd (FreightLink) in Australia in 2010 and Rotterdam Rail Feeding (RRF) in the Netherlands in 2008. We believe that there are additional acquisition and investment opportunities in Australia, Europe and other international markets;

•
Acquisitions or long-term leases of branch lines of Class I railroads, such as our acquisition of the assets comprising the western end of the Dakota Minnesota & Eastern Railroad Corporation (DM&E) from Canadian Pacific (CP) in 2014; and

•	Acquisitions of rail lines from industrial companies, such as our acquisition of railroads owned by Georgia-Pacific Corporation in 2003.
When we make acquisitions, we seek to increase revenues and reduce costs wherever possible and to implement best practices to increase the value of our investment, which is frequently accomplished through the elimination of duplicative overhead costs, implementation of our safety culture, improvements to operating plans, more efficient equipment utilization and enhanced customer service and marketing initiatives. In some cases, however, the best way to maximize the value of an investment is to increase expenditures at a new acquisition, such as for track upgrades, in order to improve customer satisfaction and drive additional revenue growth.
In North America, we believe that our footprint of railroads provides opportunities to make contiguous short line railroad acquisitions due to a higher number of touchpoints with other railroads. On a global basis, we believe that our scale, international experience and financial resources enhance our ability to compete for rail opportunities worldwide. We have made a number of important railroad investments in North America and in international markets, and we expect to continue to pursue our acquisition and investment strategy while adhering to our disciplined valuation approach.

INDUSTRY
North American Operations
United States
According to the AAR, there were 574 freight railroads in the United States operating over 138,400 miles of track. As described in the table below, the AAR classifies railroads operating in the United States into one of three categories based on an individual railroad's operating revenues (adjusted for inflation) and track miles operated.
The following table shows the breakdown of freight railroads in the United States by classification:

Classification of Railroads	Number	Aggregate Miles Operated	Revenues and Miles Operated
Class I (1)	7	95,264	$475.75 million or more
Regional or Class II	21	10,355	At least $20 million and 350 or more miles operated or $40 million to $475.75 million
Local or Class III	546	32,858	Less than $40 million and less than 350 miles operated
Total	574	138,477

(1)	CSX Corp, BNSF Railway Co., Norfolk Southern Corp., Kansas City Southern Railway Co., Union Pacific Railroad Co., Canadian National Railway Co. and Canadian Pacific Railway Limited.
Source: AAR 2015 Railroad Facts Book
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
The railroad industry in the United States has undergone significant change since the passage of the Staggers Rail Act of 1980 (Staggers Act), which effectively deregulated certain pricing and types of services provided by railroads. Following the passage of the Staggers Act, Class I railroads in the United States took steps to improve profitability and recapture market share lost to other modes of transportation, primarily trucks. In furtherance of that goal, Class I railroads focused their management and capital resources on their core long-haul systems, and some of them sold or leased branch lines to short line railroads, whose smaller scale and more cost-efficient operations allowed them to commit the resources necessary to meet the needs of customers located on those lines. Divestiture of branch lines spurred the growth in the short line railroad industry and enabled Class I railroads to minimize incremental capital expenditures, concentrate traffic density, improve operating efficiency and avoid traffic losses associated with rail line abandonment.
We operate two regional and 103 local (short line) railroads in the United States over approximately 14,500 miles of track.
Canada
According to Rail Trends 2014, published by The Railway Association of Canada (RAC), there are approximately 27,270 miles of track operated by railroads in Canada. Similar to the United States railroad industry, freight railroads in Canada are also categorized as Class I railroads, regional railroads and short line railroads. In Canada, there are two Class I railroads that are largely transcontinental carriers in Canada, with significant United States operations as well, several regional operators and approximately 50 short line railroads.
We operate eight local (short line) railroads in Canada over approximately 1,500 miles of track.

Australian Operations
Australia has approximately 25,000 miles (approximately 40,000 kilometers) of both publicly and privately owned track that link major capital cities and key regional centers and also connect key mining regions to ports. The Australian rail network comprises three track gauges: broad, narrow and standard gauge. There are three major interstate rail segments in Australia: the east-west corridor (Sydney, New South Wales to Perth, Western Australia); the east coast corridor (Brisbane, Queensland to Melbourne, Victoria); and the north-south corridor (Darwin, Northern Territory to Adelaide, South Australia). In addition, there are a number of intrastate rail freight networks servicing major agricultural and mining regions in Queensland, New South Wales, Western Australia, South Australia and Victoria.
The Australian rail freight industry is largely open access, which means that network owners and managers must provide access to the rail network to all accredited rail service providers, subject to the rules and negotiation framework of each applicable access regime. The access rules generally include pricing principles and standards of use, and are established by the applicable state or Commonwealth government. The Australian freight rail industry is structured around two components: train operations for freight haulage services (above rail) and rail track access operation and management (below rail). This contrasts with the North American freight rail industry where railroad operators almost always have exclusive use of the track that they own or lease. We are an accredited rail service provider in all mainland Australian states and in the Northern Territory.
Since Australian rail customers have access to multiple rail carriers under open access regimes, all rail carriers face possible competition on their above rail business from other rail carriers, as well as from competing modes of transportation, such as trucks. The open access nature of the Australian freight rail industry enables rail operators to develop new business and customer relationships in areas outside of their current operations, and there are limited barriers to entry that preclude any rail operator from approaching a customer to seek new business. However, shipments of bulk commodities in Australia are generally handled under long-term agreements with dedicated equipment that may include take-or-pay provisions and/or exclusivity arrangements, which make capturing new business from an existing rail operator difficult.
Through our Australian subsidiaries, we manage approximately 2,900 miles (4,700 kilometers(km)) of track in South Australia and the Northern Territory, which includes approximately 1,400 miles (2,200 km) of track between Darwin and Tarcoola that we manage pursuant to a concession agreement that expires in 2054. We also have a concession agreement for approximately 800 additional miles (1,300 km) of track in South Australia that expires in 2047. Through our concession agreements, we have long-term economic ownership of the tracks that we manage in South Australia and the Northern Territory, and we receive below rail access access fees when other rail operators use the track we manage. In South Australia and the Northern Territory, our economic ownership of the tracks we manage, combined with our above rail operations, makes our Australian operations more similar to a typical North American railroad despite the open access environment. In addition, through our acquisition of Freightliner, we also have above rail operations in New South Wales.

U.K./European Operations
United Kingdom
According to Network Rail, the authority responsible for Great Britain’s railway network, there are approximately 20,000 miles (32,000 km) of track owned and managed by it and there are seven rail operators licensed for freight transport in Great Britain. Great Britain’s rail network is also open access, which means rail lines can be utilized by any licensed rail operator with an appropriate track access agreement in place. In the U.K.'s open access framework, the infrastructure managers must provide access to the rail infrastructure to all accredited rail service providers, subject to the rules and framework of each applicable access regime. As a result, U.K. rail freight customers have access to multiple rail carriers under the open access regime and our operations face competition from both other rail freight carriers and other modes of transportation, such as road and water. In Great Britain in 2014, 12% of all freight goods were moved by rail, while over the same period, 73% and 15% of goods were moved via road and water, respectively.
Through our acquisition of Freightliner, we are the largest rail participant in the U.K. intermodal market (deep sea maritime containers) and when combined with Freightliner's bulk haulage operations, including coal, aggregates, cement and infrastructure services, we are the second largest rail freight company in the U.K.
Belgium
According to Infrabel, the Belgian railways infrastructure manager, there are approximately 2,233 miles (3,594 km) of track owned and managed by it on the Belgian rail network and currently there are 12 rail operators licensed for freight transport in Belgium. As a result of the country's open access regime, this track may be accessed by any operator admitted and licensed to provide freight transport in the country.
In Belgium, our subsidiary, Belgium Rail Feeding, operates mainly in the Port of Antwerp.
Germany
The German rail network is composed of approximately 21,000 miles (33,800 km) of track. There are approximately 385 rail operators certified for freight transport in Germany. In Germany, as well as other Continental European markets, the leading rail freight operators are often state controlled, such as DB Schenker in Germany. As a result of Germany's open access regime, the rail infrastructure may be accessed by any licensed rail operator.
In Germany, our subsidiary, ERS Railways, operates intermodal routes from the Ports of Hamburg and Bremerhaven, among others. Our subsidiary, Freightliner Poland, operates on the open-access rail system within Germany with some cross-border traffic into Poland.
Netherlands
According to ProRail, the entity responsible for the Dutch rail infrastructure, there are approximately 4,370 miles (7,033 km) of track owned and managed by it on the Dutch rail network. As a result of the Netherland's open access regime, this track may be accessed by any admitted and licensed rail operator. According to the trade association Rail Cargo Information Netherlands, there are 20 rail operators that provide freight rail services in the Netherlands.
In the Netherlands, our subsidiary, Rotterdam Rail Feeding, operates mainly in the Port of Rotterdam. Our subsidiary, ERS Railways, operates intermodal routes from the Port of Rotterdam.

Poland
According to the Office of Rail Transport, the railways regulator in Poland, there are approximately 66 rail operators certified for freight transport in Poland operating over approximately 11,500 miles (18,000 km) of track. As a result of Poland’s open access regime, this rail infrastructure may be accessed by any admitted and licensed rail operator.
In Poland, our subsidiary, Freightliner Poland, operates on the open access rail system within Poland with some cross-border traffic into other neighboring countries.
OPERATIONS
Through our subsidiaries, we own or lease 120 freight railroads, including 103 short line railroads and two regional freight railroads in the United States, eight short line railroads in Canada, three railroads in Australia, one in the U.K, one in Poland and two in the Netherlands. Our subsidiaries provide rail service at more than 40 major ports in North America, Australia and Europe and perform contract coal loading and railcar switching for industrial customers.
Our railroads operate over approximately 15,600 miles of track that is owned, jointly owned or leased by us, which includes the Tarcoola to Darwin rail line that we manage under a concession agreement that expires in 2054. Also, through various track access arrangements, we operate over approximately 5,700 additional miles of track that is owned or leased by others.
Freight Revenues
We generate freight revenues from the haulage of freight by rail. Freight revenues represented 70.2%, 76.4% and 75.1% of our total operating revenues for the years ended December 31, 2015, 2014 and 2013, respectively.
Our railroads transport a wide variety of commodities. For a comparison of freight revenues, carloads and average freight revenues per carload by commodity group for the years ended December 31, 2015, 2014 and 2013, see the discussion under "Part II Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

We group the commodities we carry as follows:

Commodity Group	Commodity Description
Agricultural Products	Wheat, barley, corn, and other grains as well as soybean meal
Autos & Auto Parts	Finished automobiles and stamped auto parts
Chemicals & Plastics	Sulfuric acid, ethanol and other chemicals used in manufacturing
Coal & Coke	Shipments of coal to power plants and industrial customers
Food and Kindred Products	Fruits, vegetables and food oils
Intermodal	Various commodities shipped in trailers or containers on flat cars
Lumber & Forest Products	Finished lumber, wood pellets, export logs and wood chips
Metallic Ores	Manganese ore, iron ore, copper concentrate and ore, alumina and nickel ore
Metals	Finished steel products and copper, as well as scrap metal and pig iron
Minerals & Stone	Construction aggregates, gypsum, salt used in highway ice control, limestone and frac sand
Petroleum Products	Liquefied petroleum gases, crude oil, asphalt, diesel fuel and gasoline
Pulp & Paper	Outbound shipments of container board and finished papers and inbound shipments of wood pulp
Waste	Municipal solid waste and construction and demolition debris
Other	Freight not included in the commodity groups set forth above
Rail traffic shipped on our rail lines can be categorized either as interline or local traffic. Interline traffic passes over the lines of two or more rail carriers. It can originate or terminate with customers located along a rail line, or it can pass over the line from one connecting rail carrier to another without the traffic originating or terminating on the rail line (referred to as overhead traffic). Local traffic both originates and terminates on the same rail line and does not involve other carriers. Unlike overhead traffic, originating, terminating and local traffic in North America provides us with a more stable source of revenues because this traffic represents shipments to and/or from customers located along our rail lines and is less susceptible to competition from other rail routes or other modes of transportation. In 2015, revenues generated from originating, terminating and local traffic in North America constituted approximately 93% of our North American freight revenues. In Australia, the U.K. and Continental Europe, railroads generally serve from origin to destination with few, if any, interline movements.
Freight-Related Revenues
We generate freight-related revenues primarily from port terminal railroad operations and industrial switching (where we operate trains on a contract basis in facilities we do not own), as well as demurrage, storage, car hire, track access rights, transloading, crewing services, traction service (or hook and pull service that requires us to provide locomotives and drivers to move a customers' train between specified origin and destination points), and other ancillary revenues related to the movement of freight. Freight-related revenues represented 24.9%, 17.7% and 18.3% of our total operating revenues for the years ended December 31, 2015, 2014 and 2013, respectively.
All Other Revenues
We generate all other revenues primarily from revenues from third-party railcar and locomotive repairs, property rentals, railroad construction and other ancillary revenues not directly related to the movement of freight. All other revenues represented 4.9%, 5.9% and 6.6% of our total operating revenues for the years ended December 31, 2015, 2014 and 2013, respectively.
Seasonality of Operations
Some of the commodities we carry have peak shipping seasons, either as a result of the nature of the commodity or its demand cycle. For instance, certain agricultural and food products, such as winter wheat in Canada, ship only during certain months each year. In addition, our Australian and U.K./European intermodal businesses have peak seasons late in the third quarter and early in the fourth quarter of each year.

Seasonality is also reflected in our results of operations as a result of weather patterns. See Note 19, Quarterly Financial Data (unaudited), to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report. Typically, we experience relatively lower revenues in North America in the first and fourth quarters of each year as the winter season and colder weather in North America tend to reduce shipments of certain products such as construction materials. In addition, due to adverse winter conditions, we may also experience reduced shipments as a result of weather-related network disruptions and also tend to incur higher operating costs. We typically initiate capital projects in North America in the second and third quarters when weather conditions are more favorable. In addition, we experience relatively lower revenues in Australia in the first quarter of each year as a result of the wet season (i.e., monsoonal rains in the Northern Territory).
Segment and Geographic Information
For financial information with respect to each of our segments and geographic areas, see Note 18, Segment and Geographic Area Information, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report.
Customers
As of December 31, 2015, our operations served more than 2,800 customers. Revenues from our 10 largest customers accounted for approximately 22%, 24% and 24% of our operating revenues for the years ended December 31, 2015, 2014 and 2013, respectively. Two of our 10 largest customers in 2015 were located in Australia, one of which was in our metallic ores (iron ore) commodity group and the other of which was in our agricultural products commodity group.
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
In Australia, we generally handle freight pursuant to transportation contracts directly with our customers. These contracts generally contain a combination of fixed and variable pricing, with the fixed portion based upon the invested capital associated with the freight movement and the variable portion based on the actual volumes shipped.
In the U.K. and Continental Europe, we typically handle freight pursuant to transportation contracts between us and the customer. These contracts are in accordance with industry norms and vary in duration from one to 12 years in the U.K. and one to two years in Poland. These contracts establish a price or a methodology to calculate the price. In some cases, the contracts provide for a minimum volume commitment by the customer and certain business is also conducted on a spot basis. Our contracts will typically provide for a price adjustment to reflect any changes to particular elements of our cost base, such as fuel and track access charges.
Employees
There are various labor laws governing the countries in which we operate. As of December 31, 2015, we had approximately 7,500 full-time employees. Of this total, approximately 4,100 employees were union members or have employment terms and conditions determined by a labor agreement or negotiated by a labor union or works council. Our railroads have 81 labor agreements with unions. We are currently engaged in negotiations with respect to 14 of those agreements. We are also a party to employee association agreements covering an additional 84 employees who are not represented by a national labor organization. In Australia, Genesee & Wyoming Australia Pty Ltd (GWA) has a collective enterprise bargaining agreement covering the majority of its employees. In Great Britain, Freightliner has collective bargaining agreements with four recognized unions covering the majority of its employees. We have no collective bargaining agreements in the Netherlands or Poland, and we have one collective bargaining agreement in Belgium. We believe that we maintain positive working relationships with our employees.

The following table sets forth an approximation of union and non-union employees as of the year ended December 31, 2015:

	Union/Represented (1)	Non-Union/ Non-Represented
North America	1,600	2,800
Australia	300	200
U.K./Europe	2,200	400
Total	4,100	3,400

(1)	Also includes employees that have employment terms and conditions determined by a labor agreement or negotiated by a labor union or works council.
SAFETY
Our safety program involves all employees and focuses on the prevention of train accidents and personal injuries. Operating personnel are trained and certified in train operations, the transportation of hazardous materials, safety and operating rules and governmental rules and regulations. Our safety program was implemented across the Freightliner group of companies following our acquisition in March 2015. In order to continuously improve our safety results, we utilize and measure various safety metrics, such as human factor incidents, that are instrumental in reducing our FRA reportable injuries. Following the guidelines set out by the FRA, G&W operations, excluding Freightliner, achieved a consolidated reportable injury frequency rate, as defined by the FRA as reportable injuries per 200,000 man-hours worked, of 0.51 and 0.60 for the years ended December 31, 2015 and 2014, respectively. The average injuries per 200,000 man-hours worked for all United States short line railroads was 2.8 in 2015 (through November) and 3.1 in 2014 (through December). Based on these results, in 2015, G&W operations were more than five times safer than the short line and regional railroad averages and safer than any United States Class I railroad. Following the guidelines set out by the FRA, Freightliner's consolidated reportable injury frequency rate was 2.11 for the period from March 25, 2015 through December 31, 2015. Freightliner has made significant progress in integrating the G&W safety culture into its operations.
Our safety program also focuses on the safety and security of our train operations, and we continue to utilize technology to analyze our track so as to prevent track-caused derailments. In addition, our information technology staff routinely assesses the security of our computer networks from cyber attacks. To date, we have not experienced any material disruptions of our networks or operations due to cyber attacks.
Our employees also strive to heighten awareness of rail safety in the communities where we operate through participation in governmental and industry sponsored safety programs, such as Operation Lifesaver, a non-profit organization that provides public education programs to prevent collisions, injuries and fatalities on and around railroad tracks and highway-rail grade crossings. During 2015, employees of our railroads made more than 570 Operation Lifesaver presentations focused on the dangers associated with highway-rail grade crossings and trespassing on railroad property. We also participate in safety committees of the AAR and the American Short Line and Regional Railroad Association.

INSURANCE
We maintain global liability and property insurance coverage to mitigate the financial risk of providing rail and rail-related services. Our liability policies cover railroad employee injuries, personal injuries associated with grade crossing accidents and other third-party claims associated with our operations. Damages associated with sudden releases of hazardous materials, including hazardous commodities transported by rail, and expenses related to evacuation as a result of a railroad accident are also covered under our liability policies. Our liability policies currently have self-insured retentions of up to $2.5 million per occurrence. Our property policies cover property and equipment that we own, as well as property in our care, custody and control. Our property policies currently have various self-insured retentions, which vary based on the type and location of the incident, that are currently up to $1.0 million per occurrence, except in Australia where our self-insured retention for property damage due to a cyclone or flood is A$2.5 million. The property policies also provide business interruption insurance arising from covered events. The self-insured retentions under our insurance policies may change with each annual insurance renewal depending on our loss history, the size and make-up of our company and general insurance market conditions.

We also maintain ancillary insurance coverage for other risks associated with rail and rail-related services, including insurance for employment practices, directors’ and officers’ liability, workers’ compensation, pollution, auto claims, crime and road haulage liability, among others.
COMPETITION
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
In Australia, the U.K. and Continental Europe, our customers have access to other rail carriers under open access regimes, so we face competition from other rail carriers in addition to competition from competing modes of transportation.
To a lesser degree, we also face competition from similar products made in other areas where we are not located, a kind of competition commonly known as geographic competition. For example, a paper producer may choose to increase or decrease production at a specific plant served by one of our railroads depending on the relative competitiveness of that plant as compared to its paper plants in other locations. In some instances, we face product competition, where commodities we transport are exposed to competition from substitutes (e.g., coal we transport can compete with natural gas as a fuel source for electricity generation). We also face import competition, where commodities we transport face competition from less expensive imported products. In addition, some of the products we transport are exported and face competition on a global basis.
In acquiring rail properties and making rail equipment and/or track infrastructure investments in projects, we generally compete with other railroad operators and with various financial institutions, including infrastructure and private equity firms, operating in conjunction with rail operators. Competition for rail properties and investment projects is based primarily upon price and the seller's assessment of the buyer's railroad operating expertise and financing capability. We believe our established reputation as a successful acquirer and long-term operator of rail properties, our managerial and financial resources, as well as our commitment to safety and the communities in which we operate, position us well in a competitive acquisition and investment environment.

REGULATION
North American Operations
United States
In addition to federal, state and local laws and regulations generally applicable to many businesses, our United States railroads are subject to regulation by:

•	United States Surface Transportation Board (STB);

•	FRA;

•
federal agencies, including the United States Department of Transportation (DOT), Occupational Safety and Health Administration (OSHA), Pipeline and Hazardous Material Safety Administration (PHMSA), Mine Safety and Health Administration (MSHA) and Transportation Security Administration (TSA), which operate under the Department of Homeland Security (DHS);

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
In 2015, the STB continued various proceedings on whether to expand rail regulation. The STB continues to evaluate the impact of "access" regulation that would impact railroads' ability to limit the access of other rail service providers to their rail infrastructure and has held hearings to assess the impact of changes to the access regime in the United States. During the past several legislative sessions, bills have been introduced in Congress that would expand the regulatory authority of the STB and could include new antitrust provisions that alter the regulatory structure of the railroad industry. Additionally, a DOT study on the impacts of a possible increase in federal truck size and weight limits commenced in 2012. The results of the DOT study were released in 2015, but data limitations are expected to hinder any near term changes to the federal truck size and weight limits. The majority of the actions under consideration and pending are directed at Class I railroads; however, we continue to monitor these initiatives. The outcome of these initiatives could impact regulation of railroad operations and prices for our rail services, which could undermine the economic viability of certain of our railroads, as well as threaten the service we are able to provide to our customers.
In 2010, the FRA issued rules governing the implementation of an interoperable positive train control system (PTC), which, following the passage by Congress of an extension in October 2015, generally is to be completed as early as December 31, 2018. PTC is a collision avoidance technology intended to override locomotive controls and stop a train before an accident. The FRA's rule contains certain exceptions to these PTC requirements for Class II and Class III railroads, including but not limited to, excepting from the PTC requirements trains traveling less than 20 miles on PTC-required track and providing Class II and Class III railroads until 2020 to employ PTC-equipped locomotives. Notwithstanding these exceptions, certain of our railroads may be required to install PTC-related equipment by the end of 2018. While we do not expect that our compliance with these PTC requirements will give rise to any material financial expenditures, non-compliance with these and other applicable laws or regulations could undermine public confidence in us and subject us to fines, penalties and other legal or regulatory sanctions.

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
Railways operating only within one province are regulated by that province and must hold a Certificate of Fitness delivered by the appropriate provincial authority. Quebec Gatineau Railway and Cape Breton & Central Nova Scotia Railway are subject to the jurisdiction of the provincial governments of Quebec and Nova Scotia, respectively. In addition, Huron Central Railway is subject to the jurisdiction of the provincial government of Ontario and Goderich-Exeter Railway is subject to the jurisdiction of the Federal government of Canada. Generally, construction, operation and discontinuance of operation are regulated by the provincial authorities, as are railway services.
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
In 2015, the Canadian Minister of Transport adopted enhanced rules concerning the transportation of crude oil, amending the Canada Transportation Act, the Railway Safety Act and the Transportation of Dangerous Goods Act, as well as associated regulations. The effective date for the new rules has not yet been determined. The enhanced rules include mandatory insurance requirements, with insurance levels established based on the nature of the commodities being moved on a railway line as well as a per ton levy on the transportation of crude oil and other designated goods by a railway company. In addition, all federally regulated railway companies and local railway companies must obtain a Railway Operating Certificate before January 1, 2017 in order to operate in Canada. All necessary applications for Railway Operating Certificates are pending for our Canadian railroads.
Australian Operations
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

U.K./European Operations
In the European Union (EU), several directives have been issued concerning the transportation of goods by rail. These directives generally cover the development of railways, the allocation of railway infrastructure capacity and the levying of charges for the use of railway infrastructure and the licensing of railway undertakings. The EU legislation also sets a framework for a harmonized approach towards railway safety. Every railway company must obtain a safety certification before it can run trains on the European network, and EU Member States must set up national railway safety authorities and independent accident investigation bodies. These directives have been or will be implemented in legislation passed in each of the European countries in which we operate.
Each of the countries in which we operate in our U.K./European Operations segment is a member of the EU and each one has adopted a similar regulatory regime consistent with European legislation. EU law requires each member state to establish an overarching regulatory body for rail, independent in its organization, legal structure, funding and decision making that is also independent from any infrastructure manager. The regulatory body ensures fair and non-discriminatory access to the rail infrastructure network and will often be responsible for monitoring competition in the rail services market, the licensing of rail operators and rail safety.
The rail infrastructure is owned and managed by the infrastructure manager who is responsible for maintaining and renewing the infrastructure as well as enhancements to the rail network. Access to the network is granted by the infrastructure manager through track access arrangements with licensed rail operators, with oversight by the regulatory body in certain EU countries. Currently, all of the infrastructure managers in the European countries in which we operate are owned or controlled by the respective governments in each country. The governments of each member state have ministries or departments dedicated to transport who are responsible for the long-term strategy, planning and funding of the transport infrastructure, including rail. These departments are also responsible for implementing European directives into domestic legislation.

Country	Regulatory Body	Infrastructure Manager	Government Ministry	Competition Regulator(s)
Belgium	The Regulatory Service for Railway Transport and for Brussels Airport Operations	Infrabel	Federal Public Service for Mobility and Transport	Belgium Competition Authority
Germany	Bundesnetzagentur	DB Netz AG	Federal Ministry of Transport Building and Urban Development (BMVBS)
The enforcement of German competition law primarily lies with the Federal Cartel Office (Bundeskartellamt) and in certain circumstances with the respective regional competition authorities (Landeskartellbehörden)

The Netherlands	The Human Environment and Transport Inspectorate	ProRail	The Ministry of Infrastructure and Environment	The Netherlands Authority for Consumers and Markets
Poland	Office of Rail and Transport	PKP PLK S.A.	Ministry of Economic Development	Office of Rail Transport The President of the Office of Competition and Consumer Protection
United Kingdom	Office of Road and Rail	Network Rail	Department for Transport Transport Scotland	Office of Road and Rail
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

North American Operations
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
As a result of our operations, we receive notices from time to time from the EPA and state environmental agencies alleging we may be liable under federal or state environmental laws for remediation costs at various sites throughout the United States. In the United States, we received a notice in November 2014 from the EPA requesting information under the Clean Water Act related to the discharge of crude oil as a result of a derailment of one of our trains in November 2013 in the vicinity of Aliceville, Alabama. The cleanup associated with this derailment is substantially complete.
In Canada, environmental laws and regulations are administered at the federal level by Environment Canada and by the Ministry of Transport and comparable agencies at the provincial level.
Australia Operations
In Australia, environmental laws and regulations are administered primarily by the Department of Environment at the federal level and by environmental protection agencies at the state and territories level.
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
U.K./European Operations
In the U.K., European, national and local laws regulating the protection of the environment are administered by the Environment Agency, along with local authorities and other related bodies. Regulations relating to the transportation of hazardous goods are administered and enforced by the Health and Safety Executive, the Office of Rail and Road (ORR) and the Department for Transport (DfT).
In Belgium, European, national and local environmental policies are administered by the FPS Health, Food Chain Safety and Environment.
There is no principal environmental regulator in Germany. State authorities (usually district or county authorities), guided by their respective State Environmental Ministry, carry out day-to-day operational activities. Regulations relating to the transportation of hazardous goods are administered by the Federal Railway Office.
In the Netherlands, European, national and local laws regulating the protection of the environment are administered by the Ministry of Infrastructure and Environment and authorities at the provincial and municipal level, whereas laws regulating the transportation of hazardous goods are primarily administered by the Ministry of Infrastructure and Environment.
The principal body responsible for environmental policy and law in Poland is the Ministry of the Environmental Protection, while the principal enforcement authority is the regional inspector for environmental protection. Regulations relating to the transportation of hazardous goods are administered by the President of the Rail Transport Office.

We believe our railroads operate in compliance with current environmental laws and regulations and agency agreements in all material respects. We estimate any expenses incurred in maintaining compliance with current environmental laws and regulations will not have a material effect on our earnings or capital expenditures. We cannot predict the effect, if any, that unidentified environmental matters or the adoption of additional or more stringent environmental laws and regulations would have on our results of operations, financial condition or liquidity.
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
Slower economic growth, an economic recession, significant changes in global commodity prices or changes in government regulation could negatively impact our business. For instance, lower prices of commodities, such as iron ore, coal and manganese, could be a factor influencing decisions to delay, cancel or suspend certain mining projects in Australia and elsewhere, which could reduce the demand for our services. If we experience significant decline in demand for our services with respect to one or more commodities or products, we may experience lower revenues, increased operating costs, workforce adjustments and other related activities, which could have a material adverse effect on our results of operations, financial condition and liquidity.
In addition, we are required to assess for potential impairment of non-current assets whenever events or changes in circumstances, including economic circumstances, indicate that an asset's carrying amount may not be recoverable. Given the asset intensive nature of our business, weakness in the general economy increases the risk of significant asset impairment charges. A decline in current macroeconomic and financial conditions or commodity demand from changing patterns of economic activity could have a material adverse effect on our results of operations, financial condition and liquidity.
We may need additional capital to fund our acquisitions and investments. If we are unable to obtain this capital at a reasonable cost, then we may be required to forego potential opportunities, which would impair the execution of our growth strategy.
We intend to continue to review acquisition and investment opportunities and potential purchases of railroad assets and to attempt to acquire companies and assets that meet our investment criteria. As in the past, we expect that we will pay cash for some or all of the purchase price of acquisitions and purchases that we make. In addition, from time to time, we may make investments in equipment and assets to support our customers. Depending on the number of acquisitions and investments and funding requirements, we may need to raise substantial additional capital. Instability or disruptions in the capital markets, including credit markets, or the deterioration of our financial condition due to internal or external factors, could restrict or prohibit access to the capital markets and could also increase our cost of capital. To the extent we raise additional capital through the sale of equity, equity-linked or convertible debt securities, the issuance of such securities could result in dilution to our existing stockholders. If we raise additional funds through the issuance of debt securities, the terms of such debt could impose additional restrictions and costs on our operations. Additional capital, if required, may not be available on acceptable terms or at all. If we are unable to obtain additional capital at a reasonable cost, we may be required to forego potential acquisitions, which could impair the execution of our growth strategy.
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
Our operations served more than 2,800 customers in 2015. Revenues from our 10 largest customers accounted for approximately 22% of our operating revenues in 2015. One of our 10 largest customers in 2015, Arrium Limited (Arrium), a mining and materials company located in Australia, accounted for approximately 3% of our operating revenues. GWA's operations serve two of Arrium's mining assets, one of which, the Southern Iron mine, was mothballed in the second quarter of 2015 as a result of the significant decline in the price of iron ore, while the Whyalla-based operations, which include the Middleback Range iron ore mines and the Whyalla Steelworks, continued to operate. During 2015, GWA carried approximately 8,300 carloads of iron ore from the Southern Iron mine and, in total, generated approximately A$83 million in freight and freight-related revenues (or approximately $62 million, at the average exchange rate for the year ended December 31, 2015) under the fixed and variable payment structure that is customary in large contracts in Australia. We expect to receive only the fixed portion of the revenue following the mothballing of the Southern Iron mine and both the fixed and variable portion from the Whyalla-based operations. We could lose some or all of this revenue if Arrium continues to suffer from declines in commodity prices or other economic and financial conditions. In February 2016, Arrium announced a recapitalization plan with GSO Capital Partners LP. The recapitalization plan is subject to a variety of closing conditions, including approval by Arrium’s existing lenders, as well as regulatory and other approvals.
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
Our business is subject to credit risk. There is a risk that customers or counterparties, which include government entities related to grants and financial institutions related to derivative transactions, will fail to meet their obligations when due. Customers and counterparties that owe us money have defaulted and may continue to default on their obligations to us due to bankruptcy, insolvency, lack of liquidity, shutdowns, operational failures or other reasons. In 2015, several of our mining and metals customers instituted insolvency proceedings. For interline traffic, one railroad typically invoices a customer on behalf of all railroads participating in the route. The invoicing railroad then pays the other railroads their portion of the total amount invoiced on a monthly basis. Therefore, when we are the invoicing railroad, we are exposed to customer credit risk for the total amount invoiced and are required to pay the other railroads participating in the route even if we are not paid by the customer. Also, when we are not the invoicing railroad, we are exposed to credit risk at the customer and invoicing railroad levels.
In addition, we may make substantial investments in equipment and assets to support our customers, in particular for those in the mining and natural resources industry. We usually enter into long-term contracts with these customers that include fixed and variable payment terms. Under these contracts the customers pay a fixed payment independent of actual volume shipped as well as a variable rate per ton shipped, with the fixed payment often representing the majority of the total contract payments. Under these arrangements, we are exposed to start-up and ongoing operational risks, including exposure to mine shutdowns, that may reduce the variable payments, as well as customer insolvency risk that could impact our ability to collect our fixed payments.

We have procedures for reviewing our receivables and evaluating credit exposures to specific customers and counterparties; however, default risk may arise from events or circumstances that are difficult to detect or foresee. Certain of our risk management methods depend upon the evaluation of information regarding markets, customers or other matters. This information may not, in all cases, be accurate, complete, up-to-date or properly evaluated. As a result, unexpected credit exposures could have a material adverse effect on our results of operations, financial condition and liquidity.
Because we depend on Class I railroads and other connecting carriers for a significant portion of our operations in North America, our results of operations, financial condition and liquidity may be adversely affected if our relationships with these carriers deteriorate.
The railroad industry in the United States and Canada is dominated by seven Class I carriers that have substantial market control and negotiating leverage. In 2015, approximately 84% of our total carloads in the United States and Canada were interchanged with Class I carriers. A decision by any of these Class I carriers to cease or re-route certain freight movements could have a material adverse effect on our results of operations, financial condition and liquidity. The financial impact of such a decision would depend on which of our routes and freight movements were affected. In addition, Class I carriers also traditionally have been significant sources of business for us, as well as sources of potential acquisition candidates as they divest branch lines to smaller rail operators.
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
In North America, our rail operations are dependent, in part, on lease agreements with Class I railroads and other third parties that allow us to operate over certain segments of track critical to our operations. We lease many of our railroads from Class I carriers and other third parties under lease arrangements with varied expirations, which railroads collectively accounted for approximately 7% of our 2015 total operating revenues. We also own several railroads that lease portions of the track or right-of-way upon which they operate from Class I railroads and other third parties. Our ability to provide comprehensive rail services to our customers on the leased lines depends in large part upon our ability to maintain and extend these lease agreements. Leases from Class I railroads and other third parties that are subject to expiration in each of the next 10 years represent less than 2% of our annual revenues in the year of expiration based on our operating revenues for the year ended December 31, 2015. For example, our revenues associated with leases from Class I railroads and other third parties subject to expiration in each of the next five years (2016 - 2020) would represent approximately 0.8%, 0.5%, 1.9%, 0% and 0.4% of our operating revenues in each of those years, respectively, based on our operating revenues for the year ended December 31, 2015. Expiration or termination of these leases or the failure of our railroads to comply with the terms of these leases could result in the loss of operating rights with respect to those rail properties and could have a material adverse effect on our results of operations, financial condition and liquidity.
Our results of operations and rail infrastructure are susceptible to weather conditions and other natural occurrences.
We are susceptible to adverse weather conditions, including floods, fires, hurricanes (or cyclones), tornadoes, droughts, earthquakes and other natural occurrences. For example, bad weather and natural disasters, such as blizzards in the United States or Canada and hurricanes (or cyclones) in the United States or Australia, and resulting floods, could cause a shutdown, derailment, washout or other substantial disruption of our operations and those of the entire freight rail network, which could have a material adverse effect on our results of operations, financial condition and liquidity. Weather impacts or other conditions that do not directly affect our operations can still impact the operations of our customers or connecting carriers. For example:

•	Our minerals and stone freight revenues may be reduced by mild winters in the northeastern United States, which lessen demand for road salt.

•	Our coal and coke freight revenues may be reduced by mild winters in the United States or the U.K., which lessen demand for electricity, which in turn lessons the demand for coal.

•
Our revenues generated from the transportation of agricultural products in North America and Australia are susceptible to the impact of drought conditions and the South Australian grain harvest is also susceptible to the impact of heavy rains and flooding in the Northern Territory.

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
Changes in commodity prices could decrease demand for the transport of such commodities, which could adversely affect our results of operations, financial condition and liquidity.
Changes in the price of commodities that we transport could decrease demand for the transport of such commodities, which could reduce our revenues or have other adverse effects. In 2015, the rapid and significant decline in the price of iron ore and manganese negatively impacted the operations of several of our large customers. As a result, several of our customers' mines have closed. Agricultural commodity prices are also inherently susceptible to fluctuation. For example, a decline in the price of corn that we transport may result in lower revenues for us if farmers decide to store such corn until the price increases. In such instances, we could experience reduced revenues, which could negatively impact our results of operations, financial condition and liquidity.
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

•	failure to maintain or improve the safety or quality of services that have historically been provided;

•	inability to hire or recruit qualified employees;

•	failure to effectively integrate employees of rail lines acquired from other entities into our regional railroad and safety cultures;

•	unanticipated environmental or other liabilities;

•	failure to coordinate geographically dispersed organizations; and

•	the diversion of management's attention from our day-to-day business as a result of the need to manage any disruptions and difficulties and the need to add management resources to do so.
These disruptions and difficulties, if they occur, may cause us to fail to realize the cost savings, synergies, revenue enhancements and other benefits that we expect to result from integrating acquired companies and may cause material adverse short- and long-term effects on our results of operations, financial condition and liquidity.
Even if we are able to integrate the operations of acquired businesses into our operations, we may not realize the full benefits of the cost savings, synergies, revenue enhancements or other benefits that we may have expected at the time of acquisition. Expected savings and benefits are frequently based on due diligence results and on extensive analyses that involve assumptions as to future events, including general business and industry conditions, commodity trends, the longevity of specific customer plants and factories served, the ability to negotiate acceptable contractual arrangements, including renewals of leases with Class I railroads or extensions of government subsidies, operating costs, competitive factors and the ongoing cost of maintaining track infrastructure, many of which are beyond our control and difficult to predict. There is no guarantee that the due diligence results will be accurate or that we will not discover unanticipated liabilities. Further, while we believe these analyses and their underlying assumptions are reasonable, they are estimates that are necessarily speculative in nature. In addition, even if we achieve the expected benefits, we may not be able to achieve them within the anticipated time frame. Also, the cost savings and other benefits from these acquisitions may be offset by unexpected costs incurred in integrating the companies, increases in other expenses or problems in the business unrelated to these acquisitions. For example, if key employees of acquired companies depart because of issues relating to the uncertainty and difficulty of integration or a desire not to become our employees, our ability to realize the anticipated benefits of such acquisitions could be reduced or delayed. Accordingly, you should not place undue reliance on our anticipated synergies.

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
Our Second Amended and Restated Senior Secured Syndicated Facility Agreement dated March 20, 2015, as amended by Amendment No. 1 dated September 30, 2015 (Credit Agreement), contains numerous covenants that impose certain restrictions on the way we operate our business.
Our Credit Agreement contains numerous covenants that impose restrictions on our ability to, among other things:

•	incur additional indebtedness;

•	pay dividends on capital stock or redeem, repurchase or retire capital stock or indebtedness;

•	make investments, loans, advances and acquisitions;

•	engage in certain transactions with affiliates;

•	create liens;

•	sell assets, including capital stock of any of our subsidiaries;

•	consolidate or merge;

•	enter into sale-leaseback transactions;

•	change the business conducted by us and the guarantors;

•	change our fiscal year; and

•	enter into certain agreements containing negative pledges and upstream limitations.
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
We have a significant amount of indebtedness. As of December 31, 2015, we had a total indebtedness of $2.3 billion, and we had unused commitments of $575.7 million under our Credit Agreement (after giving effect to $4.5 million of undrawn letters of credit that reduces such availability).
Subject to the limits contained in our Credit Agreement and our other debt instruments, we may be able to incur additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including the following:

•	making it more difficult to satisfy our obligations with respect to our outstanding debt;

•
limiting our ability to draw down on amounts available under our Credit Agreement or to obtain additional financing for working capital, capital expenditures, investments or acquisitions or other general corporate requirements;

•
requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, investments or acquisitions and other general corporate purposes;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under our Credit Agreement, are at variable rates of interest;

•	limiting our flexibility in planning for and reacting to changes in the industry in which we compete;

•	placing us at a disadvantage compared to other, less leveraged competitors; and

•	increasing our cost of borrowing.

Market and regulatory responses to climate change, changes in the dynamics of global energy markets, including the closure of coal-fired power plants we serve, climate change litigation and climate change itself could adversely affect our operating costs, decrease demand for the commodities we transport and adversely affect our results of operations, financial condition and liquidity.
Market and regulatory responses to climate change, as well as its physical impacts, could materially affect us. For example, federal, state and local laws, regulations, restrictions, caps, taxes or other controls on emissions of greenhouse gases, including diesel exhaust, could significantly increase our operating costs to comply with these laws and regulations to the extent they apply to our diesel locomotives, equipment, vehicles and machinery or our rail yards. Further, restrictions on emissions could affect our customers that use commodities that we carry to produce energy, that use significant amounts of energy in producing or delivering the commodities we carry, or that manufacture or produce goods that consume significant amounts of energy or burn fossil fuels, including, for example, coal mining operations, natural gas producers, coal-fired power plants, chemical producers, farmers and food producers, automakers and other manufacturers. Significant cost increases, government regulation, changes in market dynamics or changes in consumer preferences for goods or services relating to alternative sources of energy or emissions reductions could materially affect the markets for the commodities we carry. For instance, over the past few years, production of natural gas in the United States has increased dramatically, which has resulted in lower natural gas prices. As a result of sustained low natural gas prices, coal-fired power plants have been displaced by natural gas-fired power generation facilities. If natural gas prices were to remain low, additional coal-fired plants could be displaced, which could further reduce our coal volumes and revenues, which in turn could have a material adverse effect on our results of operations, financial condition and liquidity. Government incentives encouraging the use of alternative sources of energy could also affect certain of our customers and the markets for certain of the commodities we carry in an unpredictable manner that could alter our traffic patterns, including, for example, the impacts of ethanol incentives on farming and ethanol producers.
Finally, we could face changes to our operations and decreased revenues associated with climate change. We may also experience increased costs related to defending and resolving legal claims and other litigation related to climate change, including claims alleging that our operations have a negative impact on climate change. Any such market or regulatory responses or litigation, as well as physical impacts attributed to climate change and global warming, such as floods, rising sea levels, increasingly frequent and intense storms and any alteration of trade patterns, individually or in conjunction with one or more of the impacts discussed above or other unforeseen impacts of climate change, could have a material adverse effect on our results of operations, financial condition and liquidity.
As a common carrier by rail, we are required to transport hazardous materials, regardless of cost or risk, which could result in material losses.
We transport certain hazardous materials and other materials, including toxic/poisonous inhalation hazard (TIH/PIH) materials, such as chlorine, crude oil and other dangerous substances that pose certain risks in the event of a release or combustion. Additionally, United States laws impose common carrier obligations on railroads that require us to transport certain hazardous materials regardless of risk or potential exposure to loss. A rail accident or other incident or accident on our railroads, at our facilities, or at the facilities of our customers involving the release or combustion of hazardous materials could create catastrophic losses in terms of personal injury, property damage and environmental remediation costs and compromise critical parts of our railroads. In addition, insurance premiums charged for, or the self-insured retention associated with, some or all of the coverage currently maintained by us could increase dramatically or certain coverage may not be available to us in the future if there is a catastrophic event related to rail transportation of these materials. Also, federal regulators have previously prescribed regulations governing railroads' transportation of hazardous materials and have the ability to put in place additional regulations. For instance, existing legislation requires pre-notification for hazardous materials shipments. Such legislation and regulations could impose significant additional costs on railroads. Additionally, regulations adopted by the DOT and the DHS could significantly increase the costs associated with moving hazardous materials on our railroads. Further, certain local governments have sought to enact ordinances banning hazardous materials moving by rail within their borders. Such ordinances could require the re-routing of hazardous materials shipments, with the potential for significant additional costs. Increases in costs associated with the transportation of hazardous materials could have a material adverse effect on our results of operations, financial condition and liquidity.

We may be impacted by our inability to obtain government funding for capital projects or to benefit from revenue support grants.
Certain of our existing capital projects are, and certain of our future capital projects may be, partially or completely funded through government grant programs. During 2015, we obtained partial or complete funding by United States and Canadian federal, state, provincial and municipal agencies for 49 new projects. The net spending associated with these grant-funded projects represented approximately 3% of our net capital expenditures during 2015. Government funding for projects is limited, and there is no guarantee that budget pressure at the federal, state, provincial and local level or changing governmental priorities will not eliminate funding availability or require us to accept onerous contractual obligations. In certain jurisdictions, the acceptance of government funds may impose additional legal obligations on our operations. If we are unable to obtain adequate government funding, we may have to defer or forgo certain capital projects, incur additional debt or use additional cash.
Freightliner benefits from the U.K. Government administered Mode Shift Revenue Support Scheme (MSRS), which supports the movement of freight away from road, particularly in the container market. While the U.K. Government has confirmed its continued funding of MSRS for England, the amount of the funding available for the period 2016 to 2020 will be less than for the period 2010 to 2015. The basis on which the reductions should be applied remains subject to review and may result in reduced grants in 2016 and in subsequent years. Reduced grants may have a material adverse effect on our results of operations, financial condition and liquidity.
The occurrence of losses or other liabilities that are either not covered by insurance or that exceed our insurance limits could materially adversely affect our results of operations, financial condition and liquidity.
We purchase insurance coverage for losses arising from personal injury and for property damage in the event of derailments, grade crossing accidents, collisions and other incidents or occurrences. Unexpected or catastrophic circumstances associated with derailments of valuable lading, grade crossing accidents, collisions or other incidents involving passenger trains or spillage of hazardous materials or other accidents involving our operations could cause our losses to exceed our insurance coverage limits or sub-limits or give rise to losses or penalties that are not covered by our insurance. In addition, on certain of the rail lines over which we operate, freight trains are operated over the same track as passenger trains. For instance, in Oregon, our Portland & Western Railroad operates certain passenger trains for the Tri-County Metropolitan Transportation District of Oregon, our New England Central Railroad is also used by Amtrak for passenger service in New England and our Connecticut Southern Railroad operates over Amtrak trackage in Connecticut. In Australia, The Ghan passenger train is operated by a third party over the track of GWA (North) Pty Ltd between Tarcoola and Darwin. Further, we operate excursion trains on behalf of third parties on certain of the rail lines over which we operate. In the U.K. and Continental Europe, freight trains are primarily operated over the same track as passenger trains and will also regularly pass through passenger stations. Derailments, collisions or other incidents involving us and passenger or excursion trains could give rise to losses that exceed our insurance coverage. Moreover, certain third-party freight and excursion train operators have contractual rights to operate over certain of our rail lines. These third-party operators generally are required to maintain minimum levels of insurance coverage, but there can be no assurance that such insurance coverage will be sufficient to cover all of the losses arising from an incident involving such operators on our rail lines. Also, insurance is available from only a very limited number of insurers, and we may not be able to obtain insurance protection at current levels or at all or obtain it on terms acceptable to us. Deteriorating insurance market conditions caused by global property or rail liability losses, as well as subsequent adverse events directly and indirectly attributable to us, including such things as derailments, accidents, discharge of toxic or hazardous materials, or other like occurrences in the industry, may result in additional increases in our insurance premiums and/or our self-insured retentions, volatility in our claims' expenses and limitations to the coverage under our existing policies and could have a material adverse effect on our results of operations, financial condition and liquidity. In addition, we are subject to the risk that one or more of our insurers may become insolvent and would be unable to pay a claim that may be made in the future. Even with insurance, if any catastrophic interruption of service occurs, we may not be able to restore service without a significant interruption to our operations, which could have a material adverse effect on our results of operations, financial condition and liquidity.

We are subject to significant governmental regulation of our railroad operations. The failure to comply with governmental regulations or changes to the legislative and regulatory environment could have a material adverse effect on our results of operations, financial condition and liquidity.
We are subject to governmental regulation with respect to our railroad operations and to a variety of health, safety, security, labor, environmental and other matters by a significant number of federal, state and local regulatory authorities. New rules or regulations mandated by these agencies could increase our operating costs. For example, in 2010, the FRA issued rules governing the implementation of an interoperable positive train control system (PTC), which, following the passage by Congress of an extension in October 2015, generally is to be completed as early as December 31, 2018. The FRA's rule contains certain exceptions to these PTC requirements for Class II and Class III railroads, including but not limited to, excepting from the PTC requirements trains traveling less than 20 miles on PTC-required track, and providing Class II and Class III railroads until 2020 to employ PTC-equipped locomotives. Notwithstanding these exceptions, certain of our railroads may be required to install PTC-related equipment by the end of 2018. While we do not expect that our compliance with these PTC requirements will give rise to any material financial expenditures, non-compliance with these and other applicable laws or regulations could undermine public confidence in us and subject us to fines, penalties and other legal or regulatory sanctions.
In addition, there are various legislative and regulatory actions that have been considered in the United States in recent years to modify the regulatory oversight of the rail industry. Various proceedings have been initiated by the STB related to rail competition, interchange commitments and competitive access. A DOT study on the impacts of a possible increase in federal truck size and weight limits also commenced in 2012. The results of the DOT study were released in 2015, but data limitations are expected to hinder any near term changes to the federal truck size and weight limits. Many of the actions under consideration and pending are directed at Class I railroads; however, specific initiatives being considered by Congress, the STB or other regulators could expand regulation of our railroad operations and undermine the economic viability of certain of our railroads, as well as threaten the service we are able to provide to our customers. The cost of compliance with the proposed rules and regulations could also be significant. In the other geographies in which we operate, federal, state, provincial and local regulatory authorities could change the regulatory framework (including the access regimes) or take actions without providing us with any recourse for the adverse effects that the changes or actions could have on our business, including, without limitation, regulatory determinations or rules regarding dispute resolution and business relationships with our customers and other railroads. Expanded regulation of our railroad operations will increase the cost of providing rail services, which could reduce capital spending on our rail network, facilities and equipment and have a material adverse effect on our results of operations, financial condition and liquidity.
Currently, there are ongoing governmental reviews into the structure, roles and functions of both the ORR and Network Rail. The results of these reviews may affect our operations and increase our operating costs. See "Part I Item 1. Business – Regulation" for a discussion of these regulations. Our failure to comply with applicable laws and regulations could have a material adverse effect on our results of operations, financial condition and liquidity.
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

While we maintain insurance for certain environmental damages and claims, environmental requirements and liabilities could obligate us to incur significant costs and expenses to investigate and remediate environmental contamination that may or may not be fully covered by our insurance, which could have a material adverse effect on our results of operations, financial condition and liquidity.
We face competition from numerous sources, including those relating to geography, substitute products, other types of transportation and other rail operators.
In North America, each of our railroads is typically the only rail carrier directly serving our customers. In certain circumstances, including under the open access regimes in Australia and Europe, our customers have direct access to other rail carriers. In addition, our railroads also compete directly with other modes of transportation, principally trucks and, on some routes, ship, barge and pipeline operators. Transportation providers such as trucks and barges utilize public rights-of-way that are built and maintained by governmental entities, while we must build and maintain our own network infrastructure. Competition for our services could increase if other rail operators build new rail lines to access certain of our customers or grant to other rail carriers access rights to our rail lines or if legislation is passed that provides materially greater latitude for trucks with respect to size or weight restrictions.
We are also subject to geographic and product competition. A customer could shift production to a region where we do not have operations. Also, commodities that are not transported by rail could be substituted for another commodity that we transport by rail. For example, natural gas can compete with coal that we transport as a fuel source for electricity generation. In either case, we could lose a source of revenues. In addition, we are subject to import competition, where commodities that we transport face competition from less expensive imported products. Some of the products that we transport are exported and face competition on a global basis.
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
For information on the risks related to competition associated with the open access regimes in Australia and Europe, see "Additional Risks Associated with our Foreign Operations."
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
In 2015, we consumed 63.3 million gallons of diesel fuel. Fuel availability could be affected by any limitation in the fuel supply or by any imposition of mandatory allocation or rationing regulations. If a severe fuel supply shortage arose from production curtailments, disruption of oil imports or domestic oil production, disruption of domestic refinery production, damage to refinery or pipeline infrastructure, political unrest, war, terrorist attack or otherwise, diesel fuel may not be readily available and may be subject to rationing regulations.

In addition, diesel fuel costs constitute a significant portion of our total operating expenses. Currently, we receive fuel surcharges and other rate adjustments to offset fuel prices, although there may be a significant delay in our recovery of fuel costs based on the terms of the fuel surcharge program. However, if Class I railroads change their policies regarding fuel surcharges, the compensation we receive for increases in fuel costs may decrease, which could have a negative effect on our profitability. Costs for fuel used in operations were approximately 8% and 12% of our operating expenses for the years ended December 31, 2015 and 2014, respectively.
If diesel fuel prices increase dramatically from production curtailments, a disruption of oil imports or domestic oil production or otherwise, these events could have a material adverse effect on our results of operations, financial condition and liquidity.
We may be subject to various claims and lawsuits that could result in significant expenditures.
The nature of our business exposes us to the potential for various claims and litigation related to labor and employment, personal injury, environmental contamination, freight loss, property damage and other matters. For example, United States job-related personal injury claims by our railroad employees are subject to the Federal Employers' Liability Act (FELA) which is applicable only to railroads. FELA's fault-based tort system produces results that are unpredictable and inconsistent as compared with a no-fault worker's compensation system. The variability inherent in this system could result in the actual costs of claims being very different from the liability recorded.
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
We are a party to 81 collective bargaining agreements with various labor unions in the United States, Australia, Canada and Europe. We are currently engaged in negotiations with respect to 14 of those agreements. Approximately 4,100 of our approximately 7,500 full time employees are either union members or have employment terms and conditions determined by a labor agreement or negotiated by a labor union or works council. We also have entered into employee association agreements with an additional 84 employees who are not represented by a national labor organization. GWA has a collective enterprise bargaining agreement covering the majority of its employees.
Our inability to negotiate acceptable contracts with these unions could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers. If the unionized workers were to engage in a strike, work stoppage or other slowdown, or other employees were to become unionized, or the terms and conditions in future labor agreements were renegotiated, we could experience a significant disruption of our operations and/or higher ongoing labor costs. A substantial majority of the employees of the Class I railroads with which we interchange are unionized. If such Class I railroads were to have a work slowdown or strike, the national rail network and our operations would be adversely affected. In the U.K., our operations are reliant on the rail infrastructure provided by Network Rail. A majority of Networks Rail’s employees are unionized, and if Network Rail were to have a work stoppage or strike, the U.K. rail network and our operations would be adversely affected. Additional unionization of our workforce could result in higher employee compensation and restrictive working condition demands that could increase our operating costs or constrain our operating flexibility.
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

The execution of our growth strategy, in particular our acquisition and investment strategy, is substantially dependent on our senior management team.
We rely on our senior management team to execute our growth strategy. Our growth strategy is different than the strategy of many other railroads because of our acquisition and investment focus. There can be no assurance that we will be able to attract and retain senior leadership necessary to manage and grow our business. Our performance significantly depends upon the continued contributions of our executive officers and key employees, both individually and as a group, and our ability to retain and motivate them. Our officers and key personnel have many years of experience with us and in our industry and it may be difficult to replace them. Further, the loss of any executive officers or key employees could require the remaining senior leadership to divert immediate and substantial attention to seeking a replacement. The loss of the services of any of our senior leadership, and the inability to find a suitable replacement, could adversely affect our operating, acquisition and investment strategies, as well as our results of operations, financial condition and liquidity.
Our operations are dependent on our ability to obtain railcars, locomotives and other critical railroad items from suppliers.
Due to the capital intensive nature and industry-specific requirements of the rail industry, there are high barriers to entry for potential new suppliers of core railroad items such as railcars, locomotives and track materials. If the number of available railcars is insufficient or if the cost of obtaining these railcars either through lease or purchase increases, we might not be able to obtain railcars on favorable terms, or at all, and shippers may seek alternate forms of transportation. In some cases, we use third-party locomotives to provide transportation services to our customers and such locomotives may not be available. Without these third-party locomotives, we would need to invest additional capital in locomotives. Even if purchased, there is no guarantee that locomotives would be available for delivery without significant delay. For example, in Australia, the availability of new locomotives is limited, with long lead times for delivery. Additionally, we compete with other industries for available capacity and raw materials used in the production of certain track materials, such as rail and ties. Changes in the competitive landscapes of these limited-supplier markets could result in equipment shortages that could have a material adverse effect on our results of operations, financial condition and liquidity in a particular year or quarter and could limit our ability to support new projects and achieve our growth strategy.
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
We rely on information technology in all aspects of our business. The performance and reliability of our technology systems is critical to our ability to operate and compete safely and effectively. A cyber security attack, which is a deliberate theft of data or impairment of information technology systems, or other significant disruption or failure, could result in a service interruption, train accident, misappropriation of confidential information, process failure, security breach or other operational difficulties. Such an event could result in increased capital, insurance or operating costs, including security costs to protect our infrastructure. A disruption or compromise of our information technology systems, even for short periods of time, could have a material adverse effect on our business and results of operations.

ADDITIONAL RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS
We are subject to the risks of doing business in foreign countries.
Some of our subsidiaries transact business in foreign countries, namely in Australia, Canada, the U.K., Belgium, Germany, the Netherlands and Poland. In addition, we may consider acquisitions or other investments in other foreign countries in the future. The risks of doing business in foreign countries include:

•	adverse changes or greater volatility in the economies of those countries;

•	foreign currency fluctuations;

•	adverse effects due to changes in the European Union (EU) or eurozone membership, including risks associated with the U.K.'s potential exit from the EU;

•	adverse effects due to the migration of people into the EU;

•	adverse changes to the regulatory environment or access regimes of those countries;

•	adverse changes to the tax laws and regulations of those countries;

•	restrictions on the withdrawal of foreign investment, or a decrease in the value of repatriated cash flows;

•	a decrease in the value of foreign sourced income as a result of exchange rate changes;

•	the actual or perceived failure by us to fulfill commitments under concession agreements;

•	the ability to identify and retain qualified local managers; and

•	the challenge of managing a culturally and geographically diverse operation.
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
Our operations in Australia, Canada and Europe account for approximately 10%, 2% and 10%, respectively, of our consolidated income from operations. The results of operations of our foreign entities are maintained in the local currency (the British pound, the Australian dollar, the Canadian dollar, the Euro and the Polish zloty) and then translated into United States dollars based on the exchange rate at the end of the period for balance sheet items and, for the statement of operations, at the average exchange rate for the statement period. As a result, any appreciation or depreciation of these currencies against the United States dollar can impact our consolidated results of operations. The exchange rates between these currencies and the United States dollar have fluctuated significantly in recent years and may continue to do so in the future.
We may not be able to manage our exchange rate risks effectively, and the volatility in currency exchange rates may have a material adverse effect on our results of operations, financial condition and liquidity. In addition, because our financial statements are stated in United States dollars, such fluctuations may affect our consolidated results of operations and financial condition and may affect the comparability of our results between financial periods.
Our concession and/or lease agreements in Australia could be canceled, and there is no guarantee these agreements will be extended beyond their terms.
Through our subsidiaries in Australia, we have entered into long-term concession and/or lease agreements with governmental authorities in the Northern Territory and South Australia. Our concession agreement for the Tarcoola-to-Darwin rail line expires in 2054 and our lease agreement for our other South Australia rail lines expires in 2047. If our concession or lease agreements expire, we will no longer act as the below rail access provider but will still be permitted to participate in the above rail market. These concession and lease agreements are subject to a number of conditions, including those relating to the maintenance of certain standards with respect to service, price and the environment. These concession and lease agreements also typically carry with them a commitment to maintain the condition of the railroad and to make a certain level of capital expenditures, which may require capital expenditures that are in excess of our projections. Our failure to meet these commitments under the long-term concession and lease agreements could result in the termination of those concession or lease agreements. The termination of any concession or lease agreement could result in the loss of our investment relating to that concession or lease agreement. Further, the expiration of these agreements and the end of their term would result in the loss of the associated revenues and income. Either of these events could have a material adverse effect on our results of operations, financial condition and liquidity.

Open access regimes in Australia and Europe could lead to additional competition for rail services and decreased revenues and profit margins.
The legislative and regulatory framework in Australia allows third-party rail operators to gain access to our Australian railway infrastructure and also governs our access to track owned by others. European countries in which our subsidiaries operate also have open access regimes that permit third-party rail operators to compete for the business of our subsidiaries that operate in such countries. There are limited barriers to entry to preclude a current or prospective rail operator from approaching our customers and seeking to capture their business. The loss of our customers to competitors could result in decreased revenues and profit margins, which could have a material adverse effect on our results of operations, financial condition and liquidity.
Changes to the open access regimes in Australia and Europe could have a significant impact on our operations.
Access fees paid for our access onto the track of other companies and access fees we charge under state and federal regimes are subject to change. Where we pay access fees to others, if those fees were increased, our operating margins could be negatively affected. In Australia, if the federal government or respective state regulators were to alter the regulatory regime or determine that access fees charged to current or prospective third-party rail freight operators by our Australian railroads did not meet competitive standards, our income from those fees could decline. In the U.K., if the ORR were to change the access regime, even if we were able to pass any increased fees onto customers, we may be less competitive and our revenues could decline. In addition, when we operate over track networks owned by others, the owners of the networks are responsible for scheduling the use of the tracks as well as for determining the amount and timing of the expenditures necessary to maintain the tracks in satisfactory condition. Therefore, in areas where we operate over tracks owned by others, our operations are subject to train scheduling set by the owners as well as the risk that the network will not be adequately maintained. Changes to the open access regimes could have a material adverse effect on our business, results of operations, financial condition and liquidity.
Revocation of our safety accreditations could result in a loss of revenue and termination of our concession.
Our operating subsidiaries in Australia and Europe hold safety accreditations that are required in order for them to provide freight rail services. These safety accreditations are essential for us to conduct our business and are subject to removal. Following significant derailments, the government entities responsible for oversight of rail safety frequently perform investigations. Any loss of, failure to maintain or inability to renew, rail safety accreditations necessary to carry on rail operations in any jurisdiction, or any changes in government policy and legal or regulatory oversight, including changes to the rail safety regulatory regime, could have a material adverse effect on our business, results of operations, financial condition and liquidity.
Freightliner has significant pension funding obligations.
Freightliner provides a defined benefit pension program for its U.K. employees through a standalone shared cost arrangement within the Railways Pension Scheme (Pension Program). The Pension Program has more than 300,000 active and retired employees, and participation by more than 150 rail companies with assets under management in excess of £20 billion. There are six discrete sections within the Pension Program and participating employers may set up more than one arrangement in the program. There is no cross-subsidy or funding obligation between the discrete sections of the Pension Program or between the discrete arrangements of any participating employers. The Pension Program is managed and administered by a professional pension administration company and is overseen by trustees with professional advice from independent actuaries and other advisers. The Freightliner section of the Pension Program is a shared cost arrangement with required contributions shared between Freightliner and its employees with Freightliner contributing 60% and the remaining 40% contributed by active employees.
The Pension Program's assets are subject to market fluctuation, and its assets and liabilities are formally valued on an independent actuarial basis every three years. A key element of the valuation process is an assessment of the creditworthiness of the participating employer. Less creditworthy employers are encouraged to invest in lower risk assets, with on average lower returns, which impacts the assessment of the pension liabilities and any underlying deficit. In the event that the Freightliner section of the Pension Program is underfunded on an actuarial basis at any valuation point, the shared cost nature of the program means that Freightliner is responsible for paying 60% of any deficit contributions, with active employees contributing the remaining 40%, in each case over a recovery period agreed with the trustees.
If the Freightliner section of the Pension Program is terminated and wound up, any deficit would fall entirely on Freightliner and would not be shared with active employees. Equally, if all active employees were to leave the Freightliner section, Freightliner would have full responsibility for funding any deficits. As of December 31, 2015, there were approximately 1,700 active Freightliner employees in the Freightliner section of the Pension Program. Freightliner’s pension expense and funding of its section of the Pension Program may increase in the future and, as a result, could have a material adverse effect on our results of operations, financial condition and liquidity.
RISKS RELATED TO TAXATION
Our ability to use RailAmerica's Section 45G tax credit carryforwards may be subject to limitation due to a change in the ownership of its stock.
As of December 31, 2015, we had tax benefits totaling approximately $63.2 million of Section 45G tax credit carryforwards related to the RailAmerica acquisition. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change tax attribute carryforwards to offset its post-change income tax may be limited and may result in a partial or full write down of the related deferred tax assets. An ownership change is defined generally for these purposes as a greater than 50% change in ownership over a three-year period, taking into account shareholders that own 5% or more by value of common stock. While we currently believe it is more likely than not that we will be able to utilize these tax attributes, our ability to use RailAmerica's tax credit carryforwards and other tax attributes to reduce our future tax liabilities may be limited.
The United States Short Line Tax Credit expires on December 31, 2016. As a result, our effective tax rate in 2017 will be higher if the credit is not extended.
Since 2005, we have benefited from the effects of the United States Short Line Tax Credit, which is an income tax credit for Class II and Class III railroads to reduce their federal income tax based on qualified railroad track maintenance expenditures (the Short Line Tax Credit). Qualified expenditures include amounts incurred for maintaining track, including roadbed, bridges and related track structures, owned or leased by a Class II or Class III railroad. The credit is equal to 50% of the qualified expenditures, subject to an annual limitation of $3,500 multiplied by the number of miles of railroad track owned or leased by the Class II or Class III railroad as of the end of its tax year. On December 18, 2015, the Short Line Tax Credit (which had previously expired on December 31, 2014) was extended for 2015 and 2016. The most recent extension of the Short Line Tax Credit only extended the credit through December 31, 2016. If the Short Line Tax Credit is not extended for additional tax years, the loss of the credit will increase our tax rate and reduce our earnings per share.

If the earnings of our controlled foreign subsidiaries were required to be distributed, our effective tax rate could be higher.
We file a consolidated United States federal income tax return that includes all of our United States subsidiaries. Each of our foreign subsidiaries files income tax returns in each of their respective countries. No provision is made for the United States income taxes applicable to the undistributed earnings of our controlled foreign subsidiaries. The amount of those earnings was $322.5 million as of December 31, 2015. If the earnings were to be distributed in the future, those distributions may be subject to United States income taxes (appropriately reduced by available foreign tax credits) and withholding taxes payable to various foreign countries, which could result in a higher effective tax rate for us, thereby reducing our earnings. See "Part II Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Repatriation" for additional information.
Non-U.S. holders who own or owned more than a certain ownership threshold may be subject to United States federal income tax on gains realized on the disposition of the shares of our Class A Common Stock.
It is possible that we are a United States real property holding corporation currently or will become one in the future for United States federal income tax purposes. If we are or become a United States real property holding corporation, so long as our Class A Common Stock continues to be regularly traded on an established securities market, only a non-U.S. holder (i.e., a holder that is not a United States citizen or resident, a corporation or partnership organized under the laws of the United States or any state thereof and certain trusts and estates) who holds or held (at any time during the shorter of the five-year period preceding the date of disposition or the holder's holding period) more than 5% of our Class A Common Stock will be subject to United States federal income tax on the disposition of our Class A Common Stock, by reason of our status as a United States real property holding corporation. Non-U.S. holders should consult their own tax advisors concerning the consequences of disposing of shares of our Class A Common Stock.
ITEM 1B.     Unresolved Staff Comments.
None.

ITEM 2.     Properties.
Genesee & Wyoming, through our subsidiaries, currently has interests in 120 freight railroads, including 103 short line railroads and two regional freight railroads in the United States, eight short line railroads in Canada, three railroads in Australia, one in the U.K, one in Poland and two in the Netherlands.
The rail properties that we own and operate in North America typically consist of the track and the underlying land. Real estate adjacent to the railroad rights-of-way is generally owned by others, and our holdings of such real estate are not material. Further, unless we own the rail properties outright, we do not normally control mineral rights or the ability to grant fiber optic and other easements in the properties. Several of our railroads are operated under leases or operating licenses in which we do not assume ownership of the track or the underlying land. Further, under open access regimes as more fully described under "Part I Item 1. Business," the track may be accessed by any operator admitted and licensed to provide freight transport in the country.
Our railroads operate over approximately 15,600 miles of track that is owned, jointly owned or leased by us, which includes the Tarcoola-to-Darwin rail line that we manage under a concession agreement that expires in 2054. Several of our railroads are operated pursuant to lease agreements that will expire in the next few years and may not be extended. Leases from Class I railroads and other third parties that could expire in each of the next 10 years would represent less than 2% of our annual revenues in the year of expiration, based on our operating revenues for the year ended December 31, 2015. For additional information on these lease expirations, see "Part I. Item 1A. Risk Factors" of this Annual Report. We also operate, through various trackage and operating rights agreements, over approximately 5,700 additional miles of track that are owned or leased by others under contractual track access arrangements. The track miles listed below exclude approximately 1,995 miles of sidings and yards (1,765 miles in the United States, 160 miles in Canada and 70 miles in Australia). Track miles owned by others, but available to us, under open access regimes in Australia, Belgium, the Netherlands, Poland and the U.K. are also excluded. We have recorded mortgages on many of the owned properties located in the United States and described in the table below as additional security for our outstanding obligations under our Credit Agreement. See "Part I Item 1A. Risk Factors" for additional information on our Credit Agreement.
The following table sets forth certain information with respect to our railroads as of December 31, 2015:

RAILROAD AND LOCATION	YEAR ACQUIRED	TRACK MILES	STRUCTURE
NORTH AMERICAN OPERATIONS
UNITED STATES:
Genesee and Wyoming Railroad Company (GNWR) New York (1)	1899	27	Owned
The Dansville and Mount Morris Railroad Company (DMM) New York (1)	1985	8	Owned
Rochester & Southern Railroad, Inc. (RSR) New York (1)	1986	58	Owned
Louisiana & Delta Railroad, Inc. (LDRR) Louisiana	1987	86	Owned/Leased
Buffalo & Pittsburgh Railroad, Inc. (BPRR) New York, Pennsylvania (2) (3) (4)	1988	368	Owned/Leased
Allegheny & Eastern Railroad, LLC (ALY) Pennsylvania (2)	1992	128	Owned
Bradford Industrial Rail, Inc. (BR) Pennsylvania (3)	1993	4	Owned
Willamette & Pacific Railroad, Inc. (WPRR) Oregon	1993	178	Leased
Portland & Western Railroad, Inc. (PNWR) Oregon	1995	288	Owned/Leased
Pittsburg & Shawmut Railroad, LLC (PS) Pennsylvania (4)	1996	108	Owned
Illinois & Midland Railroad, Inc. (IMRR) Illinois	1996	98	Owned
Commonwealth Railway, Incorporated (CWRY) Virginia	1996	24	Owned/Leased
Talleyrand Terminal Railroad Company, Inc. (TTR) Florida	1996	2	Leased

RAILROAD AND LOCATION	YEAR ACQUIRED	TRACK MILES	STRUCTURE
Corpus Christi Terminal Railroad, Inc. (CCPN) Texas	1997	42	Leased
Golden Isles Terminal Railroad, Inc. (GITM) Georgia	1998	13	Owned/Leased
Savannah Port Terminal Railroad, Inc. (SAPT) Georgia	1998	18	Leased
South Buffalo Railway Company (SB) New York	2001	54	Owned/Leased
St. Lawrence & Atlantic Railroad Company (SLR) Maine, New Hampshire, Vermont	2002	143	Owned
York Railway Company (YRC) Pennsylvania	2002	42	Owned
Utah Railway Company (UTAH) Utah	2002	41	Owned
Salt Lake City Southern Railroad Company, Inc. (SLCS) Utah	2002	2	Owned
Chattahoochee Industrial Railroad (CIRR) Georgia	2003	15	Owned
Arkansas Louisiana & Mississippi Railroad Company (ALM) Arkansas, Louisiana	2003	62	Owned
Fordyce and Princeton R.R. Co. (FP) Arkansas	2003	57	Owned
Tazewell & Peoria Railroad, Inc. (TZPR) Illinois	2004	25	Leased
Golden Isles Terminal Wharf (GITW) Georgia	2004	6	Owned
First Coast Railroad Inc. (FCRD) Florida, Georgia	2005	32	Leased
AN Railway, L.L.C. (AN) Florida	2005	96	Leased
Atlantic & Western Railway, Limited Partnership (ATW) North Carolina	2005	10	Owned
The Bay Line Railroad, L.L.C. (BAYL) Alabama, Florida	2005	108	Owned
East Tennessee Railway, L.P. (ETRY) Tennessee	2005	4	Owned/Leased
Galveston Railroad, L.P. (GVSR) Texas	2005	39	Leased
Georgia Central Railway, L.P. (GC) Georgia	2005	171	Owned/Leased
KWT Railway, Inc. (KWT) Kentucky, Tennessee	2005	69	Owned
Little Rock & Western Railway, L.P. (LRWN) Arkansas	2005	79	Owned
Meridian & Bigbee Railroad, L.L.C. (MNBR) Alabama, Mississippi	2005	147	Owned/Leased
Riceboro Southern Railway, LLC (RSOR) Georgia	2005	18	Leased
Tomahawk Railway, Limited Partnership (TR) Wisconsin	2005	6	Owned
Valdosta Railway, L.P. (VR) Georgia	2005	10	Owned
Western Kentucky Railway, L.L.C. (WKRL) Kentucky	2005	—	Owned
Wilmington Terminal Railroad, Limited Partnership (WTRY) North Carolina	2005	17	Leased
Chattahoochee Bay Railroad, Inc. (CHAT) Alabama, Georgia	2006	26	Owned
Maryland Midland Railway, Inc. (MMID) Maryland	2007	70	Owned
Chattooga & Chickamauga Railway Co. (CCKY) Georgia	2008	49	Leased

RAILROAD AND LOCATION	YEAR ACQUIRED	TRACK MILES	STRUCTURE
Luxapalila Valley Railroad, Inc. (LXVR) Alabama, Mississippi	2008	34	Owned
Columbus and Greenville Railway Company (CAGY) Mississippi	2008	151	Owned
The Aliquippa & Ohio River Railroad Co. (AOR) Pennsylvania	2008	6	Owned
The Columbus & Ohio River Rail Road Company (CUOH) Ohio	2008	247	Owned/Leased
The Mahoning Valley Railway Company (MVRY) Ohio	2008	6	Owned
Ohio Central Railroad, Inc. (OHCR) Ohio	2008	70	Owned/Leased
Ohio and Pennsylvania Railroad Company (OHPA) Ohio	2008	3	Owned
Ohio Southern Railroad, Inc. (OSRR) Ohio	2008	18	Owned
The Pittsburgh & Ohio Central Railroad Company (POHC) Pennsylvania	2008	35	Owned
The Warren & Trumbull Railroad Company (WTRM) Ohio	2008	4	Leased
Youngstown & Austintown Railroad Inc. (YARR) Ohio	2008	5	Leased
The Youngstown Belt Railroad Company (YB) Ohio	2008	14	Owned
Georgia Southwestern Railroad, Inc. (GSWR) Alabama, Georgia	2008	231	Owned/Leased
Arizona Eastern Railway Company (AZER) Arizona, New Mexico	2011	200	Owned
Hilton & Albany Railroad, Inc. (HAL) Georgia	2011	56	Leased
Columbus & Chattahoochee Railroad, Inc. (CCH) Alabama	2012	26	Leased
Alabama & Gulf Coast Railway LLC (AGR) Alabama, Mississippi, Florida	2012	283	Owned/Leased
Arizona & California Railroad Company (ARZC) Arizona, California	2012	190	Owned
Bauxite & Northern Railway Company (BXN) Arkansas	2012	5	Owned
California Northern Railroad Company (CFNR) California	2012	210	Leased
Carolina Piedmont Railroad (CPDR) South Carolina	2012	28	Owned
Cascade and Columbia River Railroad Company (CSCD) Washington	2012	131	Owned
Central Oregon & Pacific Railroad, Inc. (CORP) Oregon, California	2012	306	Owned/Leased
The Central Railroad Company of Indiana (CIND) Indiana, Ohio	2012	82	Owned
Central Railroad Company of Indianapolis (CERA) Indiana	2012	43	Owned/Leased
Chesapeake and Albermarle Railroad (CA) North Carolina, Virginia	2012	68	Leased
Chicago, Fort Wayne & Eastern Railroad (CFE) Indiana, Ohio	2012	281	Owned/Leased
Conecuh Valley Railway, L.L.C. (COEH) Alabama	2012	13	Owned
Connecticut Southern Railroad, Inc. (CSO) Connecticut	2012	23	Owned/Leased
Dallas, Garland & Northeastern Railroad, Inc. (DGNO) Texas	2012	168	Owned/Leased
Eastern Alabama Railway, LLC (EARY) Alabama	2012	26	Owned

RAILROAD AND LOCATION	YEAR ACQUIRED	TRACK MILES	STRUCTURE
Grand Rapids Eastern Railroad (GR) Michigan	2012	22	Owned
Huron and Eastern Railway Company, Inc. (HESR) Michigan	2012	330	Owned/Leased
Indiana & Ohio Railway Company (IORY) Indiana, Ohio, Michigan	2012	469	Owned/Leased
Indiana Southern Railroad, LLC (ISRR) Indiana	2012	165	Owned
Kiamichi Railroad Company L.L.C. (KRR) Oklahoma, Arizona, Texas	2012	231	Owned
Kyle Railroad Company (KYLE) Colorado, Kansas	2012	505	Owned/Leased
Marquette Rail LLC (MQT) Michigan	2012	128	Leased
The Massena Terminal Railroad Company (MSTR) New York	2012	3	Owned
Michigan Shore Railroad (MS) Michigan	2012	4	Owned
Mid-Michigan Railroad, Inc. (MMRR) Michigan	2012	78	Owned/Leased
Missouri & Northern Arkansas Railroad Company, Inc. (MNA) Arizona, Missouri, Kansas	2012	483	Owned/Leased
New England Central Railroad, Inc. (NECR) Vermont, New Hampshire, Massachusetts, Connecticut	2012	324	Owned
North Carolina & Virginia Railroad Company L.L.C. (NCVA) North Carolina, Virginia	2012	53	Owned
Otter Tail Valley Railroad Company, Inc. (OTVR) Minnesota	2012	54	Owned
Point Comfort & Northern Railway Company (PCN) Texas	2012	14	Owned
Puget Sound & Pacific Railroad (PSAP) Washington	2012	135	Owned/Leased
Rockdale, Sandow & Southern Railroad Company (RSS) Texas	2012	4	Owned
San Diego & Imperial Valley Railroad Company, Inc. (SDIY) California	2012	1	Leased
San Joaquin Valley Railroad Co. (SJVR) California	2012	297	Owned/Leased
South Carolina Central Railroad Company, LLC (SCRF) South Carolina	2012	47	Owned
Texas Northeastern Railroad (TNER) Texas	2012	67	Leased
Three Notch Railway, L.L.C. (TNHR) Alabama	2012	34	Owned
Toledo, Peoria & Western Railway Corp. (TPW) Illinois, Indiana	2012	180	Owned/Leased
Ventura County Railroad Company (VCRR) California	2012	9	Leased
Wellsboro & Corning Railroad, LLC (WCOR) Pennsylvania, New York	2012	35	Leased
Wiregrass Central Railway, L.L.C. (WGCR) Alabama	2012	20	Owned
Rapid City, Pierre & Eastern Railroad, Inc. (RCPE) Minnesota, South Dakota, Nebraska, Wyoming	2014	651	Owned
Arkansas Midland Railroad, Inc. (AKMD) Arkansas	2015	114	Owned/Leased
The Prescott & Northwestern Railroad Company (PNW) Arkansas	2015	6	Owned
Warren & Saline River Railroad Company (WSR) Arkansas	2015	1	Owned

RAILROAD AND LOCATION	YEAR ACQUIRED	TRACK MILES	STRUCTURE
CANADA:
Huron Central Railway Inc. (HCRY) Ontario	1997	173	Owned/Leased
Quebec Gatineau Railway Inc. (QGRY) Québec	1997	301	Owned/Leased
St. Lawrence & Atlantic Railroad (Québec) Inc. (SLQ) Québec	2002	95	Owned
Cape Breton & Central Nova Scotia Railway Limited (CBNS) Nova Scotia	2012	242	Owned
Goderich-Exeter Railway Company Limited (GEXR) Ontario	2012	184	Owned/Leased
Ottawa Valley Railway (OVR) Ontario, Québec	2012	157	Leased
Southern Ontario Railway (SOR) Ontario	2012	46	Leased
Kérail Inc. (KERY) Québec	2014	10	Owned

U.K./EUROPEAN OPERATIONS:
Rail Feeding (Rotterdam and Antwerp)	2008	—	Open Access
Freightliner U.K.	2015	—	Open Access
Freightliner Poland	2015	—	Open Access
ERS Railways	2015	—	Open Access

AUSTRALIAN OPERATIONS
Genesee & Wyoming Australia Pty Ltd (GWA)	2006	791	Leased/Open Access
GWA (North) Pty Ltd (GWA North)	2010	1,395	Leased/Open Access
Freightliner Australia Pty Ltd	2015	—	Open Access
(1) The GNWR and DMM are now operated by RSR
(2) ALY merged with BPRR in January 2004
(3) BR merged with BPRR in January 2004
(4) PS merged with BPRR in January 2004
EQUIPMENT
As of December 31, 2015, our rolling stock consisted of 1,344 locomotives, of which 1,011 were owned and 333 were leased, and 29,225 railcars, of which 7,406 were owned and 21,819 were leased. A breakdown of the types of railcars owned and leased by us as of December 31, 2015 is set forth in the table below:

	Owned	Leased	Total
Railcars by Car Type:
Box	1,288	8,009	9,297
Hoppers	1,272	3,556	4,828
Flats	1,718	2,549	4,267
Gondolas	563	2,186	2,749
Covered hoppers	2,419	4,823	7,242
Tank cars	12	116	128
Containers	—	335	335
Maintenance of way	81	—	81
Crew cars	13	—	13
Other	40	245	285
	7,406	21,819	29,225

ITEM 3.     Legal Proceedings.
From time to time, we are a defendant in certain lawsuits resulting from our operations in the ordinary course as the nature of our business exposes us to the potential for various claims and litigation related to property damage, personal injury, freight loss, labor and employment, environmental and other matters. As described in Note 2, Significant Accounting Policies, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report, we maintain insurance policies to mitigate the financial risk associated with such claims.
Any material changes to current litigation trends or a catastrophic rail accident or series of accidents involving material freight loss or property damage, personal injury and environmental liability or other claims against us that are not covered by insurance could have a material adverse effect on our results of operations, financial condition and liquidity.
Management believes there are adequate provisions in the financial statements for any probable liabilities that may result from disposition of the pending lawsuits. Based upon currently available information, we do not believe it is reasonably possible that any such lawsuit or related lawsuits would be material to our results of operations or have a material adverse effect on our financial position or liquidity. See "Part I Item 1A. Risk Factors" for additional information.
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

Year Ended December 31, 2015	High	Low
4th Quarter	$72.54	$50.28
3rd Quarter	$75.84	$57.51
2nd Quarter	$97.34	$76.18
1st Quarter	$105.15	$82.15
Year Ended December 31, 2014	High	Low
4th Quarter	$100.89	$83.33
3rd Quarter	$105.47	$93.82
2nd Quarter	$105.51	$93.37
1st Quarter	$99.86	$87.19
Number of Holders
On February 19, 2016, there were 353 Class A Common Stock record holders and 11 Class B Common Stock record holders.
Dividends
We did not pay cash dividends to our Class A or Class B common stockholders for the years ended December 31, 2015 and 2014. We do not intend to pay cash dividends to our common stockholders for the foreseeable future and intend to retain earnings, if any, for future operation and expansion of our business. Any determination to pay dividends to our common stockholders in the future will be at the discretion of our Board of Directors and subject to applicable law and any restrictions contained in our Credit Agreement.
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
Recent Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities

2015	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (2)
October 1 to October 31	—	$—	—	$300,000,000
November 1 to November 30	189	69.71	—	300,000,000
December 1 to December 31	218	68.08	—	300,000,000
Total	407	$68.84	—	$300,000,000
(1) The 407 shares acquired in the three months ended December 31, 2015 represent Class A Common Stock acquired by us from our employees who surrendered shares in lieu of cash to either fund their exercise of stock options or to pay taxes on stock-based awards made under our Third Amended and Restated 2004 Omnibus Incentive Plan.
(2) In conjunction with Amendment No. 1 to the Credit Agreement, the Board authorized the repurchase of up to $300.0 million of our Class A Common Stock and appointed a special committee of the Board to review and approve repurchases proposed by management.

ITEM 6.     Selected Financial Data.
The following selected financial data was derived from the consolidated statements of operations and consolidated balance sheets of Genesee & Wyoming as of and for the years ended December 31, 2015, 2014, 2013, 2012 and 2011. All of the information should be read in conjunction with the Consolidated Financial Statements and related notes included in "Part IV Item 15. Exhibits, Financial Statement Schedules" and "Part II Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report.
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

	For the Year Ended December 31,
	2015 (1)	2014 (2)	2013 (3)	2012 (4)	2011 (5)
	(In thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Operating revenues	$2,000,401	$1,639,012	$1,568,643	$874,916	$829,096
Operating expenses	1,616,140	1,217,441	1,188,455	684,594	637,317
Income from operations	384,261	421,571	380,188	190,322	191,779
Gain on sale of investments	—	—	—	—	907
Interest income	481	1,445	3,971	3,725	3,243
Interest expense	(67,073)	(56,162)	(67,894)	(62,845)	(38,617)
Loss on forward contracts	(18,686)	—	—	(50,106)	—
Other income, net	1,948	1,008	1,327	2,182	703
Income from continuing operations before income taxes and income from equity investment	300,931	367,862	317,592	83,278	158,015
Provision for income taxes	(75,894)	(107,107)	(46,296)	(46,402)	(38,531)
Income from equity investment in RailAmerica, net	—	—	—	15,557	—
Net income	225,037	260,755	271,296	52,433	119,484
Less: Series A-1 Preferred Stock dividend	—	—	2,139	4,375	—
Net income available to common stockholders	$225,037	$260,755	$269,157	$48,058	$119,484
Basic earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:
Basic earnings per common share	$3.97	$4.71	$5.00	$1.13	$2.99
Weighted average shares—Basic	56,734	55,305	53,788	42,693	39,912
Diluted earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:
Diluted earnings per common share	$3.89	$4.58	$4.79	$1.02	$2.79
Weighted average shares—Diluted	57,848	56,972	56,679	51,316	42,772
BALANCE SHEET DATA AT YEAR-END:
Total assets	$6,795,604	$5,595,753	$5,319,821	$5,226,115	$2,294,157
Long-term debt and capital leases (excluding portion due within one year)	$2,223,306	$1,548,051	$1,540,346	$1,770,566	$569,026
Series A-1 Preferred Stock	$—	$—	$—	$399,524	$—
Total equity	$2,519,461	$2,357,980	$2,149,070	$1,500,462	$960,634

(1)
On January 5, 2015, we completed the acquisition of Pinsly Arkansas for $41.3 million in cash. On March 25, 2015, we acquired all of the outstanding share capital of RailInvest Holding Company Limited, the parent company of London-based Freightliner, for total consideration of £516.3 million (or $769.1 million at the exchange rate on March 25, 2015). In addition, we incurred $12.6 million of acquisition costs and $2.6 million of integration costs associated with Freightliner during 2015 and recorded a loss of $18.7 million on the settlement of foreign currency forward purchase contracts during 2015, which were entered into in contemplation of the Freightliner acquisition.

(2)
On May 30, 2014, our new subsidiary, Rapid City, Pierre & Eastern Railroad, Inc. (RCP&E), purchased the assets of the western end of CP's DM&E rail line for a cash purchase price of $218.6 million, including the purchase of materials and supplies, railcars, equipment and vehicles.

(3)
On February 13, 2013, we exercised our option to convert all of the outstanding Series A-1 Preferred Stock issued to Carlyle in conjunction with the RailAmerica acquisition into 5,984,232 shares of our Class A Common Stock. On the conversion date, we also paid to affiliates of Carlyle Partners V, L.P. (Collectively, Carlyle) cash in lieu of fractional shares and all accrued and unpaid dividends on the Series A-1 Preferred Stock totaling $2.1 million. In addition, we incurred $17.0 million of integration and acquisition-related costs associated with RailAmerica during 2013.

(4)
On October 1, 2012, we acquired 100% of RailAmerica for approximately $2.0 billion (equity purchase price of approximately $1.4 billion, or $27.50 per share, plus the payoff of RailAmerica's debt of $659.2 million). The shares of RailAmerica were held in a voting trust while the STB considered our control application, which application was approved with an effective date of December 28, 2012. Accordingly, we accounted for the earnings of RailAmerica using the equity method of accounting while the shares were held in the voting trust and our preliminary determination of fair values of the acquired assets and assumed liabilities were included in our consolidated balance sheet at December 31, 2012. In addition, we incurred $30.0 million of integration and acquisition-related costs associated with RailAmerica during 2012. We also recorded a $50.1 million non-cash mark-to-market expense in 2012 related to an investment agreement governing the sale of the Series A-1 Preferred Stock to Carlyle in connection with the funding of the RailAmerica acquisition.

(5)	On September 1, 2011, we acquired the stock of AZER with net assets of $90.3 million.

ITEM 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the consolidated financial statements and related notes set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report. Our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). When comparing our results of operations from one reporting period to another, it is important to consider that we have historically experienced fluctuations in revenues and expenses due to acquisitions, changing economic conditions, commodity prices, competitive forces, changes in foreign currency exchange rates, rail network congestion, one-time freight moves, fuel price fluctuations, customer plant expansions and shutdowns, sales of property and equipment, derailments and weather-related conditions, such as hurricanes, cyclones, tornadoes, high winds, droughts, heavy snowfall, unseasonably hot or cold weather, freezing and flooding, among other factors. In periods when these events occur, our results of operations are not easily comparable from one period to another. Finally, certain of our railroads have commodity shipments that are sensitive to general economic conditions, global commodity prices and foreign exchange rates, such as steel products, iron ore, paper products, lumber and forest products and agricultural products, as well as product specific market conditions, such as the availability of lower priced alternative sources of power generation (coal) and energy commodity price differentials (crude oil). Other shipments are relatively less affected by economic conditions and are more closely affected by other factors, such as winter weather (salt) and seasonal rainfall (agricultural products). As a result of these and other factors, our results of operations in any reporting period may not be directly comparable to our results of operations in other reporting periods.
Outlook for 2016
Financial Expectations
We expect our revenues to be flat year over year as the full year impact of the Freightliner acquisition is offset by four significant factors: (1) the negative currency translation impact of the weaker Australian and Canadian dollars, the British pound and the Euro relative to the United States dollar, (2) a decline in coal traffic in the United States and the United Kingdom due to competition from low-priced natural gas, (3) a decline in traffic from mining customers in Australia due to mine closures in 2015 and (4) lower fuel surcharge revenues. Fuel surcharges are expected to be lower due to a lower average price for diesel fuel in 2016 compared with 2015.
We expect our income from operations to decline as the negative impact of the lower coal and Australia mining customer revenues, lower fuel surcharges and the impact of currency translation will only be partially offset by pricing increases, expense reductions and the full year impact of the Freightliner acquisition.
Capital Plan
We expect to make capital investments totaling $225 million in 2016. Of this total, $175 million is planned for ongoing railroad track and equipment capital and $15 million is planned for matching capital spending associated with government grant funded projects in the United States. In addition, we expect to spend $35 million on new business investments, which include track projects, equipment purchases and investments in new facilities. Our capital plan excludes acquisitions and new business development projects that arise during the year.
United States Short Line Tax Credit
The United States Short Line Tax Credit, from which we have benefited since 2005, will expire on December 31, 2016. Without an extension to the tax credit, we expect our income tax rate to increase significantly in 2017. While the Short Line Tax Credit has been extended on five separate occasions in the past, we are unable to predict the outcome of the United States legislative process. The Short Line Tax Credit will provide a net tax benefit of approximately $27 million in 2016 based on our current railroad ownership.
Corporate and Business Development
We continue to evaluate a number of potential projects located in all of the geographic markets in which we currently operate and elsewhere around the world.

Overview
We own and operate 120 freight railroads worldwide that are organized in 11 operating regions with 7,500 employees and more than 2,800 customers. The financial results of our 11 operating regions are reported in the following three distinct segments:

•
Our North American Operations segment includes nine operating regions that serve 41 U.S. states and four Canadian provinces. This segment includes 113 short line and regional freight railroads with more than 13,000 track-miles.

•
Our Australian Operations segment provides rail freight services in South Australia, the Northern Territory and New South Wales. Included in the Australian Operations segment is our operation of the 1,400-mile Tarcoola-to-Darwin rail line, which is the sole north-south rail corridor outside the coasts and primarily carries intermodal and commodity freight.

•
Our U.K./European Operations segment includes the majority of the operations of Freightliner Group Limited (Freightliner), which we acquired in March 2015. Freightliner is the United Kingdom's (U.K.) largest rail maritime intermodal operator and the U.K.'s second-largest rail freight company. Our U.K./European Operations segment also includes heavy-haul freight operations in Poland and Germany and cross-border intermodal services connecting Northern European seaports with key industrial regions throughout the continent.

Our subsidiaries provide rail service at more than 40 major ports in North America, Australia and Europe and perform contract coal loading and railcar switching for industrial customers. As more fully described in Note 18, Segment and Geographic Area Information, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report, the results of operations of the foreign entities are maintained in the respective local currency and then translated into United States dollars at the applicable exchange rates for inclusion in the consolidated financial statements. As a result, any appreciation or depreciation of these currencies against the United States dollar will impact our results of operations.
On March 25, 2015, we completed the acquisition of all of the outstanding share capital of RailInvest Holding Company Limited, the parent company of London-based Freightliner, pursuant to the terms of a Share Purchase Agreement dated February 24, 2015. Certain former management shareholders of Freightliner (Management Shareholders) retained an approximate 6% economic interest in Freightliner in the form of deferred consideration. We expect to settle the deferred consideration by the end of 2020. For additional information regarding the deferred consideration, see Note 3, Changes in Operations, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report.
We funded the acquisition with borrowings under our Second Amended and Restated Senior Secured Syndicated Credit Facility Agreement, as amended (the Credit Agreement), and available cash, see "Liquidity and Capital Resources—Credit Agreement" below. The foreign exchange rate used to translate the total consideration to United States dollars was $1.49 for one British pound (GBP). For additional information regarding this purchase, see "Changes in Operations—Europe—Freightliner Group Limited" below.
The calculation of the total consideration for the Freightliner acquisition is presented below (amounts in thousands):

	GBP	USD
Cash consideration	£492,083	$733,006
Deferred consideration	24,200	36,048
Total consideration	£516,283	$769,054

The results of operations from Freightliner have been included in our consolidated statements of operations since the March 25, 2015 acquisition date. We incurred $12.6 million of acquisition costs and $2.6 million of integration costs associated with Freightliner for the year ended December 31, 2015, which were included within other expenses in our consolidated statements of operations. In addition, we recorded a loss of $18.7 million on the settlement of foreign currency forward purchase contracts for the year ended December 31, 2015. The foreign currency forward purchase contracts were entered into to fix £307.1 million of the purchase price for Freightliner to $475.0 million and £84.7 million of the purchase price to A$163.8 million (see Note 9, Derivative Financial Instruments, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report) and were settled on March 23, 2015. The results of Freightliner's U.K. and Continental Europe operations are included in our U.K./European Operations segment and the results of Freightliner's Australia operations are included in our Australian Operations segment (see Note 18, Segment and Geographic Area Information, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report).
On January 5, 2015, we completed the acquisition of certain subsidiaries that constitute Pinsly Arkansas from Pinsly Railroad Company for $41.3 million in cash. We funded the acquisition with borrowings under our Amended and Restated Senior Secured Syndicated Credit Facility (the Prior Credit Agreement). For additional information regarding the agreement, see "Liquidity and Capital Resources—Credit Agreement" below.
Headquartered in Jones Mills, Arkansas, Pinsly Arkansas serves the Hot Springs and Little Rock areas, as well as the southwestern and southeastern portions of Arkansas and includes (1) the Arkansas Midland Railroad (AKMD), which is comprised of seven non-contiguous branch lines, (2) the Prescott & Northwestern Railroad (PNW); (3) the Warren & Saline River Railroad (WSR) and (4) the two Arkansas transload operations of Pinsly's Railroad Distribution Services subsidiary. Operations are composed of 137 miles of owned and leased track, 77 employees and 16 locomotives. The railroads currently haul approximately 35,000 carloads per year and serve a diverse customer base in industries including aluminum, forest products, aggregates, energy and carton board.
Consolidated Annual Results
Our operating revenues increased $361.4 million, or 22.0%, to $2.0 billion for the year ended December 31, 2015, compared with $1.6 billion for the year ended December 31, 2014. Income from operations for the year ended December 31, 2015 was $384.3 million, compared with $421.6 million for the year ended December 31, 2014. Our operating ratio, defined as operating expenses divided by operating revenues, was 80.8% for the year ended December 31, 2015, compared with 74.3% for the year ended December 31, 2014. The increase in our operating ratio was primarily driven by lower operating margins from Freightliner, which operates in an open access environment using primarily leased equipment. Our same railroad operating ratio for the year ended December 31, 2015 was 76.2%, compared with 74.2% for the year ended December 31, 2014. When we discuss either operating ratios from existing operations or same railroad operating ratios, we are referring to the change in our operating ratio, period-over-period, associated with operations that we managed in both periods (excluding the impact of acquisitions).
Our net income for the year ended December 31, 2015 was $225.0 million, compared with net income of $260.8 million for the year ended December 31, 2014. Our diluted EPS for the year ended December 31, 2015 were $3.89 with 57.8 million weighted average shares outstanding, compared with diluted EPS of $4.58 with 57.0 million weighted average shares outstanding for the year ended December 31, 2014. Our effective income tax rate for the year ended December 31, 2015 was 25.2%, compared with 29.1% for the year ended December 31, 2014.
During the year ended December 31, 2015, we generated $475.1 million in cash flows from operating activities. During the same period, we purchased $371.5 million of property and equipment, including $65.6 million for new business investments, partially offset by $41.7 million in cash received from government grants and other outside parties for capital spending and $4.0 million in cash proceeds from the sale of property and equipment. We also paid $740.2 million for the acquisitions of Freightliner and Pinsly Arkansas and $18.7 million for the settlement of foreign currency forward purchase contracts related to the acquisition of Freightliner. In addition, we received net proceeds of $576.6 million primarily related to borrowings from the refinancing of our Credit Agreement in conjunction with our acquisition of Freightliner. Our unused borrowing capacity for the year ended December 31, 2015 was $575.7 million.

Our results for the year ended December 31, 2015 and 2014 included certain items affecting comparability between the periods that are set forth below (dollars in millions, except per share amounts):

	Income/(Loss) Before Taxes Impact	After-Tax Net Income/(Loss) Impact	Diluted Earnings/(Loss) Per Common Share Impact
Year Ended December 31, 2015
Loss on settlement of Freightliner acquisition-related foreign currency forward purchase contracts	$(18.7)	$(11.6)	$(0.20)
Freightliner acquisition-related costs	$(12.6)	$(9.5)	$(0.16)
Business development and related costs	$(9.1)	$(5.6)	$(0.10)
Net gain on sale of assets	$2.3	$1.7	$0.03
2015 Short Line Tax Credit	$—	$27.4	$0.47
Impact of reduction in U.K. statutory tax rate	$—	$9.7	$0.17

Year Ended December 31, 2014
Business development and related costs	$(5.2)	$(3.2)	$(0.06)
Credit facility refinancing costs	$(4.7)	$(2.9)	$(0.05)
Net gain on sale of assets	$5.1	$3.5	$0.06
2014 Short Line Tax Credit	$—	$27.0	$0.47
RailAmerica-related tax benefit	$—	$3.9	$0.07
Adjustment for tax returns from previous fiscal year	$—	$(0.7)	$(0.01)
In December 2015, the United States Short Line Tax Credit (which had previously expired on December 31, 2014) was extended for fiscal years 2015 and 2016. In the fourth quarter of 2015, G&W recorded a tax benefit of $27.4 million associated with the extension of the Short Line Tax Credit, as well as a tax benefit of $9.7 million associated with a prospective change in U.K. tax rates enacted during the fourth quarter of 2015. In December 2014, the Short Line Tax Credit (which had previously expired on December 31, 2013) was extended for fiscal year 2014. In the fourth quarter of 2014, G&W recorded a tax benefit of $27.0 million associated with the extension of the Short Line Tax Credit, as well as a tax benefit of $3.9 million as a result of receiving consent from the United States Internal Revenue Service (IRS) to change a tax accounting method retroactively for companies acquired as a result of the acquisition of RailAmerica, Inc. (RailAmerica).
For the year ended December 31, 2015, our results also included Freightliner acquisition-related costs of $12.6 million, loss on settlement of foreign currency forward purchase contracts related to the Freightliner acquisition of $18.7 million, business development and related costs of $9.1 million and net gain on sale of assets of $2.3 million. For the year ended December 31, 2014, our results also included business development and related costs of $5.2 million, credit facility refinancing costs of $4.7 million and net gain on sale of assets of $5.1 million.
Annual Results by Segment
Operating revenues from our North American Operations decreased $62.9 million, or 4.8%, to $1,241.8 million for the year ended December 31, 2015, compared with $1,304.8 million for the year ended December 31, 2014. Excluding $44.0 million of revenues from new operations and a $16.1 million decrease from the impact of foreign currency depreciation, our North American Operations same railroad revenues decreased $90.9 million, or 7.1%, primarily due to declines in coal and metals shipments. When we discuss our same railroad revenues, we are referring to the change in our revenues, period-over-period, associated with operations that we managed in both periods (excluding the impact of acquisitions).

North American Operations traffic decreased 134,757 carloads, or 7.6%, to 1,644,400 carloads for the year ended December 31, 2015. Excluding 59,552 carloads from new operations, same railroad traffic decreased 194,309 carloads, or 10.9%, for the year ended December 31, 2015, compared with the year ended December 31, 2014. The same railroad decrease was principally due to 88,517 carloads of coal and coke traffic (primarily utility coal in the Midwest, Central and Ohio Valley regions), 52,249 carloads of metals traffic (primarily steel and scrap in the Southern, Ohio Valley and Northeast regions), 19,552 carloads of other traffic (primarily overhead Class I traffic in the Central Region), 10,098 carloads of agricultural products traffic (primarily in the Ohio Valley and Mountain West regions), 7,398 carloads of minerals and stone traffic (primarily frac sand in the Midwest, Southern, Northeast and Central regions), 6,732 carloads of autos and auto parts traffic (primarily in the Pacific and Ohio Valley regions), 5,960 carloads of lumber and forest products traffic (primarily in the Southern and Pacific regions) and 2,325 carloads of petroleum products traffic (primarily in the Pacific and Ohio Valley regions), partially offset by an increase of 2,549 carloads of metallic ores traffic (primarily in the Mountain West Region). All remaining traffic decreased by a net 4,027 carloads.
Income from operations from our North American Operations for the year ended December 31, 2015 was $297.5 million, compared with $333.2 million for the year ended December 31, 2014. The operating ratio from our North American Operations for the year ended December 31, 2015 was 76.0%, compared with 74.5% for the year ended December 31, 2014.
Operating revenues from our Australian Operations decreased $70.3 million, or 22.4%, to $243.0 million for the year ended December 31, 2015, compared with $313.3 million for the year ended December 31, 2014. Excluding $36.1 million of revenues from our newly acquired Freightliner Australia operations and a $52.3 million decrease from the impact of foreign currency depreciation, our Australian Operations same railroad operating revenues decreased by $54.1 million, or 20.7%, primarily due to a decrease in freight revenues resulting from a decline in iron ore and manganese shipments.
Australian Operations traffic decreased 26,989 carloads, or 11.8%, to 200,905 carloads for the year ended December 31, 2015, compared with the year ended December 31, 2014. The traffic was entirely from existing operations, as Freightliner Australia revenues are all freight-related. The decrease was principally due to decreases of 29,627 carloads of metallic ores traffic, 2,650 carloads of agricultural products traffic and 1,816 carloads of intermodal traffic, partially offset by an increase of 7,083 carloads in minerals and stone traffic. All remaining traffic increased by a net 21 carloads.
Income from operations from our Australian Operations for the year ended December 31, 2015 was $54.8 million, compared with $90.4 million for the year ended December 31, 2014. The operating ratio from our Australian Operations for the year ended December 31, 2015 was 77.4%, compared with an operating ratio of 71.1% for the year ended December 31, 2014.
Operating revenues from our U.K./European Operations increased $494.7 million to $515.6 million for the year ended December 31, 2015, compared with $21.0 million for the year ended December 31, 2014. Excluding $495.2 million of revenues from our newly acquired Freightliner U.K./European Operations and a $3.5 million decrease from the impact of foreign currency depreciation, our U.K./European Operations same railroad revenues increased by $2.9 million, or 16.4%. U.K./European Operations traffic consisted of 896,125 carloads for the year ended December 31, 2015, which was entirely related to traffic from our newly acquired Freightliner U.K./European Operations.
Income from operations from our U.K./European Operations for the year ended December 31, 2015 was $31.9 million with an operating ratio of 93.8%. The prior year is not comparable because over 95% of the 2015 revenues and income from operations were generated from the recently acquired Freightliner business.
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

Headquartered in London, England, Freightliner is an international freight rail operator with operations in the U.K., Poland, Germany, the Netherlands and Australia. Freightliner's principal business is located in the U.K., where it is the largest maritime intermodal operator and the second largest freight rail operator, providing service throughout England, Scotland and Wales. In Continental Europe, Freightliner Poland primarily serves aggregates and coal customers in Poland. In addition, Freightliner's ERS subsidiary, based in Rotterdam, provides cross-border intermodal services connecting the northern European ports of Rotterdam, Bremerhaven and Hamburg to key cities in Germany, Poland, Italy and beyond. In Australia, Freightliner currently transports coal and containerized agricultural products for its customers in New South Wales. As of the acquisition date, Freightliner employed approximately 2,500 people worldwide and had a fleet of primarily leased equipment of approximately 250 standard gauge locomotives, including approximately 45 electric locomotives, and 5,500 railcars.
We funded the acquisition with borrowings under the Credit Agreement (see Note 8, Long-Term Debt, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report) and available cash. The foreign exchange rate used to translate the total consideration to United States dollars was $1.49 for one British pound, the exchange rate on March 25, 2015. The calculation of the total consideration for the Freightliner acquisition is presented below (amounts in thousands):

	GBP	USD
Cash consideration	£492,083	$733,006
Deferred consideration	24,200	36,048
Total consideration	£516,283	$769,054
For additional information regarding the acquisition of Freightliner, see Note 3, Changes in Operations, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report.
United States
Pinsly's Arkansas Division: On January 5, 2015, we completed the acquisition of certain subsidiaries of Pinsly that constituted Pinsly Arkansas for $41.3 million in cash. We funded the acquisition with borrowings under our Prior Credit Agreement. The results of operations from Pinsly Arkansas have been included in our consolidated statement of operations since the acquisition date within our North American Operations segment. For additional information regarding Pinsly Arkansas, see Note 3, Changes in Operations, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report.
Rapid City, Pierre & Eastern Railroad, Inc.: On May 30, 2014, our new subsidiary, RCP&E, purchased the assets comprising the western end of Canadian Pacific Railway Limited's (CP) Dakota, Minnesota & Eastern Railroad Corporation (DM&E) rail line for a cash purchase price of $218.6 million, including the purchase of materials and supplies, railcars, equipment and vehicles. RCP&E commenced freight service on the line on June 1, 2014. The results of operations from RCP&E have been included in our consolidated statement of operations since the acquisition date within our North American Operations segment. For additional information regarding RCP&E, see Note 3, Changes in Operations, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report.
Australia
Arrium Limited: Between 2011 and 2014, our subsidiary, Genesee & Wyoming Australia Pty Ltd (GWA), invested a total of A$78.0 million (or $77.7 million at the exchange rates on the dates the spending occurred) to purchase locomotives and railcars, as well as to construct a standard gauge rolling-stock maintenance facility to support iron ore shipments from Arrium's Southern Iron mine and Whyalla-based operations, which include the Middleback Range iron ore mines and the Whyalla steelworks.

Arrium mothballed its Southern Iron mine in April 2015, citing the significant decline in the price of iron ore, while the mines in the Middleback Range continued to operate. During 2015, GWA carried approximately 8,300 carloads of iron ore from the Southern Iron mine and, in total, generated approximately A$83 million in freight and freight-related revenues (or approximately $62 million, at the average exchange rate for the year ended December 31, 2015) under the fixed and variable payment structure that is customary in large contracts in Australia. We expect to receive only the fixed portion of the revenue following the mothballing of the Southern Iron mine and both the fixed and variable portion from the Whyalla-based operations. We could lose some or all of this revenue if Arrium continues to suffer from declines in commodity prices or other economic and financial conditions. In February 2016, Arrium announced a recapitalization plan with GSO Capital Partners LP. The recapitalization plan is subject to a variety of closing conditions, including approval by Arrium’s existing lenders, as well as regulatory and other approvals.
Year Ended December 31, 2015 Compared with Year Ended December 31, 2014
Consolidated Operating Results
Operating Revenues
The following table breaks down our operating revenues and total carloads into new operations and existing operations for the years ended December 31, 2015 and 2014 (dollars in thousands):

	2015			2014	Increase in Total Operations		Increase/(Decrease) in Existing Operations
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%	Currency Impact
Freight revenues	$1,405,114	$345,687	$1,059,427	$1,251,941	$153,173	12.2%	$(192,514)	(15.4)%	$(51,583)
Freight-related revenues	497,516	204,398	293,118	290,787	206,729	71.1%	2,331	0.8%	(16,696)
All-other	97,771	25,269	72,502	96,284	1,487	1.5%	(23,782)	(24.7)%	(3,551)
Total operating revenues	$2,000,401	$575,354	$1,425,047	$1,639,012	$361,389	22.0%	$(213,965)	(13.1)%	$(71,830)
Carloads	2,741,430	955,677	1,785,753	2,007,051	734,379	36.6%	(221,298)	(11.0)%
Operating Expenses
Total operating expenses for the year ended December 31, 2015 increased $398.7 million, or 32.7%, to $1,616.1 million, compared with $1,217.4 million for the year ended December 31, 2014. The increase included $530.0 million from new operations, partially offset by a decrease of $131.3 million from existing operations. When we discuss expenses from existing operations, we are referring to the change in our expenses, period-over-period, associated with operations that we managed in both periods (excluding the impact of acquisitions). The decrease from existing operations was primarily due to a decrease of $54.4 million from the depreciation of foreign currencies relative to the United States dollar and decreases of $54.8 million in diesel fuel used in train operations, $11.4 million in materials, $10.7 million in purchased services, $10.2 million in trackage rights and $9.0 million in equipment rents, partially offset by increases of $13.1 million in depreciation and amortization and $8.2 million in other expenses.

The following table sets forth our total operating expenses for the years ended December 31, 2015 and 2014 (dollars in thousands):

	2015		2014		Increase/(Decrease)	Currency Impact		Increase/ (Decrease) (Constant Currency)
	Amount	% of Operating Revenues	Amount	% of Operating Revenues			2014 Constant Currency
Labor and benefits	$614,967	30.7%	$469,503	28.7%	$145,464	$(18,314)	$451,189	$163,778
Equipment rents	149,825	7.5%	82,730	5.0%	67,095	(2,726)	80,004	69,821
Purchased services	186,905	9.3%	100,108	6.1%	86,797	(7,137)	92,971	93,934
Depreciation and amortization	188,535	9.4%	157,081	9.6%	31,454	(7,239)	149,842	38,693
Diesel fuel used in train operations	132,149	6.6%	149,047	9.1%	(16,898)	(6,614)	142,433	(10,284)
Electricity used in train operations	13,714	0.7%	1,058	0.1%	12,656	(179)	879	12,835
Casualties and insurance	42,494	2.1%	41,552	2.5%	942	(2,475)	39,077	3,417
Materials	95,248	4.9%	78,366	4.8%	16,882	(2,467)	75,899	19,349
Trackage rights	78,140	3.9%	53,783	3.3%	24,357	(4,170)	49,613	28,527
Net gain on sale of assets	(2,291)	(0.1)%	(5,100)	(0.3)%	2,809	277	(4,823)	2,532
Other expenses	116,454	5.8%	89,313	5.4%	27,141	(3,327)	85,986	30,468
Total operating expenses	$1,616,140	80.8%	$1,217,441	74.3%	$398,699	$(54,371)	$1,163,070	$453,070

Income from Operations/Operating Ratio
Income from operations was $384.3 million for the year ended December 31, 2015, compared with $421.6 million for the year ended December 31, 2014. Income from operations for the year ended December 31, 2015 included acquisition-related costs associated with Freightliner of $12.6 million, business development and related costs of $7.0 million and net gain on sale of assets of $2.3 million. Income from operations for the year ended December 31, 2014 included business development and related costs of $5.2 million and net gain on sale of assets of $5.1 million. Our operating ratio was 80.8% for the year ended December 31, 2015, compared with 74.3% for the year ended December 31, 2014. The increase in our operating ratio was primarily driven by lower operating margins from Freightliner, as our U.K./European Operations primarily use leased equipment. Our same railroad operating ratio in the year ended December 31, 2015 was 76.2%, compared with 74.3% for the year ended December 31, 2014.
Interest Expense
Interest expense was $67.1 million for the year ended December 31, 2015, compared with $56.2 million for the year ended December 31, 2014. The increase in interest expense was primarily due to a higher debt balance resulting from the acquisition of Freightliner.
Provision for Income Taxes
Our income tax provision for the year ended December 31, 2015 was $75.9 million, which represented 25.2% of income before income taxes. Our provision for income taxes for the year ended December 31, 2015 included a $27.4 million tax benefit from the United States Short Line Tax Credit, which had previously expired on December 31, 2014 and was extended in December 2015 for fiscal years 2015 and 2016, and a $9.7 million tax benefit associated with a prospective change in U.K. tax rates enacted during the fourth quarter of 2015. Our income tax provision for the year ended December 31, 2014 was $107.1 million, which represented 29.1% of income before income taxes. Our provision for income taxes for the year ended December 31, 2014 included a $27.0 million tax benefit associated with the United States Short Line Tax Credit and a $3.9 million tax benefit as a result of receiving consent from the United States IRS to change a tax accounting method retroactively for companies acquired as a result of the RailAmerica acquisition. For additional information regarding the United States Short Line Tax Credit, see Note 13, Income Taxes, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report.

The United States Short Line Tax Credit is an income tax track maintenance credit for Class II and Class III railroads to reduce their federal income tax based on qualified railroad track maintenance expenditures. Qualified expenditures include amounts incurred for maintaining track, including roadbed, bridges and related track structures owned or leased by a Class II or Class III railroad. The credit is equal to 50% of the qualified expenditures, subject to an annual limitation of $3,500 multiplied by the number of miles of railroad track owned or leased by the Class II or Class III railroad as of the end of its tax year. The United States Short Line Tax Credit was in existence from 2005 through 2014 and was further extended in December 2015 for fiscal years 2015 and 2016.
Net Income and Earnings Per Common Share
Net income for the year ended December 31, 2015 was $225.0 million, compared with $260.8 million for the year ended December 31, 2014. Our basic EPS were $3.97 with 56.7 million weighted average shares outstanding for the year ended December 31, 2015, compared with basic EPS of $4.71 with 55.3 million weighted average shares outstanding for the year ended December 31, 2014. Our diluted EPS for the year ended December 31, 2015 were $3.89 with 57.8 million weighted average shares outstanding, compared with diluted EPS of $4.58 with 57.0 million weighted average shares outstanding for the year ended December 31, 2014. Our results for the years ended December 31, 2015 and 2014 included certain items affecting comparability between the periods as previously presented in the "Overview."
Operating Results by Segment
The following tables set forth our North American Operations, Australian Operations and U.K./European Operations for the years ended December 31, 2015 and 2014 (dollars in thousands):

	2015
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$949,028	$146,850	$309,236	$1,405,114
Freight-related revenues	227,154	87,616	182,746	497,516
All other revenues	65,633	8,486	23,652	97,771
Total operating revenues	$1,241,815	$242,952	$515,634	$2,000,401
Operating expenses:
Labor and benefits	397,911	67,947	149,109	614,967
Equipment rents	65,918	12,298	71,609	149,825
Purchased services	63,986	19,560	103,359	186,905
Depreciation and amortization	141,814	27,425	19,296	188,535
Diesel fuel used in train operations	75,630	21,150	35,369	132,149
Electricity used in train operations	—	—	13,714	13,714
Casualties and insurance	29,574	8,498	4,422	42,494
Materials	57,808	11,408	26,032	95,248
Trackage rights	24,601	13,234	40,305	78,140
Net gain on sale of assets	(2,001)	(48)	(242)	(2,291)
Other expenses	89,088	6,638	20,728	116,454
Total operating expenses	944,329	188,110	483,701	1,616,140
Income from operations	$297,486	$54,842	$31,933	$384,261
Operating ratio	76.0%	77.4%	93.8%	80.8%
Interest expense, net	$39,651	$8,976	$17,965	$66,592
Loss on settlement of foreign currency forward purchase contracts	$16,374	$2,312	$—	$18,686
Provision for/(benefit from) income taxes	$69,552	$12,890	$(6,548)	$75,894
Expenditures for additions to property & equipment, net of grants from outside parties	$266,548	$31,179	$32,035	$329,762
Carloads	1,644,400	200,905	896,125	2,741,430

	2014
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$1,008,236	$243,705	$—	$1,251,941
Freight-related revenues	214,388	55,461	20,938	290,787
All other revenues	82,137	14,104	43	96,284
Total operating revenues	$1,304,761	$313,270	$20,981	$1,639,012
Operating expenses:
Labor and benefits	390,755	71,216	7,532	469,503
Equipment rents	70,150	9,973	2,607	82,730
Purchased services	62,826	34,092	3,190	100,108
Depreciation and amortization	127,421	28,095	1,565	157,081
Diesel fuel used in train operations	120,729	26,346	1,972	149,047
Electricity used in train operations	—	—	1,058	1,058
Casualties and insurance	30,124	10,899	529	41,552
Materials	69,840	7,656	870	78,366
Trackage rights	28,928	22,095	2,760	53,783
Net gain on sale of assets	(4,582)	(432)	(86)	(5,100)
Other expenses	75,376	12,934	1,003	89,313
Total operating expenses	971,567	222,874	23,000	1,217,441
Income/(loss) from operations	$333,194	$90,396	$(2,019)	$421,571
Operating ratio	74.5%	71.1%	109.6%	74.3%
Interest expense, net	$41,732	$12,152	$833	$54,717
Provision for/(benefit from) income taxes	$86,363	$23,443	$(2,699)	$107,107
Expenditures for additions to property & equipment, net of grants from outside parties	$277,725	$24,930	$864	$303,519
Carloads	1,779,157	227,894	—	2,007,051
North American Operations
Operating Revenues
The following table sets forth our North American Operations operating revenues and carloads by new operations and existing operations for the years ended December 31, 2015 and 2014 (dollars in thousands):

					Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations
	2015			2014
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%	Currency Impact
Freight revenues	$949,028	$36,451	$912,577	$1,008,236	$(59,208)	(5.9)%	$(95,659)	(9.5)%	$(10,861)
Freight-related revenues	227,154	5,947	221,207	214,388	12,766	6.0%	6,819	3.2%	(3,994)
All other revenues	65,633	1,613	64,020	82,137	(16,504)	(20.1)%	(18,117)	(22.1)%	(1,196)
Total operating revenues	$1,241,815	$44,011	$1,197,804	$1,304,761	$(62,946)	(4.8)%	$(106,957)	(8.2)%	$(16,051)
Carloads	1,644,400	59,552	1,584,848	1,779,157	(134,757)	(7.6)%	(194,309)	(10.9)%

Freight Revenues
The following table sets forth our North American Operations freight revenues, carloads and average freight revenues per carload for the years ended December 31, 2015 and 2014, assuming the 2015 foreign currency exchange rates were applicable to both periods (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
	2015		2014*		2015		2014
Commodity Group	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	2015	2014*
Agricultural Products	$123,116	13.0%	$120,197	12.1%	216,500	13.2%	210,316	11.8%	$569	$572
Autos & Auto Parts	17,313	1.8%	23,051	2.3%	27,738	1.7%	34,470	1.9%	624	669
Chemicals & Plastics	140,400	14.8%	134,803	13.5%	179,002	10.9%	169,160	9.5%	784	797
Coal & Coke	93,541	9.9%	125,901	12.6%	267,258	16.3%	355,762	20.0%	350	354
Food & Kindred Products	34,899	3.7%	35,412	3.6%	61,145	3.7%	60,741	3.4%	571	583
Intermodal	9	—%	350	—%	107	—%	3,442	0.2%	84	102
Lumber & Forest Products	80,209	8.4%	81,775	8.2%	137,009	8.3%	136,768	7.7%	585	598
Metallic Ores	19,756	2.1%	17,340	1.7%	24,812	1.5%	22,123	1.2%	796	784
Metals	103,898	10.9%	129,239	13.0%	133,915	8.1%	184,264	10.5%	776	701
Minerals & Stone	116,537	12.3%	112,614	11.3%	209,957	12.8%	194,335	10.9%	555	579
Petroleum Products	67,584	7.1%	61,994	6.2%	102,759	6.2%	104,672	5.9%	658	592
Pulp & Paper	113,830	12.0%	115,151	11.6%	176,543	10.7%	174,942	9.8%	645	658
Waste	18,078	1.9%	18,403	1.8%	38,927	2.4%	39,994	2.2%	464	460
Other	19,858	2.1%	21,145	2.1%	68,728	4.2%	88,168	5.0%	289	240
Total	$949,028	100.0%	$997,375	100.0%	1,644,400	100.0%	1,779,157	100.0%	$577	$561
* Amounts adjusted to reflect the impact of 2015 foreign currency exchange rates.
The following table sets forth the changes in our North American Operations freight revenues by commodity group segregated into new operations and existing operations for the year ended December 31, 2015, compared with the year ended December 31, 2014 (dollars in thousands):

			Increase/(Decrease) in Total Operations				Increase/(Decrease) in Existing Operations Constant Currency
	Year Ended December 31,
Commodity Group	2015	2014		New Operations	Currency Impact	2014 Constant Currency
Agricultural Products	$123,116	$121,265	$1,851	$12,600	$(1,068)	$120,197	$(9,681)
Autos & Auto Parts	17,313	23,619	(6,306)	—	(568)	23,051	(5,738)
Chemicals & Plastics	140,400	136,492	3,908	5,236	(1,689)	134,803	361
Coal & Coke	93,541	126,377	(32,836)	24	(476)	125,901	(32,384)
Food & Kindred Products	34,899	35,534	(635)	471	(122)	35,412	(984)
Intermodal	9	390	(381)	—	(40)	350	(341)
Lumber & Forest Products	80,209	82,271	(2,062)	3,971	(496)	81,775	(5,537)
Metallic Ores	19,756	17,795	1,961	44	(455)	17,340	2,372
Metals	103,898	131,161	(27,263)	976	(1,922)	129,239	(26,317)
Minerals & Stone	116,537	112,999	3,538	12,276	(385)	112,614	(8,353)
Petroleum Products	67,584	63,051	4,533	187	(1,057)	61,994	5,403
Pulp & Paper	113,830	117,299	(3,469)	574	(2,148)	115,151	(1,895)
Waste	18,078	18,449	(371)	48	(46)	18,403	(373)
Other	19,858	21,534	(1,676)	44	(389)	21,145	(1,331)
Total freight revenues	$949,028	$1,008,236	$(59,208)	$36,451	$(10,861)	$997,375	$(84,798)

Total traffic from our North American Operations decreased 134,757 carloads, or 7.6%, for the year ended December 31, 2015, compared with the same period in 2014. The decrease consisted of a decrease of 194,309 carloads, or 10.9%, from existing operations, partially offset by 59,552 carloads from new operations. The decrease in traffic from existing operations was principally due to decreases of 88,517 carloads of coal and coke traffic, 52,249 carloads of metals traffic, 19,552 carloads of other commodity traffic, 10,098 carloads of agricultural products traffic, 7,398 carloads of minerals and stone traffic, 6,732 carloads of autos and auto parts traffic, 5,960 carloads of lumber and forest products traffic and 2,325 carloads of petroleum products traffic, partially offset by an increase of 2,549 of metallic ores traffic. All remaining traffic decreased by a net 4,027 carloads.
The following information discusses the significant changes in our North American Operations freight revenues from existing operations by commodity group excluding the impact of foreign currency. Changes in average freight revenues per carload in a commodity group can be impacted by changes in customer rates and fuel surcharges, as well as changes in the mix of customer traffic within a commodity group.
Average freight revenues per carload from our North American Operations increased 2.9% to $577 for the year ended December 31, 2015, compared with the year ended December 31, 2014. Average freight revenues per carload from existing operations increased 2.7% to $576. The increase in average freight revenues per carload from existing operations was impacted by a change in mix, which increased average freight revenues per carload 1.7%, partially offset by lower fuel surcharges, which decreased average freight revenues per carload 4.8%. Excluding these factors, average freight revenues per carload from existing operations increased 5.8%.
Agricultural products revenues decreased $9.7 million, or 8.1%. Agricultural products traffic volume decreased 10,098 carloads, or 4.8%, which decreased revenues by $5.6 million, and average freight revenues per carload decreased 3.5%, which decreased revenues by $4.1 million. The carload decrease was primarily due to decreased shipments in the midwestern and western United States due to weaker grain prices.
Autos and auto parts revenues decreased $5.7 million, or 24.9%. Autos and auto parts traffic volume decreased 6,732 carloads, or 19.5%, which decreased revenues by $4.2 million, and average freight revenues per carload decreased 6.7%, which decreased revenues by $1.5 million. The carload decrease was primarily due to decreased export shipments in the western United States and weather-related delays which impacted car supply in the midwestern United States in early 2015.
Coal and coke revenues decreased $32.4 million, or 25.7%. Coal and coke traffic volume decreased 88,517 carloads, or 24.9%, which decreased revenues by $31.0 million, and average freight revenues per carload decreased 1.1%, which decreased revenues by $1.4 million. The carload decrease was primarily due to decreased demand for steam coal as a result of competition from natural gas power generation.
Lumber and forest products revenues decreased $5.5 million, or 6.8%. Lumber and forest products traffic volume decreased 5,960 carloads, or 4.4%, which decreased revenues by $3.5 million, and average freight revenues per carload decreased 2.5%, which decreased revenues by $2.0 million. The carload decrease was primarily due to decreased shipments to the west coast housing market and decreased shipments in the southern United States.
Metallic ores revenues increased $2.4 million, or 13.7%. Metallic ores traffic volume increased 2,549 carloads, or 11.5%, which increased revenues by $2.0 million, and average freight revenues per carload increased 1.9%, which increased revenues by $0.3 million. The increase in carloads was primarily due to increased copper concentrate shipments in the western United States.
Metals revenues decreased $26.3 million, or 20.4%. Metals traffic volume decreased 52,249 carloads, or 28.4%, which decreased revenues by $40.7 million, while average freight revenues per carload increased 11.3%, which increased revenues by $14.4 million. The carload decrease was driven by weaker shipments of steel and scrap resulting primarily from competition from imported steel. The increase in average freight revenues per carload was primarily driven by a change in the mix of business.
Minerals and stone revenues decreased $8.4 million, or 7.4%. Minerals and stone average freight revenues per carload decreased 3.6%, which decreased revenues by $4.3 million, and traffic volume decreased by 7,398 carloads, or 3.8%, which decreased revenues by $4.1 million. The decrease in carloads was primarily due to decreased shipments of frac sand and proppants in the midwestern and southern United States.

Other commodity group revenues decreased $1.3 million, or 6.3%. Other traffic decreased 19,552 carloads, or 22.2%, which decreased revenues by $5.6 million, while average freight revenues per carload increased 20.4%, which increased revenues by $4.3 million. The change was primarily due to decreased overhead Class I traffic in the central United States.
Petroleum products increased $5.4 million, or 8.7%. Petroleum products average freight revenues per carload increased 11.3%, which increased revenues by $6.9 million, while traffic volume decreased 2,325 carloads, or 2.2%, which decreased revenues by $1.5 million. Average revenues per carload increased primarily due to the change in mix of business, which resulted from a decrease in crude oil shipments in Canada and the western and southern United States and increased shipments of liquid petroleum gas and natural gas liquids in the midwestern and northeastern United States.
Freight revenues from all remaining commodities combined decreased by a net $3.2 million.
Freight-Related Revenues
Excluding a $4.0 million decrease due to the impact from foreign currency depreciation, freight-related revenues from our North American Operations, which includes revenues from railcar switching, track access rights, crewing services, storage and other ancillary revenues related to the movement of freight, increased $16.8 million, or 8.0%, to $227.2 million for the year ended December 31, 2015. The increase in freight-related revenues consisted of $10.8 million from existing operations and $5.9 million from new operations. The increase in freight-related revenues from existing operations was primarily due to an increase in demurrage and storage revenues and an increase in trackage rights revenues due to a new customer contract.
All Other Revenues
Excluding a $1.2 million decrease due to the impact of foreign currency depreciation, all other revenues from our North American Operations, which includes revenues from third-party car and locomotive repairs, property rentals, railroad construction and other ancillary revenues not directly related to the movement of freight, decreased $15.3 million, or 18.9%, to $65.6 million for the year ended December 31, 2015. The decrease in all other revenues consisted of $16.9 million from existing operations, partially offset by $1.6 million from new operations. The decrease in all other revenues from existing operations was primarily due to a decrease in construction revenues as a result of fewer third-party projects in 2015, which resulted from our previously disclosed decision to focus our construction resources on internal projects, and a decrease in rental revenues.
Operating Expenses
Total operating expenses from our North American Operations decreased $27.2 million, or 2.8%, to $944.3 million for the year ended December 31, 2015, compared with $971.6 million for the year ended December 31, 2014. The decrease included $59.1 million from existing operations, partially offset by an increase of $31.9 million from new operations. The decrease from existing operations was primarily due to a $46.5 million decrease in fuel costs and the depreciation of the Canadian dollar relative to the United States dollar, which resulted in a $13.5 million decrease in operating expenses from existing operations.

The following table sets forth operating expenses from our North American Operations for the years ended December 31, 2015 and 2014 (dollars in thousands):

	2015		2014			Currency Impact	2014 Constant Currency	Increase/(Decrease) (Constant Currency)
	Amount	% of Operating Revenues	Amount	% of Operating Revenues	Increase/(Decrease)
Labor and benefits	$397,911	32.0%	$390,755	29.9%	$7,156	$(5,165)	$385,590	$12,321
Equipment rents	65,918	5.3%	70,150	5.4%	(4,232)	(631)	69,519	(3,601)
Purchased services	63,986	5.1%	62,826	4.8%	1,160	(1,153)	61,673	2,313
Depreciation and amortization	141,814	11.4%	127,421	9.8%	14,393	(2,320)	125,101	16,713
Diesel fuel used in train operations	75,630	6.1%	120,729	9.3%	(45,099)	(1,926)	118,803	(43,173)
Casualties and insurance	29,574	2.4%	30,124	2.3%	(550)	(488)	29,636	(62)
Materials	57,808	4.7%	69,840	5.4%	(12,032)	(956)	68,884	(11,076)
Trackage rights	24,601	2.0%	28,928	2.2%	(4,327)	(29)	28,899	(4,298)
Net gain on sale of assets	(2,001)	(0.2)%	(4,582)	(0.4)%	2,581	205	(4,377)	2,376
Other expenses	89,088	7.2%	75,376	5.8%	13,712	(1,035)	74,341	14,747
Total operating expenses	$944,329	76.0%	$971,567	74.5%	$(27,238)	$(13,498)	$958,069	$(13,740)
The following information discusses the significant changes in operating expenses from our North American Operations, excluding a decrease of $13.5 million due to the impact from foreign currency depreciation.
Labor and benefits expense was $397.9 million for the year ended December 31, 2015, compared with $385.6 million for the year ended December 31, 2014, an increase of $12.3 million, or 3.2%. The increase consisted of $11.9 million from new operations and $0.4 million from existing operations. The increase from existing operations was primarily due to annual wage and benefit increases, partially offset by a decrease in the average number of employees.
Equipment rents expense was $65.9 million for the year ended December 31, 2015, compared with $69.5 million for the year ended December 31, 2014, a decrease of $3.6 million, or 5.2%. The decrease consisted of $6.3 million from existing operations, partially offset by $2.7 million from new operations. The decrease from existing operations was primarily the result of the purchase of railcars in the western United States.
Purchased services expense was $64.0 million for the year ended December 31, 2015, compared with $61.7 million for the year ended December 31, 2014, an increase of $2.3 million, or 3.8%. The increase consisted of $3.6 million from new operations, partially offset by a decrease of $1.3 million from existing operations. The decrease from existing operations was primarily due to a reduction in the level of third-party construction projects.
Depreciation and amortization expense was $141.8 million for the year ended December 31, 2015, compared with $125.1 million for the year ended December 31, 2014, an increase of $16.7 million, or 13.4%. The increase consisted of $11.8 million from existing operations and $4.9 million from new operations. The increase from existing operations was primarily attributable to capital expenditures in 2014.
The cost of diesel fuel used in train operations was $75.6 million for the year ended December 31, 2015, compared with $118.8 million for the year ended December 31, 2014, a decrease of $43.2 million, or 36.3%. The decrease consisted of $46.5 million from existing operations, partially offset by $3.4 million from new operations. The decrease from existing operations was primarily attributable to a 36.2% decrease in average fuel cost per gallon.
Materials expense was $57.8 million for the year ended December 31, 2015, compared with $68.9 million for the year ended December 31, 2014, a decrease of $11.1 million, or 16.1%. The decrease consisted of $14.3 million from existing operations, partially offset by $3.3 million from new operations. The decrease from existing operations was primarily attributable to a reduction in the level of car repairs and construction projects in 2015.
Trackage rights expense was $24.6 million for the year ended December 31, 2015, compared with $28.9 million for the year ended December 31, 2014, a decrease of $4.3 million, or 14.9%. The decrease consisted of $4.3 million from existing operations primarily attributable to reduced traffic for a metals customer in the southern United States and reduced coal traffic due to a maintenance outage at a power plant we serve.

Other expenses were $89.1 million for the year ended December 31, 2015, compared with $74.3 million for the year ended December 31, 2014, an increase of $14.7 million, or 19.8%. The increase consisted of $13.1 million from existing operations and $1.6 million from new operations. The increase from existing operations was primarily attributable to an increase in acquisition and integration costs as a result of the Freightliner acquisition.
Income from Operations/Operating Ratio
Income from operations from our North American Operations was $297.5 million for the year ended December 31, 2015, compared with $333.2 million for the year ended December 31, 2014. Income from operations for the year ended December 31, 2015 included $12.6 million of acquisition costs and $2.6 million of integration costs associated with Freightliner, business development related costs of $0.6 million and net gain on sale of assets of $2.0 million. Income from operations for the year ended December 31, 2014 included business development and related costs of $4.9 million and net gain on sale of assets of $4.6 million. The operating ratio was 76.0% for the year ended December 31, 2015, compared with 74.5% for the year ended December 31, 2014.
Australian Operations
Operating Revenues
The following table sets forth our Australian Operations operating revenues and carloads by new operations and existing operations for the years ended December 31, 2015 and 2014 (dollars in thousands):

					Increase/(Decrease) in Total Operations		Decrease in Existing Operations
	2015			2014
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%	Currency Impact
Freight revenues	$146,850	$—	$146,850	$243,705	$(96,855)	(39.7)%	$(96,855)	(39.7)%	$(40,722)
Freight-related revenues	87,616	36,098	51,518	55,461	32,155	58.0%	(3,943)	(7.1)%	(9,252)
All other revenues	8,486	—	8,486	14,104	(5,618)	(39.8)%	(5,618)	(39.8)%	(2,348)
Total operating revenues	$242,952	$36,098	$206,854	$313,270	$(70,318)	(22.4)%	$(106,416)	(34.0)%	$(52,322)
Carloads	200,905	—	200,905	227,894	(26,989)	(11.8)%	(26,989)	(11.8)%

Freight Revenues
The following table sets forth our Australian Operations freight revenues, carloads and average freight revenues per carload for the years ended December 31, 2015 and 2014, assuming the 2015 foreign currency exchange rates were applicable to both periods (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
	2015		2014*		2015		2014
Commodity Group	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	2015	2014*
Agricultural Products	$22,614	15.4%	$26,804	13.2%	51,534	25.6%	54,184	23.8%	$439	$495
Intermodal	71,429	48.6%	76,480	37.6%	61,659	30.7%	63,475	27.9%	1,158	1,205
Metallic Ores	44,204	30.1%	91,076	44.9%	26,915	13.4%	56,542	24.8%	1,642	1,611
Minerals & Stone	7,306	5.0%	7,420	3.7%	60,490	30.1%	53,407	23.4%	121	139
Petroleum Products	1,297	0.9%	1,203	0.6%	307	0.2%	286	0.1%	4,225	4,206
Total	$146,850	100.0%	$202,983	100.0%	200,905	100.0%	227,894	100.0%	$731	$891
* Amounts adjusted to reflect the impact of 2015 foreign currency exchange rates.
The following table sets forth the changes in our Australian Operations freight revenues by commodity group for the year ended December 31, 2015, compared with the year ended December 31, 2014 (dollars in thousands):

			Increase/(Decrease)	Currency Impact	2014 Constant Currency	Increase/(Decrease) Constant Currency
Commodity Group	2015	2014
Agricultural Products	$22,614	$32,003	$(9,389)	$(5,199)	$26,804	$(4,190)
Intermodal	71,429	91,895	(20,466)	(15,415)	76,480	(5,051)
Metallic Ores	44,204	109,439	(65,235)	(18,363)	91,076	(46,872)
Minerals & Stone	7,306	8,921	(1,615)	(1,501)	7,420	(114)
Petroleum Products	1,297	1,447	(150)	(244)	1,203	94
Total freight revenues	$146,850	$243,705	$(96,855)	$(40,722)	$202,983	$(56,133)
Total traffic from our Australian Operations decreased 26,989 carloads, or 11.8%, to 200,905 carloads for the year ended December 31, 2015, compared with the year ended December 31, 2014. The traffic was entirely from existing operations, as Freightliner Australia revenues are all freight-related. The decrease was principally due to decreases of 29,627 carloads of metallic ores traffic, 2,650 carloads of agricultural products traffic and 1,816 carloads of intermodal traffic, partially offset by a 7,104 carload increase primarily due to an increase in minerals and stone traffic.
The following information discusses the significant changes in our Australian Operations freight revenues from existing operations by commodity group excluding the impact of foreign currency. Changes in average freight revenues per carload in a commodity group can be impacted by changes in customer rates and fuel surcharges, as well as changes in the mix of customer traffic within a commodity group.
Average freight revenues per carload from our Australian Operations decreased 18.0% to $731 for the year ended December 31, 2015, compared with the year ended December 31, 2014. The decrease in average freight revenues per carload was impacted by a change in mix, which decreased average freight revenues per carload 15.4%, and lower fuel surcharges, which decreased average freight revenues per carload 2.6%.
Agricultural products revenues decreased $4.2 million, or 15.6%. Agricultural products average freight revenues per carload decreased 11.3%, which decreased revenues by $3.0 million, and traffic volume decreased 2,650 carloads, or 4.9%, which decreased revenues by $1.2 million. The decrease in average freight revenues per carload was primarily attributable to a change in the mix of business.
Intermodal revenues decreased $5.1 million, or 6.6%. Intermodal average freight revenues per carload decreased 3.9%, which decreased revenues by $3.0 million, and traffic volume decreased 1,816 carloads, or 2.9%, which decreased revenues by $2.1 million. The decrease in average freight revenues per carload was primarily due to lower fuel surcharges.

Metallic ores revenues decreased $46.9 million, or 51.5%. Metallic ores traffic decreased 29,627 carloads, or 52.4%, which decreased revenues by $48.7 million, while average freight revenues per carload increased 1.9%, which increased revenues by $1.8 million. The carload decrease was primarily due to decreased iron ore and manganese shipments as a result of multiple customer mine closures.
Freight revenues from all remaining commodities combined decreased by less than $0.1 million.
Freight-Related Revenues
Excluding a $9.3 million decrease due to the impact of foreign currency depreciation, freight-related revenues from our Australian Operations, which includes revenues from railcar switching, track access rights, crewing services, storage and other ancillary revenues related to the movement of freight, increased $41.4 million, or 89.6%, to $87.6 million for the year ended December 31, 2015. The increase in freight-related revenues consisted of $36.1 million from new operations and $5.3 million from existing operations. The increase in freight-related revenues from existing operations was primarily due to $15.1 million of fixed payments received under a customer contract following discontinuation of carload shipments due to a mine closure, partially offset by an $8.1 million decrease in crewing revenue and a $2.0 million decrease in trackage rights.
All Other Revenues
Excluding a $2.3 million decrease due to the impact of foreign currency depreciation, all other revenues from our Australian Operations, which includes revenues from third-party railcar and locomotive repairs, property rentals and other ancillary revenues not directly related to the movement of freight, decreased $3.3 million, or 27.8%, to $8.5 million for the year ended December 31, 2015. The decrease was primarily due to a reduction in third-party construction activities in 2015.
Operating Expenses
Total operating expenses from our Australian Operations for the year ended December 31, 2015 decreased $34.8 million, or 15.6%, to $188.1 million, compared with $222.9 million for the year ended December 31, 2014. The decrease consisted of $69.3 million from existing operations, partially offset by $34.6 million from new operations. The decrease from existing operations was primarily due to a $37.2 million decrease from the depreciation of the Australian dollar relative to the United States dollar.
The following table sets forth operating expenses from our Australian Operations for the years ended December 31, 2015 and 2014 (dollars in thousands):

	2015		2014		Increase/(Decrease)	Currency Impact	2014 Constant Currency	Increase/(Decrease) (Constant Currency)
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$67,947	28.0%	$71,216	22.7%	$(3,269)	$(12,000)	$59,216	$8,731
Equipment rents	12,298	5.1%	9,973	3.1%	2,325	(1,667)	8,306	3,992
Purchased services	19,560	8.0%	34,092	10.9%	(14,532)	(5,442)	28,650	(9,090)
Depreciation and amortization	27,425	11.3%	28,095	9.0%	(670)	(4,661)	23,434	3,991
Diesel fuel used in train operations	21,150	8.7%	26,346	8.4%	(5,196)	(4,362)	21,984	(834)
Casualties and insurance	8,498	3.5%	10,899	3.5%	(2,401)	(1,914)	8,985	(487)
Materials	11,408	4.7%	7,656	2.4%	3,752	(1,364)	6,292	5,116
Trackage rights	13,234	5.4%	22,095	7.1%	(8,861)	(3,693)	18,402	(5,168)
Net gain on sale of assets	(48)	—%	(432)	(0.1)%	384	59	(373)	325
Other expenses	6,638	2.7%	12,934	4.1%	(6,296)	(2,134)	10,800	(4,162)
Total operating expenses	$188,110	77.4%	$222,874	71.1%	$(34,764)	$(37,178)	$185,696	$2,414

The following information discusses the significant changes in operating expenses of our Australian Operations excluding a $37.2 million decrease due to the impact from foreign currency depreciation.
Labor and benefits expense was $67.9 million for the year ended December 31, 2015, compared with $59.2 million for the year ended December 31, 2014, an increase of $8.7 million, or 14.7%. The increase consisted of $12.4 million from new operations, partially offset by a decrease of $3.7 million from existing operations. The decrease from existing operations was primarily due to decreased headcount as a result of changes made to the operating plans in Australia associated with mine closures, partially offset by severance costs and increased headcount due to the insourcing of equipment maintenance activities.
Equipment rents expense was $12.3 million for the year ended December 31, 2015, compared with $8.3 million for the year ended December 31, 2014, an increase of $4.0 million, or 48.1%. The increase consisted of $6.9 million from new operations, partially offset by a decrease of $2.9 million from existing operations. The decrease from existing operations was primarily the result of the purchase of previously leased railcars and the termination of a rail car lease following a customer mine closure.
Purchased services expense was $19.6 million for the year ended December 31, 2015, compared with $28.7 million for the year ended December 31, 2014, a decrease of $9.1 million, or 31.7%. The decrease consisted of $10.1 million from existing operations, partially offset by $1.0 million from new operations. The decrease from existing operations was primarily attributable to the insourcing of equipment maintenance activities.
Depreciation and amortization was $27.4 million for the year ended December 31, 2015, compared with $23.4 million for the year ended December 31, 2014, an increase of $4.0 million, or 17.0%. The increase consisted of $2.8 million from new operations and $1.2 million from existing operations. The increase from existing operations was primarily attributable to capital expenditures in 2014.
The cost of diesel fuel used in train operations was $21.2 million for the year ended December 31, 2015, compared with $22.0 million for the year ended December 31, 2014, a decrease of $0.8 million, or 3.8%. The decrease consisted of $8.0 million from existing operations, partially offset by $7.2 million from new operations. The decrease from existing operations consisted of $6.5 million due to a 29.2% decrease in average fuel cost per gallon and $1.6 million due to a 10.4% decrease in diesel fuel consumption.
Materials expense was $11.4 million for the year ended December 31, 2015, compared with $6.3 million for the year ended December 31, 2014, an increase of $5.1 million, or 81.3%. The increase consisted of $2.8 million from existing operations and $2.3 million from new operations. The increase from existing operations was primarily attributable to the insourcing of equipment maintenance activities.
Trackage rights expense was $13.2 million for the year ended December 31, 2015, compared with $18.4 million for the year ended December 31, 2014, a decrease of $5.2 million, or 28.1%. The decrease consisted of $6.1 million from existing operations, partially offset by $1.0 million from new operations. The decrease from existing operations was primarily attributable to decreased shipments as a result of an iron ore customer mine closure in South Australia that moves over a segment of track owned by a third party.
Other expenses were $6.6 million for the year ended December 31, 2015, compared with $10.8 million for the year ended December 31, 2014, a decrease of $4.2 million, or 38.5%. The decrease consisted of $4.8 million from existing operations, partially offset by $0.6 million from new operations. The decrease from existing operations was primarily attributable to reduced costs associated with third-party track projects in 2015.
Income from Operations/Operating Ratio
Income from operations from our Australian Operations was $54.8 million for the year ended December 31, 2015, compared with $90.4 million for the year ended December 31, 2014. Included in the decrease from income from operations is a $15.1 million net decrease due to the impact from foreign currency depreciation. Income from operations for the year ended December 31, 2015 and 2014 included $2.7 million and $0.3 million, respectively, of business development and related costs. The operating ratio was 77.4% for the year ended December 31, 2015, compared with 71.1% for the year ended December 31, 2014. The higher operating ratio was primarily driven by lower iron ore freight revenues.

U.K./European Operations
Operating Revenues
The following table sets forth our U.K./European Operations operating revenues and carloads by new operations and existing operations for the years ended December 31, 2015 and 2014 (dollars in thousands):

					Increase in Total Operations			Currency Impact
	2015			2014
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%
Freight revenues	$309,236	$309,236	$—	$—	$309,236	NM	(1)	$—
Freight-related revenues	182,746	162,353	20,393	20,938	161,808	NM		(3,450)
All other revenues	23,652	23,652	—	43	23,609	NM		(7)
Total operating revenues	$515,634	$495,241	$20,393	$20,981	$494,653	NM		$(3,457)
Carloads	896,125	896,125	—	—	896,125	NM
(1) Not meaningful
Freight Revenues
The following table sets forth our U.K./European Operations freight revenues, carloads and average freight revenues per carload for the years ended December 31, 2015 and 2014 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
	2015		2014		2015		2014
Commodity Group	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	2015	2014
Agricultural Products	$520	0.2%	$—	—%	610	0.1%	—	—%	$852	$—
Coal & Coke	23,896	7.7%	—	—%	60,873	6.8%	—	—%	393	—
Intermodal	227,526	73.6%	—	—%	692,304	77.2%	—	—%	329	—
Minerals & Stone	52,596	17.0%	—	—%	133,656	14.9%	—	—%	394	—
Other	4,698	1.5%	—	—%	8,682	1.0%	—	—%	541	—
Total	$309,236	100.0%	$—	—%	896,125	100.0%	—	—%	$345	$—
The freight revenues from our U.K./European Operations were comprised entirely of our Freightliner U.K./European Operations for the year ended December 31, 2015. Freight revenues from our U.K./European Operations primarily consisted of intermodal traffic, minerals and stone traffic, which includes construction aggregates, and coal. There were no freight revenues from our U.K./European Operations for 2014, as all of our U.K./European Operations revenues were freight-related in 2014.
Freight-Related Revenues
Freight-related revenues from our U.K./European Operations includes port switching as well as traction service (or hook and pull service that requires us to provide locomotives and drivers to move a customer's train between specified origin and destination points). Freight-related revenues from our U.K./European Operations also include infrastructure services, where we operate work trains for the track infrastructure owner, drayage and other ancillary revenues related to the movement of freight. With the exception of infrastructure services, which are primarily in the U.K., freight-related revenues from our U.K./European Operations are primarily associated with the Continental European intermodal business.
Excluding a $3.5 million decrease due to the impact of foreign currency depreciation, freight-related revenues from our U.K./European Operations increased $165.3 million to $182.7 million for the year ended December 31, 2015, primarily due to our new Freightliner operations.

All Other Revenues
All other revenues from our U.K./European Operations, which includes revenues from third-party railcar and locomotive repairs, property rentals and other ancillary revenues not directly related to the movement of freight, consisted of $23.7 million for the year ended December 31, 2015, as a result of our new Freightliner operations.
Operating Expenses
Total operating expenses from our U.K./European Operations were $483.7 million for the year ended December 31, 2015, compared with $23.0 million for the year ended December 31, 2014, an increase of $460.7 million. The increase included $463.6 million from new operations, partially offset by a decrease of $2.9 million from existing operations. The overall net decrease from existing operations was primarily due to the depreciation of the Euro relative to the United States dollar.
The following table sets forth operating expenses from our U.K./European Operations for the years ended December 31, 2015 and 2014 (dollars in thousands):

	2015		2014		Increase/(Decrease)	Currency Impact	2014 Constant Currency	Increase/(Decrease) Constant Currency
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$149,109	28.9%	$7,532	35.9%	$141,577	$(1,149)	$6,383	$142,726
Equipment rents	71,609	13.9%	2,607	12.4%	69,002	(428)	2,179	69,430
Purchased services	103,359	20.0%	3,190	15.2%	100,169	(542)	2,648	100,711
Depreciation and amortization	19,296	3.7%	1,565	7.5%	17,731	(258)	1,307	17,989
Diesel fuel used in train operations	35,369	6.9%	1,972	9.4%	33,397	(326)	1,646	33,723
Electricity used in train operations	13,714	2.7%	1,058	5.0%	12,656	(179)	879	12,835
Casualties and insurance	4,422	0.9%	529	2.5%	3,893	(73)	456	3,966
Materials	26,032	5.0%	870	4.1%	25,162	(147)	723	25,309
Trackage rights	40,305	7.8%	2,760	13.2%	37,545	(448)	2,312	37,993
Net gain on sale of assets	(242)	—%	(86)	(0.4)%	(156)	13	(73)	(169)
Other expenses	20,728	4.0%	1,003	4.8%	19,725	(158)	845	19,883
Total operating expenses	$483,701	93.8%	$23,000	109.6%	$460,701	$(3,695)	$19,305	$464,396
Equipment rents expense consists primarily of costs associated with Freightliner's predominately leased locomotive and railcar fleet.
Purchased services expense consists primarily of costs associated with the use of contract drivers and outsourced traction service in Europe, as well as port and terminal handling expenses in the U.K.
Electricity used in train operations represents the cost of powering the electric locomotive fleet in the U.K. and Continental Europe.
Trackage rights expense represents payments made to track owners under open access regimes.
Income/(Loss) from Operations/Operating Ratio
Income from operations from our U.K./European Operations was $31.9 million for the year ended December 31, 2015, compared with a $2.0 million loss from operations for the year ended December 31, 2014. The loss for the year ended December 31, 2014 included costs associated with the start-up of a significant new long-term customer contract that commenced in early 2014 to provide shuttle service between Rotterdam and the German border. The operating ratio was 93.8% for the year ended December 31, 2015. The prior year is not comparable because over 95% of the revenue and income from operations was generated from the recently acquired Freightliner business. Our U.K./European Operations operate in an open access environment using primarily leased equipment.

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013
Consolidated Operating Results
Operating Revenues
The following table sets forth our operating revenues by new operations and existing operations for the years ended December 31, 2014 and 2013 (dollars in thousands):

	2014			2013	Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%	Currency Impact
Freight revenues	$1,251,941	$40,328	$1,211,613	$1,177,364	$74,577	6.3%	$34,249	2.9%	$(22,410)
Freight-related revenues	290,787	3,766	287,021	287,811	2,976	1.0%	(790)	(0.3)%	(5,984)
All-other revenues	96,284	1,046	95,238	103,468	(7,184)	(6.9)%	(8,230)	(8.0)%	(999)
Total operating revenues	$1,639,012	$45,140	$1,593,872	$1,568,643	$70,369	4.5%	$25,229	1.6%	$(29,393)
Carloads	2,007,051	36,894	1,970,157	1,886,012	121,039	6.4%	84,145	4.5%
Operating Expenses
Total operating expenses for the year ended December 31, 2014 increased $29.0 million, or 2.4%, to $1,217.4 million, compared with $1,188.5 million for the year ended December 31, 2013. The increase consisted of $35.6 million from new operations, partially offset by a decrease of $6.6 million from existing operations. The decrease from existing operations was primarily due to a $21.6 million decrease from the depreciation of foreign currencies relative to the United States dollar and decreases of $23.1 million in purchased services, $10.8 million in other expenses, $1.6 million in materials and $1.0 million in diesel fuel used in train operations, partially offset by increases of $27.5 million in labor and benefits, $14.0 million in depreciation and amortization, $4.1 million in trackage rights and $3.4 million in casualties and insurance.
The following table sets forth operating expenses for the year ended December 31, 2014 and 2013 (dollars in thousands):

	2014		2013			Currency Impact	2013 Constant Currency	Increase/(Decrease) (Constant Currency)
	Amount	% of Operating Revenues	Amount	% of Operating Revenues	Increase/(Decrease)
Labor and benefits	$469,503	28.7%	$439,117	28.0%	30,386	$(6,934)	$432,183	$37,320
Equipment rents	82,730	5.0%	77,595	4.9%	5,135	(1,023)	76,572	6,158
Purchased services	100,108	6.1%	123,822	7.9%	(23,714)	(3,820)	120,002	(19,894)
Depreciation and amortization	157,081	9.6%	141,644	9.1%	15,437	(2,856)	138,788	18,293
Diesel fuel used in train operations	149,047	9.1%	147,172	9.4%	1,875	(3,097)	144,075	4,972
Electricity used in train operations	1,058	0.1%	66	—%	992	2	68	990
Casualties and insurance	41,552	2.5%	38,564	2.5%	2,988	(891)	37,673	3,879
Materials	78,366	4.8%	77,204	4.9%	1,162	(628)	76,576	1,790
Trackage rights	53,783	3.3%	50,911	3.2%	2,872	(1,292)	49,619	4,164
Net gain on sale of assets	(5,100)	(0.3)%	(4,677)	(0.3)%	(423)	133	(4,544)	(556)
Other expenses	89,313	5.4%	97,037	6.2%	(7,724)	(1,151)	95,886	(6,573)
Total operating expenses	$1,217,441	74.3%	$1,188,455	75.8%	28,986	$(21,557)	$1,166,898	$50,543
Income from Operations/Operating Ratio
Income from operations was $421.6 million for the year ended December 31, 2014, compared with $380.2 million for the year ended December 31, 2013. Income from operations for the year ended December 31, 2014 included business development and related costs of $5.2 million and net gain on sale of assets of $5.1 million. Income from operations for the year ended December 31, 2013 included $17.0 million of RailAmerica integration and acquisition-related costs and $1.6 million of business development and related costs, partially offset by net gain on sale of assets of $4.7 million.

Our operating ratio was 74.3% for the year ended December 31, 2014 compared with 75.8% for the year ended December 31, 2013. While changes in foreign currency exchange rates can have a material impact on our operating revenues and operating expenses, the impact of these foreign currency translation effects should not have a material impact on our operating ratio.
Interest Income
Interest income was $1.4 million for the year ended December 31, 2014, compared with $4.0 million for the year ended December 31, 2013. The decrease in interest income was primarily related to the repayment and termination of our cross-currency swap agreements, see Note 9, Derivative Financial Instruments, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report, for further details on the repayment and termination of our cross-currency swap agreement.
Interest Expense
Interest expense was $56.2 million for the year ended December 31, 2014, compared with $67.9 million for the year ended December 31, 2013. The decrease in interest expense was primarily due to lower borrowing costs consistent with our reduced leverage, the expiration of various interest rate swap agreements, the termination of our cross-currency swap agreements and reduced amortization of deferred financing fees resulting primarily from the refinancing of our credit agreement in May 2014. Interest expense for the year ended December 31, 2014 included the write-off of deferred financing fees of $4.6 million associated with the refinancing of our credit agreement.
Provision for Income Taxes
Our income tax provision for the year ended December 31, 2014 was $107.1 million, which represented 29.1% of income before income taxes. Our provision for income taxes for the year ended December 31, 2014 included a $3.9 million tax benefit as a result of receiving consent from the United States IRS to change a tax accounting method retroactively for companies acquired as a result of the RailAmerica acquisition.
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
Net Income and Earnings Per Common Share
Net income for the year ended December 31, 2014 was $260.8 million, compared with net income of $271.3 million for the year ended December 31, 2013. Our basic EPS were $4.71 with 55.3 million weighted average shares outstanding for the year ended December 31, 2014, compared with basic EPS of $5.00 with 53.8 million weighted average shares outstanding for the year ended December 31, 2013. Our diluted EPS for the year ended December 31, 2014 were $4.58 with 57.0 million weighted average shares outstanding, compared with diluted EPS for the year ended December 31, 2013 of $4.79 with 56.7 million weighted average shares outstanding. On February 13, 2013, we converted all of our outstanding Series A-1 Preferred Stock into 5,984,232 shares of our Class A Common Stock. The conversion resulted in an increase in our weighted average basic shares outstanding of 5,984,232 and 5,262,845 for the years ended December 31, 2014 and 2013, respectively.

Operating Results by Segment
The following tables set forth our North American Operations, Australian Operations and U.K./European Operations for the years ended December 31, 2014 and 2013 (dollars in thousands):

	2014
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$1,008,236	$243,705	$—	$1,251,941
Freight-related revenues	214,388	55,461	20,938	290,787
All other revenues	82,137	14,104	43	96,284
Total operating revenues	$1,304,761	$313,270	$20,981	$1,639,012
Operating expenses:
Labor and benefits	390,755	71,216	7,532	469,503
Equipment rents	70,150	9,973	2,607	82,730
Purchased services	62,826	34,092	3,190	100,108
Depreciation and amortization	127,421	28,095	1,565	157,081
Diesel fuel used in train operations	120,729	26,346	1,972	149,047
Electricity used in train operations	—	—	1,058	1,058
Casualties and insurance	30,124	10,899	529	41,552
Materials	69,840	7,656	870	78,366
Trackage rights	28,928	22,095	2,760	53,783
Net gain on sale of assets	(4,582)	(432)	(86)	(5,100)
Other expenses	75,376	12,934	1,003	89,313
Total operating expenses	971,567	222,874	23,000	1,217,441
Income/(loss) from operations	$333,194	$90,396	$(2,019)	$421,571
Operating ratio	74.5%	71.1%	109.6%	74.3%
Interest expense, net	$41,732	$12,152	$833	$54,717
Provision for/(benefit from) income taxes	$86,363	$23,443	$(2,699)	$107,107
Expenditures for additions to property & equipment, net of grants from outside parties	$277,725	$24,930	$864	$303,519
Carloads	1,779,157	227,894	—	2,007,051

	2013
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$917,971	$259,393	$—	$1,177,364
Freight-related revenues	215,302	57,834	14,675	287,811
All other revenues	95,899	7,569	—	103,468
Total operating revenues	$1,229,172	$324,796	$14,675	$1,568,643
Operating expenses:
Labor and benefits	367,073	66,377	5,667	439,117
Equipment rents	66,055	10,299	1,241	77,595
Purchased services	67,900	52,218	3,704	123,822
Depreciation and amortization	113,155	27,102	1,387	141,644
Diesel fuel used in train operations	114,770	30,968	1,434	147,172
Electricity used in train operations	—	—	66	66
Casualties and insurance	28,208	10,379	(23)	38,564
Materials	73,993	2,730	481	77,204
Trackage rights	28,415	21,316	1,180	50,911
Net gain on sale of assets	(4,309)	(186)	(182)	(4,677)
Other expenses	87,748	8,577	712	97,037
Total operating expenses	943,008	229,780	15,667	1,188,455
Income/(loss) from operations	$286,164	$95,016	$(992)	$380,188
Operating ratio	76.7%	70.7%	106.8%	75.8%
Interest expense, net	$48,483	$14,814	$626	$63,923
Provision for/(benefit from) income taxes	$24,446	$22,258	$(408)	$46,296
Expenditures for additions to property & equipment, net of grants from outside parties	$163,157	$51,860	$388	$215,405
Carloads	1,649,914	236,098	—	1,886,012
North American Operations
Operating Revenues
The following table sets forth our North American Operations operating revenues and carloads by new operations and existing operations for the years ended December 31, 2014 and 2013 (dollars in thousands):

					Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations
	2014			2013
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%	Currency Impact
Freight revenues	$1,008,236	$40,328	$967,908	$917,971	$90,265	9.8%	$49,937	5.4%	$(5,973)
Freight-related revenues	214,388	3,766	210,622	215,302	(914)	(0.4)%	(4,680)	(2.2)%	(2,272)
All other revenues	82,137	1,046	81,091	95,899	(13,762)	(14.4)%	(14,808)	(15.4)%	(543)
Total operating revenues	$1,304,761	$45,140	$1,259,621	$1,229,172	$75,589	6.1%	$30,449	2.5%	$(8,788)
Carloads	1,779,157	36,894	1,742,263	1,649,914	129,243	7.8%	92,349	5.6%

Freight Revenues
The following table sets forth our North American Operations freight revenues, carloads and average freight revenues per carload for the years ended December 31, 2014 and 2013, assuming the 2014 foreign currency exchange rates were applicable to both periods (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
	2014		2013*		2014		2013
Commodity Group	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	2014	2013*
Agricultural Products	$121,265	12.0%	$89,774	9.8%	210,316	11.8%	179,083	10.9%	$577	$501
Autos & Auto Parts	23,619	2.4%	25,964	2.9%	34,470	1.9%	36,510	2.2%	685	711
Chemicals & Plastics	136,492	13.6%	127,982	14.0%	169,160	9.5%	163,123	9.9%	807	785
Coal & Coke	126,377	12.5%	110,605	12.1%	355,762	20.0%	323,500	19.6%	355	342
Food & Kindred Products	35,534	3.5%	31,890	3.5%	60,741	3.4%	55,084	3.3%	585	579
Intermodal	390	—%	848	0.1%	3,442	0.2%	8,518	0.5%	113	100
Lumber & Forest Products	82,271	8.2%	78,710	8.6%	136,768	7.7%	133,649	8.1%	602	589
Metallic Ores	17,795	1.8%	16,358	1.8%	22,123	1.2%	20,231	1.2%	804	809
Metals	131,161	13.0%	126,821	13.9%	184,264	10.4%	175,636	10.7%	712	722
Minerals & Stone	112,999	11.2%	86,446	9.5%	194,335	10.9%	162,401	9.8%	581	532
Petroleum Products	63,051	6.3%	62,851	6.9%	104,672	5.9%	108,605	6.6%	602	579
Pulp & Paper	117,299	11.6%	111,460	12.2%	174,942	9.8%	169,708	10.3%	671	657
Waste	18,449	1.8%	22,729	2.5%	39,994	2.3%	43,166	2.6%	461	527
Other	21,534	2.1%	19,560	2.2%	88,168	5.0%	70,700	4.3%	244	277
Total	$1,008,236	100.0%	$911,998	100.0%	1,779,157	100.0%	1,649,914	100.0%	$567	$553
* Amounts adjusted to reflect the impact of 2014 foreign currency exchange rates.

The following table sets forth the changes in our North American Operations freight revenues by commodity group segregated into new operations and existing operations for the year ended December 31, 2014, compared with the year ended December 31, 2013 (dollars in thousands):

	Year Ended December 31,		Increase/(Decrease) in Total Operations	New Operations	Currency Impact	2013 Constant Currency	Increase/(Decrease) in Existing Operations Constant Currency
Commodity Group	2014	2013
Agricultural Products	$121,265	$90,272	$30,993	$19,115	$(498)	$89,774	$12,376
Autos & Auto Parts	23,619	26,415	(2,796)	—	(451)	25,964	(2,345)
Chemicals & Plastics	136,492	128,935	7,557	3,146	(953)	127,982	5,364
Coal & Coke	126,377	110,836	15,541	24	(231)	110,605	15,748
Food & Kindred Products	35,534	31,982	3,552	788	(92)	31,890	2,856
Intermodal	390	871	(481)	—	(23)	848	(458)
Lumber & Forest Products	82,271	79,035	3,236	172	(325)	78,710	3,389
Metallic Ores	17,795	16,602	1,193	—	(244)	16,358	1,437
Metals	131,161	127,769	3,392	397	(948)	126,821	3,943
Minerals & Stone	112,999	86,627	26,372	16,640	(181)	86,446	9,913
Petroleum Products	63,051	63,493	(442)	11	(642)	62,851	189
Pulp & Paper	117,299	112,663	4,636	—	(1,203)	111,460	5,839
Waste	18,449	22,750	(4,301)	—	(21)	22,729	(4,280)
Other	21,534	19,721	1,813	35	(161)	19,560	1,939
Total freight revenues	$1,008,236	$917,971	$90,265	$40,328	$(5,973)	$911,998	$55,910
Total traffic from our North American Operations increased 129,243 carloads, or 7.8%, for the year ended December 31, 2014, compared with the year ended December 31, 2013. The increase consisted of 92,349 carloads, or 5.6%, from existing operations and 36,894 carloads from new operations. The increase in traffic from existing operations was principally due to increases of 32,248 carloads of coal and coke traffic, 22,863 carloads of minerals and stone traffic, 17,397 carloads of other commodity traffic, 9,559 carloads of agricultural products traffic, 8,253 carloads of metals traffic, 5,234 carloads of pulp and paper traffic and 4,804 carloads of food and kindred products traffic.
The following information discusses the significant changes in our North American Operations freight revenues from existing operations by commodity group excluding the impact of foreign currency. Changes in average freight revenues per carload in a commodity group can be impacted by changes in customer rates, fuel surcharges as well as changes in the mix of customer traffic within a commodity group.
Average freight revenues per carload from our North American Operations increased 2.5% to $567 for the year ended December 31, 2014, compared with the year ended December 31, 2013.
Agricultural products revenues increased $12.4 million, or 13.8%. Average freight revenues per carload increased 8.2%, which increased revenues by $7.2 million, and traffic volume increased 9,559 carloads, or 5.3%, which increased revenues by $5.2 million. The increase in carloads was primarily due to increased shipments in the midwestern and western United States.

Autos and auto parts revenues decreased $2.3 million, or 9.0%. Autos and auto parts traffic volume decreased 2,040 carloads, or 5.6%, which decreased revenues by $1.4 million, and average freight revenues per carload decreased 3.7%, which decreased revenues by $0.9 million. The decrease in carloads was primarily due to reduced railcar supply in the midwestern United States and Canada.
Chemicals and plastics revenues increased $5.4 million, or 4.2%. Chemicals and plastics average freight revenues per carload increased 3.3%, which increased revenues by $4.3 million, and traffic volume increased 1,352 carloads, which increased revenues by $1.1 million. The increase in carloads was primarily due to increased chemical shipments to a mine in the western United States.
Coal and coke revenues increased $15.7 million, or 14.2%. Coal and coke traffic volume increased 32,248 carloads, or 10.0%, which increased revenues by $11.5 million and average freight revenues per carload increased 3.8%, which increased revenues by $4.3 million. The increase in carloads was primarily due to increased demand for steam coal in the midwestern United States, partially offset by decreased coal shipments in the western United States.
Food and kindred products revenues increased $2.9 million, or 9.0%. Food and kindred products traffic volume increased 4,804 carloads, or 8.7%, which increased revenues $2.8 million. The increase in carloads was primarily due to increased shipments in the western and midwestern United States.
Lumber and forest products revenues increased $3.4 million, or 4.3%. Lumber and forest products traffic volume increased 2,974 carloads, or 2.2%, which increased revenues by $1.8 million, and average freight revenues per carload increased 2.0%, which increased revenues by $1.6 million. The carload increase was primarily due to increased shipments of wood pellets, wood chips and finished lumber in the southern United States, partially offset by decreased shipments in Canada.
Metallic ores revenues increased $1.4 million, or 8.8%. Metallic ores traffic volume increased 1,892 carloads, or 9.4%, which increased revenues by $1.5 million. The increase in carloads was primarily due to increased shipments of copper concentrate in the western United States.
Metals revenues increased $3.9 million, or 3.1%. Metals traffic volume increased 8,253 carloads, or 4.7%, which increased revenues by $5.8 million, while average freight revenues per carload decreased 1.5%, which decreased revenues by $1.9 million. The increase in carloads was primarily due to increased shipments of steel in the midwestern and southern United States.
Minerals and stone revenues increased $9.9 million, or 11.5%. Minerals and stone traffic volume increased 22,863 carloads, or 14.1%, which increased revenues by $11.9 million, while average freight revenues per carload decreased 2.3%, which decreased revenues by $2.0 million. The increase in carloads was primarily due to increased shipments of rock salt, frac sand, cement, construction aggregates and industrial minerals in North America.
Pulp and paper revenues increased $5.8 million, or 5.2%. Pulp and paper traffic volume increased 5,234 carloads, or 3.1%, which increased revenues by $3.5 million, and average freight revenues per carload increased 2.1%, which increased revenues by $2.3 million. The increase in carloads was primarily due to increased shipments of container board in the United States, partially offset by decreased shipments of finished paper and wood pulp in Canada.
Waste revenues decreased $4.3 million, or 18.8%. Waste revenues average freight revenues per carload decreased 12.5%, which decreased revenues by $2.8 million, and traffic volume decreased 3,172 carloads, or 7.3%, which decreased revenues by $1.5 million. The decrease in carloads was primarily due to the closure of a waste facility in the midwestern United States.
Other revenues increased $1.9 million, or 9.9%. Other revenues traffic volume increased 17,397, or 24.6%, which increased revenues by $4.3 million, while average freight revenues per carload decreased 11.9%, which decreased revenues by $2.3 million. The increase in carloads was primarily due to increased overhead Class I traffic in the central United States.
Freight revenues from all remaining commodities combined decreased by a net $0.3 million.

Freight-Related Revenues
Excluding a $2.3 million decrease due to the impact of foreign currency depreciation, freight-related revenues from our North American Operations, which includes revenues from railcar switching, track access rights, crewing services, storage and other ancillary revenues related to the movement of freight, increased $1.4 million, or 0.6%, to $214.4 million for the year ended December 31, 2014. The increase in freight-related revenues consisted of $3.8 million from new operations, partially offset by a decrease of $2.4 million from existing operations.
All Other Revenues
Excluding a $0.5 million decrease due to the depreciation of foreign currency, all other revenues from our North American Operations, which includes revenues from third-party car and locomotive repairs, property rentals, railroad construction and other ancillary revenues not directly related to the movement of freight, decreased $13.2 million, or 13.9%, to $82.1 million in the year ended December 31, 2014. The decrease in all other revenues consisted of $14.3 million from existing operations, partially offset by $1.0 million from new operations. The decrease in all other revenues from existing operations was primarily due to a decrease in construction revenues as a result of fewer third-party projects in 2014, which resulted from our previously disclosed decision to focus our construction resources on internal projects.
Operating Expenses
Total operating expenses from our North American Operations for the year ended December 31, 2014 increased $28.6 million, or 3.0%, to $971.6 million, compared with $943.0 million for the year ended December 31, 2013. The increase included $35.6 million from new operations, partially offset by a decrease of $7.0 million from existing operations. The decrease from existing operations was primarily due to the depreciation of the Canadian dollar relative to the United States dollar.
The following table sets forth operating expenses from our North American Operations for the years ended December 31, 2014 and 2013 (dollars in thousands):

	2014		2013		Increase/(Decrease)	Currency Impact	2013 Constant Currency	Increase/(Decrease) (Constant Currency)
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$390,755	29.9%	$367,073	29.9%	23,682	$(2,588)	$364,485	$26,270
Equipment rents	70,150	5.4%	66,055	5.4%	4,095	(348)	65,707	4,443
Purchased services	62,826	4.8%	67,900	5.5%	(5,074)	(506)	67,394	(4,568)
Depreciation and amortization	127,421	9.8%	113,155	9.2%	14,266	(1,070)	112,085	15,336
Diesel fuel used in train operations	120,729	9.3%	114,770	9.4%	5,959	(1,120)	113,650	7,079
Casualties and insurance	30,124	2.3%	28,208	2.3%	1,916	(172)	28,036	2,088
Materials	69,840	5.4%	73,993	6.0%	(4,153)	(450)	73,543	(3,703)
Trackage rights	28,928	2.2%	28,415	2.3%	513	(20)	28,395	533
Net gain on sale of assets	(4,582)	(0.4)%	(4,309)	(0.4)%	(273)	84	(4,225)	(357)
Other expenses	75,376	5.8%	87,748	7.1%	(12,372)	(569)	87,179	(11,803)
Total operating expenses	$971,567	74.5%	$943,008	76.7%	28,559	$(6,759)	$936,249	$35,318
The following information discusses the significant changes in operating expenses of our North American Operations excluding a decrease of $6.8 million due to the impact from foreign currency depreciation.
Labor and benefits expense was $390.8 million for the year ended December 31, 2014, compared with $364.5 million for the year ended December 31, 2013, an increase of $26.3 million, or 7.2%. The increase consisted of $16.5 million from existing operations and $9.8 million from new operations. The increase from existing operations was primarily due to an increase in the average number of employees. Our average number of employees increased for our existing operations primarily as a result of insourcing equipment maintenance activities in the midwestern United States and an increase in transportation employees as a result of higher traffic levels.

Equipment rents expense was $70.2 million for the year ended December 31, 2014, compared with $65.7 million for the year ended December 31, 2013, an increase of $4.4 million, or 6.8%. The increase was primarily from new operations.
Purchased services expense was $62.8 million for the year ended December 31, 2014, compared with $67.4 million for the year ended December 31, 2013, a decrease of $4.6 million, or 6.8%. The decrease consisted of $7.7 million from existing operations, partially offset by $3.2 million from new operations. The decrease from existing operations was primarily due to a reduction in the level of third-party construction projects.
Depreciation and amortization expense was $127.4 million for the year ended December 31, 2014, compared with $112.1 million for the year ended December 31, 2013, an increase of $15.3 million, or 13.7%. The increase consisted of $11.1 million from existing operations and $4.3 million from new operations. The increase from existing operations was primarily attributable to capital expenditures in 2013.
The cost of diesel fuel used in train operations was $120.7 million for the year ended December 31, 2014, compared with $113.7 million for the year ended December 31, 2013, an increase of $7.1 million, or 6.2%. The increase consisted of $6.0 million from new operations and $1.1 million from existing operations. The increase from existing operations consisted of $6.2 million due to a 5.7% increase in diesel fuel consumption, partially offset by $5.1 million due to a 4.4% decrease in average fuel cost per gallon.
Casualties and insurance expense was $30.1 million for the year ended December 31, 2014, compared with $28.0 million for the year ended December 31, 2013, an increase of $2.1 million, or 7.4%. The increase consisted of $1.6 million from existing operations and $0.5 million from new operations.
Materials expense was $69.8 million for the year ended December 31, 2014, compared with $73.5 million for the year ended December 31, 2013, a decrease of $3.7 million, or 5.0%. The decrease consisted of $7.1 million from existing operations, partially offset by $3.4 million from new operations. The decrease from existing operations was primarily due to a reduction in the level of construction projects in 2014.
Trackage rights expense was $28.9 million for the year ended December 31, 2014, compared with $28.4 million for the year ended December 31, 2013, a decrease of $0.5 million, or 1.9%. The decrease was primarily attributable to existing operations.
Other expenses were $75.4 million for the year ended December 31, 2014, compared with $87.2 million for the year ended December 31, 2013, a decrease of $11.8 million, or 13.5%. The decrease consisted of $16.0 million from existing operations, partially offset by $4.2 million from new operations. The decrease from existing operations was primarily attributable to RailAmerica integration costs incurred in 2013.
Income from Operations/Operating Ratio
Income from operations from our North American Operations was $333.2 million for the year ended December 31, 2014, compared with $286.2 million for the year ended December 31, 2013. Income from operations for the year ended December 31, 2014 included business development and related costs of $4.9 million, partially offset by a $4.6 million net gain on sale of assets. Income from operations for the year ended December 31, 2013 included $17.0 million of RailAmerica integration and acquisition-related costs and $1.4 million of business development and related costs, partially offset by net gain on sale of assets of $4.3 million. The operating ratio was 74.5% for the year ended December 31, 2014, compared with 76.7% for the year ended December 31, 2013.

Australian Operations
Operating Revenues
The following table sets forth our Australian Operations operating revenues for the years ended December 31, 2014 and 2013 (dollars in thousands):

			Increase/(Decrease)
	2014	2013	Amount	%	Currency Impact
Freight revenues	$243,705	$259,393	$(15,688)	(6.0)%	$(16,437)
Freight-related revenues	55,461	57,834	(2,373)	(4.1)%	(3,692)
All other revenues	14,104	7,569	6,535	86.3%	(456)
Total operating revenues	$313,270	$324,796	$(11,526)	(3.5)%	$(20,585)
Carloads	227,894	236,098	(8,204)	(3.5)%
Freight Revenues
The following table sets forth our Australian Operations freight revenues, carloads and average freight revenues per carload for the years ended December 31, 2014 and 2013, assuming the 2014 foreign currency exchange rates were applicable to both periods (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
	Year Ended December 31,				Year Ended December 31,				Year Ended December 31,
	2014		2013*		2014		2013
Commodity Group	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	2014	2013*
Agricultural Products	$32,003	13.1%	$37,592	15.5%	54,184	23.8%	61,757	26.2%	$591	$609
Intermodal	91,895	37.7%	91,737	37.7%	63,475	27.9%	65,148	27.6%	1,448	1,408
Metallic Ores	109,439	44.9%	102,587	42.2%	56,542	24.8%	52,135	22.1%	1,936	1,968
Minerals & Stone	8,921	3.7%	9,430	3.9%	53,407	23.4%	56,762	24.0%	167	166
Petroleum Products	1,447	0.6%	1,610	0.7%	286	0.1%	296	0.1%	5,059	5,439
Total	$243,705	100.0%	$242,956	100.0%	227,894	100.0%	236,098	100.0%	$1,069	$1,029
*Amounts adjusted to reflect the impact of 2014 foreign currency exchange rates.
The following table sets forth the changes in our Australian Operations freight revenues by commodity group for the year ended December 31, 2014, compared with the year ended December 31, 2013 (dollars in thousands):

	Year Ended December 31,
Commodity Group	2014	2013	Increase/(Decrease)	Currency Impact	2013 Constant Currency	Increase/(Decrease) Constant Currency
Agricultural Products	$32,003	$40,305	$(8,302)	$(2,713)	$37,592	$(5,589)
Intermodal	91,895	97,888	(5,993)	(6,151)	91,737	158
Metallic Ores	109,439	109,326	113	(6,739)	102,587	6,852
Minerals & Stone	8,921	10,144	(1,223)	(714)	9,430	(509)
Petroleum Products	1,447	1,730	(283)	(120)	1,610	(163)
Total freight revenues	$243,705	$259,393	$(15,688)	$(16,437)	$242,956	$749
Total traffic from our Australian Operations decreased 8,204 carloads, or 3.5%, for the year ended December 31, 2014, compared with the year ended December 31, 2013. The traffic was entirely from existing operations. The decrease was principally due to decreases of 7,573 carloads of agricultural products traffic, 3,355 carloads of minerals and stone traffic and 1,673 carloads of intermodal traffic, partially offset by a 4,407 carload increase in metallic ores traffic.

The following information discusses the significant changes in our Australian Operations freight revenues by commodity group excluding the impact of foreign currency. Changes in average freight revenues per carload in a commodity group can be impacted by changes in customer rates and fuel surcharges, as well as changes in the mix of customer traffic within a commodity group.
Average freight revenues per carload from our Australian Operations increased 3.9% to $1,069 for the year ended December 31, 2014, compared with the year ended December 31, 2013. Changes in commodity mix increased average freight revenues 4.0%.
Agricultural products revenues decreased $5.6 million, or 14.9%. Agricultural traffic decreased 7,573 carloads, or 12.3%, which decreased revenues by $4.5 million, and average freight revenues per carload decreased 3.0%, which decreased revenues by $1.1 million. The decrease in carloads was primarily due to a late start to the harvest season.
Metallic ores revenues increased $6.9 million, or 6.7%. Metallic ores traffic volume increased 4,407 carloads, or 8.5%, which increased revenues by $8.5 million, while average freight revenues per carload decreased 1.6%, which decreased revenues by $1.7 million. The increase in carloads was primarily due to increased shipments of iron ore, manganese and copper ore.
Freight revenues from all remaining commodities combined decreased by $0.5 million.
Freight-Related Revenues
Excluding a $3.7 million decrease due to the impact of foreign currency depreciation, freight-related revenues from our Australian Operations, which includes revenues from railcar switching, track access rights, crewing services, storage and other ancillary revenues related to the movement of freight, increased $1.3 million, or 2.4%, to $55.5 million for the year ended December 31, 2014. The increase in freight-related revenues, which was entirely from existing operations, included an increase in railcar switching revenue due to higher narrow gauge iron ore shipments, partially offset by the loss of track access income from an iron ore mine that ceased operations.
All Other Revenues
Excluding a $0.5 million decrease due to the impact of foreign currency depreciation, all other revenues from our Australian Operations, which includes revenue from third-party railcar and locomotive repairs, property rentals and other ancillary revenues not directly related to the movement of freight, increased $7.0 million, or 98.3%, to $14.1 million for the year ended December 31, 2014. The increase was primarily due to increased railcar maintenance for customers.
Operating Expenses
Total operating expenses from our Australian Operations for the year ended December 31, 2014 decreased $6.9 million, or 3.0%, to $222.9 million, compared with $229.8 million for the year ended December 31, 2013. The decrease included a $14.8 million decrease due to the depreciation of foreign currency.

The following table sets forth operating expenses from our Australian Operations for the years ended December 31, 2014 and 2013 (dollars in thousands):

	2014		2013			Currency Impact
	Amount	% of Operating Revenues	Amount	% of Operating Revenues	Increase/(Decrease)		2013 Constant Currency	Increase/(Decrease) (Constant Currency)
Labor and benefits	$71,216	22.7%	$66,377	20.5%	4,839	$(4,369)	$62,008	$9,208
Equipment rents	9,973	3.1%	10,299	3.2%	(326)	(664)	9,635	338
Purchased services	34,092	10.9%	52,218	16.1%	(18,126)	(3,309)	48,909	(14,817)
Depreciation and amortization	28,095	9.0%	27,102	8.3%	993	(1,786)	25,316	2,779
Diesel fuel used in train operations	26,346	8.4%	30,968	9.5%	(4,622)	(1,975)	28,993	(2,647)
Casualties and insurance	10,899	3.5%	10,379	3.2%	520	(720)	9,659	1,240
Materials	7,656	2.4%	2,730	0.8%	4,926	(176)	2,554	5,102
Trackage rights	22,095	7.1%	21,316	6.6%	779	(1,259)	20,057	2,038
Net gain on sale of assets	(432)	(0.1)%	(186)	(0.1)%	(246)	54	(132)	(300)
Other expenses	12,934	4.1%	8,577	2.6%	4,357	(565)	8,012	4,922
Total operating expenses	$222,874	71.1%	$229,780	70.7%	(6,906)	$(14,769)	$215,011	$7,863
The following information discusses the significant changes in operating expenses from our Australian Operations excluding a $14.8 million decrease due to the impact from foreign currency depreciation.
Labor and benefits expense was $71.2 million for the year ended December 31, 2014, compared with $62.0 million for the year ended December 31, 2013, an increase of $9.2 million, or 14.8%. The increase in labor and benefits expense was due to an increase in our average number of employees primarily related to the insourcing of equipment maintenance activities.
Purchased services expense was $34.1 million for the year ended December 31, 2014, compared with $48.9 million for the year ended December 31, 2013, a decrease of $14.8 million, or 30.3%. The decrease in purchased services expense was primarily attributable to the insourcing of equipment maintenance activities.
Depreciation and amortization was $28.1 million for the year ended December 31, 2014, compared with $25.3 million for the year ended December 31, 2013, an increase of $2.8 million, or 11.0%. The increase in depreciation and amortization expense was primarily due to capital expenditures in 2013.
The cost of diesel fuel used in train operations was $26.3 million for the year ended December 31, 2014, compared with $29.0 million for the year ended December 31, 2013, a decrease of $2.6 million, or 9.1%. The decrease consisted of $1.3 million due to a 4.1% increase in average fuel cost per gallon and $1.3 million due to a 5.3% decrease in diesel fuel consumption.
Casualties and insurance expense was $10.9 million for the year ended December 31, 2014, compared with $9.7 million for the year ended December 31, 2013, an increase of $1.2 million, or 12.8%. The increase was primarily due to an increase in derailment expense.
Materials expense was $7.7 million for the year ended December 31, 2014, compared with $2.6 million for the year ended December 31, 2013, an increase of $5.1 million. The increase in materials expense was primarily attributable to the increase in materials purchased to support the insourcing of equipment maintenance activities.
Trackage rights expense was $22.1 million for the year ended December 31, 2014, compared with $20.1 million for the year ended December 31, 2013, an increase of $2.0 million, or 10.2%. The increase in trackage rights expense was primarily attributable to expanded services for an iron ore customer that moves over a segment of track owned by a third party.
Other expenses were $12.9 million for the year ended December 31, 2014, compared with $8.0 million for the year ended December 31, 2013, an increase of $4.9 million, or 61.4%, primarily resulting from third-party projects.

Income from Operations/Operating Ratio
Income from operations from our Australian Operations was $90.4 million for the year ended December 31, 2014, compared with $95.0 million for the year ended December 31, 2013. The decrease was primarily due to the net impact from foreign currency depreciation. The operating ratio was 71.1% for the year ended December 31, 2014, compared with 70.7% for the year ended December 31, 2013.
U.K./European Operations
Operating Revenues
The following table sets forth our U.K./European Operations operating revenues for the years ended December 31, 2014 and 2013 (dollars in thousands):

			Increase/(Decrease)
	2014	2013	Amount	%	Currency Impact
Freight revenues	$—	$—	$—	—%	$—
Freight-related revenues	20,938	14,675	6,263	42.7%	(20)
All other revenues	43	—	43	NM	—
Total operating revenues	$20,981	$14,675	$6,306	43.0%	$(20)
Freight-Related Revenues
Prior to our acquisition of Freightliner in March of 2015, freight-related revenues from our U.K./European Operations consisted primarily of port switching. Freight-related revenues from our U.K./European Operations increased $6.3 million, or 42.7%, to $20.9 million for the year ended December 31, 2014, compared with $14.7 million for the year ended December 31, 2013.
Operating Expenses
Total operating expenses from our U.K./European Operations were $23.0 million for the year ended December 31, 2014, compared with $15.7 million for the year ended December 31, 2013, an increase of $7.3 million. The increase was entirely from existing operations and primarily related to an increase in business.
The following table sets forth operating expenses from our U.K./European Operations for the years ended December 31, 2014 and 2013 (dollars in thousands):

	2014		2013			Currency Impact
	Amount	% of Operating Revenues	Amount	% of Operating Revenues	Increase/(Decrease)		2013 Constant Currency	Increase/(Decrease) (Constant Currency)
Labor and benefits	$7,532	35.9%	$5,667	38.6%	1,865	23	5,690	$1,842
Equipment rents	2,607	12.4%	1,241	8.5%	1,366	(11)	1,230	1,377
Purchased services	3,190	15.2%	3,704	25.2%	(514)	(5)	3,699	(509)
Depreciation and amortization	1,565	7.5%	1,387	9.5%	178	—	1,387	178
Diesel fuel used in train operations	1,972	9.4%	1,434	9.8%	538	(2)	1,432	540
Electricity used in train operations	1,058	5.0%	66	0.4%	992	2	68	990
Casualties and insurance	529	2.5%	(23)	(0.2)%	552	1	(22)	551
Materials	870	4.1%	481	3.3%	389	(2)	479	391
Trackage rights	2,760	13.2%	1,180	8.0%	1,580	(13)	1,167	1,593
Net gain on sale of assets	(86)	(0.4)%	(182)	(1.2)%	96	(5)	(187)	101
Other expenses	1,003	4.8%	712	4.9%	291	(17)	695	308
Total operating expenses	$23,000	109.6%	$15,667	106.8%	7,333	(29)	15,638	$7,362

Income/(Loss) from Operations
Loss from operations from our U.K./European Operations was $2.0 million for the year ended December 31, 2014, compared with a $1.0 million loss from operations for the year ended December 31, 2013. The loss from our U.K./European Operations in 2013 included extra operating expenses incurred as a result of third party accidents, as well as higher staffing and training expenses incurred in preparation for a significant new long-term customer contract that commenced in early 2014 to provide shuttle service between Rotterdam and the German border. In 2014, the loss widened as expected during the ramp-up period of the new shuttle service.
Liquidity and Capital Resources
We had cash and cash equivalents on hand of $35.9 million and $59.7 million at December 31, 2015 and 2014, respectively. Based on current expectations, we believe our cash and other liquid assets, anticipated future cash flows, availability under our credit agreement, access to debt and equity capital markets and sources of available financing will be sufficient to fund expected operating, capital and debt service requirements and other financial commitments for the foreseeable future.
At December 31, 2015, we had long-term debt, including current portion, of $2,305.3 million, which comprised 47.8% of our total capitalization, and $575.7 million of unused borrowing capacity. At December 31, 2014, we had long-term debt, including current portion, totaling $1,615.4 million, which comprised 40.7% of our total capitalization. During the year ended December 31, 2015, we completed the acquisition of Freightliner for cash consideration of £492.1 million (or $733.0 million at the exchange rate on March 25, 2015). We financed the acquisition through a combination of available cash and borrowings under the Credit Agreement (see Credit Agreement below).
During 2015, 2014 and 2013, we generated $475.1 million, $491.5 million and $413.5 million, respectively, of cash from operating activities. Changes in working capital decreased net cash flows from operating activities by $8.5 million, $3.6 million and $26.1 million in 2015, 2014 and 2013, respectively. The 2015 period included $33.2 million of cash used for Freightliner acquisition and integration costs. The 2013 period included $12.9 million in cash paid for expenses related to the integration of RailAmerica.
During 2015, 2014 and 2013, our cash used in investing activities was $1,074.3 million, $509.8 million and $208.7 million, respectively. For 2015, primary drivers of cash used in investing activities were $740.2 million of cash paid for acquisitions, including the acquisitions of Freightliner and Pinsly Arkansas, $371.5 million of cash used for capital expenditures, including $65.6 million for new business investments and $18.7 million of net cash paid for the settlement of the foreign currency forward purchase contracts related to the acquisition of Freightliner, partially offset by $41.7 million in cash received from grants from outside parties for capital spending and $10.4 million of insurance proceeds for the replacement of assets. For 2014, primary drivers of cash used in investing activities were $331.5 million of cash used for capital expenditures, including $92.9 million for new business investments, $221.5 million of cash paid for acquisitions, predominately for the RCP&E acquisition, partially offset by $28.0 million in cash received from grants from outside parties for capital spending, $8.0 million of insurance proceeds for the replacement of assets and $7.1 million in cash proceeds from the sale of property and equipment. For 2013, primary drivers of cash used in investing activities were $249.3 million of cash used for capital expenditures, including $34.2 million for new business investments, partially offset by $33.9 million in cash received from grants from outside parties and $6.7 million in cash proceeds from the sale of property and equipment.
During 2015 and 2014, our cash provided by financing activities was $581.6 million and $15.2 million, respectively. During 2013, our cash used in financing activities was $205.9 million. For 2015, the primary driver of cash provided by financing activities was net proceeds of $586.2 million, which was predominately related to borrowings from the refinancing of the Credit Agreement in conjunction with our acquisition of Freightliner. For 2014, the primary driver of cash flows provided by financing activities was net cash inflows of $13.9 million from exercises of stock-based awards. For 2013, the primary driver of cash used in financing activities was a net decrease in outstanding debt of $209.3 million.

Cash Repatriation
At December 31, 2015, we had cash and cash equivalents totaling $35.9 million, of which $28.3 million were held by our foreign subsidiaries. We file a consolidated United States federal income tax return that includes all of our United States subsidiaries. Each of our foreign subsidiaries files income tax returns in each of its respective countries. No provision is made for the United States income taxes applicable to the undistributed earnings of controlled foreign subsidiaries as it is the intention of management to fully utilize those earnings in the operations of foreign subsidiaries. If the earnings were to be distributed in the future, those distributions may be subject to United States income taxes (appropriately reduced by available foreign tax credits) and withholding taxes payable to various foreign countries; however, the amount of the tax and credits is not practicable to determine. The amount of undistributed earnings of our controlled foreign subsidiaries as of December 31, 2015 was $322.5 million.
Credit Agreement
In anticipation of our acquisition of Freightliner, we entered into the Credit Agreement on March 20, 2015. The credit facilities under the Credit Agreement are comprised of a $1,782.0 million United States term loan, an A$324.6 million (or $252.5 million at the exchange rate on March 20, 2015) Australian term loan, a £101.7 million (or $152.2 million at the exchange rate on March 20, 2015) U.K. term loan and a $625.0 million revolving credit facility. The revolving credit facility includes borrowing capacity for letters of credit and swingline loans. The maturity date of each of our credit facilities under the Credit Agreement is March 31, 2020. On September 30, 2015, we entered into Amendment No. 1 (the Amendment) to the Credit Agreement. The Amendment added a senior secured leverage ratio covenant that requires us to comply with maximum ratios of senior secured indebtedness, subject, if applicable, to netting of certain cash and cash equivalents to earnings before income taxes, depreciation and amortization (EBITDA). For additional information regarding our Credit Agreement, Credit Agreement Amendment and the Prior Credit Agreement, see Note 8, Long-Term Debt, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report.
Tangible Equity Units (TEUs)
On September 19, 2012, we issued 2,300,000 5.00% TEUs. Each TEU initially consisted of a prepaid stock purchase contract (Purchase Contract) and a senior amortizing note due October 1, 2015 (Amortizing Note) issued by us, which had an initial principal amount of $14.1023 per Amortizing Note. On each January 1, April 1, July 1 and October 1, we paid the holders of Amortizing Notes equal quarterly installments of $1.25 per Amortizing Note (except for the January 1, 2013 installment payment, which was $1.4167 per Amortizing Note), which cash payments in the aggregate were equivalent to a 5.00% cash payment per year with respect to each $100 stated amount of the TEUs.
On October 1, 2015, we settled the remaining balance of the amortizing note component of the TEUs for a total cash payment of $2.8 million. In addition, we settled the prepaid stock purchase contract component of the TEUs with the delivery of 3,539,240 shares of our Class A Common Stock.
Non-Interest Bearing Loan
In 2010, as part of the acquisition of FreightLink Pty Ltd, Asia Pacific Transport Pty Ltd and related corporate entities (FreightLink Acquisition), we assumed debt with a carrying value of A$1.8 million (or $1.7 million at the exchange rate on December 1, 2010), which represented the fair value of an A$50.0 million (or $48.2 million at the exchange rate on December 1, 2010) non-interest bearing loan due in 2054. As of December 31, 2015, the carrying value of the loan was A$2.7 million (or $1.9 million at the exchange rate on December 31, 2015) with a non-cash imputed interest rate of 8.0%.
Equipment and Property Leases
We enter into operating leases for railcars, locomotives and other equipment as well as real property. We also enter into agreements with other railroads and other third parties to operate over certain sections of their track, whereby we pay a per car fee to use the track or make an annual lease payment. The costs associated with operating leases are expensed as incurred. The increase in leased equipment in 2015 was attributable to our acquisition of Freightliner, which primarily relies upon leased railcars and locomotives.

The number of railcars and locomotives leased by us as of December 31, 2015 and 2014 was as follows:

	December 31,
	2015	2014
Railcars	21,819	18,583
Locomotives	333	162
Our operating lease expense for equipment and real property leases and expense for the use of other railroad and other third parties' track for the years ended December 31, 2015, 2014 and 2013 was as follows (dollars in thousands):

	2015	2014	2013
Equipment	$82,853	$29,462	$32,050
Real property	$11,715	$8,361	$8,062
Trackage rights	$78,140	$53,783	$50,911
We are party to several lease agreements with Class I carriers and other third parties to operate over various rail lines in North America, with varied expirations. Certain of these lease agreements have annual lease payments. Revenues from railroads we lease from Class I carriers and other third parties accounted for approximately 7% of our 2015 total revenues. Leases from Class I railroads and other third parties that are subject to expiration in each of the next 10 years represent less than 2% of our annual revenues for the year of expiration based on our operating revenues for the year ended December 31, 2015.
Shelf Registration
We have an effective shelf registration statement on file with the SEC for an indeterminate number of securities that is effective for three years (expires September 14, 2018), around which time we expect to file a replacement shelf registration statement. Under this universal shelf registration statement, we have the capacity to offer and sell from time to time securities, including common stock, debt securities, preferred stock, warrants and units.
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
Insurance and Third-Party Claims
Accounts receivable from insurance and other third-party claims was $26.6 million and $26.9 million as of December 31, 2015 and 2014, respectively. Accounts receivable from insurance and other third-party claims at December 31, 2015 included $12.8 million from our North American Operations, $8.1 million from our Australian Operations and $5.7 million from our U.K./European Operations. The balance from our North American Operations resulted predominately from our anticipated insurance recoveries associated with a derailment in Alabama (the Aliceville Derailment) in November 2013 and a trestle fire in Oregon in August 2015. The balance from our Australian Operations resulted from our anticipated insurance recoveries associated with derailments in Australia in 2012. The balance from our U.K./European Operations resulted primarily from our anticipated insurance recoveries associated with a rail-related collision in Germany in 2014 that occurred prior to our acquisition of Freightliner. We received proceeds from insurance totaling $10.4 million, $13.6 million and $11.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

2016 Budgeted Capital Expenditures
The following table sets forth our budgeted capital expenditures by segment for the year ending December 31, 2016 (dollars in thousands):

	Year Ending
	December 31, 2016
Budgeted Capital Expenditures:	North American Operations	Australian Operations	U.K./European Operations	Total
Track and equipment, self-funded	$133,000	$14,000	$28,000	$175,000
Track and equipment, subject to third-party funding	80,000	—	—	80,000
New business development	12,000	3,000	20,000	35,000
Grants from outside parties	(65,000)	$—	—	(65,000)
Net budgeted capital expenditures	$160,000	$17,000	$48,000	$225,000
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
Contractual Obligations and Commercial Commitments
Based on our assessment of the underlying provisions and circumstances of our material contractual obligations and commercial commitments as of December 31, 2015, there is no known trend, demand, commitment, event or uncertainty that is reasonably likely to occur that would have a material adverse effect on our consolidated results of operations, financial condition or liquidity.
The following table represents our obligations and commitments for future cash payments under various agreements as of December 31, 2015 (dollars in thousands):

	Payments Due By Period
Contractual Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$2,215,358	$57,112	$271,545	$1,850,276	$36,425
Interest on long-term debt (2)	241,698	61,230	112,764	62,252	5,452
Derivative instruments (3)	12,501	846	—	12	11,643
Capital lease obligations	124,411	24,841	29,333	26,499	43,738
Operating lease obligations	707,004	112,230	175,232	114,723	304,819
Purchase obligations (4)	12,692	12,692	—	—	—
Other long-term liabilities (5)	87,520	19,636	1,504	36,774	29,606
Total	$3,401,184	$288,587	$590,378	$2,090,536	$431,683

(1)
Includes an A$50.0 million (or $36.4 million at the exchange rate on December 31, 2015) non-interest bearing loan due in 2054 assumed in the acquisition of FreightLink with a carrying value of A$2.7 million (or $1.9 million at the exchange rate on December 31, 2015).

(2)	Assumes no change in variable interest rates from December 31, 2015.

(3)	Includes the fair value of our interest rate swaps of $12.5 million.

(4)	Includes purchase commitments for future capital expenditures among our existing operations.

(5)
Includes deferred compensation of $14.5 million, estimated casualty obligations of $10.3 million, deferred consideration related to the acquisition of Freightliner of $35.7 million and certain other long-term liabilities of $10.2 million. In addition, the table includes estimated post-retirement medical and life insurance benefits of $3.5 million and our 2016 estimated contributions of $13.4 million to our pension plans.

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
Our off-balance sheet arrangements as of December 31, 2015 consisted of operating lease obligations, which are included in the contractual obligations table above, as well as credit/payment guarantees acquired from Freightliner. See Note 3, Changes in Operations, to our Consolidated Financial Statements included within "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report.
Impact of Foreign Currencies on Operating Revenues and Expenses
When comparing the effects of average foreign currency exchange rates on operating revenues and operating expenses during the year ended December 31, 2015 versus the year ended December 31, 2014, foreign currency translation had a negative impact on our consolidated operating revenues and a positive impact on our consolidated operating expenses due to the weakening of the Australian and Canadian dollars relative to the United States dollar for the year ended December 31, 2015. Currency effects related to operating revenues and expenses are presented within the discussion of these respective items included within this "Management's Discussion and Analysis of Financial Condition and Results of Operations."
Critical Accounting Policies and Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to use judgment and to make estimates and assumptions that affect business combinations, reported assets, liabilities, revenues and expenses during the reporting period. Management uses its judgment in making significant estimates in the areas of recoverability and useful life of assets, as well as liabilities for casualty claims and income taxes. Actual results could materially differ from those estimates. The following critical accounting policies and use of estimates should be read in conjunction with Note 2, Significant Accounting Policies, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report.
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

The following table sets forth our total net capitalized major renewals and improvements versus our total maintenance and repair expense for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	2015	2014	2013
Gross capitalized major renewals and improvements	$285,593	$205,360	$220,529
Grants from outside parties	(41,742)	(27,980)	(33,913)
Net capitalized major renewals and improvements	$243,851	$177,380	$186,616
Total repairs and maintenance expense	$463,654	$347,928	$328,991

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
Gains or losses on sales, including sales of assets removed during track and equipment upgrade projects, or losses incurred through other dispositions, such as unanticipated retirement or destruction, are credited or charged to net (gain)/loss on sale and impairment of assets within operating expenses. Gains are recorded when realized if the sale value exceeds the remaining carrying value of the respective property and equipment. If the estimated salvage value is less than the remaining carrying value, we record the loss incurred equal to the respective asset's carrying value less salvage value. There were no material losses incurred through other dispositions from unanticipated or unusual events for the years ended December 31, 2015, 2014 or 2013.
Grants from Outside Parties
Grants from outside parties are recorded within deferred items - grants from outside parties, and are amortized as a reduction to depreciation expense over the same period during which the associated assets are depreciated.
Goodwill and Indefinite-Lived Intangible Assets
We review the carrying values of goodwill and identifiable intangible assets with indefinite lives at least annually to assess impairment since these assets are not amortized. We perform our annual impairment test as of November 30 of each year. No impairment was recognized for the years ended December 31, 2015, 2014 and 2013, as a result of our annual impairment test. Additionally, we review the carrying value of goodwill and any indefinite-lived intangible assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

For goodwill, a two-step impairment model is used. The first step compares the fair value of a respective reporting unit with its carrying amount, including goodwill. The second step measures the goodwill impairment loss as the excess of recorded goodwill over its implied fair value. For indefinite-lived intangible assets, if the carrying amount of the asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. The determination of fair value involves significant management judgment including assumptions about operating results, business plans, income projections, anticipated future cash flows and market data. Impairment losses are expensed when incurred and are charged to net (gain)/loss on sale and impairment of assets within operating expenses.
Derailment and Property Damages, Personal Injuries and Third-Party Claims
We maintain global liability and property insurance coverage to mitigate the financial risk of providing rail and rail-related services. Our liability policies cover railroad employee injuries, personal injuries associated with grade crossing accidents and other third-party claims associated with our operations. Damages associated with sudden releases of hazardous materials, including hazardous commodities transported by rail, and expenses related to evacuation as a result of a railroad accident are also covered under our liability policies. Our liability policies currently have self-insured retentions of up to $2.5 million per occurrence. Our property policies cover property and equipment that we own, as well as property in our care, custody and control. Our property policies currently have various self-insured retentions, which vary based on the type and location of the incident, that are currently up to $1.0 million per occurrence, except in Australia where our self-insured retention for property damage due to a cyclone or flood is A$2.5 million. The property policies also provide business interruption insurance arising from covered events. The self-insured retentions under our policies may change with each annual insurance renewal depending on our loss history, the size and make-up of our company and general insurance market conditions.
We also maintain ancillary insurance coverage for other risks associated with rail and rail-related services, including insurance for employment practices, directors’ and officers’ liability, workers’ compensation, pollution, auto claims, crime and road haulage liability, among others.
Accruals for claims are recorded in the period when such claims are determined to be probable and estimable. These estimates are updated in future periods as information develops.
Recently Issued Accounting Standards
See Note 20, Recently Issued Accounting Standards, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report.

ITEM 7A.     Quantitative and Qualitative Disclosures About Market Risk.
We actively monitor our exposure to interest rate and foreign currency exchange rate risks and use derivative financial instruments to manage the impact of these risks. We use derivatives only for purposes of managing risk associated with underlying exposures. We do not trade or use such instruments with the objective of earning financial gains from interest rate or exchange rate fluctuations, nor do we use derivative instruments where there are no underlying exposures. Complex instruments involving leverage or multipliers are not used. We manage our hedging positions and monitor the credit ratings of counterparties and do not anticipate losses due to counterparty nonperformance. Management believes that our use of derivative instruments to manage risk is in our best interest. However, our use of derivative financial instruments may result in short-term gains or losses and increased earnings volatility. For additional information regarding our Derivative Financial Instruments, see Note 9, Derivative Financial Instruments, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report.
Interest Rate Risk
Our interest rate risk results from variable interest rate debt obligations, where an increase in interest rates would result in lower earnings and increased cash outflows. The following table presents principal payments on our debt obligations, related weighted average annual interest rates by expected maturity dates and estimated fair values as of December 31, 2015 (dollars in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Fixed rate debt:
Other debt (1)	$715	$493	$—	$—	$—	$36,425	$37,633	$3,090
Average annual interest rate	8.0%	8.0%	8.0%	8.0%	8.0%	8.0%	8.0%
Variable rate debt:
Revolving credit facility:
Australia	$2,186	$—	$—	$—	$—	$—	$2,186	$2,186
Canada	$—	$—	$—	$—	$24,200	$—	$24,200	$24,258
Europe	$—	$—	$—	$—	$8,109	$—	$8,109	$8,151
United States	$—	$—	$—	$—	$10,317	$—	$10,317	$10,238
Term loans:
Australia	$5,912	$11,825	$17,737	$23,649	$151,870	$—	$210,993	$210,128
United Kingdom	$3,748	$7,496	$11,244	$14,992	$112,439	$—	$149,919	$150,030
United States	$44,550	$89,100	$133,650	$178,200	$1,326,500	$—	$1,772,000	$1,750,040
Average annual interest rate	3.1%	3.6%	3.9%	4.1%	4.1%	0.0%	4.1%
Total	$57,111	$108,914	$162,631	$216,841	$1,633,435	$36,425	$2,215,357	$2,158,121
(1) Includes an A$50.0 million (or $36.4 million at the exchange rate on December 31, 2015) non-interest bearing loan due in 2054 assumed in the acquisition of FreightLink with a carrying value of A$2.7 million (or $1.9 million at the exchange rate on December 31, 2015) with an imputed interest rate of 8.0%.
The variable interest rates presented in the table above are based on the implied forward rates in the yield curve for borrowings denominated using Australia BBR, Canada BA, Euro LIBOR and United States LIBOR (as of December 31, 2015). BBR is the Bankers Buyer Rate within Australia, which we believe is generally considered the Australian equivalent to LIBOR. The borrowing margin is composed of a weighted average of 2.00% for Australian, Canadian, European and United States borrowings under our credit agreement. To the extent not mitigated by interest rate swap agreements, based on the table above, assuming a one percentage point increase in market interest rates, annual interest expense on our variable rate debt would increase by approximately $18.3 million.

Foreign Currency Exchange Rate Risk
As of December 31, 2015, our foreign subsidiaries had $512.1 million of third-party debt denominated in the local currencies in which our foreign subsidiaries operate, including the Australian dollar, British pound, Canadian dollar and Euro. The debt service obligations associated with this foreign currency debt are generally funded directly from those foreign operations. As a result, foreign currency risk related to this portion of our debt service payments is limited. However, in the event the foreign currency debt service is not paid by our foreign operations and is paid by United States subsidiaries, we may face exchange rate risk if the Australian dollar, Canadian dollar or the Euro were to appreciate relative to the United States dollar and require higher United States dollar equivalent cash.
We are also exposed to foreign currency exchange rate risk related to our foreign subsidiaries, including non-functional currency intercompany debt, typically associated with intercompany debt from our United States subsidiaries to our foreign subsidiaries, associated with acquisitions and any timing difference between announcement and closing of an acquisition of a foreign business. To mitigate currency exposures of non-United States dollar-denominated acquisitions, we may enter into foreign currency forward purchase contracts. To mitigate currency exposures related to non-functional currency denominated intercompany debt, cross-currency swaps or foreign currency forward contracts may be entered into for periods consistent with the underlying debt. In determining the fair value of the derivative contract, the significant inputs to valuation models are quoted market prices of similar instruments in active markets. However, cross-currency swap contracts and foreign currency forward contracts used to mitigate exposures on foreign currency intercompany debt may not qualify for hedge accounting. In cases where the cross-currency swap contracts and foreign currency forward contracts do not qualify for hedge accounting, we believe that such instruments are closely correlated with the underlying exposure, thus reducing the associated risk. The gains or losses from changes in the fair value of derivative instruments that do not qualify for hedge accounting are recognized in current period earnings within other income, net. For additional information regarding our Derivative Financial Instruments, see Note 9, Derivative Financial Instruments, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report.
Deferred Consideration
On March 25, 2015, as part of the Freightliner acquisition, we recorded a contingent liability within other long-term liabilities of £24.2 million (or $36.0 million at the exchange rate on March 25, 2015). This contingent liability represents the aggregate fair value of the shares transferred to us by the Management Shareholders representing an economic interest of approximately 6% on the acquisition date at the Freightliner acquisition price per share, in exchange for the right to receive cash consideration for the representative economic interest in the future (deferred consideration). We will recalculate the estimated fair value of the deferred consideration in each reporting period until it is paid in full by using a contractual formula designed to estimate the economic value of the Management Shareholders' retained interest in a manner consistent with that used to derive the Freightliner acquisition price per share on the acquisition date. Accordingly, a change in the fair value of the deferred consideration could have a material effect on our results of operations for the period in which a change in estimate occurs. As of December 31, 2015, there was no change in the estimated fair value of the deferred consideration (see Note 10, Fair Value of Financial Instruments, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report), resulting in no change to the contingent liability. We expect to recognize future changes in the contingent liability for the estimated fair value of the deferred consideration through other expenses within our consolidated statement of operations. These future changes in the estimated fair value of the deferred consideration are not expected to be deductible for tax purposes. Each of the Management Shareholders may elect to receive one third of their respective deferred consideration valued as of March 31, 2018, 2019 and 2020. Any remaining portion of the deferred consideration will be valued as of March 31, 2020, and paid by the end of 2020.

The following table presents financial instrument carried at fair value using Level 3 inputs as of December 31, 2015 (amounts in thousands)

	2015
	GBP	USD
Financial instrument carried at fair value using Level 3 inputs:
Financial liabilities carried at fair value:
Accrued deferred consideration	£24,200	$35,680
Sensitivity to Diesel Fuel Prices
We are exposed to fluctuations in diesel fuel prices since an increase in the price of diesel fuel would result in lower earnings and cash outflows. For the year ended December 31, 2015, fuel costs for fuel used in operations represented 8.2% of our total operating expenses. As of December 31, 2015, we had not entered into any hedging transactions to manage this diesel fuel risk. We receive fuel surcharges and other rate adjustments that partially offset the impact of higher fuel prices. As of December 31, 2015, each one percentage point change in the price of diesel fuel would result in a $1.4 million change in our annual income from operations to the extent not offset by higher fuel surcharges and/or rates.
ITEM 8.    Financial Statements and Supplementary Data.
The financial statements and supplementary financial data required by this item are listed under "Part IV Item 15. Exhibits, Financial Statement Schedules," following the signature page hereto and are incorporated by reference herein.
ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
ITEM 9A.     Controls and Procedures.
Disclosure Controls and Procedures — We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Consistent with the guidance issued by the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from management's report on internal control over financial reporting in the year of acquisition, management excluded an assessment of the effectiveness of internal control over financial reporting related to Freightliner, whose total assets represented 18% of Genesee & Wyoming Inc.'s consolidated total assets at December 31, 2015. Freightliner's total revenues and income from operations for the period March 25, 2015 through December 31, 2015 represented 27% and 9%, respectively, of Genesee & Wyoming Inc.'s revenues and income from operations for the year ended December 31, 2015. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, the disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Internal Control Over Financial Reporting — On March 25, 2015, we completed the acquisition of Freightliner. We extended our oversight and monitoring processes that support our internal control over financial reporting, as appropriate, to include Freightliner's financial position, results of operations and cash flow into our consolidated financial statements from the March 25, 2015 date of acquisition through December 31, 2015. We are continuing to integrate the acquired operations of Freightliner into our overall internal control over financial reporting and related processes. Except as disclosed in this paragraph, there were no other changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. Management based this assessment on criteria for effective internal control over financial reporting described in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's internal controls over financial reporting, established and maintained by management, are under the general oversight of the Company's Audit Committee. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operating effectiveness of our internal control over financial reporting.
Consistent with the guidance issued by the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from management's report on internal control over financial reporting in the year of acquisition, management excluded an assessment of the effectiveness of internal control over financial reporting related to Freightliner. The Company acquired Freightliner in a business combination on March 25, 2015. Freightliner's total assets represented 18% of Genesee & Wyoming Inc.'s consolidated total assets as of December 31, 2015. Freightliner's total revenues and income from operations for the period March 25, 2015 through December 31, 2015 represented 27% and 9%, respectively, of Genesee & Wyoming Inc.'s income from operations for the year ended December 31, 2015.
Based on this assessment, management determined that, as of December 31, 2015, we maintained effective internal control over financial reporting.
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

ITEM 9B.     Other Information.
None.
PART III
ITEM 10.     Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated herein by reference to our proxy statement to be filed within 120 days after the end of our fiscal year in connection with the Annual Meeting of the Stockholders of G&W to be held on May 17, 2016, under "Proposal One: Election of Directors," "Executive Officers" and "Corporate Governance."
We have adopted a Code of Ethics and Conduct that applies to all directors, officers and employees, including our Chief Executive Officer, our Chief Financial Officer, and our Chief Accounting Officer and Global Controller. The Code of Ethics and Conduct is available on the Governance page of the Company's Internet website at www.gwrr.com. We intend to post any amendments to the Code of Ethics and Conduct and any waivers that are required to be disclosed by the rules of either the SEC or the NYSE on our Internet website within the required time period.
ITEM 11.     Executive Compensation.
The information required by this Item is incorporated herein by reference to our proxy statement to be filed within 120 days after the end of our fiscal year in connection with the Annual Meeting of the Stockholders of G&W to be held on May 17, 2016, under "Executive Compensation," including the "Compensation Discussion and Analysis," "Compensation Committee Report" and "Summary Compensation Table" sections, and "Director Compensation."
ITEM 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth all of our securities authorized for issuance under our equity compensation plans as of December 31, 2015:

Equity Compensation Plan I Information
Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options	(b) Weighted Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	1,203,035	$80.58	2,481,736
Equity compensation plans not approved by security holders	—	—	—
Total	1,203,035	$80.58	2,481,736
The remaining information required by this Item is incorporated herein by reference to our proxy statement to be filed within 120 days after the end of our fiscal year in connection with the Annual Meeting of the Stockholders of G&W to be held on May 17, 2016, under "Security Ownership of Certain Beneficial Owners and Management."
ITEM 13.     Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated herein by reference to our proxy statement to be filed within 120 days after the end of our fiscal year in connection with the Annual Meeting of the Stockholders of G&W to be held on May 17, 2016, under "Corporate Governance" and "Related Person Transactions."

ITEM 14.     Principal Accounting Fees and Services.
The information required by this Item is incorporated herein by reference to our proxy statement to be filed within 120 days after the end of our fiscal year in connection with the Annual Meeting of the Stockholders of G&W to be held on May 17, 2016, under "Proposal Three: Ratification of the Selection of Independent Auditors."

PART IV
ITEM 15.     Exhibits, Financial Statement Schedules.

DOCUMENTS FILED AS PART OF THIS FORM 10-K

(a)	FINANCIAL STATEMENTS
Genesee & Wyoming Inc. and Subsidiaries Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Operations for the Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2015,
2014 and 2013
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013
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

Date:	February 26, 2016	GENESEE & WYOMING INC.

		By:	/S/ JOHN C. HELLMANN
John C. Hellmann Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date	Title	Signature

February 26, 2016	Chairman of the Board of Directors	/S/ MORTIMER B. FULLER III
Mortimer B. Fuller III
February 26, 2016	Chief Executive Officer, President and Director (Principal Executive Officer)	/S/ JOHN C. HELLMANN
John C. Hellmann
February 26, 2016	Chief Financial Officer (Principal Financial Officer)	/S/ TIMOTHY J. GALLAGHER
Timothy J. Gallagher
February 26, 2016	Chief Accounting Officer (Principal Accounting Officer)	/S/ CHRISTOPHER F. LIUCCI
Christopher F. Liucci
February 26, 2016	Director	/S/ RICHARD H. ALLERT
Richard H. Allert
February 26, 2016	Director	/S/ RICHARD H. BOTT
Richard H. Bott
February 26, 2016	Director	/S/ ØIVIND LORENTZEN III
Øivind Lorentzen III
February 26, 2016	Director	/S/ ALBERT J. NEUPAVER
Albert J. Neupaver
February 26, 2016	Director	/S/ MICHAEL NORKUS
Michael Norkus
February 26, 2016	Director	/S/ JOSEPH H. PYNE
Joseph H. Pyne
February 26, 2016	Director	/S/ ANN N. REESE
Ann N. Reese
February 26, 2016	Director	/S/ PHILIP J. RINGO
Philip J. Ringo
February 26, 2016	Director	/S/ MARK A. SCUDDER
Mark A. Scudder
February 26, 2016	Director	/S/ HUNTER C. SMITH
Hunter C. Smith

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

10.10
Third Amended and Restated 2004 Omnibus Incentive Plan is incorporated herein by reference to Annex I to the Registrant's Definitive Proxy Statement on Schedule 14A filed on March 30, 2015 (File No. 001-31456). **

10.11
Amendment No. 1, dated as of March 20, 2015, to the Amended and Restated Senior Secured Syndicated Facility Agreement, dated as of May 27, 2014 among Genesee & Wyoming Inc., RP Acquisition Company Two, Quebec Gatineau Railway Inc., Genesee & Wyoming Australia Pty Ltd, GWI UK Acquisition Company Limited, Rotterdam Rail Feeding B.V., Bank of America, N.A., as administrative agent, and the agents, lenders and guarantors party thereto from time to time, is incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 25, 2015 (File No. 001-31456).

10.12
Form of Restricted Stock Award Notice for Directors under the Second Amended and Restated 2004 Omnibus Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on August 6, 2014 (File No. 001-31456). **

10.13
Form of Restricted Stock Unit Award Notice for Directors under the Second Amended and Restated 2004 Omnibus Plan is incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on August 6, 2014 (File No. 001-31456). **

10.14
Form of Restricted Stock Award Notice under the Second Amended and Restated 2004 Omnibus Plan is incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed on August 6, 2014 (File No. 001-31456). **

10.15
Form of Option Award Notice under the Second Amended and Restated 2004 Omnibus Plan is incorporated herein by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q filed on August 6, 2014 (File No. 001-31456). **

10.16
Form of Performance-Based Restricted Stock Unit Award Notice under the Second Amended and Restated 2004 Omnibus Plan is incorporated herein by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q filed on August 6, 2014 (File No. 001-31456). **

10.17
Form of Restricted Stock Award Notice for CEO under the Second Amended and Restated 2004 Omnibus Plan is incorporated herein by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q filed on August 6, 2014 (File No. 001-31456). **

10.18
Form of Option Award Notice for CEO under the Second Amended and Restated 2004 Omnibus Plan is incorporated herein by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q filed on August 6, 2014 (File No. 001-31456).**

10.19
Form of Performance-Based Restricted Stock Unit Award Notice for CEO under the Second Amended and Restated 2004 Omnibus Plan is incorporated herein by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q filed on August 6, 2014 (File No. 001-31456).**

10.20
Assignment Letter to Matthew O. Walsh, dated June 18, 2015, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 22, 2015 (File No. 001-31456).**

10.21
Amendment No. 1, dated as of September 30, 2015, to the Second Amended and Restated Senior Secured Syndicated Facility Agreement, dated as of March 20, 2015, among Genesee & Wyoming Inc., RP Acquisition Company Two, Quebec Gatineau Railway Inc., Genesee & Wyoming Australia Pty Ltd, Rotterdam Rail Feeding B.V., ERS Railways B.V., GWI UK Acquisition Company Limited, Bank of America, N.A., as administrative agent, and the agents, lenders and guarantors party thereto from time to time, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 2, 2015 (File No. 001-31456).

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

*101
The following financial information from Genesee & Wyoming Inc.'s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL includes: (i) Consolidated Balance Sheets as of December 31, 2015 and 2014, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2015, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2015, 2014 and 2013, (iv) Consolidated Statements of Changes in Equity for the Years Ended December 31, 2015, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013, and (vi) the Notes to Consolidated Financial Statements.

*	Exhibit filed or furnished with this Report.

**	Management contract or compensatory plan in which directors and/or executive officers are eligible to participate.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Genesee & Wyoming Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, cash flows and changes in equity present fairly, in all material respects, the financial position of Genesee & Wyoming Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
As described in the Report of Management on Internal Control over Financial Reporting appearing under Item 9A, management has excluded Freightliner Group Limited from its assessment of internal control over financial reporting as of December 31, 2015 because it was acquired by the Company in a purchase business combination during 2015. We have also excluded Freightliner Group Limited from our audit of internal control over financial reporting. Freightliner Group Limited is a wholly-owned subsidiary whose total assets and total revenues represent 18% and 27%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.

/s/ PricewaterhouseCoopers LLP
Rochester, New York
February 26, 2016

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2015 and 2014
(dollars in thousands, except share amounts)

	December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,941	$59,727
Accounts receivable, net	382,458	357,278
Materials and supplies	45,790	30,251
Prepaid expenses and other	43,197	24,176
Deferred income tax assets, net	69,174	76,994
Total current assets	576,560	548,426
PROPERTY AND EQUIPMENT, net	4,215,063	3,788,482
GOODWILL	826,575	628,815
INTANGIBLE ASSETS, net	1,128,952	587,663
DEFERRED INCOME TAX ASSETS, net	2,110	2,500
OTHER ASSETS, net	46,344	39,867
Total assets	$6,795,604	$5,595,753
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$81,953	$67,398
Accounts payable	282,275	290,746
Accrued expenses	169,586	106,094
Total current liabilities	533,814	464,238
LONG-TERM DEBT, less current portion	2,223,306	1,548,051
DEFERRED INCOME TAX LIABILITIES, net	1,052,150	908,852
DEFERRED ITEMS - grants from outside parties	292,198	279,286
OTHER LONG-TERM LIABILITIES	174,675	37,346
COMMITMENTS AND CONTINGENCIES
EQUITY:
Class A Common Stock, $0.01 par value, one vote per share; 180,000,000 shares authorized at December 31, 2015 and 2014; 69,674,185 and 65,632,309 shares issued and 56,945,384 and 52,938,267 shares outstanding (net of 12,728,801 and 12,694,042 shares in treasury) on December 31, 2015 and 2014, respectively	697	656
Class B Common Stock, $0.01 par value, ten votes per share; 30,000,000 shares authorized at December 31, 2015 and 2014; 793,138 and 1,020,485 shares issued and outstanding on December 31, 2015 and 2014, respectively	8	10
Additional paid-in capital	1,355,345	1,334,474
Retained earnings	1,544,676	1,319,639
Accumulated other comprehensive loss	(153,457)	(72,252)
Treasury stock, at cost	(227,808)	(224,547)
Total equity	2,519,461	2,357,980
Total liabilities and equity	$6,795,604	$5,595,753
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 and 2013
(in thousands, except per share amounts)

		Years Ended December 31,
		2015	2014	2013
	OPERATING REVENUES	$2,000,401	$1,639,012	$1,568,643
	OPERATING EXPENSES:
	Labor and benefits	614,967	469,503	439,117
	Equipment rents	149,825	82,730	77,595
	Purchased services	186,905	100,108	123,822
	Depreciation and amortization	188,535	157,081	141,644
	Diesel fuel used in train operations	132,149	149,047	147,172
	Electricity used in train operations	13,714	1,058	66
	Casualties and insurance	42,494	41,552	38,564
	Materials	95,248	78,366	77,204
	Trackage rights	78,140	53,783	50,911
	Net gain on sale of assets	(2,291)	(5,100)	(4,677)
	Other expenses	116,454	89,313	97,037
	Total operating expenses	1,616,140	1,217,441	1,188,455
	INCOME FROM OPERATIONS	384,261	421,571	380,188
	Interest income	481	1,445	3,971
	Interest expense	(67,073)	(56,162)	(67,894)
	Loss on settlement of foreign currency forward purchase contracts	(18,686)	—	—
	Other income, net	1,948	1,008	1,327
	Income before income taxes	300,931	367,862	317,592
	Provision for income taxes	(75,894)	(107,107)	(46,296)
	Net income	225,037	260,755	271,296
Less:	Series A-1 Preferred Stock dividend	—	—	2,139
	Net income available to common stockholders	$225,037	$260,755	$269,157
	Basic earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:	$3.97	$4.71	$5.00
	Weighted average shares—Basic	56,734	55,305	53,788
	Diluted earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:	$3.89	$4.58	$4.79
	Weighted average shares—Diluted	57,848	56,972	56,679
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 and 2013
(in thousands)

	Years Ended December 31,
	2015	2014	2013
NET INCOME	$225,037	$260,755	$271,296
OTHER COMPREHENSIVE (LOSS)/INCOME:
Foreign currency translation adjustment	(86,968)	(56,059)	(62,532)
Net unrealized (loss)/income on qualifying cash flow hedges, net of tax benefit/(provision) of $2,558, $15,649 and ($13,992), respectively	(3,837)	(23,473)	20,988
Changes in pension and other postretirement benefit obligations, net of tax (provision) of ($2,552), ($670) and ($208), respectively	9,600	1,191	362
Other comprehensive loss	(81,205)	(78,341)	(41,182)
COMPREHENSIVE INCOME	$143,832	$182,414	$230,114
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 and 2013
(dollars in thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total Equity
BALANCE, December 31, 2012	$579	$17	$872,134	$789,727	$47,271	$(209,266)	$1,500,462
Net income	—	—	—	271,296	—	—	271,296
Other comprehensive loss	—	—	—	—	(41,182)	—	(41,182)
Dividends paid on Series A-1 Preferred Stock	—	—	—	(2,139)	—	—	(2,139)
Value of stock issued for stock-based compensation - 600,949 shares Class A Common Stock	6	—	12,504	—	—	—	12,510
Conversion of 119,963 shares Class B Common Stock to Class A Common Stock	1	(1)	—	—	—	—	—
Conversion of 5,984,232 shares Series A-1 Preferred Stock to Class A Common Stock	60	—	399,329	—	—	—	399,389
Compensation cost related to stock-based compensation	—	—	16,951	—	—	—	16,951
Excess tax benefits from stock-based compensation	—	—	6,854	—	—	—	6,854
Value of treasury stock repurchased, 126,606 shares	—	—	—	—	—	(11,095)	(11,095)
Settlement of deferred stock awards, 4,859 shares	—	—	274	—	—	—	274
Noncontrolling interest - change in fair value (see Note 3)	—	—	(5,045)	—	—	—	(5,045)
Other	—	—	795	—	—	—	795
BALANCE, December 31, 2013	$646	$16	$1,303,796	$1,058,884	$6,089	$(220,361)	$2,149,070
Net income	—	—	—	260,755	—	—	260,755
Other comprehensive loss	—	—	—	—	(78,341)	—	(78,341)
Value of stock issued for stock-based compensation - 472,982 shares Class A Common Stock	4	—	11,815	—	—	—	11,819
Conversion of 588,504 shares Class B Common Stock to Class A Common Stock	6	(6)	—	—	—	—	—
Compensation cost related to stock-based compensation	—	—	12,819	—	—	—	12,819
Excess tax benefits from stock-based compensation	—	—	6,198	—	—	—	6,198
Value of treasury stock repurchased, 44,077 shares	—	—	—	—	—	(4,186)	(4,186)
Other	—	—	(154)	—	—	—	(154)
BALANCE, December 31, 2014	$656	$10	$1,334,474	$1,319,639	$(72,252)	$(224,547)	$2,357,980
Net income	—	—	—	225,037	—	—	225,037
Other comprehensive loss	—	—	—	—	(81,205)	—	(81,205)
Value of stock issued for stock-based compensation - 266,542 shares Class A Common Stock	3	—	6,826	—	—	—	6,829
Conversion of 227,347 shares Class B Common Stock to Class A Common Stock	2	(2)	—	—	—	—	—
Compensation cost related to stock-based compensation	—	—	14,421	—	—	—	14,421
Excess tax benefits from stock-based compensation	—	—	1,432	—	—	—	1,432
Value of treasury stock repurchased, 34,759 shares	—	—	—	—	—	(3,261)	(3,261)
TEU settlement of 3,539,240 shares Class A Common Stock	36	—	(36)	—	—	—	—
Other	—	—	(1,772)	—	—	—	(1,772)
BALANCE, December 31, 2015	$697	$8	$1,355,345	$1,544,676	$(153,457)	$(227,808)	$2,519,461
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 and 2013
(dollars in thousands)

	Years Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$225,037	$260,755	$271,296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	188,535	157,081	141,644
Stock-based compensation	14,649	12,858	16,951
Excess tax benefit from share-based compensation	(1,477)	(6,221)	(6,861)
Deferred income taxes	40,477	70,131	10,229
Net gain on sale of assets	(2,291)	(5,100)	(4,677)
Loss on settlement of foreign currency forward purchase contracts	18,686	—	—
Insurance proceeds received	—	5,527	11,053
Changes in operating assets and liabilities which provided/(used) cash, net of effect of acquisitions:
Accounts receivable, net	28,905	(39,107)	(47,780)
Materials and supplies	(4,073)	2,600	(1,839)
Prepaid expenses and other	7,462	17,451	3,304
Accounts payable and accrued expenses	(39,881)	14,703	16,383
Other assets and liabilities, net	(882)	786	3,801
Net cash provided by operating activities	475,147	491,464	413,504
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(371,504)	(331,499)	(249,318)
Grant proceeds from outside parties	41,742	27,980	33,913
Cash paid for acquisitions, net of cash acquired	(740,237)	(221,451)	—
Net payment from settlement of foreign currency forward purchase contracts related to an acquisition	(18,686)	—	—
Insurance proceeds for the replacement of assets	10,394	8,029	—
Proceeds from disposition of property and equipment	4,018	7,096	6,687
Net cash used in investing activities	(1,074,273)	(509,845)	(208,718)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term borrowings, including capital leases	(675,430)	(538,035)	(471,957)
Proceeds from issuance of long-term debt	1,261,640	543,300	262,651
Debt amendment/issuance costs	(9,622)	(3,880)	(2,773)
Dividends paid on Series A-1 Preferred Stock	—	—	(2,139)
Proceeds from employee stock purchases	6,829	11,819	12,510
Treasury stock acquisitions	(3,261)	(4,186)	(11,095)
Excess tax benefit from share-based compensation	1,477	6,221	6,861
Net cash provided by/(used in) financing activities	581,633	15,239	(205,942)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(6,293)	(7)	(740)
DECREASE IN CASH AND CASH EQUIVALENTS	(23,786)	(3,149)	(1,896)
CASH AND CASH EQUIVALENTS, beginning of year	59,727	62,876	64,772
CASH AND CASH EQUIVALENTS, end of year	$35,941	$59,727	$62,876
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
The Company owns or leases 120 freight railroads worldwide that are organized in 11 operating regions with 7,500 employees and more than 2,800 customers. The financial results of our 11 operating regions are reported in the following three distinct segments:

•
The Company's North American Operations segment includes nine operating regions that serve 41 U.S. states and four Canadian provinces. This segment includes 113 short line and regional freight railroads with more than 13,000 track-miles.

•
The Company's Australian Operations segment provides rail freight services in South Australia, the Northern Territory and New South Wales. Included in the Australian Operations segement is the 1,400-mile Tarcoola-to-Darwin rail line, which is the sole north-south rail carrier outside the coasts and primarily corridor intermodal and commodity freight.

•
The Company's U.K./European Operations segment includes the majority of Freightliner Group Limited (Freightliner), which the Company acquired in March 2015 (see Note 3, Changes in Operations). Freightliner is the United Kingdom's (U.K.) largest rail maritime intermodal operator and the U.K.'s second-largest rail freight company. The Company's U.K./European Operations segment also includes heavy-haul freight operations in Poland and Germany and cross-border intermodal services connecting Northern European seaports with key industrial regions throughout the continent.

The Company's subsidiaries provide rail service at more than 40 major ports in North America, Australia and Europe and perform contract coal loading and railcar switching for industrial customers. See Note 3, Changes in Operations, for descriptions of the Company's changes in operations in recent years.
The Company's railroads transport a wide variety of commodities. Revenues from the Company's 10 largest customers accounted for approximately 22%, 24% and 24% of the Company's operating revenues in 2015, 2014 and 2013, respectively.
When comparing the Company's results of operations from one reporting period to another, it is important to consider that the Company has historically experienced fluctuations in revenues and expenses due to acquisitions, changing economic conditions, commodity prices, competitive forces, changes in foreign currency exchange rates, rail network congestion, one-time freight moves, fuel price fluctuations, customer plant expansions and shut-downs, sales of property and equipment, derailments and weather-related conditions, such as hurricanes, cyclones, tornadoes, high winds, droughts, heavy snowfall, unseasonably hot or cold weather, freezing and flooding, among other factors. In periods when these events occur, the Company's results of operations are not easily comparable from one period to another. Finally, certain of the Company's railroads have commodity shipments that are sensitive to general economic conditions, global commodity prices and foreign exchange rates, such as steel products, iron ore, paper products and lumber and forest products and agricultural products, as well as product specific market conditions, such as the availability of lower priced alternative sources of power generation (coal) and energy commodity price differentials (crude oil). Other shipments are relatively less affected by economic conditions and are more closely affected by other factors, such as winter weather (salt) and seasonal rainfall (agricultural products). As a result of these and other factors, the Company's results of operations in any reporting period may not be directly comparable to the Company's results of operations in other reporting periods.

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
Revenue Recognition
The Company generates freight revenues from the haulage of freight by rail based on a per car, per container or per ton basis. Freight revenues are recognized proportionally as shipments move from origin to destination, with related expenses recognized as incurred.
The Company generates freight-related revenues from port terminal railroad operations and industrial switching (where the Company operates trains on a contract basis in facilities it does not own), as well as demurrage, storage, car hire, track access rights, transloading, crewing services, traction service (or hook and pull service that requires the Company to provide locomotives and drivers to move a customers' train between specified origin and destination points), and other ancillary revenues related to the movement of freight. Freight-related revenues are recognized as services are performed or as contractual obligations are fulfilled.
The Company generates all other revenues from third-party railcar and locomotive repairs, property rentals, railroad construction and other ancillary revenues not directly related to the movement of freight. All other revenues are recognized as services are performed or as contractual obligations are fulfilled.
Certain of the countries in which the Company operates have a tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer. The Company records these taxes on a net basis.
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
The Company depreciates its property and equipment using the straight-line method over the useful lives of the property and equipment. The following table sets forth the estimated useful lives of the Company's major classes of property and equipment:

	Estimated Useful Life (in Years)
	Minimum	Maximum
Property:
Buildings and leasehold improvements (subject to term of lease)	2	40
Bridges/tunnels/culverts	20	50
Track property	5	50

Equipment:
Computer equipment	2	10
Locomotives and railcars	2	30
Vehicles and mobile equipment	2	10
Signals and crossing equipment	4	30
Track equipment	2	20
Other equipment	2	20
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
Gains or losses on sales, including sales of assets removed during track and equipment upgrade projects, or losses incurred through other dispositions, such as unanticipated retirement or destruction, are credited or charged to net (gain)/loss on sale and impairment of assets within operating expenses. Gains are recorded when realized if the sale value exceeds the remaining carrying value of the respective property and equipment. If the estimated salvage value is less than the remaining carrying value, the Company records the loss incurred equal to the respective asset's carrying value less salvage value. There were no material losses incurred through other dispositions from unanticipated or unusual events for the years ended December 31, 2015, 2014 or 2013.
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

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Indefinite-Lived Intangible Assets
The Company reviews the carrying values of goodwill and identifiable intangible assets with indefinite lives at least annually to assess impairment since these assets are not amortized. The Company performs its annual impairment test as of November 30 of each year. No impairment was recognized for the years ended December 31, 2015, 2014 and 2013, as a result of our annual impairment test. Additionally, the Company reviews the carrying value of goodwill and any indefinite-lived intangible assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.
For goodwill, a two-step impairment model is used. The first step compares the fair value of a respective reporting unit with its carrying amount, including goodwill. The second step measures the goodwill impairment loss as the excess of recorded goodwill over its implied fair value. For indefinite-lived intangible assets, if the carrying amount of the asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. The determination of fair value involves significant management judgment including assumptions about operating results, business plans, income projections, anticipated future cash flows and market data. Impairment losses are expensed when incurred and are charged to net (gain)/loss on sale and impairment of assets within operating expenses.
Amortizable Intangible Assets
The Company performs an impairment test on amortizable intangible assets when specific impairment indicators are present. The Company has amortizable intangible assets valued primarily as operational network rights, service agreements, customer contracts or relationships and track access agreements. These intangible assets are generally amortized on a straight-line basis over the expected economic longevity of the facility served, the customer relationship, or the length of the contract or agreement including expected renewals.
Derailment and Property Damages, Personal Injuries and Third-Party Claims
The Company maintains global liability and property insurance coverage to mitigate the financial risk of providing rail and rail-related services. The Company's liability policies cover railroad employee injuries, personal injuries associated with grade crossing accidents and other third-party claims associated with the Company's operations. Damages associated with sudden releases of hazardous materials, including hazardous commodities transported by rail, and expenses related to evacuation as a result of a railroad accident are also covered under the liability policies. The Company's liability policies currently have self-insured retentions of up to $2.5 million per occurrence. The Company's property policies cover property and equipment that the Company owns, as well as property in the Company's care, custody and control. The Company's property policies currently have various self-insured retentions, which vary based on the type and location of the incident, that are currently up to $1.0 million per occurrence, except in Australia where the Company's self-insured retention for property damage due to a cyclone or flood is A$2.5 million. The property policies also provide business interruption insurance arising from covered events. The self-insured retentions under the policies may change with each annual insurance renewal depending on the Company's loss history, the size and make-up of the Company and general insurance market conditions.
The Company also maintains ancillary insurance coverage for other risks associated with rail and rail-related services, including insurance for employment practices, directors' and officers' liability, workers' compensation, pollution, auto claims, crime and road haulage liability, among others.
Accruals for claims are recorded in the period when such claims are determined to be probable and estimable. These estimates are updated in future periods as information develops.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Stock-Based Compensation
The Compensation Committee of the Company's Board of Directors (Compensation Committee) has discretion to determine grantees, grant dates, amounts of grants, vesting and expiration dates for stock-based compensation awarded to the Company's employees under the Company's Third Amended and Restated 2004 Omnibus Incentive Plan (the Omnibus Plan). The Omnibus Plan permits the issuance of stock options, restricted stock, restricted stock units and any other form of award established by the Compensation Committee, in each case consistent with the Omnibus Plan's purpose. Under the terms of the awards, equity grants for employees generally vest over three years and equity grants for directors vest over their respective remaining terms as directors.
The grant date fair value of non-vested shares, less estimated forfeitures, is recorded to compensation expense on a straight-line basis over the vesting period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model and compensation expense is recorded over the requisite service period on a straight-line basis. Two assumptions in the Black-Scholes pricing model require management judgment: the life of the option and the volatility of the stock price over the life of the option. The assumption for the life of the option is based on historical experience and is estimated for each grant. The assumption for the volatility of the stock is based on a combination of historical and implied volatility. The fair value of the Company's restricted stock and restricted stock units is based on the closing market price of the Company's Class A Common Stock on the date of grant. The grant date fair value of performance-based restricted stock units is estimated on the date of grant using the Monte Carlo simulation model and straight-line amortization of compensation expense is recorded over the requisite service period of the grant. Three assumptions in the Monte Carlo simulation model require management judgment: volatility of the Company's Class A Common Stock, volatility of the stock of the members of the two peer groups and the correlation coefficients between the Company's stock price and the stock price of the peer groups. Volatility is based on a combination of historical and implied volatility. The correlation coefficients are calculated based upon the historical price data used to calculate the volatilities.
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
Risks and Uncertainties
Slower growth, an economic recession, significant changes in commodity prices or regulation that affects the countries where the Company operates or their imports and exports could negatively impact the Company's business. The Company is required to assess for potential impairment of non-current assets whenever events or changes in circumstances, including economic circumstances, indicate that the respective asset's carrying amount may not be recoverable. A decline in current macroeconomic or financial conditions could have a material adverse effect on the Company's results of operations, financial condition and liquidity.
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
Headquartered in London, England, Freightliner is an international freight rail operator with operations in the U.K., Poland, Germany, the Netherlands and Australia. Freightliner's principal business is located in the U.K., where it is the largest maritime intermodal operator and the second largest freight rail operator, providing service throughout England, Scotland and Wales. In Continental Europe, Freightliner Poland primarily serves aggregates and coal customers in Poland. In addition, Freightliner's ERS subsidiary, based in Rotterdam, provides cross-border intermodal services connecting the northern European ports of Rotterdam, Bremerhaven and Hamburg to key cities in Germany, Poland, Italy and beyond. In Australia, Freightliner currently transports coal and containerized agricultural products for its customers in New South Wales. As of the acquisition date, Freightliner employed approximately 2,500 people worldwide and had a fleet of primarily leased equipment of approximately 250 standard gauge locomotives, including approximately 45 electric locomotives, and 5,500 railcars.
The Company funded the acquisition with borrowings under the Company's Second Amended and Restated Senior Secured Syndicated Credit Facility Agreement, as amended (the Credit Agreement) (see Note 8, Long-Term Debt) and available cash. The foreign exchange rate used to translate the total consideration to United States dollars was $1.49 for one British pound (GBP), the exchange rate on March 25, 2015. The calculation of the total consideration for the Freightliner acquisition is presented below (amounts in thousands):

	GBP	USD
Cash consideration	£492,083	$733,006
Deferred consideration	24,200	36,048
Total consideration	£516,283	$769,054

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 25, 2015, the Company recorded a contingent liability within other long-term liabilities of £24.2 million (or $36.0 million at the exchange rate on March 25, 2015). This contingent liability represents the aggregate fair value of the shares transferred to the Company by the Management Shareholders representing an economic interest of approximately 6% on the acquisition date at the Freightliner acquisition price per share, in exchange for the right to receive cash consideration for the representative economic interest in the future (deferred consideration). The Company will recalculate the estimated fair value of the deferred consideration in each reporting period until it is paid in full by using a contractual formula designed to estimate the economic value of the Management Shareholders' retained interest in a manner consistent with that used to derive the Freightliner acquisition price per share on the acquisition date. Accordingly, a change in the fair value of the deferred consideration could have a material effect on the Company's results of operations for the period in which a change in estimate occurs. As of December 31, 2015, there was no change in the estimated fair value of the deferred consideration (see Note 10, Fair Value of Financial Instruments), resulting in no change to the contingent liability. The Company expects to recognize future changes in the contingent liability for the estimated fair value of the deferred consideration through other expenses within the Company's consolidated statement of operations. These future changes in the estimated fair value of the deferred consideration are not expected to be deductible for tax purposes. Each of the Management Shareholders may elect to receive one third of their respective deferred consideration valued as of March 31, 2018, 2019 and 2020. Any remaining portion of the deferred consideration will be valued as of March 31, 2020 and paid by the end of 2020.
The results of operations from Freightliner have been included in the Company's consolidated statement of operations since the March 25, 2015 acquisition date. The results of Freightliner's U.K. and Continental Europe operations are included in the Company's U.K./European Operations segment and the results of Freightliner's Australia operations are included in the Company's Australian Operations segment (see Note 18, Segment and Geographic Area Information). Freightliner contributed $531.3 million of total revenues and $33.4 million of income from operations to the Company's consolidated results since the March 25, 2015 acquisition date. The Company incurred $12.6 million of acquisition costs and $2.6 million of integration costs associated with Freightliner during the year ended December 31, 2015, which were included within other expenses in the Company's consolidated statement of operations. In addition, the Company recorded a loss of $18.7 million on the settlement of foreign currency forward purchase contracts during the year ended December 31, 2015, which were entered into in contemplation of the Freightliner acquisition (see Note 9, Derivative Financial Instruments).
The Company accounted for the acquisition as a business combination using the acquisition method of accounting under U.S. GAAP. The acquired assets and liabilities of Freightliner were recorded at their acquisition-date fair values and were consolidated with those of the Company as of the acquisition date. The foreign exchange rate used to translate the balance sheet to United States dollars was $1.49 for one British pound.
The following acquisition-date fair values were assigned to the acquired net assets (amounts in thousands):

	GBP	USD
Cash and cash equivalents	£30,030	$44,733
Accounts receivable	55,530	82,717
Materials and supplies	9,740	14,509
Prepaid expenses and other	19,156	28,535
Property and equipment	198,730	296,028
Goodwill	145,190	216,275
Intangible assets	392,233	584,270
Other assets	179	267
Total assets	850,788	1,267,334
Current portion of long-term debt	17,119	25,500
Accounts payable and accrued expenses	105,531	157,201
Long-term debt, less current portion	67,057	99,888
Deferred income tax liabilities, net	82,137	122,351
Other long-term liabilities	62,661	93,340
Net assets	£516,283	$769,054

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following acquisition-date fair values were assigned to the intangible assets (amounts in thousands):

	GBP	USD	Weighted Average Amortization Period (in years)
Operational network rights	£324,000	$482,630	100
Customer relationships	57,000	84,907	18
Trade names/trademarks	9,200	13,704	40
Favorable operating leases	2,033	3,029	5
Total intangible assets	£392,233	$584,270
The amortizable operational network rights the Company acquired from Freightliner have remaining contractual terms spanning up to 123 years. In addition, the Company assigned £145.2 million (or $216.3 million at the exchange rate on March 25, 2015) to goodwill in its final allocation. The goodwill will not be deductible for tax purposes.
Included in the £17.1 million (or $25.5 million at the exchange rate on March 25, 2015) current portion of long-term debt assumed was a £16.5 million (or $24.5 million at the exchange rate on March 25, 2015) capital lease liability assumed by the Company. In addition, the £67.1 million (or $99.9 million at the exchange rate on March 25, 2015) of long-term debt, less current portion, represents a long-term capital lease liability assumed by the Company. Freightliner enters into operating and capital leases for railcars, locomotives and other equipment as well as real property. In addition, the Company assumed bank guarantees of the acquired entities of €3.4 million (or $3.7 million at the exchange rate on March 25, 2015) and £2.5 million (or $3.6 million at the exchange rate on March 25, 2015) primarily associated with credit and payment guarantees.
The Company assumed a net pension liability of £57.2 million (or $85.2 million at the exchange rate on March 25, 2015) as of the acquisition date, of which, £51.0 million (or $76.0 million at the exchange rate on March 25, 2015) was included in other long-term liabilities and £6.2 million (or $9.2 million at the exchange rate on March 25, 2015) was included in accounts payable and accrued expenses. See Note 11, U.K. Pension Plan, for additional information regarding the Company's U.K. pension program.
Pro Forma Financial Results (Unaudited)
The following table summarizes the Company's unaudited pro forma operating results for the years ended December 31, 2015 and 2014 as if the acquisition of Freightliner had been consummated as of January 1, 2014. The following pro forma financial information does not include the impact of any costs to integrate the operations or the impact of derivative instruments that the Company has entered into or may enter into to mitigate foreign currency or interest rate risk (dollars in thousands, except per share amounts):

	December 31,
	2015	2014
Operating revenues	$2,157,020	$2,417,709
Net income	$248,922	$316,459
Basic earnings per common share	$4.39	$5.72
Diluted earnings per common share	$4.30	$5.55

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited pro forma operating results include historical operating results of Freightliner adjusted, net of tax, for depreciation and amortization expense based on the fair values of the acquired property and equipment and amortizable intangible assets, the inclusion of interest expense related to borrowings used to fund the acquisition, the amortization of debt issuance costs related to the Company's entry into the Credit Agreement and the elimination of Freightliner's interest expense related to debt not assumed in the acquisition. Since the pro forma financial results assume the acquisition was consummated on January 1, 2014, the 2015 unaudited pro forma operating results for the year ended December 31, 2015 excluded $12.6 million ($9.5 million, net of tax) of costs incurred by the Company related to the acquisition of Freightliner, $12.2 million ($9.1 million, net of tax) of transaction-related costs incurred by Freightliner and an $18.7 million ($11.6 million, net of tax) loss on settlement of foreign currency forward purchase contracts directly attributable to the acquisition of Freightliner. The 2014 unaudited pro forma operating results for the year ended December 31, 2014 included $12.6 million ($9.5 million, net of tax) of costs incurred by the Company related to the acquisition of Freightliner and $15.9 million ($11.9 million, net of tax) of transaction-related costs incurred by Freightliner. In addition, the 2014 unaudited pro forma operating results include $53.7 million ($48.8 million, net of tax) from a gain on disposal of lease rights by Freightliner that the Company does not believe qualifies for elimination under the treatment and presentation of pro forma financial results.
Prior to the acquisition, Freightliner's fiscal year was based on a 52/53 week period ending on the nearest Saturday on or before March 31. Since Freightliner and the Company had different fiscal year end dates, the unaudited pro forma operating results were prepared based on comparable periods. The unaudited pro forma operating results for the year ended December 31, 2015 were based upon the Company's consolidated statement of operations for the twelve months ended December 31, 2015 and Freightliner's historical operating results for the 12 weeks ended March 28, 2015, adjusted for the five days already included in the Company's first quarter results. The foreign exchange rate used to translate Freightliner's historical operating results to United States dollars was $1.51 for one British pound (which was calculated based on average daily exchange rates during three month period ended March 31, 2015). The unaudited pro forma operating results for the year ended December 31, 2014 were based upon the Company's consolidated statement of operations for the twelve months ended December 31, 2014 and Freightliner's historical operating results for the 48 weeks ended December 5, 2014. The foreign exchange rate used to translate Freightliner's operating results to United States dollars was $1.58 for one British pound for the three months ended December 31, 2014, $1.67 for one British pound for the three months ended September 30, 2014, $1.68 for the three months ended June 30, 2014 and $1.66 for one British pound for the three months ended March 31, 2014 (which were calculated based on average daily exchange rates during each of the respective periods).
The pro forma financial information does not purport to be indicative of the results that actually would have been obtained had the transactions been completed as of January 1, 2014 and for the periods presented and are not intended to be a projection of future results or trends.
United States
Pinsly's Arkansas Division: On January 5, 2015, the Company completed the acquisition of certain subsidiaries of Pinsly Railroad Company (Pinsly) that constituted Pinsly's Arkansas Division (Pinsly Arkansas) for $41.3 million in cash. The Company funded the acquisition with borrowings under the Company's Amended and Restated Senior Secured Syndicated Credit Facility Agreement (the Prior Credit Agreement). The results of operations from Pinsly Arkansas have been included in the Company's consolidated statements of operations since the acquisition date within the Company's North American Operations segment. Pinsly contributed $14.5 million of total revenues and $2.6 million of income from operations to the Company's consolidated results since the acquisition date.
Headquartered in Jones Mill, Arkansas, Pinsly Arkansas serves the Hot Springs and Little Rock areas, as well as the southwestern and southeastern portions of Arkansas and includes: (1) Arkansas Midland Railroad Company, Inc. (AKMD), which is comprised of seven non-contiguous branch lines; (2) The Prescott and Northwestern Railroad Company (PNW); (3) Warren & Saline River Railroad Company (WSR); and (4) two Arkansas transload operations. Operations are comprised of 137 miles of owned and leased track, 77 employees and 16 locomotives. The railroads currently haul approximately 35,000 carloads per year and serve a diverse customer base in industries including aluminum, forest products, aggregates, energy and carton board.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rapid City, Pierre & Eastern Railroad, Inc.: On May 30, 2014, the Company's new subsidiary, Rapid City, Pierre & Eastern Railroad, Inc. (RCP&E), purchased the assets comprising the western end of Canadian Pacific Railway Limited's (CP) Dakota, Minnesota & Eastern Railroad Corporation (DM&E) rail line for a cash purchase price of $218.6 million, including the purchase of materials and supplies, railcars, equipment and vehicles. RCP&E commenced freight service on the line on June 1, 2014. The results of operations from RCP&E have been included in the Company's consolidated statement of operations since the acquisition date within the Company's North American Operations segment. RCP&E contributed $69.9 million of total revenues and $17.2 million of income from operations to the Company's consolidated results since the acquisition date.
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

Amount
Materials and supplies	$3,621
Prepaid expenses and other	116
Property and equipment	217,032
Deferred income tax assets	325
Total assets	221,094
Current portion of long-term debt	1,121
Accounts payable and accrued expenses	108
Long-term debt, less current portion	1,260
Net assets	$218,605
Australia
Arrium Limited: Between 2011 and 2014, the Company's subsidiary, Genesee & Wyoming Australia Pty Ltd (GWA) invested a total of A$78.0 million (or $77.7 million at the exchange rates on the dates the spending occurred) to purchase locomotives and railcars, as well as to construct a standard gauge rolling-stock maintenance facility to support iron ore shipments from Arium's Southern Iron mine and Whyalla-based operations, which include the Middleback Range iron ore mines and the Whyalla steelworks.
Arrium mothballed its Southern Iron mine in April 2015, citing the significant decline in the price of iron ore, while the mines in the Middleback Range continued to operate. During 2015, GWA carried approximately 8,300 carloads of iron ore from the Southern Iron mine and, in total, generated approximately A$83 million in freight and freight-related revenues (or approximately $62 million, at the average exchange rate for the year ended December 31, 2015) under the fixed and variable payment structure that is customary in large contracts in Australia. GWA expects to receive only the fixed portion of the revenue following the mothballing of the Southern Iron mine and both the fixed and variable portion from the Whyalla-based operations. GWA could lose some or all of this revenue if Arrium continues to suffer from declines in commodity prices or other economic and financial conditions. In February 2016, Arrium announced a recapitalization plan with GSO Capital Partners LP. The recapitalization plan is subject to a variety of closing conditions, including approval by Arrium’s existing lenders, as well as regulatory and other approvals.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. EARNINGS PER COMMON SHARE:
The following table sets forth the computation of basic and diluted earnings per common share (EPS) for the years ended December 31, 2015, 2014 and 2013 (in thousands, except per share amounts):

	2015	2014	2013
Numerators:
Net income attributable to Genesee & Wyoming Inc. common stockholders	$225,037	$260,755	$271,296
Less: Series A-1 Preferred Stock dividend	—	—	2,139
Net income available to common stockholders	$225,037	$260,755	$269,157
Denominators:
Weighted average Class A common shares outstanding -Basic	56,734	55,305	53,788
Weighted average Class B common shares outstanding	884	1,305	1,675
Dilutive effect of employee stock-based awards	230	362	494
Dilutive effect of Series A-1 Preferred Stock	—	—	722
Weighted average shares - Diluted	57,848	56,972	56,679
Earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:
Basic earnings per common share	$3.97	$4.71	$5.00
Diluted earnings per common share	$3.89	$4.58	$4.79
Weighted average Class B common shares outstanding, common shares issuable under the assumed exercise of stock-based awards computed based on the treasury stock method and Series A-1 Preferred Stock were the only reconciling items between the Company's basic and diluted weighted average shares outstanding.
The total potential issuable common shares outstanding, which include options, restricted stock units and performance-based restricted stock units, used to calculate weighted average share equivalents for diluted EPS as of December 31, 2015, 2014 and 2013, was as follows (in thousands):

	2015	2014	2013
Potential issuable common shares used to calculate weighted average share equivalents	1,280	1,063	1,063
The following total number of shares of Class A Common Stock issuable under the assumed exercises and lapse of stock-based awards computed based on the treasury stock method were excluded from the calculation of diluted EPS, as the effect of including these shares would have been anti-dilutive (in thousands):

	2015	2014	2013
Anti-dilutive shares	716	319	105
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

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Share Repurchase
On September 29, 2015, the Company's Board of Directors (the Board) authorized the repurchase of up to $300.0 million of the Company's Class A Common Stock, subject to certain limitations. See Note 8, Long-Term Debt for additional information. During 2015, the Company repurchased no shares of Class A Common Stock under this authorization.
Offerings
On September 19, 2012, the Company completed a public offering of 3,791,004 shares of Class A Common Stock at $64.75 per share, which included 525,000 shares issued as a result of the underwriters' exercise of their over-allotment option. The Company also completed a public offering of 2,300,000 Tangible Equity Units (TEUs), which included 300,000 TEUs issued as a result of the underwriters' exercise of their over-allotment option, with a stated amount of $100 per unit on September 19, 2012.
Each TEU consisted of a prepaid stock purchase contract (Purchase Contract) and a senior amortizing note due October 1, 2015 (Amortizing Note) issued by the Company. On October 1, 2015, the Company settled the prepaid stock purchase contract component of the TEUs with the delivery of 3,539,240 shares of its Class A Common Stock. Accordingly, the 3,539,240 shares were included in the Company's weighted average Class A common shares outstanding - basic and diluted for the year ended December 31, 2015. In accordance with the original terms of the TEUs, the remaining balance of the amortizing note component of the TEUs was also settled on October 1, 2015 for a total cash payment of $2.8 million.
The Company's basic and diluted EPS calculations for the years ended December 31, 2014 and 2013 included 2,841,650 shares to reflect the weighted average shares issuable upon settlement of the prepaid stock purchase contract component of the TEUs. For purposes of determining the number of shares included in the calculation, the Company used the market price of its Class A Common Stock at the period end date.
Series A-1 Preferred Stock Converted into Common Stock on February 13, 2013
On October 1, 2012, the Company completed the issuance of 350,000 shares of Series A-1 Preferred Stock at an issuance price of $1,000.00 per share for $349.4 million, net of issuance costs, to affiliates of Carlyle Partners V, L.P. (collectively, Carlyle) pursuant to an Investment Agreement entered into by the Company and Carlyle in conjunction with the Company's announcement on July 23, 2012 of its plan to acquire RailAmerica in order to partially fund the acquisition. On February 13, 2013, the Company exercised its option to convert all of the outstanding Series A-1 Preferred Stock into 5,984,232 shares of the Company's Class A Common Stock.
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

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of February 12, 2013, the closing price of the Company's Class A Common Stock had exceeded $76.03 for 30 consecutive trading days. As a result, on February 13, 2013, the Company exercised its option to convert all of the Series A-1 Preferred Stock as described above into 5,984,232 shares of the Company's Class A Common Stock. On the conversion date, the Company also paid to Carlyle cash in lieu of fractional shares and all accrued and unpaid dividends on the Series A-1 Preferred Stock totaling $2.1 million. In November 2013, Carlyle sold all of these outstanding shares of the Company's Class A Common Stock in a public offering. For the year ended December 31, 2013, the Company used the if-converted method when calculating diluted EPS.
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
Accounts receivable consisted of the following at December 31, 2015 and 2014 (dollars in thousands):

	2015	2014
Accounts receivable - trade	$339,100	$304,087
Accounts receivable - grants from outside parties	22,997	32,076
Accounts receivable - insurance and other third-party claims	26,574	26,941
Total accounts receivable	388,671	363,104
Allowance for doubtful accounts	(6,213)	(5,826)
Accounts receivable, net	$382,458	$357,278
Included in accounts receivable, net as of December 31, 2015 was $95.5 million (or £64.8 million) of Freightliner's accounts receivable, based on the exchange rate at December 31, 2015.
Grants from Outside Parties
The Company periodically receives grants for the upgrade and construction of rail lines and upgrades of locomotives from federal, provincial, state and local agencies in the United States and provinces in Canada in which the Company operates. These grants typically reimburse the Company for 50% to 100% of the actual cost of specific projects. In total, the Company received grant proceeds of $41.7 million, $28.0 million and $33.9 million for the years ended December 31, 2015, 2014 and 2013, respectively, from such grant programs. The proceeds were presented as cash inflows from investing activities within each of the applicable periods.
None of the Company's grants represents a future liability of the Company unless the Company abandons the rehabilitated or new track structure within a specified period of time or fails to maintain the upgraded or new track to certain standards, fails to make certain minimum capital improvements or ceases use of the locomotives within the specified geographic area and time period, in each case, as defined in the applicable grant agreement. As the Company intends to comply with the requirements of these agreements, the Company has recorded additions to track property and locomotives and has deferred the amount of the grants. The amortization of deferred grants is a non-cash offset to depreciation expense over the useful lives of the related assets.
The following table sets forth the offset to depreciation expense from the amortization of deferred grants recorded by the Company during the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	2015	2014	2013
Amortization of deferred grants	10,691	10,364	9,343

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Insurance and Third-Party Claims
Accounts receivable from insurance and other third-party claims at December 31, 2015 included $12.8 million from the Company's North American Operations, $8.1 million from the Company's Australian Operations and $5.7 million from the Company's U.K./European Operations. The balance from the Company's North American Operations resulted predominately from the Company's anticipated insurance recoveries associated with a derailment in Alabama (the Aliceville Derailment) in November 2013 and a trestle fire in Oregon in August 2015. The majority of the balance from the Company's Australian Operations resulted from the Company's anticipated insurance recoveries associated with derailments in Australia in 2012. The balance from the Company's U.K./European Operations resulted primarily from the Company's anticipated insurance recoveries associated with a rail-related collision in Germany in 2014 that occurred prior to the Company's acquisition of Freightliner. The Company received proceeds from insurance totaling $10.4 million, $13.6 million and $11.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Allowance for Doubtful Accounts
Activity in the Company's allowance for doubtful accounts for the years ended December 31, 2015, 2014 and 2013 was as follows (dollars in thousands):

	2015	2014	2013
Balance, beginning of year	$5,826	$3,755	$2,693
Provisions	7,512	5,191	2,741
Charges	(7,125)	(3,120)	(1,679)
Balance, end of year	$6,213	$5,826	$3,755
The Company's business is subject to credit risk. There is a risk that a customer or counterparty will fail to meet its obligations when due. Customers and counterparties who owe the Company money have defaulted and may continue to default on their obligations to the Company due to bankruptcy, lack of liquidity, operational failure or other reasons. For interline traffic, one railroad typically invoices a customer on behalf of all railroads participating in the route. The invoicing railroad then pays the other railroads their portion of the total amount invoiced on a monthly basis. When the Company is the invoicing railroad, it is exposed to customer credit risk for the total amount invoiced and is required to pay the other railroads participating in the route even if the Company is not paid by the customer. Although the Company has procedures for reviewing its receivables and credit exposures to specific customers and counterparties to address present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee. Some of the Company's risk management methods depend upon the evaluation of information regarding markets, customers or other matters that are not publicly available or otherwise accessible by the Company and this information may not, in all cases, be accurate, complete, up-to-date or properly evaluated. As a result, unexpected credit exposures could adversely affect the Company's consolidated results of operations, financial condition and liquidity.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. PROPERTY AND EQUIPMENT AND LEASES:
Property and Equipment
Major classifications of property and equipment as of December 31, 2015 and 2014 were as follows (dollars in thousands):

	2015
	Gross Book Value	Accumulated Depreciation	Net Book Value
Property:
Land and land improvements	$648,498	$—	$648,498
Buildings and leasehold improvements	238,272	(32,624)	205,648
Bridges/tunnels/culverts	662,287	(85,040)	577,247
Track property	2,508,100	(403,778)	2,104,322
Total property	4,057,157	(521,442)	3,535,715
Equipment:
Computer equipment	18,633	(11,709)	6,924
Locomotives and railcars	653,077	(173,214)	479,863
Vehicles and mobile equipment	65,241	(34,656)	30,585
Signals and crossing equipment	69,315	(30,754)	38,561
Track equipment	28,440	(11,628)	16,812
Other equipment	73,405	(13,846)	59,559
Total equipment	908,111	(275,807)	632,304
Construction-in-process	47,044	—	47,044
Total property and equipment	$5,012,312	$(797,249)	$4,215,063

	2014
	Gross Book Value	Accumulated Depreciation	Net Book Value
Property:
Land and land improvements	$582,383	$—	$582,383
Buildings and leasehold improvements	126,860	(22,719)	104,141
Bridges/tunnels/culverts	636,605	(60,771)	575,834
Track property	2,350,647	(357,969)	1,992,678
Total property	3,696,495	(441,459)	3,255,036
Equipment:
Computer equipment	13,997	(8,352)	5,645
Locomotives and railcars	531,948	(145,073)	386,875
Vehicles and mobile equipment	54,419	(31,209)	23,210
Signals and crossing equipment	65,581	(22,408)	43,173
Track equipment	27,073	(9,019)	18,054
Other equipment	29,532	(16,017)	13,515
Total equipment	722,550	(232,078)	490,472
Construction-in-process	42,974	—	42,974
Total property and equipment	$4,462,019	$(673,537)	$3,788,482

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Construction-in-process consisted primarily of costs associated with equipment purchases and track and equipment upgrades. Major classifications of construction-in-process as of December 31, 2015 and 2014 were as follows (dollars in thousands):

	2015	2014
Property:
Buildings and leasehold improvements	$2,097	$1,312
Bridges/tunnels/culverts	39	4,082
Track property	24,962	24,078
Equipment:
Locomotives and railcars	12,875	11,170
Other equipment	7,071	2,332
Total construction-in-process	$47,044	$42,974
Track property upgrades typically involve the substantial replacement of rail, ties and/or other track material. Locomotive upgrades generally consist of major mechanical enhancements to the Company's existing locomotive fleet. Upgrades to the Company's railcars typically include rebuilding of car body structures and/or converting to an alternative type of railcar.
Depreciation expense for the years ended December 31, 2015, 2014 and 2013 totaled $159.1 million, $135.0 million and $119.2 million, respectively.
The Company's credit agreement is collateralized by a substantial portion of the Company's real and personal property assets of its domestic subsidiaries that have guaranteed the United States obligations under the credit agreement and a substantial portion of the personal property assets of its foreign subsidiaries that have guaranteed the foreign obligations under the credit agreement. See Note 8, Long-Term Debt, for more information on the Company's credit agreements.
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
The number of railcars and locomotives leased by the Company as of December 31, 2015 and 2014 was as follows:

	December 31,
	2015	2014
Railcars	21,819	18,583
Locomotives	333	162
The Company's operating lease expense for equipment and real property leases and expense for the use of other railroad and other third parties' track for the years ended December 31, 2015, 2014 and 2013 was as follows (dollars in thousands):

	2015	2014	2013
Equipment	$82,853	$29,462	$32,050
Real property	$11,715	$8,361	$8,062
Trackage rights	$78,140	$53,783	$50,911

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is a party to several lease agreements with Class I carriers and other third parties to operate over various rail lines in North America, with varied expirations. Certain of these lease agreements have annual lease payments, which are included in the operating lease section of the schedule of future minimum lease payments shown below as well as the trackage rights expense in the table above. Revenues from railroads that the Company leases from Class I carriers and other third parties collectively accounted for approximately 7.4% of the Company's 2015 total operating revenues. Leases from Class I railroads and other third parties that are subject to expiration in each of the next 10 years represent less than 2% of the Company's annual revenues in the year of expiration based on the Company's operating revenues for the year ended December 31, 2015.
The following is a summary of future minimum lease payments under capital leases and operating leases as of December 31, 2015 (dollars in thousands):

	Capital	Operating	Total
2016	$24,841	$112,230	$137,071
2017	18,935	93,761	112,696
2018	10,398	81,471	91,869
2019	9,827	64,122	73,949
2020	16,672	50,601	67,273
Thereafter	43,738	304,819	348,557
Total minimum payments	$124,411	$707,004	$831,415
7. INTANGIBLE ASSETS, OTHER ASSETS AND GOODWILL:
Intangible Assets
Intangible assets as of December 31, 2015 and 2014 were as follows (dollars in thousands):

	2015
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Weighted Average Amortization Period (in Years)
Intangible assets:
Amortizable intangible assets:
Operational network rights	$477,706	$(3,693)	$474,013	100
Track access agreements	415,348	(57,751)	357,597	43
Customer contracts and relationships	259,897	(35,405)	224,492	30
Service agreements	37,622	(16,213)	21,409	28
Trade names/trademarks	13,327	(268)	13,059	40
Favorable operating leases	2,972	(590)	2,382	5
Total amortizable intangible assets	$1,206,872	$(113,920)	$1,092,952	62
Non-amortizable intangible assets:
Perpetual track access agreements			35,891
Operating license			109
Total intangible assets, net			$1,128,952

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2014
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Weighted Average Amortization Period (in Years)
Intangible assets:
Amortizable intangible assets:
Track access agreements	$424,835	$(46,367)	$378,468	43
Customer contracts and relationships	177,179	(26,738)	150,441	36
Service agreements	37,622	(14,880)	22,742	28
Total amortizable intangible assets	$639,636	$(87,985)	$551,651	40
Non-amortizable intangible assets:
Perpetual track access agreements			35,891
Operating license			121
Total intangible assets, net			$587,663

The Company expenses costs incurred to renew or extend the term of its track access agreements.

In the purchase price allocation of Freightliner, the Company assigned the following fair values to amortizable intangible assets: £324.0 million to operational network rights, £57.0 million to customer contracts and relationships, £9.2 million to trademark/trade names and £2.0 million to amortizable favorable operating leases. See Note 3, Changes in Operations, for additional information on these amortizable intangible assets.
The perpetual track access agreements on one of the Company's railroads have been determined to have an indefinite useful life and, therefore, are not subject to amortization.
For the years ended December 31, 2015, 2014 and 2013, the aggregate amortization expense associated with intangible assets was $29.4 million, $22.0 million and $22.5 million, respectively. The Company estimates the future aggregate amortization expense related to its intangible assets as of December 31, 2015 will be as follows for the periods presented (dollars in thousands):

Amount
2016	$31,028
2017	30,894
2018	29,466
2019	25,112
2020	24,755
Thereafter	951,697
Total	$1,092,952
Other Assets
Other assets as of December 31, 2015 and 2014 were as follows (dollars in thousands):

	2015
	Gross Carrying Amount	Accumulated Amortization	Other Assets, Net	Weighted Average Amortization Period (in Years)
Other assets:
Deferred financing costs	$28,248	$(4,740)	$23,508	4
Other assets	22,836	—	22,836	0
Total other assets, net	$51,084	$(4,740)	$46,344

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2014
	Gross Carrying Amount	Accumulated Amortization	Other Assets, Net	Weighted Average Amortization Period (in Years)
Other assets:
Deferred financing costs	$27,158	$(4,261)	$22,897	4
Other assets	16,970	—	16,970	0
Total other assets, net	$44,128	$(4,261)	$39,867
For the years ended December 31, 2015, 2014 and 2013, the Company amortized $7.6 million, $12.2 million and $10.2 million, respectively, of deferred financing costs as an adjustment to interest expense. Deferred financing costs are amortized as an adjustment to interest expense over the terms of the related debt using the effective-interest method for the term debt and the straight-line method for the revolving credit facility portion of debt. The 2015 amortization amount included $2.0 million associated with the write-off of deferred financing fees as a result of the March 2015 refinancing of the Company's credit agreement. The 2014 amortization amount included $4.6 million associated with the write-off of deferred financing fees as a result of the May 2014 refinancing of the Company's credit agreement, see Note 8, Long-Term Debt, for additional information regarding the Company's credit agreement. The 2013 amortization amount included $0.5 million associated with the write-off of deferred financing costs as a result of the prepayment of the remaining balance on the Company's Canadian term loan.
As of December 31, 2015, the Company estimated the future interest expense related to amortization of its deferred financing costs will be as follows for the periods presented (dollars in thousands):

Amount
2016	$5,987
2017	5,798
2018	5,547
2019	5,110
2020	1,066
Total	$23,508
Goodwill
The changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014 were as follows (dollars in thousands):

	December 31, 2015
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Balance at beginning of period	$615,403	$—	$13,412	$628,815
Goodwill acquired	920	42,312	172,821	216,053
Acquisition accounting adjustments	(6,895)	—	—	(6,895)
Currency translation adjustment	(4,194)	(3,000)	(4,204)	(11,398)
Balance at end of period	$605,234	$39,312	$182,029	$826,575

	December 31, 2014
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Balance at beginning of period	$615,228	$—	$15,234	$630,462
Goodwill acquired	2,409	—	—	2,409
Acquisition accounting adjustments	295	—	—	295
Currency translation adjustment	(2,529)	—	(1,822)	(4,351)
Balance at end of period	$615,403	$—	$13,412	$628,815

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The acquired goodwill for the year ended December 31, 2015 is related to the acquisition of Freightliner. See Note 3, Changes in Operations, for additional information regarding the Freightliner acquisition.
8. LONG-TERM DEBT:
Long-term debt consisted of the following as of December 31, 2015 and 2014 (dollars in thousands):

	2015	2014
Credit agreement with variable interest rates (weighted average of 2.60% and 1.92% before impact of interest rate swaps at December 31, 2015 and 2014, respectively) due 2020	$2,177,724	$1,584,044
Amortizing Notes component of TEUs settled on October 1, 2015	—	11,184
Other debt and capital leases	127,535	20,221
Long-term debt	2,305,259	1,615,449
Less: current portion	81,953	67,398
Long-term debt, less current portion	$2,223,306	$1,548,051
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
At the Company's election, at the time of entering into specific borrowings, interest on borrowings is calculated under a "Base Rate" or "LIBOR/BBR Rate." LIBOR is the London Interbank Offered Rate. BBR is the Bankers Buyers Rate, which the Company believes is generally considered the Australian equivalent to LIBOR. The applicable borrowing spread for the Base Rate loans ranges from 0.0% to 1.0% depending upon the Company's total leverage ratio as defined in the Credit Agreement. The applicable borrowing spread for LIBOR/BBR Rate loans ranges from 1.0% to 2.0% depending upon the Company's total leverage ratio as defined in the Credit Agreement.
In addition to paying interest on any outstanding borrowings under the Credit Agreement, the Company is required to pay a commitment fee related to the unutilized portion of the commitments under the revolving credit facility. The commitment fee rate ranges from 0.2% to 0.3% depending upon the Company's total leverage ratio as defined in the Credit Agreement.
Since entering into the Credit Agreement, the Company has made prepayments on its United States term loan of $10.0 million and Australian term loan of A$35.0 million (or $25.8 million at the exchange rates on the dates the payments were made). As of December 31, 2015, the Company had the following outstanding term loans (amounts in thousands, except percentages):

	Local currency		United States dollar equivalent	Interest rate
United States dollar		$1,772,000	$1,772,000	2.42%
Australian dollar	A$	289,627	$210,993	4.12%
British pound		£101,681	$149,919	2.51%

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The United States dollar-denominated, Australian dollar-denominated and British pound-denominated term loans will amortize in quarterly installments commencing with the quarter ending September 30, 2016, with the remaining principal balance payable upon maturity, as set forth below (amounts in thousands):

	Quarterly Payment Date	Principal Amount Due on Each Payment Date
United States dollar:	September 30, 2016 through June 30, 2018		$22,275
	September 30, 2018 through December 31, 2019		$44,550
	Maturity date - March 31, 2020		$1,326,500

Australian dollar:	September 30, 2016 through June 30, 2018	A$	4,058
	September 30, 2018 through December 31, 2019	A$	8,116
	Maturity date - March 31, 2020	A$	208,470

British pound:	September 30, 2016 through June 30, 2018		£1,271
	September 30, 2018 through December 31, 2019		£2,542
	Maturity date - March 31, 2020		£76,261
The Company's availability to draw from the unused borrowing capacity is subject to covenant limitations as discussed below. As of December 31, 2015, the Company had the following unused borrowing capacity under its revolving credit facility (amounts in thousands):

Composition	December 31, 2015
Total available borrowing capacity	$625,000
Outstanding revolving loans	$44,812
Outstanding letter of credit guarantees	$4,535
Unused borrowing capacity	$575,653
As of December 31, 2015, the Company had the following outstanding revolving loans (amounts in thousands, except percentages):

	Local Currency		United States Dollar Equivalent	Interest Rate
Australian dollar (swingline loan)	A$	3,000	$2,186	6.11%
British pound		£5,500	$8,109	2.51%
Canadian dollar	C$	33,500	$24,200	2.87%
Euro		€9,500	$10,317	2.00%
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

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with entering into the Credit Agreement, the Company wrote-off $2.0 million of unamortized deferred financing fees and deferred $5.8 million of new fees during the year ended December 31, 2015.
Credit Agreement Amendment
On September 30, 2015, the Company entered into Amendment No. 1 (the Amendment) to the Credit Agreement. The Amendment added a senior secured leverage ratio covenant that requires the Company to comply with maximum ratios of senior secured indebtedness, subject, if applicable, to netting of certain cash and cash equivalents of the Company to earnings before interest, income taxes, depreciation and amortization (EBITDA), as defined in the Amendment, for the applicable periods set forth in the following table:

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
The Amendment permits the Company, subject to certain limitations, to repurchase shares of the Company's Class A Common Stock with a value of up to $300.0 million during the period commencing on the date of the Amendment and ending on the maturity date under the Credit Agreement. The repurchases are subject to limitations requiring the Company’s total leverage ratio to not exceed 4.00 to 1.00 and the Company to maintain at least $150.0 million of cash and available revolving credit capacity (liquidity), in each case, on a pro forma basis. If the Company’s total leverage ratio after giving effect to such repurchases on a pro forma basis were less than 3.00 to 1.00, then the applicable share repurchase limit and liquidity restrictions do not apply, but other restrictions and limitations may apply. Following the approval of the Amendment by the Board on September 29, 2015, the Board authorized the repurchase of up to $300.0 million of the Company's Class A Common Stock and appointed a special committee of the Board to review and approve repurchases proposed by management. During 2015, the Company repurchased no shares of Class A Common Stock under this authorization.
As of December 31, 2015, the Company was in compliance with the covenants under the Credit Agreement, as amended by the Amendment, including the maximum senior secured leverage ratio covenant noted above.
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

	Local Currency		United States Dollar Equivalent	Interest Rate
United States dollar		$11,000	$11,000	1.67%
Australian dollar	A$	8,000	$6,538	6.44%
Canadian dollar	C$	24,000	$20,688	2.79%
Euro		€4,100	$4,961	1.51%
As of December 31, 2014, the Company had the following unused borrowing capacity under its revolving credit facility (amounts in thousands):

Composition	December 31, 2014
Total available borrowing capacity	$625,000
Outstanding revolving loans	$43,187
Outstanding letter of credit guarantees	$2,638
Unused borrowing capacity	$579,175
In connection with the Prior Credit Agreement, the Company wrote-off $4.6 million of unamortized deferred financing fees and capitalized an additional $3.7 million of new fees during the year ended December 31, 2014.
TEUs
On September 19, 2012, the Company issued 2,300,000 5.00% TEUs. Each TEU initially consisted of a prepaid stock purchase contract (Purchase Contract) and a senior amortizing note due October 1, 2015 (Amortizing Note) issued by the Company, which had an initial principal amount of $14.1023 per Amortizing Note. On each January 1, April 1, July 1 and October 1, the Company paid the holders of Amortizing Notes equal quarterly installments of $1.25 per Amortizing Note (except for the January 1, 2013 installment payment, which was $1.4167 per Amortizing Note), which cash payments in the aggregate was equivalent to a 5.00% cash payment per year with respect to each $100 stated amount of the TEUs.
On October 1, 2015, the remaining balance of the amortizing note component of the TEUs was settled for a total cash payment of $2.8 million. In addition, the Company settled the prepaid stock purchase contract component of the TEUs with the delivery of 3,539,240 shares of its Class A Common Stock.
Non-Interest Bearing Loan
In 2010, as part of the acquisition of FreightLink Pty Ltd, Asia Pacific Transport Pty Ltd and related corporate entities (FreightLink Acquisition), the Company assumed debt with a carrying value of A$1.8 million (or $1.7 million at the exchange rate on December 1, 2010), which represented the fair value of an A$50.0 million (or $48.2 million at the exchange rate on December 1, 2010) non-interest bearing loan due in 2054. As of December 31, 2015, the carrying value of the loan was A$2.7 million (or $1.9 million at the exchange rate on December 31, 2015) with a non-cash imputed interest rate of 8.0%.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Schedule of Future Payments Including Capital Leases
The following is a summary of the maturities of long-term debt, including capital leases, as of December 31, 2015 (dollars in thousands):

Amount
2016	$81,953
2017	127,849
2018	173,029
2019	226,668
2020	1,650,107
Thereafter (1)	80,163
Total	$2,339,769
(1) Includes the A$50.0 million (or $36.4 million at the exchange rate on December 31, 2015) non-interest bearing loan due in 2054 assumed in the FreightLink Acquisition with a carrying value of A$2.7 million (or $1.9 million at the exchange rate on December 31, 2015).
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
The following table summarizes the Company's interest rate swap agreements that expired during 2015, 2014 and 2013 (dollars in thousands):

		Notional Amount			Receive Variable Rate
Effective Date	Expiration Date	Date	Amount	Paid Fixed Rate
10/6/2008	9/30/2013	10/6/2008	$120,000	3.88%	1-month LIBOR
10/4/2012	9/30/2013	10/4/2012	$1,450,000	0.25%	1-month LIBOR
		1/1/2013	$1,350,000	0.25%	1-month LIBOR
		4/1/2013	$1,300,000	0.25%	1-month LIBOR
		7/1/2013	$1,250,000	0.25%	1-month LIBOR
9/30/2013	9/30/2014	9/30/2013	$1,350,000	0.35%	1-month LIBOR
		12/31/2013	$1,300,000	0.35%	1-month LIBOR
		3/31/2014	$1,250,000	0.35%	1-month LIBOR
		6/30/2014	$1,200,000	0.35%	1-month LIBOR
9/30/2014	9/30/2015	9/30/2014	$1,150,000	0.54%	1-month LIBOR
		12/31/2014	$1,100,000	0.54%	1-month LIBOR
		3/31/2015	$1,050,000	0.54%	1-month LIBOR
		6/30/2015	$1,000,000	0.54%	1-month LIBOR

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the Company's interest rate swap agreements were estimated based on Level 2 inputs. The Company's effectiveness testing during the years ended December 31, 2015, 2014 and 2013 resulted in no amount of gain or loss reclassified from accumulated other comprehensive income/(loss) into earnings due to ineffectiveness. During the years ended December 31, 2015, 2014 and 2013, existing net losses associated with the Company's interest rate swaps of $2.9 million, $2.4 million and $4.1 million, respectively, were realized and recorded as interest expense in the consolidated statements of operations. Based on the fair value of these interest rate swaps as of December 31, 2015, the Company expects to reclassify $0.8 million of net losses reported in accumulated other comprehensive income/(loss) into earnings within the next 12 months. See Note 16, Accumulated Other Comprehensive Income/(Loss), for additional information regarding the Company's cash flow hedges.
Foreign Currency Exchange Rate Risk
As of December 31, 2015, the Company's foreign subsidiaries had $512.1 million of third-party debt denominated in the local currencies in which the Company's foreign subsidiaries operate, including the Australian dollar, the British pound, the Canadian dollar and the Euro. The debt service obligations associated with this foreign currency debt are generally funded directly from those foreign operations. As a result, foreign currency risk related to this portion of the Company's debt service payments is limited. However, in the event the foreign currency debt service is not paid by the Company's foreign subsidiaries and is paid by United States subsidiaries, the Company may face exchange rate risk if the Australian dollar, the British pound, the Canadian dollar or the Euro were to appreciate relative to the United States dollar and require higher United States dollar equivalent cash.
The Company is also exposed to foreign currency exchange rate risk related to its foreign subsidiaries, including non-functional currency intercompany debt, typically associated with intercompany debt from the Company's United States subsidiaries to its foreign subsidiaries, associated with acquisitions and any timing difference between announcement and closing of an acquisition of a foreign business. To mitigate currency exposures of non-United States dollar-denominated acquisitions, the Company may enter into foreign currency forward purchase contracts. To mitigate currency exposures related to non-functional currency denominated intercompany debt, cross-currency swaps or foreign currency forward contracts may be entered into for periods consistent with the underlying debt. In determining the fair value of the derivative contract, the significant inputs to valuation models are quoted market prices of similar instruments in active markets. However, cross-currency swap contracts and foreign currency forward contracts used to mitigate exposures on foreign currency intercompany debt may not qualify for hedge accounting. In cases where the cross-currency swap contracts and foreign currency forward contracts do not qualify for hedge accounting, the Company believes that such instruments are closely correlated with the underlying exposure, thus reducing the associated risk. The gains or losses from changes in the fair value of derivative instruments that do not qualify for hedge accounting are recognized in current period earnings within other income, net.
On February 25, 2015, the Company announced its entry into an agreement to acquire all of the outstanding share capital of RailInvest Holding Company Limited, the parent company of Freightliner, for cash consideration of approximately £490 million (or approximately $755 million at the exchange rate on February 25, 2015). Shortly after the announcement of the acquisition, the Company entered into British pound forward purchase contracts to fix £307.1 million of the purchase price to US$475.0 million and £84.7 million of the purchase price to A$163.8 million. The subsequent decrease in value of the British pound versus the United States and Australian dollars between the dates the British pound forward purchase contracts were entered into and March 23, 2015, the date that the £391.8 million in funds were delivered, resulted in a loss on settlement of foreign currency forward purchase contracts of $18.7 million for the year ended December 31, 2015.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 25, 2015, the Company closed on the Freightliner transaction and paid cash consideration for the acquisition of £492.1 million (or $733.0 million at the exchange rate on March 25, 2015). The Company financed the acquisition through a combination of available cash and borrowings under the Company's Credit Agreement. A portion of the funds was transferred from the United States to the U.K. through an intercompany loan with a notional amount of £120.0 million (or $181.0 million at the exchange rate on the effective date of the loan) and accrued interest as of December 31, 2015 of £5.8 million (or $8.5 million at the exchange rate on December 31, 2015), each of which are expected to remain until maturity of the loan. To mitigate the foreign currency exchange rate risk related to this non-functional currency intercompany loan and the related interest, the Company entered into British pound forward contracts, which are accounted for as cash flow hedges. The fair values of the Company's British pound forward contracts were estimated based on Level 2 inputs. The Company's effectiveness testing during the year ended December 31, 2015 resulted in no amount of gain or loss reclassified from accumulated other comprehensive income/(loss) into earnings due to ineffectiveness.
The following table summarizes the Company's outstanding British pound forward contracts (British pounds in thousands):

Effective Date	Settlement Date	Notional Amount	Exchange Rate
3/25/2015	3/31/2020	£60,000	1.51
3/25/2015	3/31/2020	£60,000	1.50
6/30/2015	3/31/2020	£2,035	1.57
9/30/2015	3/31/2020	£1,846	1.51
12/31/2015	3/31/2020	£1,873	1.48
On December 3, 2012, the Company entered into two Australian dollar/United States dollar floating to floating cross-currency swap agreements (the Swaps), to mitigate the foreign currency exchange rate risk related to a non-functional currency intercompany loan between the United States and Australian entities, originally set to expire on December 1, 2014, which did not qualify as hedges for accounting purposes. On May 23, 2014, the intercompany loan was repaid and the Company terminated the Swaps. In connection with the termination, the Company paid A$105 million and received $108.9 million. The Swaps required the Company to pay Australian dollar BBSW plus 3.25% based on a notional amount of A$105.0 million and allowed the Company to receive United States LIBOR plus 2.82% based on a notional amount of $109.6 million on a quarterly basis. As a result of the quarterly net settlement payments, the Company realized a net expense of $1.2 million within interest expense for the year ended December 31, 2014. In addition, for the year ended December 31, 2014, the Company recognized a net expense of $0.1 million, within other income, net related to the settlement of the derivative agreement and the mark-to-market of the underlying intercompany debt instrument to the exchange rate.
The following table summarizes the fair value of the Company's derivative instruments recorded in the consolidated balance sheets as of December 31, 2015 and 2014 (dollars in thousands):

		Fair Value
	Balance Sheet Location	2015	2014
Asset Derivatives:
Derivatives designated as hedges:
Interest rate swap agreements	Prepaid expenses and other	$—	$35
Interest rate swap agreements	Other assets, net	—	101
British pound forward contracts	Other assets, net	1,530	—
Total derivatives designated as hedges		$1,530	$136
Liability Derivatives:
Derivatives designated as hedges:
Interest rate swap agreements	Accrued expenses	$846	$2,249
Interest rate swap agreements	Other long-term liabilities	11,655	2,462
Total derivatives designated as hedges		$12,501	$4,711

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the effect of the Company's derivative instruments designated as cash flow hedges for the years ended December 31, 2015, 2014 and 2013 in other comprehensive income/(loss) (OCI) (dollars in thousands):

	Total Cash Flow Hedge OCI Activity, Net of Tax
	2015	2014	2013
Derivatives Designated as Cash Flow Hedges:
Effective portion of changes in fair value recognized in OCI:
Interest rate swap agreement	$(4,749)	$(23,473)	$20,988
British pound forward contracts	912	—	—
	$(3,837)	$(23,473)	$20,988
The following table shows the effect of the Company's derivative instruments not designated as hedges for the years ended December 31, 2015, 2014 and 2013 in the consolidated statements of operations (dollars in thousands):

		Amount Recognized in Earnings
	Location of Amount Recognized in Earnings	2015	2014	2013
Derivative Instruments Not Designated as Hedges:
Cross-currency swap agreements	Interest (expense)/income	$—	$(1,184)	$(2,696)
Cross-currency swap agreements	Other (expense)/income, net	—	(86)	427
British pound forward purchase contracts	Loss on settlement of foreign currency forward purchase contracts	(18,686)	—	—
		$(18,686)	$(1,270)	$(2,269)
10. FAIR VALUE OF FINANCIAL INSTRUMENTS:
The following methods and assumptions were used to estimate the fair value of each class of financial instrument held by the Company:

•
Financial Instruments Carried at Fair Value: Derivative instruments are recorded on the consolidated balance sheets as either assets or liabilities measured at fair value. During the reporting period, the Company's derivative financial instruments consisted of interest rate swap agreements and foreign currency forward contracts. The Company estimated the fair value of its interest rate swap agreements based on Level 2 valuation inputs, including fixed interest rates, LIBOR implied forward interest rates and the remaining time to maturity. The Company estimated the fair value of its British pound forward contracts based on Level 2 valuation inputs, including LIBOR implied forward interest rates, British pound LIBOR implied forward interest rates and the remaining time to maturity.

•
The Company's recurring fair value measurements using significant unobservable inputs (Level 3) relate solely to the Company's deferred consideration from the Freightliner acquisition. The fair value of the deferred consideration liability, which equals the representative share value on the acquisition date, was estimated by discounting, to present value, contingent payments expected to be made (see Note 3, Changes in Operations).

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

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company's financial instruments that are carried at fair value using Level 2 inputs at December 31, 2015 and 2014 (dollars in thousands):

	2015	2014
Financial instruments carried at fair value using Level 2 inputs:
Financial assets carried at fair value:
Interest rate swap agreements	$—	$136
British pound forward contracts	1,530	—
Total financial assets carried at fair value	$1,530	$136
Financial liabilities carried at fair value:
Interest rate swap agreements	$12,501	$4,711
The following table presents the Company's financial instrument carried at fair value using Level 3 inputs as of December 31, 2015 (amounts in thousands):

	2015
	GBP	USD
Financial instrument carried at fair value using Level 3 inputs:
Financial liabilities carried at fair value:
Accrued deferred consideration	£24,200	$35,680
The Company's recurring fair value measurements using significant unobservable inputs (Level 3) relate solely to the Company's deferred consideration from the Freightliner acquisition (see Note 3, Changes in Operations). As of December 31, 2015, there was no change in the estimated fair value of the deferred consideration resulting in no change to the contingent liability.
The following table presents the carrying value and fair value using Level 2 inputs of the Company's financial instruments carried at historical cost at December 31, 2015 and 2014 (dollars in thousands):

	2015		2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities carried at historical cost:
United States term loan	$1,772,000	$1,750,040	$1,407,000	$1,402,950
Australia term loan	210,993	210,128	133,857	133,900
U.K. term loan	149,919	150,030	—	—
Revolving credit facility	44,812	44,833	43,187	43,304
Amortizing notes component of TEUs	—	—	11,184	11,233
Other debt	3,123	3,090	8,544	8,523
Total	$2,180,847	$2,158,121	$1,603,772	$1,599,910
11. U.K. PENSION PLAN:
In connection with the acquisition of Freightliner, the Company assumed a defined benefit pension plan for its U.K. employees through a standalone shared cost arrangement within the Railways Pension Scheme (Pension Program). The Pension Program is managed and administered by a professional pension administration company and is overseen by trustees with professional advice from independent actuaries and other advisers. The Pension Program is a shared cost arrangement with required contributions shared between Freightliner and its employees with Freightliner contributing 60% and the remaining 40% contributed by active employees. The Company engages independent actuaries to compute the amounts of liabilities and expenses relating to the Pension Program subject to the assumptions that the Company selects.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the funding obligations and assets of the Pension Program as of December 31, 2015 (dollars in thousands):

December 31, 2015
Projected benefit obligation (100%)	$580,054
Fair value of plan assets (100%)	462,177
Funded status (100%)	(117,877)
Employees' share of deficit (40%)	(47,152)
Net pension liability recognized in the balance sheet (60%)	$(70,725)
The following table presents the changes in the Company's portion of the benefit obligation and fair value of plan assets of the Pension Program since the March 25, 2015 acquisition date for the year ended December 31, 2015 and funded status as of December 31, 2015 (dollars in thousands):

2015
Change in benefit obligations:
Benefit obligation at March 25, 2015	$359,941
Service cost	10,911
Interest cost	8,475
Benefits paid	(5,890)
Actuarial gain	(21,731)
Exchange rate changes	(3,673)
Benefit obligation at end of year	$348,033
Change in plan assets:
Fair value of plan assets at March 25, 2015	$274,787
Actual return on plan assets	1,609
Benefits paid	(5,890)
Employer contributions	9,606
Exchange rate changes	(2,804)
Fair value of plan assets at end of year	$277,308
Funded status, December 31, 2015	$(70,725)

The following table presents the amounts recognized for the Pension Program in the consolidated balance sheet as of December 31, 2015 and in other comprehensive income/(loss) since the March 25, 2015 acquisition date for the year ended December 31, 2015 (dollars in thousands):

December 31, 2015
Amounts recognized in the consolidated balance sheet:
Accrued expenses	$(7,994)
Other long-term liabilities	(62,731)
Total amount recognized in the consolidated balance sheet	$(70,725)
Amount recognized in other comprehensive income/(loss):
Net actuarial gain	$13,198

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the components of the Pension Program related to the net benefit costs recognized in labor and benefits in the Company's consolidated statement of operations since the March 25, 2015 acquisition date for the year ended December 31, 2015 (dollars in thousands):

December 31, 2015
Service cost	$10,911
Interest cost	8,475
Expected return on plan assets	(12,029)
Exchange rate changes	291
Net periodic benefit cost	$7,648
The following table presents the actuarial assumptions used to compute the funded status of the Pension Program as of December 31, 2015 and for the calculation of net periodic pension expense associated with the Pension Program since the March 25, 2015 acquisition date for the year ended December 31, 2015:

Discount rate	3.2%
Price inflation (RPI measure)	3.0%
Pension increases (CPI measure)	1.7%
Salary increases	3.4%
Expected return on plan assets	5.9%
The discount rates used by the actuaries are established by considering the yields on high quality corporate bonds having a similar duration as the expected liabilities under the Pension Program. As of December 31, 2015, each one percentage point change in the discount rate would result in a $69.3 million change in the pension liability. In addition, each one percentage point change in the retail price index (RPI) would result in a $69.3 million change in the pension liability.
The assets of the Pension Program are held in a separate trustee administered fund operated by Railways Trustee Company Limited. The trustee is responsible for ensuring that investment strategies are in compliance with the Pension Program. The assets are invested through a number of pooled investment funds, each with a different risk and return profile. Only railways pension programs may invest in these pooled funds. Each railways pension program holds units in some or all of the pooled funds. The use of these pools enables each railways pension program to hold a broader range of investments more efficiently than may have been possible through direct ownership.
The Pension Program's asset allocation policy states the assets should be allocated as follows:

Percentage
Asset category:
Return-seeking assets	81%
Defensive/other assets	19%
Total	100%
The expected return on assets represents the weighted average of long-term expected yields of the pooled investment funds. The expected returns on these pooled funds are not readily determinable from quoted market prices. However, the funds are actively managed by the trustee to achieve benchmark returns. Accordingly, the expected return for each pooled investment fund for purposes of the actuarial calculations was estimated using the respective pooled fund's benchmark return relative to the RPI. The following table provides the Pension Program's allocation of assets among the pooled investment funds and the expected return on assets for each pooled fund, net of expenses, as well as the weighted average expected return on assets used in the actuarial calculations as of December 31, 2015:

	Weighted Average Expected Yields	Weighted Average Asset Allocation	Weighted Average Expected Return on Plan Assets
Growth, private equity and infrastructure pooled funds	6.9%	81%	5.6%
Defensive and government bond pooled fund plus cash	2.3%	19%	0.3%
Expected return on plan assets			5.9%

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair value of the major categories of the Pension Program's assets segregated according to the hierarchy of valuation inputs for measuring fair value (see Note 2, Significant Accounting Policies) as of December 31, 2015 (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets/(Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value of Assets
Growth pooled fund (a)	$—	$182,224	$182,224
Private equity pooled fund (b)	—	—	31,237
Government bond pooled fund (c)	—	52,463	52,463
Infrastructure pooled fund (d)	—	—	10,911
Cash	473	—	473
Fair value of plan assets	$473	$234,687	$277,308
(a) The growth pooled fund is comprised of global equities, emerging market bonds and hedge funds. Fair value is measured using the net asset value per share.
(b) The private equity pooled fund is comprised of a series of sub funds, each representing a different vintage of private equity investment. Fair value is measured using the net asset value per share.
(c) The government bond pooled fund is comprised of government debt for developed markets, global investment grade corporate bonds and the non-government bond pooled fund. Fair value is measured using the net asset value per share.
(d) Infrastructure pooled fund is comprised of investments in facilities, structures and services required to facilitate the orderly operation of the economy. Fair value is measured using the net asset value per share.
The Company expects to contribute $12.7 million to the Pension Program for the period ending December 31, 2016. The Pension Program's assets may undergo significant changes over time as a result of market conditions. In the event that the Pension Program's projected assets and liabilities reveal additional funding requirements, the shared cost arrangement generally means that the Company will be required to pay 60% of any additional contributions, with active members contributing the remaining 40%, in each case over an agreed recovery period. If the Pension Program was to be terminated and wound up, any deficit would fall entirely on the Company and would not be shared with active members. Currently, the Company has no intention of terminating the Pension Program.
The following benefit payments are expected to be paid between 2016 and 2025 (dollars in thousands):

Amount
2016	$8,010
2017	$8,171
2018	$8,333
2019	$8,500
2020	$8,671
2021 - 2025	$45,553
12. OTHER EMPLOYEE BENEFIT PROGRAMS:
Employee Bonus Programs
The Company has performance-based bonus programs that include a majority of non-union employees. Approximately $13 million, $17 million and $19 million were awarded under the various performance-based bonus plans for the years ended December 31, 2015, 2014 and 2013, respectively.
Defined Contribution Plans
Under the Genesee & Wyoming Inc. 401(k) Savings Plan in the United States, the Company matches participants' contributions up to 4% of the participants' salary on a pre-tax basis.
The Company's Canadian subsidiaries administer three different retirement benefit plans. The plans qualify under Section 146 of the federal and provincial income tax law and are Registered Retirement Savings Plans (RRSP). Under each plan, employees may elect to contribute a certain percentage of their salary on a pre-tax basis. Under one plan, the Company matches 6% of gross salary up to a maximum of C$3,500 (or $3,017 at the December 31, 2015 exchange rate). Under the other two plans, the Company matches the employee's contribution up to a maximum of 5% of gross salary.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's Australian subsidiary administers a statutory retirement benefit plan. The Company was required to contribute the equivalent of 9.50%, 9.50% and 9.25% of an employee's base salary into a registered superannuation fund in each of the years ended December 31, 2015, 2014 and 2013, respectively. Employees may elect to make additional contributions either before or after tax.
Company contributions to defined contribution plans in total for the years ended December 31, 2015, 2014 and 2013 were as follows (dollars in thousands):

	2015	2014	2013
Company contributions to defined contribution plans	$9,532	$10,400	$9,460
North American Operations Defined Benefit Plans
The Company administers three United States noncontributory defined benefit plans for union and non-union employees and one Canadian noncontributory defined benefit plan. Benefits are determined based on a fixed amount per year of credited service. The Company's funding policy requires contributions for pension benefits based on actuarial computations which reflect the long-term nature of the plans. The Company has met the minimum funding requirements according to the United States Employee Retirement Income Security Act (ERISA) and Canada's Pension Benefits Standards Act. As of December 31, 2015, there were approximately 270 employees participating under these plans. As of December 31, 2015, the Company's consolidated balance sheet included a $2.0 million pension liability and a $0.4 million loss in accumulated other comprehensive (loss)/income related to these plans.
The Company administers two plans which provide health care and life insurance benefits for certain retired employees in the United States. The Company funds the plans on a pay-as-you-go basis. As of December 31, 2015, there were approximately 65 employees participating under these plans. As of December 31, 2015, the Company's consolidated balance sheet included a $6.7 million postretirement benefit liability and a $1.0 million gain in accumulated other comprehensive (loss)/income related to these plans.
13. INCOME TAXES:
The United States track maintenance credit is an income tax credit for Class II and Class III railroads, as defined by the STB, to reduce their federal income tax based on qualified railroad track maintenance expenditures (the Short Line Tax Credit). Qualified expenditures include amounts incurred for maintaining track, including roadbed, bridges and related track structures owned or leased by a Class II or Class III railroad. The credit is equal to 50% of the qualified expenditures, subject to an annual limitation of $3,500 multiplied by the number of miles of railroad track owned or leased by the Class II or Class III railroad as of the end of its tax year. The Short Line Tax Credit was in existence from 2005 through 2011 and was extended for fiscal years 2012 and 2013 on January 2, 2013, extended on December 19, 2014 for fiscal year 2014 and further extended on December 18, 2015 for fiscal years 2015 and 2016.
The Company's income tax provision for the year ended December 31, 2015 was $75.9 million, which represented 25.2% of income before income taxes.
The Company's income tax provision for the year ended December 31, 2014 was $107.1 million, which represented 29.1% of income before income taxes. The Company's provision for income taxes for the year ended December 31, 2014 included a $3.9 million tax benefit as a result of receiving consent from the United States Internal Revenue Service (IRS) to change a tax accounting method retroactively for companies acquired as a result of the RailAmerica acquisition.
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

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's effective income tax rates also included adjustments to reflect differences between book income tax expense and final tax returns filed each year related to the previous fiscal year, which the Company does not consider material.
The components of income before income taxes for the years ended December 31, 2015, 2014 and 2013 were as follows (dollars in thousands):

	2015	2014	2013
United States	$236,613	$276,343	$211,094
Foreign	64,318	91,519	106,498
Total	$300,931	$367,862	$317,592
No provision is made for the United States income taxes applicable to the undistributed earnings of controlled foreign subsidiaries as it is the intention of management to fully utilize those earnings in the operations of foreign subsidiaries. If the earnings were to be distributed in the future, those distributions may be subject to United States income taxes (appropriately reduced by available foreign tax credits) and withholding taxes payable to various foreign countries, however, the amount of the tax and credits is not practicable to determine. The amount of undistributed earnings of the Company's controlled foreign subsidiaries as of December 31, 2015 was $322.5 million.
The components of the provision for income taxes for the years ended December 31, 2015, 2014 and 2013 were as follows (dollars in thousands):

	2015	2014	2013
United States:
Current
Federal	$12,003	$15,647	$6,571
State	8,181	7,134	6,031
Deferred
Federal	41,975	49,799	62
State	5,383	8,727	4,890
	67,542	81,307	17,554
Foreign:
Current	11,031	17,591	22,697
Deferred	(2,679)	8,209	6,045
	8,352	25,800	28,742
Total	$75,894	$107,107	$46,296
The provision for income taxes differs from that which would be computed by applying the statutory United States federal income tax rate to income before income taxes. The following is a summary of the effective tax rate reconciliation for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Tax provision at statutory rate	35.0%	35.0%	35.0%
Effect of foreign operations	(1.7)%	(1.7)%	(2.1)%
Effect of foreign rate change	(3.3)%	—%	—%
State income taxes, net of federal income tax benefit	3.0%	2.8%	2.2%
Benefit of track maintenance credit	(9.1)%	(7.3)%	(21.0)%
Other, net	1.3%	0.3%	0.4%
Effective income tax rate	25.2%	29.1%	14.5%

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the effect of temporary differences between the book and tax basis of assets and liabilities as well as available income tax credit and net operating loss carryforwards. The components of net deferred income taxes as of December 31, 2015 and 2014 were as follows (dollars in thousands):

	2015	2014
Deferred tax assets:
Track maintenance credit	$237,411	$227,102
Net operating loss carryforwards	20,810	16,008
Accruals and reserves not deducted for tax purposes until paid	14,896	11,027
Stock-based compensation	9,253	6,954
Deferred revenue	5,736	3,652
Deferred compensation	3,454	2,810
Foreign tax credit	—	1,964
Nonshareholder contributions	2,150	1,871
Interest rate swaps	4,223	1,664
Alternative minimum tax credit	1,592	1,592
Pension and postretirement benefits	15,411	425
Other	752	457
	315,688	275,526
Valuation allowance	(19,315)	(14,793)
Deferred tax liabilities:
Property and intangible basis difference	(1,270,901)	(1,088,572)
Other	(6,338)	(1,519)
Net deferred tax liabilities	$(980,866)	$(829,358)

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
As of December 31, 2015, the Company had United States net operating loss carryforwards in various state jurisdictions that totaled approximately $354.3 million, United States track maintenance credit carryforwards of $237.4 million and foreign net operating loss carryforwards in the Netherlands that totaled approximately $25.6 million. Some of the Company's credit carryforwards are subject to Section 382 limitations of the Internal Revenue Code (Section 382). Section 382 imposes limitations on a corporation's ability to utilize its credits if it experiences an "ownership change." In general terms, an ownership change results from transactions increasing the ownership of certain existing stockholders or new stockholders in the stock of a corporation by more than 50% during a three-year testing period. Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be increased to reflect both recognized and deemed recognized "built-in gains" that occur during the sixty-month period after the ownership change. The state net operating losses exist in different states and expire between 2016 and 2035. The United States track maintenance credits expire between 2026 and 2035. The Netherlands net operating losses expire between 2018 and 2024.
The Company maintains a valuation allowance on state and foreign net operating losses for which, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. It is management's belief that it is more likely than not that a portion of the deferred tax assets will not be realized.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending amount of the Company's valuation allowance is as follows (dollars in thousands):

2015
Balance at beginning of year	$14,793
Increase for state net operating losses	89
Increase for foreign net operating losses	6,397
Decrease for expiration of foreign tax credit	(1,964)
Balance at end of year	$19,315
A reconciliation of the beginning and ending amount of the Company's liability for uncertain tax positions is as follows (dollars in thousands):

	2015	2014	2013
Balance at beginning of year	$4,324	$3,155	$3,155
Increase for tax positions related to prior years	—	1,169	—
Decrease for effects of foreign exchange rates	(127)	—	—
Balance at end of year	$4,197	$4,324	$3,155
At December 31, 2015, 2014 and 2013, there was $4.2 million, $4.3 million and $3.2 million, respectively, of unrecognized tax benefits that if recognized would affect the annual effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in its provision for income taxes.
As of December 31, 2015, the following tax years remain open to examination by the major taxing jurisdictions to which the Company is subject:

	Open Tax Years
Jurisdiction	From		To
United States	2002	-	2015
Australia	2010	-	2015
Belgium	2013	-	2015
Canada	2010	-	2015
Germany	2010	-	2015
Mexico	2008	-	2015
Netherlands	2010	-	2015
Poland	2010	-	2015
U.K.	2009	-	2015
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

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. STOCK-BASED COMPENSATION PLANS:
The Omnibus Plan allows for the issuance of up to 7,437,500 shares of Class A Common Stock for awards, which include stock options, restricted stock, restricted stock units and any other form of award established by the Compensation Committee, in each case consistent with the plan's purpose. Stock-based awards generally have three-year requisite service periods and five-year contractual terms. Any shares of common stock related to awards that terminate by expiration, forfeiture or cancellation are deemed available for issuance or reissuance under the Omnibus Plan. In total, at December 31, 2015, there remained 2,481,736 shares of Class A Common Stock available for future issuance under the Omnibus Plan.
A summary of option activity under the Omnibus Plan as of December 31, 2015 and changes during the year then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of year	983,280	$76.99
Granted	360,235	79.67
Exercised	(118,628)	45.74
Expired	(4,171)	87.49
Forfeited	(17,681)	94.97
Outstanding at end of year	1,203,035	$80.58	3.0	$311
Vested or expected to vest at end of year	1,199,470	$80.57	3.0	$311
Exercisable at end of year	566,815	$73.28	1.9	$311
The weighted average grant date fair value of options granted during the years ended December 31, 2015, 2014 and 2013 was $18.47, $18.90 and $22.16, respectively. The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $4.7 million, $20.9 million and $17.6 million, respectively.
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
The following weighted average assumptions were used to estimate the grant date fair value of options granted during the years ended December 31, 2015, 2014 and 2013 using the Black-Scholes option pricing model:

	2015	2014	2013
Expected volatility	27%	22%	29%
Expected term (in years)	4	4	4
Risk-free interest rate	1.31%	1.20%	0.89%
Expected dividend yield	0%	0%	0%
The Company determines fair value of its restricted stock and restricted stock units based on the closing stock price on the date of grant.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company's non-vested restricted stock outstanding as of December 31, 2015 and changes during the year then ended:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of year	124,239	$90.54
Granted	95,092	$79.30
Vested	(61,741)	$84.82
Forfeited	(2,789)	$94.89
Non-vested at end of year	154,801	$85.84
The weighted average grant date fair value of restricted stock granted during the years ended December 31, 2015, 2014 and 2013 was $79.30, $98.18 and $90.12, respectively. The total grant date fair value of restricted stock that vested during the years ended December 31, 2015, 2014 and 2013 was $5.2 million, $5.1 million and $11.3 million, respectively.
The following table summarizes the Company's non-vested restricted stock units outstanding as of December 31, 2015 and changes during the year then ended:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of year	65,406	$83.55
Granted	44,761	$70.64
Vested	(56,786)	$74.56
Forfeited	(5,673)	$88.68
Non-vested at end of year	47,708	$81.52
The weighted average grant date fair value of restricted stock units granted during the years ended December 31, 2015, 2014 and 2013 was $70.64, $98.24 and $89.44, respectively. The total grant date fair value of restricted stock units that vested during the years ended December 31, 2015, 2014 and 2013 was $4.2 million, $4.4 million and $14.3 million, respectively.
During 2014, the Company's Compensation Committee started awarding performance-based restricted stock units under the Omnibus Plan. These performance-based restricted stock units are typically granted once per year and vest based upon the achievement of market performance criteria, ranging from 0% to 100%, as determined by the Compensation Committee prior to the date of the award, and continued service during the performance period. The performance period for these awards is generally three years. The performance-based restricted stock units entitle the grantee to receive shares of Class A Common Stock based upon the Company's Relative Total Shareholder Return as independently ranked against the components of the S&P 500 Index and the custom peer group over the performance period with each discrete half of the award's payouts being measured independently and then averaged together to find the final payout. The expense for these awards is recognized over the service period, even if the market condition is never satisfied.
The following table summarizes the performance-based restricted stock units at the maximum award amounts as of December 31, 2015 and changes during the year then ended. Actual shares that will vest depending on the level of attainment of the performance-based criteria:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of year	14,424	$42.39
Granted	14,386	$62.73
Vested	—	$—
Forfeited	—	$—
Non-vested at end of year	28,810	$52.55

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company determines the fair value of each performance-based restricted stock unit on the date of grant using the Monte Carlo valuation model. There are six input variables to the Monte Carlo valuation model: stock price, volatility of the Company's Class A Common Stock, volatility of the two peer groups, correlation coefficients, risk-free interest rate and dividend yield. The stock price is determined based upon the Company's closing stock price on the day prior to the date of grant. Volatility is based on a combination of historical and implied volatility. The correlation coefficients are calculated based upon the price data used to calculate the volatilities. The expected risk-free rate is calculated using the United States Treasury bill over the expected term of the award. The expected dividend yield is 0% for all periods presented, based upon the Company's historical practice of not paying cash dividends on its common stock. The expected term of the performance-based restricted stock units is derived from the plan's performance period as of the grant date. The Company uses historical data, as well as management's current expectations, to estimate forfeitures.
The following assumptions were used to estimate the grant date fair value of the performance-based restricted stock units granted during the years ended December 31, 2015 and 2014 and using the Monte Carlo simulation model:

	2015	2014
Volatility of the Company's common stock	24%	25%
Average volatility of peer group and S&P 500 companies	25%	29%
Average correlation coefficient of peer group and S&P 500 companies	0.5	0.6
Risk-free interest rate	0.98%	0.81%
Expected dividend yield	0%	0%
Expected term (in years)	3	3
For the year ended December 31, 2015, total compensation costs from all of the Company's stock-based awards was $14.3 million. Total compensation costs related to non-vested awards not yet recognized was $19.3 million as of December 31, 2015, which will be recognized over the next three years with a weighted average period of 1.3 years. The total income tax benefit recognized in the consolidated statement of operations for stock-based awards was $4.2 million for the year ended December 31, 2015.
For the year ended December 31, 2014, compensation costs from all of the Company's stock-based awards was $12.7 million. The total income tax benefit recognized in the consolidated statement of operations for stock-based awards was $4.4 million for the year ended December 31, 2014.
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
The total income tax benefit realized from the exercise of stock-based awards was $3.9 million, $11.0 million and $17.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.
The Company has reserved 1,265,625 shares of Class A Common Stock that the Company may sell to its full-time employees under its Employee Stock Purchase Plan (ESPP) at 90% of the stock's market price on the date of purchase. At December 31, 2015, 231,303 shares had been purchased under this plan. The Company recorded compensation expense for the 10% purchase discount of approximately $0.1 million in each of the years ended December 31, 2015, 2014 and 2013.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS):
The following table sets forth accumulated other comprehensive income/(loss) included in the consolidated balance sheets as of December 31, 2015 and 2014, respectively (dollars in thousands):

	Cumulative Foreign Currency Translation Adjustment	Defined Benefit Plans		Net Unrealized Gain/(Loss) on Cash Flow Hedges		Accumulated Other Comprehensive Income/(Loss)
Balance, December 31, 2013	$(14,687)	$214		$20,562		$6,089
Other comprehensive (loss)/income before reclassifications	(56,059)	1,008		(22,054)		(77,105)
Amounts reclassified from accumulated other comprehensive income, net of tax (provision)/benefit of ($102) and $946, respectively	—	183	(a)	(1,419)	(b)	(1,236)
Change in 2014	(56,059)	1,191		(23,473)		(78,341)
Balance, December 31, 2014	$(70,746)	$1,405		$(2,911)		$(72,252)
Other comprehensive (loss)/income before reclassifications	(86,968)	9,526		(2,082)		(79,524)
Amounts reclassified from accumulated other comprehensive income, net of tax (provision)/benefit of ($41) and $1,170, respectively	—	74	(a)	(1,755)	(b)	(1,681)
Change in 2015	(86,968)	9,600		(3,837)		(81,205)
Balance, December 31, 2015	$(157,714)	$11,005		$(6,748)		$(153,457)
(a) Existing net gains realized were recorded in labor and benefits on the consolidated statements of operations.
(b) Existing net losses realized were recorded in interest expense on the consolidated statements of operations (see Note 9, Derivative Financial Instruments).
17. SUPPLEMENTAL CASH FLOW INFORMATION:
Interest and Taxes Paid
The following table sets forth the cash paid for interest and income taxes for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	2015	2014	2013
Interest, net	$59,564	$43,076	$57,206
Income taxes	$44,807	$36,179	$14,522
Significant Non-Cash Investing and Financing Activities
The Company had outstanding receivables from outside parties for the funding of capital expenditures of $23.0 million, $32.1 million and $33.0 million as of December 31, 2015, 2014 and 2013, respectively. At December 31, 2015, 2014 and 2013, the Company also had $26.2 million, $51.3 million and $40.1 million, respectively, of purchases of property and equipment that had not been paid and, accordingly, were accrued in accounts payable in the normal course of business.
As more fully described in Note 4, Earnings Per Common Share, on October 1, 2015, the Company settled the prepaid stock purchase contract component of its TEUs with the delivery of 3,539,240 shares of its Class A Common Stock.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. SEGMENT AND GEOGRAPHIC AREA INFORMATION:
Segment Information
The Company presents the financial results of its 11 operating regions as three distinct operating segments: North American Operations, Australian Operations and U.K./European Operations (as more fully described in Note 1, Business and Customers). Each of our segments generates the following three categories of revenues from external customers: freight revenues, freight-related revenues and all other revenues (as more fully described in Note 2, Significant Accounting Policies). The Company's nine North American regions are aggregated into one segment as a result of having similar economic and operating characteristics.
The following tables set forth results from the Company's North American Operations segment, Australian Operations segment and U.K./European Operations segment for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	December 31, 2015
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$949,028	$146,850	$309,236	$1,405,114
Freight-related revenues	227,154	87,616	182,746	497,516
All other revenues	65,633	8,486	23,652	97,771
Total operating revenues	$1,241,815	$242,952	$515,634	$2,000,401
Income from operations	$297,486	$54,842	$31,933	$384,261
Depreciation and amortization	$141,814	$27,425	$19,296	$188,535
Loss on settlement of foreign currency forward purchase contracts	$16,374	$2,312	$—	$18,686
Interest expense, net	$39,651	$8,976	$17,965	$66,592
Provision for/(benefit from) income taxes	$69,552	$12,890	$(6,548)	$75,894
Expenditures for additions to property & equipment, net of grants from outside parties	$266,548	$31,179	$32,035	$329,762

	December 31, 2014
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$1,008,236	$243,705	$—	$1,251,941
Freight-related revenues	214,388	55,461	20,938	290,787
All other revenues	82,137	14,104	43	96,284
Total operating revenues	$1,304,761	$313,270	$20,981	$1,639,012
Income/(loss) from operations	$333,194	$90,396	$(2,019)	$421,571
Depreciation and amortization	$127,421	$28,095	$1,565	$157,081
Interest expense, net	$41,732	$12,152	$833	$54,717
Provision for/(benefit from) income taxes	$86,363	$23,443	$(2,699)	$107,107
Expenditures for additions to property & equipment, net of grants from outside parties	$277,725	$24,930	$864	$303,519

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2013
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$917,971	$259,393	$—	$1,177,364
Freight-related revenues	215,302	57,834	14,675	287,811
All other revenues	95,899	7,569	—	103,468
Total operating revenues	$1,229,172	$324,796	$14,675	$1,568,643
Income/(loss) from operations	$286,164	$95,016	$(992)	$380,188
Depreciation and amortization	$113,155	$27,102	$1,387	$141,644
Interest expense, net	$48,483	$14,814	$626	$63,923
Provision for/(benefit from) income taxes	$24,446	$22,258	$(408)	$46,296
Expenditures for additions to property & equipment, net of grants from outside parties	$163,157	$51,860	$388	$215,405
The following table sets forth the property and equipment recorded in the consolidated balance sheets as of December 31, 2015 and 2014 (dollars in thousands):

	December 31, 2015
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Property and equipment, net	$3,433,669	$465,123	$316,271	$4,215,063

	December 31, 2014
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Property and equipment, net	$3,269,604	$506,154	$12,724	$3,788,482
Geographic Area Information
Operating revenues for each geographic area for the years ended December 31, 2015, 2014 and 2013 were as follows (dollars in thousands):

	2015		2014		2013
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Operating revenues:
United States	$1,143,056	57.1%	$1,188,084	72.5%	$1,100,334	70.2%
Non-United States:
Australia	$242,952	12.1%	$313,270	19.1%	$324,796	20.7%
Canada	98,759	5.0%	116,677	7.1%	128,838	8.2%
U.K.	340,747	17.0%	—	—%	—	—%
Netherlands	119,421	6.0%	17,693	1.1%	12,687	0.8%
Other	55,466	2.8%	3,288	0.2%	1,988	0.1%
Total Non-United States	$857,345	42.9%	$450,928	27.5%	$468,309	29.8%
Total operating revenues	$2,000,401	100.0%	$1,639,012	100.0%	$1,568,643	100.0%

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and equipment for each geographic area as of December 31, 2015 and 2014 were as follows (dollars in thousands):

	2015		2014
	Amount	% of Total	Amount	% of Total
Property and equipment located in:
United States	$3,202,963	76.0%	$3,003,299	79.3%
Non-United States:
Australia	$465,123	11.0%	$506,154	13.4%
Canada	230,706	5.5%	266,305	7.0%
U.K.	303,210	7.2%	—	—%
Other	13,061	0.3%	12,724	0.3%
Total Non-United States	$1,012,100	24.0%	$785,183	20.7%
Total property and equipment, net	$4,215,063	100.0%	$3,788,482	100.0%

19. QUARTERLY FINANCIAL DATA (unaudited):
The following table sets forth the Company's quarterly results for the years ended December 31, 2015 and 2014 (dollars in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015
Operating revenues	$397,030	$542,219	$546,299	$514,853
Income from operations	$72,620	$99,451	$117,559	$94,631
Net income	$23,904	$52,837	$63,362	$84,934
Diluted earnings per common share	$0.42	$0.92	$1.10	$1.47

2014
Operating revenues	$376,279	$414,563	$432,543	$415,627
Income from operations	$74,875	$110,109	$123,116	$113,471
Net income	$40,004	$60,728	$72,650	$87,373
Diluted earnings per common share	$0.70	$1.07	$1.27	$1.53
In addition to the Company's changes in operations as described in Note 3, Changes in Operations, the quarters shown were affected by the items below:
The first quarter of 2015 included (i) $11.6 million after-tax loss on the settlement of foreign currency forward purchase contracts, (ii) $9.5 million after-tax business development and related costs, (iii) $1.3 million after-tax non-cash write-off of deferred financing fees associated with the refinancing of the credit facility, (iv) $1.2 million after-tax Australian severance costs and (v) $0.2 million after-tax gain on sale of assets.
The second quarter of 2015 included (i) $0.5 million after-tax business development and related costs and (ii) $0.3 million after-tax gain on sale of assets.
The third quarter of 2015 included (i) $1.3 million after-tax business development and related costs, (ii) $0.9 million after-tax gain on sale of assets and (iii) $0.4 million adjustment for tax returns from previous fiscal year.
The fourth quarter of 2015 included (i) $27.4 million tax benefit associated with the United States Short Line Tax Credit for 2015, (ii) $9.7 million tax benefit due to a U.K. tax rate adjustment, (iii) $1.7 million after-tax business development and related costs, (iv) $1.6 million after tax out of period impact of the final allocation of fair value to Freightliner's assets and liabilities, (v) $1.3 million tax expense due to the application of the full year 2015 effective tax rate to the results of the first three quarters of 2015 and (vi) $0.2 million after-tax gain on sale of assets.
The first quarter of 2014 included (i) $0.7 million after-tax business development and related costs and (ii) $0.5 million after-tax gain on sale of assets.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The fourth quarter of 2014 included (i) $27.0 million tax benefit associated with the United States Short Line Tax Credit for the first three quarters of 2014, (ii) $3.5 million tax expense due to the application of the full year 2014 effective tax rate to the results of the first three quarters of 2014, (iii) $1.0 million after-tax business development and related costs and (iv) $1.0 million after-tax gain on sale of assets.
20. RECENTLY ISSUED ACCOUNTING STANDARDS:
In September 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which requires an acquirer in a business combination to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. For public business entities, the amendments are effective for the financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and should be applied prospectively. Early adoption is permitted. The Company early adopted this amendment effective September 30, 2015. The adoption of this guidance did not have a material impact on its consolidated financial statements.
In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. For public entities, the amendments are effective for the financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and should be applied retrospectively. Early adoption is permitted. The Company early adopted this amendment effective December 31, 2015. The adoption of this guidance did not have a material impact on its consolidated financial statements.
Accounting Standards Not Yet Effective
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and includes the specific steps for recognizing revenue and disclosure requirements. In August 2015, the FASB issued ASU 2015-14, which approved a one-year deferral of the effective date of the new revenue recognition standard. The new standard will become effective for the Company beginning with the first quarter 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company is currently assessing the impact of adopting this guidance on its consolidated financial statements.
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
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which requires reporting entities to evaluate whether they should consolidate certain legal entities for financial reporting purposes. These amendments are effective for public entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be recorded as a direct reduction of the debt liability on the balance sheet rather than as an asset. For public business entities, the amendments are effective for the financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. In August 2015, the FASB issued ASU 2015-15, which advises that in regards to line-of-credit arrangements, the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Reclassifying the presentation of debt issuance costs is expected to decrease the Company's total assets by less than 1% and decrease total debt by approximately 1%.
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. For public entities, the amendments in this guidance are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted as of the beginning of an interim or annual reporting period. The Company does not expect the adoption of this guidance to have a material impact on its consolidated balance sheet.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) be measured at fair value, with subsequent changes in fair value recognized in net income. The amendments also impact certain disclosure requirements for financial instruments. The amendments are effective for public entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.