Form 10-Q
period 2016-03-31
GENESEE & WYOMING INC
filed 2016-05-05
CIK 1012620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-Q
________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Shares of common stock outstanding as of the close of business on May 2, 2016:

Class	Number of Shares Outstanding
Class A Common Stock	57,155,398
Class B Common Stock	793,138

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
From time to time, we may use our website as a channel of distribution of material company information. Financial and other material information regarding the Company is routinely posted on and accessible at www.gwrr.com/investors. In addition, you may automatically receive email alerts and other information about us by enrolling your email address in the "Email Alerts" section of www.gwrr.com/investors. The information contained on or connected to our Internet website is not deemed to be incorporated by reference in this Quarterly Report or filed with the SEC.
Forward-Looking Statements
This report and other documents referred to in this report contain forward-looking statements regarding future events and the future performance of Genesee & Wyoming Inc. that are based on current expectations, estimates and projections about our industry, our business and our performance, management's beliefs and assumptions made by management. Words such as "anticipates," "intends," "plans," "believes," "could," "should," "seeks," "expects," "will," "estimates," "trends," "outlook," variations of these words and similar expressions are intended to identify these forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast, including the following: risks related to the operation of our railroads; severe weather conditions and other natural occurrences, which could result in shutdowns, derailments, railroad network congestion or other substantial disruption of operations; customer demand and changes in our operations or loss of important customers; exposure to the credit risk of customers and counterparties; changes in commodity prices; consummation and integration of acquisitions; economic, political and industry conditions, including employee strikes or work stoppages; retention and contract continuation; legislative and regulatory developments, including changes in environmental and other laws and regulations to which we or our customers are subject; increased competition in relevant markets; funding needs and financing sources, including our ability to obtain government funding for capital projects; international complexities of operations, currency fluctuations, finance, tax and decentralized management; challenges of managing rapid growth, including retention and development of senior leadership; unpredictability of fuel costs; susceptibility to various legal claims and lawsuits; increase in, or volatility associated with, expenses related to estimated claims, self-insured retention amounts and insurance coverage limits; consummation of new business opportunities; decrease in revenues and/or increase in costs and expenses; susceptibility to the risks of doing business in foreign countries; our ability to realize the expected synergies associated with acquisitions; risks associated with our substantial indebtedness and others including, but not limited to, those set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q, if any, and those noted in our 2015 Annual Report on Form 10-K under "Risk Factors." Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Forward-looking statements speak only as of the date of this report or as of the date they were made. We do not undertake, and expressly disclaim, any duty to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2016 and DECEMBER 31, 2015 (Unaudited)
(dollars in thousands, except per share and share amounts)

	March 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$39,113	$35,941
Accounts receivable, net	362,433	382,458
Materials and supplies	48,023	45,790
Prepaid expenses and other	52,218	43,197
Total current assets	501,787	507,386
PROPERTY AND EQUIPMENT, net	4,230,511	4,215,063
GOODWILL	829,058	826,575
INTANGIBLE ASSETS, net	1,116,804	1,128,952
DEFERRED INCOME TAX ASSETS, net	2,520	2,270
OTHER ASSETS, net	25,372	22,836
Total assets	$6,706,052	$6,703,082
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$108,114	$75,966
Accounts payable	257,166	282,275
Accrued expenses	181,509	169,586
Total current liabilities	546,789	527,827
LONG-TERM DEBT, less current portion	2,142,306	2,205,785
DEFERRED INCOME TAX LIABILITIES, net	983,925	983,136
DEFERRED ITEMS - grants from outside parties	298,085	292,198
OTHER LONG-TERM LIABILITIES	159,647	174,675
COMMITMENTS AND CONTINGENCIES
EQUITY:
Class A Common Stock, $0.01 par value, one vote per share; 180,000,000 shares authorized at March 31, 2016 and December 31, 2015; 69,927,543 and 69,674,185 shares issued and 57,155,726 and 56,945,384 shares outstanding (net of 12,771,817 and 12,728,801 shares in treasury) on March 31, 2016 and December 31, 2015, respectively	699	697
Class B Common Stock, $0.01 par value, ten votes per share; 30,000,000 shares authorized at March 31, 2016 and December 31, 2015; 793,138 shares issued and outstanding on March 31, 2016 and December 31, 2015.	8	8
Additional paid-in capital	1,362,523	1,355,345
Retained earnings	1,571,695	1,544,676
Accumulated other comprehensive loss	(129,844)	(153,457)
Treasury stock, at cost	(229,781)	(227,808)
Total equity	2,575,300	2,519,461
Total liabilities and equity	$6,706,052	$6,703,082
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 and 2015 (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2016	2015
OPERATING REVENUES	$482,616	$397,030
OPERATING EXPENSES:
Labor and benefits	163,114	132,118
Equipment rents	38,430	22,032
Purchased services	46,502	24,381
Depreciation and amortization	49,330	42,217
Diesel fuel used in train operations	25,466	29,697
Electricity used in train operations	3,365	389
Casualties and insurance	10,120	8,523
Materials	21,591	18,695
Trackage rights	20,576	13,333
Net loss/(gain) on sale and impairment of assets	12,825	(317)
Restructuring costs	1,127	—
Other expenses	33,174	33,342
Total operating expenses	425,620	324,410
INCOME FROM OPERATIONS	56,996	72,620
Interest income	75	26
Interest expense	(17,975)	(13,508)
Loss on settlement of foreign currency forward purchase contracts	—	(18,686)
Other income, net	731	314
Income before income taxes	39,827	40,766
Provision for income taxes	(12,808)	(16,862)
Net income	$27,019	$23,904
Basic earnings per common share	$0.47	$0.43
Weighted average shares - Basic	57,025	55,826
Diluted earnings per common share	$0.47	$0.42
Weighted average shares - Diluted	57,964	57,121
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2016 and 2015 (Unaudited)
(dollars in thousands)

	Three Months Ended
	March 31,
	2016	2015
NET INCOME	$27,019	$23,904
OTHER COMPREHENSIVE INCOME/(LOSS):
Foreign currency translation adjustment	31,121	(46,747)
Net unrealized loss on qualifying cash flow hedges, net of tax benefit of $6,288 and $4,207, respectively	(9,431)	(6,311)
Changes in pension and other postretirement benefits, net of tax (provision) of ($520) and ($30), respectively	1,923	53
Other comprehensive income/(loss)	23,613	(53,005)
COMPREHENSIVE INCOME/(LOSS)	$50,632	$(29,101)
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 and 2015 (Unaudited)
(dollars in thousands)

	Three Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,019	$23,904
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,330	41,813
Stock-based compensation	5,074	3,881
Excess tax benefit from share-based compensation	(53)	(834)
Deferred income taxes	5,029	10,236
Net loss/(gain) on sale and impairment of assets	12,825	(317)
Loss on settlement of foreign currency forward purchase contracts	—	18,686
Changes in assets and liabilities which provided/(used) cash, net of effect of acquisitions:
Accounts receivable, net	9,617	20,547
Materials and supplies	(1,381)	543
Prepaid expenses and other	(6,564)	(3,410)
Accounts payable and accrued expenses	(26,877)	(32,133)
Other assets and liabilities, net	4,048	1,078
Net cash provided by operating activities	78,067	83,994
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(55,993)	(66,267)
Grant proceeds from outside parties	16,229	16,369
Cash paid for acquisitions, net of cash acquired	—	(723,944)
Net payment from settlement of foreign currency forward purchase contracts related to an acquisition	—	(18,686)
Insurance proceeds for the replacement of assets	2,418	1,421
Proceeds from disposition of property and equipment	292	1,082
Net cash used in investing activities	(37,054)	(790,025)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on revolving line-of-credit, long-term debt and capital lease obligations	(143,684)	(125,307)
Proceeds from revolving line-of-credit and long-term borrowings	104,316	892,805
Debt amendment/issuance costs	—	(5,933)
Proceeds from employee stock purchases	2,668	2,727
Treasury stock purchases	(1,974)	(2,847)
Excess tax benefit from share-based compensation	53	834
Net cash (used in)/provided by financing activities	(38,621)	762,279
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	780	(3,555)
INCREASE IN CASH AND CASH EQUIVALENTS	3,172	52,693
CASH AND CASH EQUIVALENTS, beginning of period	35,941	59,727
CASH AND CASH EQUIVALENTS, end of period	$39,113	$112,420
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:
The interim consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and are unaudited. They do not contain all disclosures which would be required in a full set of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, the unaudited financial statements for the three months ended March 31, 2016 and 2015 are presented on a basis consistent with the audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods presented. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The consolidated balance sheet data for 2015 was derived from the audited financial statements in the Company's 2015 Annual Report on Form 10-K but does not include all disclosures required by U.S. GAAP.
The results of operations of the foreign entities are maintained in the local currency of the respective subsidiary and translated into United States dollars at the applicable exchange rates for inclusion in the consolidated financial statements. As a result, any appreciation or depreciation of these currencies against the United States dollar will impact the Company's results of operations.
The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2015 included in the Company's 2015 Annual Report on Form 10-K. Certain reclassifications have been made to prior period balances to conform to the current year presentation, including (1) debt issuance costs, current portion of long-term debt and long-term debt, less current portion (see Note 5, Long-Term Debt) and (2) current deferred income tax assets, long-term deferred income tax assets and long-term deferred income tax liabilities (see Note 9, Income Taxes).
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
2. CHANGES IN OPERATIONS:
Australia
Arrium Limited: Between 2011 and 2014, the Company's subsidiary, Genesee & Wyoming Australia Pty Ltd (GWA) invested a total of approximately $78 million to purchase locomotives and railcars, as well as to construct a standard gauge rolling-stock maintenance facility to support iron ore shipments from Arrium Limited's (Arrium) Southern Iron mine and the Whyalla-based operations, which include the Middleback Range iron ore mines and the Whyalla steelworks.
Arrium mothballed its Southern Iron mine in April 2015, citing the significant decline in the price of iron ore. During 2015, GWA carried approximately 8,300 carloads of iron ore from the Southern Iron mine and, in total, generated approximately A$83 million in freight and freight-related revenues (or approximately $62 million at the average exchange rate for the year ended December 31, 2015) under the fixed and variable payment structure that is customary in large contracts in Australia.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On April 7, 2016, following prolonged financial distress, Arrium announced it had entered into voluntary administration. As a result of this announcement, the Company recorded a $13.0 million non-cash charge related to the impairment of GWA's now idle rolling-stock maintenance facility and an allowance for doubtful accounts charge of $8.1 million associated with accounts receivable from Arrium. As a result of the voluntary administration, the Company expects all payments to GWA associated with the Southern Iron rail haulage agreement to cease. GWA expects to redeploy rolling-stock previously used to provide service under the Southern Iron rail haulage agreement to serve other customers.
As a consequence of the voluntary administration process, GWA could lose some or all of the revenue associated with the remaining haulage agreement to serve several iron ore mines in the Middleback Range and the Whyalla Steelworks operations. The continuation of payments and service under GWA's remaining rail haulage agreement represent A$35 million (or approximately $26 million at the current exchange rate) of revenue on an annual basis. In the event of an adverse determination regarding the viability of the Middleback Range or the Whyalla Steelworks operations, or a termination of the remaining rail haulage agreement, all or a portion of GWA's assets deployed to provide service under this agreement, which consist largely of narrow gauge locomotives and wagons, could be redeployed elsewhere in Australia.
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
Headquartered in London, England, Freightliner is an international freight rail operator with operations in the United Kingdom (U.K.), Poland, Germany, the Netherlands and Australia. Freightliner's principal business is located in the U.K. where it is the largest maritime intermodal operator and the second largest freight rail operator, providing service throughout England, Scotland and Wales. In Continental Europe, Freightliner Poland primarily serves aggregates and coal customers in Poland. In addition, Freightliner's ERS subsidiary, based in Rotterdam, provides cross-border intermodal services connecting the northern European ports of Rotterdam, Bremerhaven and Hamburg to key cities in Germany, Poland, Italy and beyond. In Australia, Freightliner currently transports coal and containerized agricultural products for its customers in New South Wales. As of the acquisition date, Freightliner employed approximately 2,500 people worldwide and had a fleet of primarily leased equipment, which included approximately 250 diesel locomotives, approximately 45 electric locomotives and 5,500 railcars.
The Company funded the acquisition with borrowings under the Company's Second Amended and Restated Senior Secured Syndicated Credit Facility Agreement, as amended (the Credit Agreement) (see Note 5, Long-Term Debt) and available cash. The foreign exchange rate used to translate the total consideration to United States dollars was $1.49 for one British pound (GBP). The calculation of the total consideration for the Freightliner acquisition is presented below (amounts in thousands):

	GBP	USD
Cash consideration	£492,083	$733,006
Deferred consideration	24,200	36,048
Total consideration	£516,283	$769,054
As of March 25, 2015, the Company recorded a contingent liability within other long-term liabilities of £24.2 million (or $36.0 million at the exchange rate on March 25, 2015). This contingent liability represented the aggregate fair value of the shares transferred to the Company by the Management Shareholders representing an economic interest of approximately 6% on the acquisition date at the Freightliner acquisition price per share, in exchange for the right to receive cash consideration for the representative economic interest in the future (deferred consideration). The Company will recalculate the estimated fair value of the deferred consideration in each reporting period until it is paid in full by using a contractual formula designed to estimate the economic value of the Management Shareholders' retained interest in a manner consistent with that used to derive the Freightliner acquisition price per share on the acquisition date. Accordingly, a change in the fair value of the deferred consideration could have a material effect on the Company's results of operations for the period in which a change in estimate occurs. The fair value of the contingent liability has not materially changed since the March 25, 2015 acquisition date (see Note 7, Fair Value of Financial Instruments).

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The results of operations from Freightliner have been included in the Company's consolidated statement of operations since the March 25, 2015 acquisition date. The results of operations from Freightliner for the five business days included in the Company's consolidated statement of operations for the three months ended March 31, 2015 were not material. U.K. and Continental Europe operations are included in the Company's U.K./European Operations segment and the results of Freightliner's Australia operations are included in the Company's Australian Operations segment (see Note 13, Segment and Geographic Area Information). The Company incurred $12.6 million of acquisition-related costs associated with Freightliner during the three months ended March 31, 2015, which were included within other expenses in the Company's consolidated statement of operations. In addition, the Company recorded a loss of $18.7 million on the settlement of foreign currency forward purchase contracts during the three months ended March 31, 2015, which were entered into in contemplation of the Freightliner acquisition (see Note 6, Derivative Financial Instruments).
Pro Forma Financial Results (Unaudited)
The following table summarizes the Company's unaudited pro forma operating results for the three months ended March 31, 2015 as if the acquisition of Freightliner had been consummated as of January 1, 2014. The following pro forma financial information does not include the impact of any costs to integrate the operations or the impact of derivative instruments that the Company has entered into or may enter into to mitigate interest rate risk (dollars in thousands, except per share amounts):

Three Months Ended
March 31,
2015
Operating revenues	$553,649
Net income	$47,789
Basic earnings per common share	$0.86
Diluted earnings per common share	$0.84
The unaudited pro forma operating results included the acquisition of Freightliner adjusted, net of tax, for depreciation and amortization expense resulting from the determination of fair values of the acquired property and equipment and amortizable intangible assets, the inclusion of interest expense related to borrowings used to fund the acquisition, the amortization of debt issuance costs related to the Company's entry into the Credit Agreement and the elimination of Freightliner's interest expense related to debt not assumed in the acquisition. Since the pro forma financial results assume the acquisition was consummated on January 1, 2014, the 2015 unaudited pro forma operating results for the three months ended March 31, 2015 excluded $12.6 million ($9.5 million, net of tax) of costs incurred by the Company related to the acquisition of Freightliner, $12.2 million ($9.1 million, net of tax) of transaction-related costs incurred by Freightliner and an $18.7 million ($11.6 million, net of tax) loss on settlement of foreign currency forward purchase contracts directly attributable to the acquisition of Freightliner.
Prior to the acquisition, Freightliner's fiscal year was based on a 52/53 week period ending on the nearest Saturday on or before March 31. Since Freightliner and the Company had different fiscal year end dates, the unaudited pro forma operating results were prepared based on comparable periods. The unaudited pro forma operating results for the three months ended March 31, 2015 were based upon the Company's consolidated statement of operations for the three months ended March 31, 2015 and the sum of Freightliner's historical operating results for the 12 weeks ended March 28, 2015, adjusted for the five days already included in the Company's first quarter results. The foreign exchange rate used to translate Freightliner's historical operating results to United States dollars was $1.51 for one British pound (which was calculated based on average daily exchange rates during the three month period ended March 31, 2015).
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
3. EARNINGS PER COMMON SHARE:
The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2016	2015
Numerator:
Net income	$27,019	$23,904
Denominators:
Weighted average Class A common shares outstanding - Basic	57,025	55,826
Weighted average Class B common shares outstanding	793	1,002
Dilutive effect of employee stock-based awards	146	293
Weighted average shares - Diluted	57,964	57,121

Basic earnings per common share	$0.47	$0.43
Diluted earnings per common share	$0.47	$0.42
The following total number of Class A Common Stock shares issuable under the assumed exercise of stock-based awards computed based on the treasury stock method were excluded from the calculation of diluted earnings per common share, as the effect of including these shares would have been antidilutive (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Antidilutive shares	1,311	503
4. ACCOUNTS RECEIVABLE:
Accounts receivable consisted of the following as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016	December 31, 2015
Accounts receivable - trade	$340,331	$339,100
Accounts receivable - grants from outside parties	13,687	22,997
Accounts receivable - insurance and other third-party claims	25,074	26,574
Total accounts receivable	379,092	388,671
Less: Allowance for doubtful accounts	(16,659)	(6,213)
Accounts receivable, net	$362,433	$382,458

The Company recorded an allowance for doubtful accounts of $8.1 million during the three months ended March 31, 2016 associated with an Australian iron ore customer entering into voluntary administration following significant financial hardship (see Note 2, Changes in Operations for additional information).

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Grants from Outside Parties
The Company periodically receives grants for the upgrade and construction of rail lines and the upgrade of locomotives from federal, provincial, state and local agencies in the United States and provinces in Canada in which the Company operates. These grants typically reimburse the Company for 50% to 100% of the actual cost of specific projects. In total, the Company received grant proceeds of $16.2 million and $16.4 million for the three months ended March 31, 2016 and 2015, respectively, from such grant programs. The proceeds were presented as cash inflows from investing activities within each of the applicable periods.
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
The following table sets forth the offset to depreciation expense from the amortization of deferred grants recorded by the Company during the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended
	March 31,
	2016	2015
Amortization of deferred grants	$2,949	$2,799
Insurance and Third-Party Claims
Accounts receivable from insurance and other third-party claims at March 31, 2016 included $12.8 million from the Company's North American Operations, $6.2 million from the Company's Australian Operations and $6.1 million from the Company's U.K./European Operations. The balance from the Company's North American Operations resulted predominately from the Company's anticipated insurance recoveries associated with a derailment in Alabama (the Aliceville Derailment) in November 2013. The balance from the Company's Australian Operations resulted primarily from the Company's anticipated insurance recoveries associated with derailments in Australia in 2012. The balance from the Company's U.K./European Operations resulted primarily from the Company's anticipated insurance recoveries associated with a rail-related collision in Germany in 2014 that occurred prior to the Company's acquisition of Freightliner. The Company received proceeds from insurance totaling $2.4 million and $1.4 million for the three months ended March 31, 2016 and 2015, respectively.
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
On January 1, 2016, the Company adopted the Financial Accounting Standards Board's (FASB) Accounting Standards Update (ASU) 2015-03, Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be recorded as a direct reduction of the debt liability on the balance sheet rather than as an asset. The Company applied this guidance to all of its outstanding debt issuance costs retrospectively to all periods presented. The December 31, 2015 consolidated balance sheet and related disclosures were adjusted to reflect the reclassification of $23.5 million of debt issuance costs from other assets to a reduction in current portion of long-term debt of $6.0 million and a reduction in long-term debt, less current portion, of $17.5 million. There was no other impact on the consolidated financial statements from the adoption of this guidance.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During the three months ended March 31, 2016, the Company made prepayments on its United States term loan of $35.0 million and Australian term loan of A$13.0 million (or $9.6 million at the exchange rates on the dates the payments were made). As of March 31, 2016, the Company had the following outstanding term loans (amounts in thousands, except percentages):

	Local Currency		United States Dollar Equivalent	Interest Rate
United States dollar		$1,737,000	$1,737,000	2.43%
Australian dollar	A$	276,627	$212,228	4.14%
British pound		£101,681	$146,350	2.51%
The Company's availability to draw from the unused borrowing capacity is subject to covenant limitations. As of March 31, 2016, the Company had the following unused borrowing capacity under its revolving credit facility (amounts in thousands):

Composition	March 31, 2016
Total available borrowing capacity	$625,000
Outstanding revolving loans	$57,937
Outstanding letter of credit guarantees	$5,123
Unused borrowing capacity	$561,940
As of March 31, 2016, the Company had the following outstanding revolving loans (amounts in thousands, except percentages):

	Local Currency		United States Dollar Equivalent	Interest Rate
British pound (swingline loan)		£1,400	$2,015	2.48%
British pound		£18,000	$25,907	2.51%
Canadian dollar	C$	23,000	$17,724	2.88%
Euro		€10,800	$12,292	2.00%
As of March 31, 2016, the Company was in compliance with the covenants under the Credit Agreement.
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
On November 9, 2012, the Company entered into multiple 10-year forward starting interest rate swap agreements to manage the exposure to changes in interest rates on the Company's variable rate debt. It remains probable that the Company will either issue $300.0 million of fixed-rate debt or have $300.0 million of variable-rate debt under the Company's commercial banking lines throughout the term of the outstanding swap agreements. The forward starting interest rate swap agreements are expected to settle in cash based on the fair market value of the interest rate swaps on September 30, 2016. The Company expects to amortize any gains or losses on the settlements over the life of the respective swap.
The fair values of the Company's interest rate swap agreements were estimated based on Level 2 inputs. The Company's effectiveness testing during the three months ended March 31, 2016 and 2015 resulted in no amount of gain or loss reclassified from accumulated other comprehensive loss into earnings due to ineffectiveness. During the three months ended March 31, 2016 and 2015, $0.3 million and $0.8 million, respectively, of existing net losses were realized and recorded as interest expense in the consolidated statements of operations. Based on the Company's fair value assumptions as of March 31, 2016, it expects to realize $0.8 million of existing net losses that are reported in accumulated other comprehensive loss into earnings within the next 12 months. See Note 11, Accumulated Other Comprehensive Loss, for additional information regarding the Company's cash flow hedges.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Foreign Currency Exchange Rate Risk
As of March 31, 2016, the Company's foreign subsidiaries had $515.2 million of third-party debt, including capital leases, denominated in the local currencies in which the Company's foreign subsidiaries operate, including the Australian dollar, the British pound, the Canadian dollar and the Euro. The debt service obligations associated with this foreign currency debt are generally funded directly from those foreign operations. As a result, foreign currency risk related to this portion of the Company's debt service payments is limited. However, in the event the foreign currency debt service is not paid by the Company's foreign subsidiaries and is paid by its United States subsidiaries, the Company may face exchange rate risk if the Australian dollar, the British pound, the Canadian dollar or the Euro were to appreciate relative to the United States dollar and require higher United States dollar equivalent cash.
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
On March 25, 2015, the Company closed on the Freightliner transaction and paid cash consideration for the acquisition of £492.1 million (or $733.0 million at the exchange rate on March 25, 2015). The Company financed the acquisition through a combination of available cash and borrowings under the Company's Credit Agreement. A portion of the funds were transferred from the United States to the U.K. through an intercompany loan with a notional amount of £120.0 million (or $181.0 million at the exchange rate on the effective date of the loan) and accrued interest as of March 31, 2016 of £7.6 million (or $11.0 million at the exchange rate on March 31, 2016), each of which are expected to remain until maturity of the loan. To mitigate the foreign currency exchange rate risk related to this non-functional currency intercompany loan and the related interest, the Company entered into British pound forward contracts, which are accounted for as cash flow hedges. The fair values of the Company's British pound forward contracts were estimated based on Level 2 inputs. The Company's effectiveness testing during the three months ended March 31, 2016 and 2015 resulted in no amount of gain or loss reclassified from accumulated other comprehensive income/(loss) into earnings due to ineffectiveness.
The following table summarizes the Company's outstanding British pound forward contracts (British pounds in thousands):

Effective Date	Settlement Date	Notional Amount	Exchange Rate
3/25/2015	3/31/2020	£60,000	1.50
3/25/2015	3/31/2020	£60,000	1.51
6/30/2015	3/31/2020	£2,035	1.57
9/30/2015	3/31/2020	£1,846	1.51
12/31/2015	3/31/2020	£1,873	1.48
3/31/2016	3/31/2020	£1,881	1.45

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the fair value of the Company's derivative instruments recorded in the consolidated balance sheets as of March 31, 2016 and December 31, 2015 (dollars in thousands):

		Fair Value
	Balance Sheet Location	March 31, 2016	December 31, 2015
Asset Derivatives:
Derivatives designated as hedges:
British pound forward contracts	Other assets, net	$5,706	$1,530
Total derivatives designated as hedges		$5,706	$1,530

Liability Derivatives:
Derivatives designated as hedges:
Interest rate swap agreements	Accrued expenses	$27,992	$846
Interest rate swap agreements	Other long-term liabilities	—	11,655
British pound forward contracts	Other long-term liabilities	18	—
Total liability derivatives designated as hedges		$28,010	$12,501
The following table shows the effect of the Company's derivative instruments designated as cash flow hedges for the three months ended March 31, 2016 and 2015 in other comprehensive income/(loss) (OCI) (dollars in thousands):

	Total Cash Flow Hedge OCI Activity, Net of Tax
	Three Months Ended
	March 31,
	2016	2015
Derivatives Designated as Cash Flow Hedges:
Effective portion of changes in fair value recognized in OCI:
Interest rate swap agreements	$(9,302)	$(5,839)
British pound forward contracts	2,503	(472)
	$(6,799)	$(6,311)
The following table shows the effect of the Company's derivative instruments not designated as hedges for the three months ended March 31, 2016 and 2015 in the consolidated statements of operations (dollars in thousands):

		Amount Recognized in Earnings
		Three Months Ended
	Location of Amount Recognized in Earnings	March 31,
		2016	2015
Derivative Instruments Not Designated as Hedges:
British pound forward purchase contracts	Loss on settlement of foreign currency forward purchase contracts	$—	$(18,686)
		$—	$(18,686)

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

•
The Company's recurring fair value measurements using significant unobservable inputs (Level 3) relate solely to the Company's deferred consideration from the Freightliner acquisition. The fair value of the deferred consideration liability was estimated by discounting, to present value, contingent payments expected to be made.

•
Financial Instruments Carried at Historical Cost: Since the Company's long-term debt is not actively traded, fair value was estimated using a discounted cash flow analysis based on Level 2 valuation inputs, including borrowing rates the Company believes are currently available to it for loans with similar terms and maturities.

The following table presents the Company's financial instruments carried at fair value using Level 2 inputs as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016	December 31, 2015
Financial instruments carried at fair value using Level 2 inputs:
Financial assets carried at fair value:
British pound forward contracts	$5,706	$1,530
Total financial assets carried at fair value	$5,706	$1,530
Financial liabilities carried at fair value:
Interest rate swap agreements	$27,992	$12,501
British pound forward contracts	18	—
Total financial liabilities carried at fair value	$28,010	$12,501
The following table presents the Company's financial instrument carried at fair value using Level 3 inputs as of March 31, 2016 and December 31, 2015 (amounts in thousands):

	March 31, 2016		December 31, 2015
	GBP	USD	GBP	USD
Financial instrument carried at fair value using Level 3 inputs:
Financial liabilities carried at fair value:
Accrued deferred consideration	£24,266	$34,926	£24,200	$35,680

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company's recurring fair value measurements using significant unobservable inputs (Level 3) relate solely to the Company's deferred consideration from the Freightliner acquisition. This contingent liability represented the aggregate fair value of the shares transferred to the Company by the Management Shareholders. The contingent liability represents an economic interest of approximately 6% on the acquisition date at the Freightliner acquisition price per share, in exchange for the right to receive cash consideration for the representative economic interest in the future (deferred consideration). Each of the Management Shareholders may elect to receive one third of their respective deferred consideration valued as of March 31, 2018, 2019 and 2020. The remaining portion of the deferred consideration will be valued as of March 31, 2020 and paid by the end of 2020.
The Company recalculates the estimated fair value of the deferred consideration in each reporting period until it is paid in full by using a contractual formula designed to estimate the economic value of the Management Shareholders' retained interest in a manner consistent with that used to derive the Freightliner acquisition price per share on the acquisition date. The Company expects to recognize all future changes in the contingent liability for the estimated fair value of the deferred consideration through other expenses within the Company's consolidated statement of operations. These future changes in the estimated fair value of the deferred consideration are not expected to be deductible for tax purposes. The fair value of the deferred consideration has not materially changed since December 31, 2015.
The following table presents the carrying value and fair value using Level 2 inputs of the Company's financial instruments carried at historical cost as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities carried at historical cost:
United States term loan	$1,721,760	$1,721,971	$1,755,736	$1,750,040
Australian term loan	210,508	211,299	209,242	210,128
U.K. term loan	146,039	145,734	149,500	150,030
Revolving credit facility	53,088	57,663	39,737	44,833
Other debt	3,092	3,068	3,123	3,090
Total	$2,134,487	$2,139,735	$2,157,338	$2,158,121
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
The following table summarizes the components of the Pension Program related to the net benefit costs recognized in labor and benefits in the Company's consolidated statement of operations for the three months ended March 31, 2016 (dollars in thousands):

Three Months Ended
March 31, 2016
Service cost	$3,427
Interest cost	3,188
Expected return on plan assets	(4,074)
Net periodic benefit cost	$2,541

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During the three months ended March 31, 2016, the Company contributed $3.0 million to fund the Pension Program. The Company expects to contribute $9.7 million to the Pension Program for the remainder of 2016. The Pension Program's assets may undergo significant changes over time as a result of market conditions. In the event that the Pension Program's projected assets and liabilities reveal additional funding requirements, the shared cost arrangement generally means that the Company will be required to pay 60% of any additional contributions, with active members contributing the remaining 40%, in each case over an agreed recovery period. If the Pension Program was to be terminated and wound up, any deficit would fall entirely on the Company and would not be shared with active members. Currently, the Company has no intention of terminating the Pension Program.
9. INCOME TAXES:
The Company's effective income tax rate for the three months ended March 31, 2016 was 32.2%, compared with 41.4% for the three months ended March 31, 2015. The lower effective income tax rate for the three months ended March 31, 2016 was driven primarily by the United States Short Line Tax Credit. The Company's provision for income taxes for the three months ended March 31, 2016 included an income tax benefit of $6.3 million associated with the United States Short Line Tax Credit. In December 2015, the United States Short Line Tax Credit (which had previously expired on December 31, 2014), was extended for fiscal years 2015 and 2016. As the extension was passed in December 2015 for the 2015 fiscal year, the United States Short Line Tax Credit associated with results for the three months ended March 31, 2015 was recorded in the fourth quarter of 2015.
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
The Company's provision for income taxes for the three months ended March 31, 2016 also included a valuation allowance of A$2.6 million (or $2.0 million at the average exchange rate in March of 2016) associated with the impairment of GWA's rolling-stock maintenance facility (see Note 2, Changes in Operations).
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. For public entities, the amendments in this guidance are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted as of the beginning of an interim or annual reporting period. The Company early adopted the provisions of this ASU as of January 1, 2016 and applied it retrospectively to all periods presented. The December 31, 2015 consolidated balance sheet was adjusted to reflect a reduction of current deferred income tax assets of $69.2 million, an increase in non-current deferred income tax assets of $0.2 million and a reduction in non-current deferred income tax liabilities of $69.0 million. There was no other impact on the consolidated financial statements from the adoption of this guidance.
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

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

11. ACCUMULATED OTHER COMPREHENSIVE LOSS:
The following tables set forth the components of accumulated other comprehensive loss included in the consolidated balance sheets and consolidated statements of comprehensive income/(loss) (dollars in thousands):

	Foreign Currency Translation Adjustment	Defined Benefit Plans		Net Unrealized Gain/(Loss) on Cash Flow Hedges		Accumulated Other Comprehensive Loss
Balance, December 31, 2015	$(156,146)	$11,005		$(8,316)		$(153,457)
Other comprehensive loss before reclassifications	31,121	—		(9,261)		21,860
Amounts reclassified from accumulated other comprehensive loss, net of tax (provision)/benefit of $(520) and $113, respectively	—	1,923	(a)	(170)	(b)	1,753
Current period change	31,121	1,923		(9,431)		23,613
Balance, March 31, 2016	$(125,025)	$12,928		$(17,747)		$(129,844)

	Foreign Currency Translation Adjustment	Defined Benefit Plans		Net Unrealized Gain/(Loss) on Cash Flow Hedges		Accumulated Other Comprehensive Loss
Balance, December 31, 2014	$(70,746)	$1,405		$(2,911)		$(72,252)
Other comprehensive loss before reclassifications	(46,747)	—		(5,859)		(52,606)
Amounts reclassified from accumulated other comprehensive loss, net of tax (provision)/benefit of ($30) and $301, respectively	—	53	(a)	(452)	(b)	(399)
Current period change	(46,747)	53		(6,311)		(53,005)
Balance, March 31, 2015	$(117,493)	$1,458		$(9,222)		$(125,257)
(a) Existing net gains realized were recorded in labor and benefits on the consolidated statements of operations.
(b) Existing net losses realized were recorded in interest expense on the consolidated statements of operations (see Note 6, Derivative Financial Instruments).
12. SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
As of March 31, 2016 and 2015, the Company had outstanding receivables from outside parties for the funding of capital expenditures of $13.7 million and $20.3 million, respectively. At March 31, 2016 and 2015, the Company also had $7.6 million and $27.2 million, respectively, of purchases of property and equipment that were not paid and, accordingly, were accrued in accounts payable in the normal course of business.
13. SEGMENT AND GEOGRAPHIC AREA INFORMATION:
Segment Information
The Company presents the financial results of its 11 operating regions as three distinct operating segments: North American Operations, Australian Operations and U.K./European Operations. Each of the Company's segments generates the following three categories of revenues from external customers: freight revenues, freight-related revenues and all other revenues. The Company's nine North American regions are aggregated into one segment as a result of having similar economic and operating characteristics.
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

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table reflects the average exchange rates used to translate the foreign entities respective local currency results of operations into United States dollars for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
United States dollar per Australian dollar	$0.72	$0.79
United States dollar per British pound	$1.43	$1.51
United States dollar per Canadian dollar	$0.73	$0.81
United States dollar per Euro	$1.10	$1.13
The following tables set forth the Company's operating segments for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended March 31, 2016
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$221,825	$24,777	$79,812	$326,414
Freight-related revenues	61,525	25,490	46,443	133,458
All other revenues	16,428	1,531	4,785	22,744
Total Operating revenues	$299,778	$51,798	$131,040	$482,616
Income/(loss) from operations	$69,978	$(11,751)	$(1,231)	$56,996
Depreciation and amortization	$36,189	$6,656	$6,485	$49,330
Interest expense, net	$10,465	$2,395	$5,040	$17,900
Provision for/(benefit from) income taxes	$16,009	$(2,525)	$(676)	$12,808
Expenditures for additions to property & equipment, net of grants from outside parties	$29,177	$5,187	$5,400	$39,764

	Three Months Ended March 31, 2015
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$243,030	$46,358	$8,821	$298,209
Freight-related revenues	58,061	10,864	9,200	78,125
All other revenues	16,533	2,720	1,443	20,696
Total Operating revenues	$317,624	$59,942	$19,464	$397,030
Income/(loss) from operations	$57,081	$14,236	$1,303	$72,620
Depreciation and amortization	$35,305	$6,226	$686	$42,217
Interest expense, net	$10,773	$2,333	$376	$13,482
Loss on settlement of foreign currency forward purchase contracts	$16,374	$2,312	$—	$18,686
Provision for/(benefit from) income taxes	$14,157	$2,928	$(223)	$16,862
Expenditures for additions to property & equipment, net of grants from outside parties	$45,270	$4,615	$13	$49,898

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables set forth the property and equipment recorded in the consolidated balance sheets for the Company's operating segments as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Property and equipment, net	$3,447,028	$469,722	$313,761	$4,230,511

	December 31, 2015
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Property and equipment, net	$3,433,669	$465,123	$316,271	$4,215,063
Geographic Area Information
Operating revenues for each geographic area for the three months ended March 31, 2016 and 2015 were as follows (dollars in thousands):

	Three Months Ended
	March 31, 2016		March 31, 2015
	Amount	% of Total	Amount	% of Total
Operating revenues:
United States	$276,755	57.3%	$290,419	73.1%
Non-United States:
Australia	$51,798	10.7%	$59,941	15.1%
Canada	23,023	4.8%	27,205	6.9%
U.K.	95,676	19.8%	9,654	2.4%
Netherlands	24,761	5.2%	7,433	1.9%
Other	10,603	2.2%	2,378	0.6%
Total Non-United States	$205,861	42.7%	$106,611	26.9%
Total operating revenues	$482,616	100.0%	$397,030	100.0%
Property and equipment for each geographic area as of March 31, 2016 and December 31, 2015 were as follows (dollars in thousands):

	March 31, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total
Property and equipment located in:
United States	$3,204,941	75.8%	$3,202,963	76.0%
Non-United States:
Australia	$469,722	11.0%	$465,123	11.0%
Canada	242,088	5.7%	230,706	5.5%
U.K.	298,792	7.1%	303,210	7.2%
Other	14,968	0.4%	13,061	0.3%
Total Non-United States	$1,025,570	24.2%	$1,012,100	24.0%
Total property and equipment, net	$4,230,511	100.0%	$4,215,063	100.0%

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

14. RECENTLY ISSUED ACCOUNTING STANDARDS:
Accounting Standards Not Yet Effective
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and includes the specific steps for recognizing revenue and disclosure requirements. In August 2015, the FASB issued ASU 2015-14, which approved a one-year deferral of the effective date of the new revenue recognition standard. In March 2016, the FASB issued ASU 2016-08, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, which provides clarification when identifying performance obligations and providing implementation guidance on licensing. The new standards will become effective for the Company on January 1, 2018, and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company is currently assessing the impact of adopting this guidance on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will require lessees to recognize leases on their balance sheets as a right-of-use asset with a corresponding liability. Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of 12 months or less. Lessor accounting under the provisions of the standard is substantially unchanged. Additional qualitative and quantitative disclosures, including significant judgments made by management, will also be required. The amendments are effective for fiscal years beginning after December 15, 2018, requiring a modified retrospective transition approach and includes a number of practical expedients. Early application is permitted. The standard will become effective for the Company beginning January 1, 2019. The Company is currently assessing the impact of adopting this guidance on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based compensation arrangements, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. The amendments will be effective for the Company January 1, 2017. The Company is currently assessing the impact of adopting this guidance on its consolidated financial statements.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion should be read in conjunction with our consolidated financial statements, related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our 2015 Annual Report on Form 10-K. When comparing our results of operations from one reporting period to another, it is important to consider that we have historically experienced fluctuations in revenues and expenses due to acquisitions, changing economic conditions, commodity prices, competitive forces, changes in foreign currency exchange rates, rail network congestion, one-time freight moves, fuel price fluctuations, customer plant expansions and shutdowns, sales of property and equipment, derailments and weather-related conditions, such as hurricanes, cyclones, tornadoes, high winds, droughts, heavy snowfall, unseasonably hot or cold weather, freezing and flooding, among other factors. In periods when these events occur, our results of operations are not easily comparable from one period to another. Finally, certain of our railroads have commodity shipments that are sensitive to general economic conditions, global commodity prices and foreign exchange rates, such as steel products, iron ore, paper products, lumber and forest products and agricultural products, as well as product specific market conditions, such as the availability of lower priced alternative sources of power generation (coal) and energy commodity price differentials (crude oil). Other shipments are relatively less affected by economic conditions and are more closely affected by other factors, such as winter weather (salt) and seasonal rainfall (agricultural products). As a result of these and other factors, our results of operations in any reporting period may not be directly comparable to our results of operations in other reporting periods.
Overview
We own and operate 121 freight railroads worldwide that are organized in 11 operating regions with 7,500 employees and more than 2,800 customers. The financial results of our 11 operating regions are reported in the following three distinct segments:

•
Our North American Operations segment includes nine operating regions that serve 41 U.S. states and four Canadian provinces. This segment includes 114 short line and regional freight railroads with more than 13,000 track-miles.

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

Overview of Three Month Results
Our operating revenues increased $85.6 million, or 21.6%, to $482.6 million for the three months ended March 31, 2016, compared with $397.0 million for the three months ended March 31, 2015. Income from operations for the three months ended March 31, 2016 was $57.0 million, compared with $72.6 million for the three months ended March 31, 2015. Our operating ratio, defined as operating expenses divided by operating revenues, was 88.2% for the three months ended March 31, 2016, compared with 81.7% for the three months ended March 31, 2015. Our operations for the three months ended March 31, 2016 included a full quarter of results from Freightliner, which we acquired on March 25, 2015. Freightliner operates in an open access environment using primarily leased equipment resulting in lower operating margins.
Net income for the three months ended March 31, 2016 was $27.0 million, compared with net income of $23.9 million for the three months ended March 31, 2015. Our diluted earnings per common share (EPS) for the three months ended March 31, 2016 were $0.47 with 58.0 million weighted average shares outstanding, compared with diluted EPS of $0.42 with 57.1 million weighted average shares outstanding for the three months ended March 31, 2015.
Our effective income tax rate for the three months ended March 31, 2016 was 32.2%, compared with 41.4% for the three months ended March 31, 2015. Our effective income tax rate for the three months ended March 31, 2016 included a $6.3 million income tax benefit associated with the United States Short Line Tax Credit. The Short Line Tax Credit was in existence from 2005 through 2014 and was further extended in December 2015 for fiscal years 2015 and 2016. As the extension was passed in December 2015 for the 2015 fiscal year, the Short Line Tax Credit associated with results for the three months ended March 31, 2015 was recorded in the fourth quarter of 2015.

Our results for the three months ended March 31, 2016 and 2015 included certain items affecting comparability between the periods that are set forth below (dollars in millions, except per share amounts):

	Income/(Loss) Before Taxes Impact	After-Tax Net Income/(Loss) Impact	Diluted Earnings/(Loss) Per Common Share Impact
Three Months Ended March 31, 2016
Australia impairment and related costs	$(21.1)	$(16.8)	$(0.29)
Business development and related costs	$(0.5)	$(0.3)	$—
Restructuring costs	$(1.1)	$(0.8)	$(0.01)
Net gain on sale of assets	$0.2	$0.1	$—
Short Line Tax Credit	$—	$6.3	$0.11

Three Months Ended March 31, 2015
Loss on settlement of Freightliner acquisition-related foreign currency forward purchase contracts	$(18.7)	$(11.6)	$(0.2)
Freightliner acquisition-related costs	$(12.6)	$(9.5)	$(0.17)
Credit facility refinancing-related costs	$(2.0)	$(1.3)	$(0.02)
Australian severance costs	$(1.7)	$(1.2)	$(0.02)
Net gain on sale of assets	$0.3	$0.2	$—
For the three months ended March 31, 2016, our Australian Operations' results included impairment and related costs of $21.1 million, consisting of a $13.0 million non-cash write-down of a rolling-stock maintenance facility and the write-off of accounts receivable of $8.1 million, both of which were associated with an iron ore customer entering into voluntary administration following significant financial hardship. Our results for the three months ended March 31, 2016 also included an income tax benefit of $6.3 million associated with the extension of the Short Line Tax Credit.
For the three months ended March 31, 2015, our results included $33.3 million of costs associated with our Freightliner acquisition in late March of 2015, including an $18.7 million loss on the settlement of foreign currency forward purchase contracts, $12.6 million of acquisition-related costs and a non-cash write-off of deferred financing fees of $2.0 million associated with the refinancing of our credit facility. For the three months ended March 31, 2015, our results also included Australian severance costs of $1.7 million.
Operating revenues from our North American Operations decreased $17.8 million, or 5.6%, to $299.8 million for the three months ended March 31, 2016, compared with $317.6 million for the three months ended March 31, 2015. Excluding a $2.6 million decrease from the impact of foreign currency depreciation, our North American Operations revenues decreased by $15.2 million, or 4.8%, primarily due to declines in coal and grain shipments.
North American Operations traffic decreased 39,521 carloads, or 9.3%, to 383,192 carloads for the three months ended March 31, 2016. The traffic decrease was principally due to decreases of 30,934 carloads of coal and coke traffic (primarily in the Midwest, Ohio Valley, Central and Northeast regions), 3,703 carloads of minerals and stone traffic (primarily in the Northeast Region) and 2,322 carloads of agricultural products traffic (primarily in the Mountain West Region). All remaining traffic decreased by a net 2,562 carloads.
Income from operations from our North American Operations for the three months ended March 31, 2016 was $70.0 million, compared with $57.1 million for the three months ended March 31, 2015. The operating ratio from our North American Operations for the three months ended March 31, 2016 was 76.7%, compared with 82.0% for the three months ended March 31, 2015. The three months ended March 31, 2015 included $12.6 million of acquisition-related costs incurred in 2015 as a result of the acquisition of our Freightliner operations.
Operating revenues from our Australian Operations decreased $8.1 million, or 13.6%, to $51.8 million, for the three months ended March 31, 2016, compared with $59.9 million for the three months ended March 31, 2015. Excluding $10.9 million of revenues from our newly acquired Freightliner Australia operations and a $4.9 million decrease from the impact of foreign currency depreciation, our Australian Operations same railroad operating revenues decreased by $14.2 million, or 25.8%, primarily due to the impact of declining iron ore shipments.

Australian Operations traffic decreased 7,801 carloads, or 14.4%, to 46,223 carloads for the three months ended March 31, 2016. The traffic decrease was principally due to a decrease of 8,428 carloads of metallic ores traffic and 1,023 carloads of agricultural products traffic, partially offset by an increase of 2,378 carloads of minerals and stone traffic. All remaining traffic decreased by a net 728 carloads.
Our Australian Operations had a loss from operations of $11.8 million for the three months ended March 31, 2016, compared with income from operations of $14.2 million for the three months ended March 31, 2015. For the three months ended March 31, 2016, Australian Operations recorded charges of $21.1 million, including a $13.0 million non-cash charge related to the impairment of a now idle rolling-stock maintenance facility and a write-off of accounts receivable of $8.1 million, resulting from an iron ore customer entering into voluntary administration.
Operating revenues from our U.K./European Operations increased $111.6 million to $131.0 million for the three months ended March 31, 2016, compared with $19.5 million for the three months ended March 31, 2015 due to revenues from our newly acquired Freightliner U.K./European operations. U.K./European Operations traffic consisted of 251,969 carloads for the three months ended March 31, 2016, primarily related to traffic from our newly acquired Freightliner U.K./European operations.
Our U.K./European Operations had a loss from operations of $1.2 million for the three months ended March 31, 2016, compared with income from operations of $1.3 million for the three months ended March 31, 2015.
Changes in Operations
Australia
Arrium Limited: Between 2011 and 2014, our subsidiary, Genesee & Wyoming Australia Pty Ltd (GWA) invested a total of approximately $78 million to purchase locomotives and railcars, as well as to construct a standard gauge rolling-stock maintenance facility to support iron ore shipments from Arrium Limited's (Arrium) Southern Iron mine and the Whyalla-based operations, which include the Middleback Range iron ore mines and the Whyalla steelworks.
Arrium mothballed its Southern Iron mine in April 2015, citing the significant decline in the price of iron ore. During 2015, GWA carried approximately 8,300 carloads of iron ore from the Southern Iron mine and, in total, generated approximately A$83 million in freight and freight-related revenues (or approximately $62 million at the average exchange rate for the year ended December 31, 2015) under the fixed and variable payment structure that is customary in large contracts in Australia.
On April 7, 2016, following prolonged financial distress, Arrium announced it had entered into voluntary administration. As a result of this announcement, we recorded a $13.0 million non-cash charge related to the impairment of GWA's now idle rolling-stock maintenance facility and an allowance for doubtful accounts of $8.1 million associated with accounts receivable from Arrium. As a result of the voluntary administration, we expect all payments to GWA associated with the Southern Iron rail haulage agreement to cease. GWA expects to redeploy rolling-stock previously used to provide service under the Southern Iron rail haulage agreement to serve other customers.
As a consequence of the voluntary administration process, GWA could lose some or all of the revenue associated with the remaining haulage agreement to serve several iron ore mines in the Middleback Range and the Whyalla Steelworks operations. The continuation of payments and service under GWA's remaining rail haulage agreement represent A$35 million (or approximately $26 million at the current exchange rate) of revenue on an annual basis. In the event of an adverse determination regarding the viability of the Middleback Range or the Whyalla Steelworks operations, or a termination of the remaining rail haulage agreement, all or a portion of GWA's assets deployed to provide service under this agreement, which consist largely of narrow gauge locomotives and wagons, could be redeployed elsewhere in Australia.
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

Headquartered in London, England, Freightliner is an international freight rail operator with operations in the United Kingdom (U.K.), Poland, Germany, the Netherlands and Australia. Freightliner's principal business is located in the U.K. where it is the largest maritime intermodal operator and the second largest freight rail operator, providing service throughout England, Scotland and Wales. In Continental Europe, Freightliner Poland primarily serves aggregates and coal customers in Poland. In addition, Freightliner's ERS subsidiary, based in Rotterdam, provides cross-border intermodal services connecting the northern European ports of Rotterdam, Bremerhaven and Hamburg to key cities in Germany, Poland, Italy and beyond. In Australia, Freightliner currently transports coal and containerized agricultural products for its customers in New South Wales. As of the acquisition date, Freightliner employed approximately 2,500 people worldwide and had a fleet of primarily leased equipment, which included approximately 250 diesel locomotives, approximately 45 electric locomotives and 5,500 railcars.
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
For additional information regarding the acquisition of Freightliner, see Note 2, Changes in Operations, to our Consolidated Financial Statements.
United States
Pinsly's Arkansas Division: On January 5, 2015, we completed the acquisition of certain subsidiaries of Pinsly Railroad Company (Pinsly) that constituted Pinsly's Arkansas Division (Pinsly Arkansas) for $41.3 million in cash. We funded the acquisition with borrowings under our Amended and Restated Senior Secured Syndicated Credit Facility Agreement (the Prior Credit Agreement). The results of operations from Pinsly Arkansas have been included in our consolidated statement of operations since the acquisition date within our North American Operations segment. For additional information regarding Pinsly Arkansas, see Note 2, Changes in Operations, to our Consolidated Financial Statements.
Three Months Ended March 31, 2016 Compared with Three Months Ended March 31, 2015
Consolidated Operating Results
Operating Revenues
The following table sets forth our operating revenues by new operations and existing operations for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended March 31,				Increase in Total Operations		Increase/(Decrease) in Existing Operations
	2016			2015
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%	Currency Impact
Freight revenues	$326,414	$73,414	$253,000	$298,209	$28,205	9.5%	$(45,209)	(15.2)%	$(5,815)
Freight-related revenues	133,458	49,395	84,063	78,125	55,333	70.8%	5,938	7.6%	(1,603)
All other revenues	22,744	4,651	18,093	20,696	2,048	9.9%	(2,603)	(12.6)%	(600)
Total operating revenues	$482,616	$127,460	$355,156	$397,030	$85,586	21.6%	$(41,874)	(10.5)%	$(8,018)
Carloads	681,384	231,791	449,593	502,364	179,020	35.6%	(52,771)	(10.5)%

Operating Expenses
Total operating expenses for the three months ended March 31, 2016 increased $101.2 million, or 31.2%, to $425.6 million, compared with $324.4 million for the three months ended March 31, 2015. The increase consisted of $126.9 million from new operations, partially offset by a decrease of $25.7 million from existing operations. When we discuss expenses from existing operations, we are referring to the change in our expenses, period-over-period, associated with operations that we managed in both periods (excluding the impact of acquisitions). The decrease from existing operations was primarily due to a $6.9 million decrease from the depreciation of foreign currencies relative to the United States dollar as well as decreases of $12.5 million in diesel fuel used in train operations, $10.5 million in labor and benefits, $4.6 million in other expenses, $3.1 million in equipment rents, $2.6 million in materials and $1.9 million in purchased services. These decreases were partially offset by a $12.8 million net loss on sale and impairment of assets, which was driven primarily by an iron ore customer entering into voluntary administration.
The following table sets forth our total operating expenses for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended March 31,				Increase/(Decrease)	Currency Impact	2015 Constant Currency	Increase/(Decrease)(Constant Currency)
	2016		2015
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$163,114	33.8%	$132,118	33.3%	$30,996	$(2,578)	$129,540	$33,574
Equipment rents	38,430	8.0%	22,032	5.6%	16,398	(353)	21,679	16,751
Purchased services	46,502	9.6%	24,381	6.1%	22,121	(685)	23,696	22,806
Depreciation and amortization	49,330	10.2%	42,217	10.6%	7,113	(1,040)	41,177	8,153
Diesel fuel used in train operations	25,466	5.2%	29,697	7.5%	(4,231)	(690)	29,007	(3,541)
Electricity used in train operations	3,365	0.7%	389	0.1%	2,976	(13)	376	2,989
Casualties and insurance	10,120	2.1%	8,523	2.1%	1,597	(186)	8,337	1,783
Materials	21,591	4.5%	18,695	4.7%	2,896	(328)	18,367	3,224
Trackage rights	20,576	4.3%	13,333	3.4%	7,243	(439)	12,894	7,682
Net loss/(gain) on sale and impairment of assets	12,825	2.7%	(317)	(0.1)%	13,142	8	(309)	13,134
Restructuring costs	1,127	0.2%	—	—%	1,127	—	—	1,127
Other expenses	33,174	6.9%	33,342	8.4%	(168)	(549)	32,793	381
Total operating expenses	$425,620	88.2%	$324,410	81.7%	$101,210	$(6,853)	$317,557	$108,063
Income from Operations/Operating Ratio
Income from operations was $57.0 million for the three months ended March 31, 2016, compared with $72.6 million for the three months ended March 31, 2015. Income from operations for the three months ended March 31, 2016 included an impairment and related costs of $21.1 million, consisting of a $13.0 million non-cash write-down of a rolling-stock maintenance facility and the write-off of accounts receivable of $8.1 million, both of which were associated with an iron ore customer in Australia entering into voluntary administration. Income from operations for the three months ended March 31, 2015 included business development and related costs of $12.6 million and credit facility refinancing-related costs of $2.0 million related to the Company's entry into the Credit Agreement on March 20, 2015.
Our operating ratio, defined as total operating expenses divided by total operating revenues, was 88.2% for the three months ended March 31, 2016, compared with 81.7% for the three months ended March 31, 2015. The increase in our operating ratio was primarily driven by impairment and related costs of $21.1 million associated with an Australian iron ore customer entering into voluntary administration and the full quarter impact of lower operating margins from our Freightliner operations.

Interest Expense
Interest expense was $18.0 million for the three months ended March 31, 2016, compared with $13.5 million for the three months ended March 31, 2015. The increase in interest expense was primarily due to a higher debt balance resulting from the acquisition of Freightliner.
Provision for Income Taxes
Our effective income tax rate for the three months ended March 31, 2016 was 32.2%, compared with 41.4% for the three months ended March 31, 2015. Our effective income tax rate for the three months ended March 31, 2016 included an income tax benefit of $6.3 million associated with the extension of the United States Short Line Tax Credit. The Short Line Tax Credit was in existence from 2005 through 2014 and was further extended in December 2015 for fiscal years 2015 and 2016. As the extension was passed in December 2015 for the 2015 fiscal year, the Short Line Tax Credit associated with results for the three months ended March 31, 2015 was recorded in the fourth quarter of 2015.
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
Our provision for income taxes for the three months ended March 31, 2016 also included a valuation allowance of A$2.6 million (or $2.0 million at the average exchange rate in March of 2016) associated with the impairment of GWA's rolling-stock maintenance facility (see Note 2, Changes in Operations, to our Consolidated Financial Statements).
Net Income and Earnings Per Common Share
Net income for the three months ended March 31, 2016 was $27.0 million, compared with $23.9 million for the three months ended March 31, 2015. Our basic EPS were $0.47 with 57.0 million weighted average shares outstanding for the three months ended March 31, 2016, compared with basic EPS of $0.43 with 55.8 million weighted average shares outstanding for the three months ended March 31, 2015. Our diluted EPS for the three months ended March 31, 2016 were $0.47 with 58.0 million weighted average shares outstanding, compared with diluted EPS of $0.42 with 57.1 million weighted average shares outstanding for the three months ended March 31, 2015. Our results for the three months ended March 31, 2016 and 2015 included certain items affecting comparability between the periods as previously presented in the "Overview."
Operating Results by Segment
Our various rail operations are organized into 11 operating regions. We present our financial information as three reportable segments: North American Operations, Australian Operations and U.K./European Operations. Each of our segments generates the following three categories of revenues from external customers: freight revenues, freight-related revenues and all other revenues. Our nine North American regions are aggregated into one segment as a result of having similar economic and operating characteristics.
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

The following tables set forth our North American Operations, Australian Operations and U.K./European Operations for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended March 31, 2016
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$221,825	$24,777	$79,812	$326,414
Freight-related revenues	61,525	25,490	46,443	133,458
All other revenues	16,428	1,531	4,785	22,744
Total operating revenues	$299,778	$51,798	$131,040	$482,616
Operating expenses:
Labor and benefits	$102,590	$15,768	$44,756	$163,114
Equipment rents	15,056	1,695	21,679	38,430
Purchased services	15,701	5,251	25,550	46,502
Depreciation and amortization	36,189	6,656	6,485	49,330
Diesel fuel used in train operations	13,524	4,037	7,905	25,466
Electricity used in train operations	—	—	3,365	3,365
Casualties and insurance	7,240	1,535	1,345	10,120
Materials	13,000	2,419	6,172	21,591
Trackage rights	8,867	2,289	9,420	20,576
Net (gain)/loss on sale and impairment of assets	(159)	12,982	2	12,825
Restructuring costs	359	693	75	1,127
Other expenses	17,433	10,224	5,517	33,174
Total operating expenses	229,800	63,549	132,271	425,620
Income/(loss) from operations	$69,978	$(11,751)	$(1,231)	$56,996
Operating ratio	76.7%	122.7%	100.9%	88.2%
Interest expense, net	$10,465	$2,395	$5,040	$17,900
Provision for/(benefit from) income taxes	$16,009	$(2,525)	$(676)	$12,808
Carloads	383,192	46,223	251,969	681,384
Expenditures for additions to property & equipment, net of grants from outside parties	$29,177	$5,187	$5,400	$39,764

	Three Months Ended March 31, 2015
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$243,030	$46,358	$8,821	$298,209
Freight-related revenues	58,061	10,864	9,200	78,125
All other revenues	16,533	2,720	1,443	20,696
Total operating revenues	$317,624	$59,942	$19,464	$397,030
Operating expenses:
Labor and benefits	109,451	17,384	5,283	132,118
Equipment rents	17,786	2,186	2,060	22,032
Purchased services	14,129	5,040	5,212	24,381
Depreciation and amortization	35,305	6,226	686	42,217
Diesel fuel used in train operations	24,025	3,681	1,991	29,697
Electricity used in train operations	—	—	389	389
Casualties and insurance	6,455	1,881	187	8,523
Materials	16,010	2,225	460	18,695
Trackage rights	6,544	4,996	1,793	13,333
Net gain on sale of assets	(297)	(6)	(14)	(317)
Other expenses	31,135	2,093	114	33,342
Total operating expenses	260,543	45,706	18,161	324,410
Income from operations	$57,081	$14,236	$1,303	$72,620
Operating ratio	82.0%	76.3%	93.3%	81.7%
Interest expense, net	$10,773	$2,333	$376	$13,482
Loss on settlement of foreign currency forward purchase contracts	$16,374	$2,312	$—	$18,686
Provision for/(benefit from) income taxes	$14,157	$2,928	$(223)	$16,862
Carloads	422,713	54,024	25,627	502,364
Expenditures for additions to property & equipment, net of grants from outside parties	$45,270	$4,615	$13	$49,898
North American Operations
Operating Revenues
The following table sets forth our North American Operations operating revenues and carloads for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended March 31,		Increase/(Decrease) in Total Operations		Currency Impact
	2016	2015	Amount	%
Freight revenues	$221,825	$243,030	$(21,205)	(8.7)%	$(1,756)
Freight-related revenues	61,525	58,061	3,464	6.0%	(584)
All other revenues	16,428	16,533	(105)	(0.6)%	(303)
Total operating revenues	$299,778	$317,624	$(17,846)	(5.6)%	$(2,643)
Carloads	383,192	422,713	(39,521)	(9.3)%

Freight Revenues
The following table sets forth our North American Operations freight revenues, carloads and average freight revenues per carload for the three months ended March 31, 2016 and 2015 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
	Three Months Ended March 31,				Three Months Ended March 31,				Three Months Ended March 31,
	2016		2015*		2016		2015
Commodity Group	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	2016	2015*
Agricultural Products	$28,056	12.7%	$34,094	14.1%	56,015	14.6%	58,337	13.8%	$501	$584
Autos & Auto Parts	4,035	1.8%	4,551	1.9%	6,806	1.8%	7,223	1.7%	593	630
Chemicals & Plastics	33,748	15.2%	35,613	14.8%	44,359	11.6%	46,043	10.9%	761	773
Coal & Coke	16,826	7.6%	26,918	11.2%	48,678	12.7%	79,612	18.8%	346	338
Food & Kindred Products	8,434	3.8%	9,228	3.8%	14,964	3.9%	15,888	3.8%	564	581
Intermodal	1	—%	—	—%	12	—%	—	—%	83	N/A
Lumber & Forest Products	20,870	9.4%	19,431	8.1%	34,832	9.1%	32,589	7.7%	599	596
Metallic Ores	5,062	2.3%	5,127	2.1%	6,225	1.6%	6,365	1.5%	813	805
Metals	27,043	12.2%	26,149	10.8%	35,905	9.4%	34,589	8.2%	753	756
Minerals & Stone	24,794	11.2%	27,401	11.3%	43,681	11.4%	47,384	11.2%	568	578
Petroleum Products	18,273	8.2%	17,644	7.3%	25,989	6.8%	27,057	6.4%	703	652
Pulp & Paper	26,128	11.8%	27,101	11.2%	41,168	10.7%	42,765	10.1%	635	634
Waste	3,788	1.7%	3,288	1.4%	8,286	2.2%	7,293	1.7%	457	451
Other	4,767	2.1%	4,729	2.0%	16,272	4.2%	17,568	4.2%	293	269
Total	$221,825	100.0%	$241,274	100.0%	383,192	100.0%	422,713	100.0%	$579	$571
* Constant currency - amounts adjusted to reflect the impact of 2016 foreign currency exchange rates.

The following table sets forth the changes in our North American Operations freight revenues by commodity group for the three months ended March 31, 2016 compared with the three months ended March 31, 2015 (dollars in thousands):

	Three Months Ended March 31,		Increase/(Decrease) in Total Operations	Currency Impact	2015 Constant Currency	Increase/(Decrease) in Total Operations Constant Currency
Commodity Group	2016	2015
Agricultural Products	$28,056	$34,377	$(6,321)	$(283)	$34,094	$(6,038)
Autos & Auto Parts	4,035	4,624	(589)	(73)	4,551	(516)
Chemicals & Plastics	33,748	35,885	(2,137)	(272)	35,613	(1,865)
Coal & Coke	16,826	26,968	(10,142)	(50)	26,918	(10,092)
Food & Kindred Products	8,434	9,243	(809)	(15)	9,228	(794)
Intermodal	1	—	1	—	—	1
Lumber & Forest Products	20,870	19,497	1,373	(66)	19,431	1,439
Metallic Ores	5,062	5,211	(149)	(84)	5,127	(65)
Metals	27,043	26,398	645	(249)	26,149	894
Minerals & Stone	24,794	27,477	(2,683)	(76)	27,401	(2,607)
Petroleum Products	18,273	17,858	415	(214)	17,644	629
Pulp & Paper	26,128	27,422	(1,294)	(321)	27,101	(973)
Waste	3,788	3,295	493	(7)	3,288	500
Other	4,767	4,775	(8)	(46)	4,729	38
Total freight revenues	$221,825	$243,030	$(21,205)	$(1,756)	$241,274	$(19,449)
Total traffic from our North American Operations decreased 39,521 carloads, or 9.3%, for the three months ended March 31, 2016, compared with the same period in 2015. The traffic decrease was principally due to decreases of 30,934 carloads of coal and coke traffic, 3,703 carloads of minerals and stone traffic and 2,322 carloads of agricultural products traffic. All remaining traffic decreased by a net 2,562 carloads.
The following information discusses the significant changes in our North American Operations freight revenues by commodity group excluding the impact of foreign currency. Changes in average freight revenues per carload in a commodity group can be impacted by changes in customer rates and fuel surcharges, as well as changes in the mix of customer traffic within a commodity group.
Average freight revenues per carload from our North American Operations increased 1.4% to $579 for the three months ended March 31, 2016, compared with the same period in 2015. A change in the mix of business increased average freight revenues per carload 3.1%, while lower fuel surcharges decreased average freight revenues per carload by 4.0%. Excluding these factors, average freight revenues per carload increased 2.3%. Average revenues per carload were adversely impacted by changes in customer mix within agricultural products, auto and auto parts and minerals and stone commodities.
Agricultural products revenues decreased $6.0 million, or 17.7%. Agricultural products average freight revenues per carload decreased 14.2%, which decreased revenues by $4.9 million, and traffic volume decreased 2,322 carloads, or 4.0%, which decreased revenues by $1.2 million. The decrease in average freight revenues per carload was primarily driven by a change in the mix of business. The carload decrease was primarily due to decreased grain shipments in the midwestern and western United States due to depressed grain prices, a strong United States dollar and decreased shipments in Canada.
Chemicals and plastics revenues decreased $1.9 million, or 5.2%. Chemicals and plastics traffic volume decreased 1,684 carloads, or 3.7%, which decreased revenues by $1.3 million, and average freight revenues per carload decreased 1.6%, which decreased revenues by $0.6 million. The carload decrease was primarily due to decreased shipments in the midwestern United States.
Coal and coke revenues decreased $10.1 million, or 37.5%. Coal and coke traffic volume decreased 30,934 carloads, or 38.9%, which decreased revenues by $10.7 million, while average freight revenues per carload increased 2.4%, which increased revenues by $0.6 million. The carload decrease was due to lower demand for steam coal primarily as a result of competition from natural gas power generation.

Lumber and forest products revenues increased $1.4 million, or 7.4%. Lumber and forest products traffic volume increased 2,243 carloads, or 6.9%, which increased revenues by $1.3 million. The carload increase was primarily due to increased lumber shipments in the northeastern United States and Canada.
Minerals and stone revenues decreased $2.6 million, or 9.5%. Minerals and stone traffic volume decreased 3,703 carloads, or 7.8%, which decreased revenues by $2.1 million, and average freight revenues per carload decreased 1.7%, which decreased revenues by $0.5 million. The decrease in carloads was primarily due to decreased shipments of frac sand in the midwestern United States and lower rock salt shipments in the northeastern United States due to mild winter weather, partially offset by an increase in construction aggregates traffic in the southern United States.
Pulp and paper revenues decreased $1.0 million, or 3.6%, primarily due to a traffic volume decrease of 1,597 carloads, or 3.7%. The carload decrease was primarily due to a plant closure resulting from a merger of two plants in the midwestern United States and decreased shipments in Canada resulting from truck competition.
Freight revenues from all remaining commodities combined increased by a net $0.7 million.
Freight-Related Revenues
Excluding a $0.6 million decrease due to the impact from foreign currency depreciation, freight-related revenues from our North American Operations, which includes revenues from railcar switching, track access rights, crewing services, storage and other ancillary revenues related to the movement of freight, increased $4.0 million, or 7.0%, to $61.5 million for the three months ended March 31, 2016. The increase was primarily driven by a change in the presentation of revenues from certain of our operations, which were previously presented net of the related costs incurred, and an increase in storage revenue.
All Other Revenues
Excluding a $0.3 million decrease due to the impact of foreign currency depreciation, all other revenues from our North American Operations, which includes revenues from third-party railcar and locomotive repairs, property rentals, railroad construction and other ancillary revenues not directly related to the movement of freight, increased $0.2 million, or 1.2%, to $16.4 million for the three months ended March 31, 2016.
Operating Expenses
Total operating expenses from our North American Operations decreased $30.7 million, or 11.8%, to $229.8 million for the three months ended March 31, 2016, compared with $260.5 million for the three months ended March 31, 2015. The decrease in operating expenses for the three months ended March 31, 2016 was primarily due to effective management of operating costs, as well as $12.6 million of acquisition-related costs incurred in 2015 as a result of the acquisition of our Freightliner operations and the depreciation of the Canadian dollar relative to the United States dollar, which resulted in a $2.4 million decrease in operating expenses.

The following table sets forth operating expenses from our North American Operations for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended March 31,							Increase/(Decrease) (Constant Currency)
	2016		2015			Currency Impact	2015 Constant Currency
	Amount	% of Operating Revenues	Amount	% of Operating Revenues	Increase/(Decrease)
Labor and benefits	$102,590	34.2%	$109,451	34.5%	$(6,861)	$(891)	$108,560	$(5,970)
Equipment rents	15,056	5.1%	17,786	5.6%	(2,730)	(123)	17,663	(2,607)
Purchased services	15,701	5.2%	14,129	4.4%	1,572	(172)	13,957	1,744
Depreciation and amortization	36,189	12.1%	35,305	11.1%	884	(517)	34,788	1,401
Diesel fuel used in train operations	13,524	4.5%	24,025	7.6%	(10,501)	(341)	23,684	(10,160)
Casualties and insurance	7,240	2.4%	6,455	2.0%	785	(38)	6,417	823
Materials	13,000	4.4%	16,010	5.0%	(3,010)	(136)	15,874	(2,874)
Trackage rights	8,867	3.0%	6,544	2.1%	2,323	(6)	6,538	2,329
Net gain on sale of assets	(159)	(0.1)%	(297)	(0.1)%	138	8	(289)	130
Restructuring costs	359	0.1%	—	—%	359	—	—	359
Other expenses	17,433	5.8%	31,135	9.8%	(13,702)	(136)	30,999	(13,566)
Total operating expenses	$229,800	76.7%	$260,543	82.0%	$(30,743)	$(2,352)	$258,191	$(28,391)
The following information discusses the significant changes in operating expenses of our North American Operations, excluding a decrease of $2.4 million due to the impact of foreign currency depreciation.
Labor and benefits expense was $102.6 million for the three months ended March 31, 2016, compared with $108.6 million for the three months ended March 31, 2015, a decrease of $6.0 million, or 5.5%. The decrease in labor and benefits expense was primarily due to a decrease in the average number of employees.
Equipment rents expense was $15.1 million for the three months ended March 31, 2016, compared with $17.7 million for the three months ended March 31, 2015, a decrease of $2.6 million, or 14.8%. The decrease was primarily due to reduced car hire expense and reduced railcar lease expenses as a result of the purchase of railcars in the central and midwestern United States.
Purchased services expense was $15.7 million for the three months ended March 31, 2016, compared with $14.0 million for the three months ended March 31, 2015, an increase of $1.7 million.
Depreciation and amortization expense was $36.2 million for the three months ended March 31, 2016, compared with $34.8 million for the three months ended March 31, 2015, an increase of $1.4 million, or 4.0%. The increase was primarily attributable to capital expenditures in 2015.
The cost of diesel fuel used in train operations was $13.5 million for the three months ended March 31, 2016, compared with $23.7 million for the three months ended March 31, 2015, a decrease of $10.2 million, or 42.9%. The decrease was primarily attributable to a 34.6% decrease in average fuel cost per gallon.
Casualties and insurance expense was $7.2 million for the three months ended March 31, 2016, compared with $6.4 million for the three months ended March 31, 2015, an increase of $0.8 million, or 12.8%.
Materials expense, which primarily consists of the costs of materials purchased for use in repairing and maintaining our track property, locomotives, railcars and other equipment as well as costs for general tools and supplies used in our business, was $13.0 million for the three months ended March 31, 2016, compared with $15.9 million for the three months ended March 31, 2015, a decrease of $2.9 million, or 18.1%. The decrease was primarily attributable to a reduction in the number of external construction projects.
Trackage rights expense was $8.9 million for the three months ended March 31, 2016, compared with $6.5 million for the three months ended March 31, 2015, an increase of $2.3 million, or 35.6%. Other than a $3.4 million increase resulting from a change in the presentation of certain costs incurred to operate within some of our port operations, which costs were previously presented as an offset to the revenues generated from the port operations, trackage rights expense decreased $1.1 million to $5.5 million.

Other expenses were $17.4 million for the three months ended March 31, 2016, compared with $31.0 million for the three months ended March 31, 2015, a decrease of $13.6 million, or 43.8%. The decrease in other expenses is primarily due to $12.6 million of acquisition-related costs incurred in 2015.
Income from Operations/Operating Ratio
Income from operations from our North American Operations was $70.0 million for the three months ended March 31, 2016, compared with $57.1 million for the three months ended March 31, 2015. Income from operations for the three months ended March 31, 2016 included business development and related costs of $0.5 million, restructuring costs of $0.4 million and net gain on sale of assets of $0.2 million. Income from operations for the three months ended March 31, 2015 included Freightliner acquisition-related costs of $12.6 million and net gain on sale of assets of $0.3 million. The operating ratio was 76.7% for the three months ended March 31, 2016, compared with 82.0% for the three months ended March 31, 2015.
Australian Operations
Operating Revenues
The following table sets forth our Australian Operations operating revenues and carloads by new operations and existing operations for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended March 31,				Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations
	2016			2015
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%	Currency Impact
Freight revenues	$24,777	$—	$24,777	$46,358	$(21,581)	(46.6)%	$(21,581)	(46.6)%	$(3,781)
Freight-related revenues	25,490	10,906	14,584	10,864	14,626	134.6%	3,720	34.2%	(860)
All other revenues	1,531	28	1,503	2,720	(1,189)	(43.7)%	(1,217)	(44.7)%	(228)
Total operating revenues	$51,798	$10,934	$40,864	$59,942	$(8,144)	(13.6)%	$(19,078)	(31.8)%	$(4,869)
Carloads	46,223	—	46,223	54,024	(7,801)	(14.4)%	(7,801)	(14.4)%
Freight Revenues
The following table sets forth our Australian Operations freight revenues, carloads and average freight revenues per carload for the three months ended March 31, 2016 and 2015 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
	Three Months Ended March 31,				Three Months Ended March 31,				Three Months Ended March 31,
	2016		2015*		2016		2015
Commodity Group	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	2016	2015*
Agricultural Products	$4,999	20.2%	$6,222	14.6%	13,573	29.4%	14,596	27.0%	$368	$426
Intermodal	14,573	58.8%	15,846	37.2%	13,623	29.5%	14,349	26.6%	1,070	1,104
Metallic Ores	3,107	12.5%	18,459	43.4%	2,318	5.0%	10,746	19.9%	1,340	1,718
Minerals & Stone	1,879	7.6%	1,788	4.2%	16,648	36.0%	14,270	26.4%	113	125
Petroleum Products	219	0.9%	262	0.6%	61	0.1%	63	0.1%	3,590	4,159
Total	$24,777	100.0%	$42,577	100.0%	46,223	100.0%	54,024	100.0%	$536	$788
* Constant currency - amounts adjusted to reflect the impact of 2016 foreign currency exchange rates.

The following table sets forth the changes in our Australian Operations freight revenues by commodity group for the three months ended March 31, 2016 compared with the three months ended March 31, 2015 (dollars in thousands):

	Three Months Ended March 31,		Increase/(Decrease)	Currency Impact	2015 Constant Currency	Increase/(Decrease) Constant Currency
Commodity Group	2016	2015
Agricultural Products	$4,999	$6,768	$(1,769)	$(546)	$6,222	$(1,223)
Intermodal	14,573	17,243	(2,670)	(1,397)	15,846	(1,273)
Metallic Ores	3,107	20,115	(17,008)	(1,656)	18,459	(15,352)
Minerals & Stone	1,879	1,949	(70)	(161)	1,788	91
Petroleum Products	219	283	(64)	(21)	262	(43)
Total freight revenues	$24,777	$46,358	$(21,581)	$(3,781)	$42,577	$(17,800)
Total traffic from our Australian Operations decreased 7,801 carloads, or 14.4%, for the three months ended March 31, 2016, compared with the same period in 2015. The traffic was entirely from existing operations, as Freightliner Australia revenues were all from freight-related and all other revenues. The decrease was principally due to a decrease of 8,428 carloads of metallic ores traffic, primarily due to decreased iron ore and manganese shipments as a result of multiple customer mine closures in 2015. All remaining traffic increased by a net 627 carloads.
Changes in average freight revenues per carload in a commodity group can be impacted by changes in customer rates, fuel surcharges and changes in foreign currency exchange rates, as well as changes in the mix of customer traffic within a commodity group. Average freight revenues per carload from our Australian Operations decreased 32.0% to $536 for the three months ended March 31, 2016, compared with the same period in 2015. The decrease in average freight revenues per carload was primarily due to decreased iron ore and manganese shipments.
Freight-Related Revenues
Excluding a $0.9 million decrease due to the impact of foreign currency depreciation, freight-related revenues from our Australian Operations, which includes revenues from railcar switching, track access rights, crewing services, storage and other ancillary revenues related to the movement of freight, increased $15.5 million, or 154.8%, to $25.5 million for the three months ended March 31, 2016, compared with $10.0 million for the three months ended March 31, 2015. The increase in freight-related revenues consisted of $10.9 million from new operations and $4.6 million from existing operations. The increase in freight-related revenues from existing operations was primarily due to $6.0 million of fixed payments received under customer contracts following discontinuation of carload shipments due to mine closures, partially offset by a $0.9 million decrease in railcar switching revenues and a $0.4 million decrease in revenues from crewing services.
All Other Revenues
Excluding a $0.2 million decrease due to the impact of foreign currency depreciation, all other revenues from our Australian Operations, which includes revenues from third-party railcar and locomotive repairs, property rentals and other ancillary revenues not directly related to the movement of freight, decreased $1.0 million, or 38.6%, to $1.5 million for the three months ended March 31, 2016, compared with $2.5 million for the three months ended March 31, 2015. The decrease was primarily due to a decrease in existing operations related to reduced railcar and locomotive repair revenues.
Operating Expenses
Total operating expenses from our Australian Operations for the three months ended March 31, 2016 increased $17.8 million, or 39.0%, to $63.5 million, compared with $45.7 million for the three months ended March 31, 2015. The increase consisted of $9.8 million from new operations and $8.1 million from existing operations. The increase from existing operations included impairment and related costs of $21.1 million associated with an iron ore customer entering voluntary administration, partially offset by effective management of operating costs and a $3.8 million decrease from the depreciation of the Australian dollar relative to the United States dollar.

The following table sets forth operating expenses from our Australian Operations for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended March 31,
	2016		2015		Increase/(Decrease)	Currency Impact	2015 Constant Currency	Increase/(Decrease) (Constant Currency)
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$15,768	30.5%	$17,384	29.0%	$(1,616)	$(1,492)	$15,892	$(124)
Equipment rents	1,695	3.3%	2,186	3.7%	(491)	(177)	2,009	(314)
Purchased services	5,251	10.1%	5,040	8.4%	211	(399)	4,641	610
Depreciation and amortization	6,656	12.8%	6,226	10.4%	430	(501)	5,725	931
Diesel fuel used in train operations	4,037	7.8%	3,681	6.2%	356	(282)	3,399	638
Electricity used in train operations	—	—%	—	—%	—	—	—	—
Casualties and insurance	1,535	3.0%	1,881	3.1%	(346)	(144)	1,737	(202)
Materials	2,419	4.7%	2,225	3.7%	194	(177)	2,048	371
Trackage rights	2,289	4.4%	4,996	8.3%	(2,707)	(405)	4,591	(2,302)
Net loss/(gain) on sale and impairment of assets	12,982	25.1%	(6)	—%	12,988	—	(6)	12,988
Restructuring costs	693	1.3%	—	—%	693	—	—	693
Other expenses	10,224	19.7%	2,093	3.5%	8,131	(178)	1,915	8,309
Total operating expenses	$63,549	122.7%	$45,706	76.3%	$17,843	$(3,755)	$41,951	$21,598
The following information discusses the significant changes in operating expenses of our Australian Operations excluding a $3.8 million decrease from the depreciation of the Australian dollar relative to the United States dollar.
Labor and benefits expense was $15.8 million for the three months ended March 31, 2016, compared with $15.9 million for the three months ended March 31, 2015, a decrease of $0.1 million, or 0.8%. The decrease consisted of $4.3 million from existing operations, partially offset by $4.1 million from new operations. The decrease from existing operations was primarily due to a decrease in the average number of employees and severance costs recorded for the three months ended March 31, 2015.
Purchased services expense was $5.3 million for the three months ended March 31, 2016, compared with $4.6 million for the three months ended March 31, 2015, an increase of $0.6 million, or 13.1%. The increase consisted of $1.7 million from new operations, partially offset by a $1.1 million decrease from existing operations. The decrease from existing operations was primarily attributable to the insourcing of equipment maintenance activities in 2015.
The cost of diesel fuel used in train operations was $4.0 million for the three months ended March 31, 2016, compared with $3.4 million for the three months ended March 31, 2015, an increase of $0.6 million, or 18.8%. The increase consisted of $2.0 million from new operations, partially offset by a $1.3 million decrease from existing operations. The decrease from existing operations consisted of $1.2 million due to a 34.6% decrease in average fuel cost per gallon.
Trackage rights expense was $2.3 million for the three months ended March 31, 2016, compared with $4.6 million for the three months ended March 31, 2015, a decrease of $2.3 million, or 50.1%. The decrease consisted of $2.6 million from existing operations, partially offset by $0.3 million from new operations. The decrease from existing operations was primarily attributable to decreased shipments as a result of a mine closure of an iron ore customer in South Australia.
Net loss/(gain) of sale and impairment of assets for the three months ended March 31, 2016 of $13.0 million related to the impairment of a maintenance facility resulting from an iron ore customer entering voluntary administration following significant financial hardship.
Other expenses were $10.2 million for the three months ended March 31, 2016, compared with $1.9 million for the three months ended March 31, 2015, an increase of $8.3 million. The increase consisted of $8.0 million from existing operations and $0.4 million from new operations. The increase from existing operations was primarily due to the write-off of accounts receivable associated with an iron ore customer entering into voluntary administration.

Income/(Loss) from Operations
Our Australian Operations had a loss from operations of $11.8 million for the three months ended March 31, 2016, compared with income from operations of $14.2 million for the three months ended March 31, 2015. For the three months ended March 31, 2016, Australian Operations recorded charges of $21.1 million, including a $13.0 million non-cash charge related to the impairment of a rolling-stock maintenance facility and associated write-off of accounts receivable of $8.1 million, resulting from an iron ore customer entering into voluntary administration.
U.K./European Operations
Our U.K./European Operations for the three months ended March 31, 2015 included the newly acquired U.K./European Freightliner operations for the five business days since the March 25, 2015 acquisition date.
Operating Revenues
The following table sets forth our U.K./European Operations operating revenues and carloads by new operations and existing operations for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended March 31,				Increase in Total Operations			Increase/(Decrease) in Existing Operations
	2016			2015
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%		Amount	%	Currency Impact
Operating revenues:
Freight revenues	$79,812	$73,414	$6,398	$8,821	$70,991	NM	(a)	$(2,423)	(27.5)%	$(278)
Freight-related revenues	46,443	38,489	7,954	9,200	37,243	NM		(1,246)	(13.5)%	(159)
All other revenues	4,785	4,623	162	1,443	3,342	NM		(1,281)	(88.8)%	(69)
Total operating revenues	$131,040	$116,526	$14,514	$19,464	$111,576	NM		$(4,950)	(25.4)%	$(506)
Carloads	251,969	231,791	20,178	25,627	226,342	NM		(5,449)	(21.3)%
(a) Not meaningful
Freight Revenues
The following table sets forth our U.K./European Operations freight revenues, carloads and average freight revenues per carload for the three months ended March 31, 2016 and 2015 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
	Three Months Ended March 31,				Three Months Ended March 31,				Three Months Ended March 31,
	2016		2015*		2016		2015
Commodity Group	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	2016	2015*
Agricultural Products	$343	0.4%	$11	0.1%	394	0.1%	17	0.1%	$871	$647
Coal & Coke	4,344	5.4%	901	10.7%	8,063	3.2%	2,375	9.3%	539	379
Intermodal	64,529	80.9%	6,099	71.4%	212,095	84.2%	19,272	75.2%	304	316
Lumber & Forest Products	67	0.1%	—	—%	180	0.1%	—	—%	372	N/A
Minerals & Stone	10,529	13.2%	1,532	17.8%	31,237	12.4%	3,963	15.4%	337	387
Total	$79,812	100.0%	$8,543	100.0%	251,969	100.0%	25,627	100.0%	$317	$333
* Constant currency - amounts adjusted to reflect the impact of 2016 foreign currency exchange rates.
The freight revenues from our U.K./European Operations were comprised entirely of our Freightliner U.K./European operations for the three months ended March 31, 2016 and 2015. Freight revenues from our U.K./European Operations primarily consisted of intermodal traffic, minerals and stone traffic, which includes construction aggregates, as well as coal.

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
Excluding a $0.2 million decrease due to the impact of foreign currency depreciation, freight-related revenues from our U.K./European Operations increased $37.4 million to $46.4 million for the three months ended March 31, 2016, compared with $9.0 million for the three months ended March 31, 2015. The increase in freight-related revenues consisted of $38.5 million from new operations, partially offset by a decrease of $1.1 million from existing operations.
All Other Revenues
Excluding a $0.1 million decrease due to the impact of foreign currency depreciation, all other revenues from our U.K./European Operations, which includes revenues from third-party car and locomotive repairs, property rentals and other ancillary revenues not directly related to the movement of freight, increased $3.4 million for the three months ended March 31, 2016, compared to $1.4 million for the three months ended March 31, 2015. The increase consisted of $4.6 million from new operations, partially offset by a decrease of $1.2 million from existing operations.
Operating Expenses
Total operating expenses from our U.K./European Operations were $132.3 million for the three months ended March 31, 2016, compared with $18.2 million for the three months ended March 31, 2015, an increase of $114.1 million. The increase in total operating expenses included $117.1 million from new operations, partially offset by a decrease of $3.0 million from existing operations. The decrease from existing operations included a $0.7 million decrease from the depreciation of the Euro relative to the United States dollar.
The following table sets forth operating expenses from our U.K./European Operations for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended March 31,
	2016		2015		Increase/(Decrease)	Currency Impact	2015 Constant Currency	Increase/(Decrease) (Constant Currency)
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$44,756	34.2%	$5,283	27.1%	$39,473	$(195)	$5,088	$39,668
Equipment rents	21,679	16.5%	2,060	10.6%	19,619	(53)	2,007	19,672
Purchased services	25,550	19.5%	5,212	26.8%	20,338	(114)	5,098	20,452
Depreciation and amortization	6,485	4.9%	686	3.5%	5,799	(22)	664	5,821
Diesel fuel used in train operations	7,905	6.0%	1,991	10.2%	5,914	(67)	1,924	5,981
Electricity used in train operations	3,365	2.6%	389	2.0%	2,976	(13)	376	2,989
Casualties and insurance	1,345	1.0%	187	1.0%	1,158	(4)	183	1,162
Materials	6,172	4.7%	460	2.4%	5,712	(15)	445	5,727
Trackage rights	9,420	7.2%	1,793	9.2%	7,627	(28)	1,765	7,655
Net gain on sale of assets	2	—%	(14)	(0.1)%	16	—	(14)	16
Restructuring costs	75	0.1%	—	—%	75	—	—	75
Other expenses	5,517	4.2%	114	0.6%	5,403	(235)	(121)	5,638
Total operating expenses	$132,271	100.9%	$18,161	93.3%	$114,110	$(746)	$17,415	$114,856
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
Income/(Loss) from Operations
Our U.K./European Operations had a $1.2 million loss from operations for the three months ended March 31, 2016 compared with income from operations of $1.3 million for the three months ended March 31, 2015.
Liquidity and Capital Resources
We had cash and cash equivalents of $39.1 million at March 31, 2016. Based on current expectations, we believe our cash and other liquid assets, anticipated future cash flows, availability under the Credit Agreement, access to debt and equity capital markets and sources of available financing will be sufficient to fund expected operating, capital and debt service requirements and other financial commitments for the foreseeable future.
At March 31, 2016, we had long-term debt, including current portion, totaling $2.3 billion, which was 47% of our total capitalization, and $561.9 million of unused borrowing capacity under the Credit Agreement. At December 31, 2015, we had long-term debt, including current portion, totaling $2.3 billion, which was 48% of our total capitalization.
During the three months ended March 31, 2016 and 2015, we generated $78.1 million and $84.0 million, respectively, of cash from operating activities. Changes in working capital decreased net cash flows by $21.2 million for the three months ended March 31, 2016 and increased net cash flows by $13.4 million for the three months ended March 31, 2015.
During the three months ended March 31, 2016 and 2015, our cash used in investing activities was $37.1 million and $790.0 million, respectively. For the three months ended March 31, 2016, primary drivers of cash used in investing activities were $56.0 million of cash used for capital expenditures, including $1.6 million for new business investments, partially offset by $16.2 million of cash received from grants from outside parties for capital spending and $2.4 million of insurance proceeds for the replacement of assets. For the three months ended March 31, 2015, primary drivers of cash used in investing activities were $723.9 million of cash paid for acquisitions, including the acquisitions of Freightliner and Pinsly Arkansas, $66.3 million of cash used for capital expenditures, including new business investments of $12.7 million, and $18.7 million of net cash paid for the settlement of the foreign currency forward purchase contracts related to the acquisition of Freightliner, partially offset by $16.4 million in cash received from grants from outside parties for capital spending.
During the three months ended March 31, 2016, our cash used in financing activities was $38.6 million. During the three months ended March 31, 2015, our cash provided by financing activities was $762.3 million. For the three months ended March 31, 2016, the primary driver of cash used in financing activities was a net decrease in outstanding debt of $39.4 million. For the three months ended March 31, 2015, the primary driver of cash flows provided by financing activities was net proceeds of $761.6 million primarily related to borrowings from the refinancing of the Credit Agreement in conjunction with the acquisition of Freightliner.
Credit Agreement
In anticipation of our acquisition of Freightliner, we entered into the Credit Agreement on March 20, 2015. The credit facilities under the Credit Agreement are comprised of a $1,782.0 million United States term loan, an A$324.6 million (or $252.5 million at the exchange rate on March 20, 2015) Australian term loan, a £101.7 million (or $152.2 million at the exchange rate on March 20, 2015) U.K. term loan and a $625.0 million revolving credit facility. The revolving credit facility includes borrowing capacity for letters of credit and swingline loans. The maturity date of each of our credit facilities under the Credit Agreement is March 31, 2020. On September 30, 2015, we entered into Amendment No. 1 (the Amendment) to the Credit Agreement. The Amendment added a senior secured leverage ratio covenant that requires us to comply with maximum ratios of senior secured indebtedness, subject, if applicable, to netting of certain cash and cash equivalents to earnings before income taxes, depreciation and amortization (EBITDA). For additional information regarding our Credit Agreement and Credit Agreement Amendment, see Note 5, Long-Term Debt, to our Consolidated Financial Statements.
2016 Budgeted Capital Expenditures
During the three months ended March 31, 2016, we incurred $42.5 million in aggregate capital expenditures related to current year projects of which we paid $35.0 million in cash and accrued $7.6 million in accounts payable as of March 31, 2016. Of the $5.2 million of grants from outside parties related to these current year projects, we received $0.1 million in cash and we expect to receive an additional $5.1 million, which was included in outstanding grant receivables from outside parties as of March 31, 2016.

The following table sets forth our budgeted capital expenditures for the year ending December 31, 2016 (dollars in thousands):

2016 Budgeted
Capital
Expenditures
Track and equipment improvements, self-funded	$175,000
Track and equipment improvements, subject to third-party funding	80,000
New business development	35,000
Gross capital expenditures	$290,000
Grants from outside parties	(65,000)
Net capital expenditures	$225,000
The following table sets forth our capital expenditures by segment for the three months ended March 31, 2016 (dollars in thousands):

	Three Months Ended
	March 31, 2016
Capital Expenditures:	North American Operations	Australian Operations	U.K./European Operations	Total
Track and equipment, self-funded	$25,554	$1,607	$7,530	$34,691
Track and equipment, subject to third-party funding	5,725	—	—	5,725
New business development	1,600	—	508	2,108
Gross capital expenditures	32,879	1,607	8,038	42,524
Grants from outside parties	(5,193)	—	—	(5,193)
Net capital expenditures	$27,686	$1,607	$8,038	$37,331
Cash of $56.0 million paid for purchases of property and equipment during the three months ended March 31, 2016 consisted of $35.0 million for 2016 capital projects and $21.0 million related to capital expenditures accrued in 2015. Grant proceeds from outside parties during the three months ended March 31, 2016 consisted of $0.1 million for grants related to 2016 capital expenditures and $16.2 million for grants related to our capital expenditures from prior years.
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
Our off-balance sheet arrangements as of December 31, 2015 consisted of operating lease obligations, as well as credit/payment guarantees. There were no material changes in our off-balance sheet arrangements during the three months ended March 31, 2016.
Impact of Foreign Currencies on Operating Revenues and Expenses
When comparing the effects of average foreign currency exchange rates on operating revenues and operating expenses during the three months ended March 31, 2016 with the three months ended March 31, 2015, foreign currency translation had a negative impact on our consolidated operating revenues and a positive impact on our consolidated operating expenses due to the weakening of the Australian and Canadian dollars and the British pound relative to the United States dollar for the three months ended March 31, 2016. Currency effects related to operating revenues and expenses are presented within the discussion of these respective items included within this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
During the three months ended March 31, 2016, there were no material changes to the Quantitative and Qualitative Disclosures About Market Risk previously disclosed in our 2015 Annual Report on Form 10-K (see Note 6, Derivative Financial Instruments, to our Consolidated Financial Statements).

ITEM 4.	CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures — We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, the disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Internal Control Over Financial Reporting — On March 25, 2015, we completed the acquisition of Freightliner. We extended our oversight and monitoring processes that support our internal control over financial reporting, as appropriate, to include Freightliner's financial position, results of operations and cash flow into our consolidated financial statements from the March 25, 2015 date of acquisition through March 31, 2016. We are continuing to integrate the acquired operations of Freightliner into our overall internal control over financial reporting and related processes. Except as disclosed in this paragraph, there were no other changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS.
For a discussion of our potential risks or uncertainties, please see Risk Factors in Part I, Item 1A of the Company's 2015 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
There were no unregistered sales of equity securities for the period covered by this Quarterly Report on Form 10-Q.
Issuer Purchases of Equity Securities

Period in 2016	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (2)
January 1 to January 31	—	$—	—	$300,000,000
February 1 to February 29	40,650	$56.77	—	$300,000,000
March 1 to March 31	2,366	$57.12	—	$300,000,000
Total	43,016	$56.79	—	$300,000,000
(1) The 43,016 shares acquired in the three months ended March 31, 2016 represent common stock acquired by us from our employees who surrendered shares in lieu of cash either to fund their exercise of stock options or to pay taxes on equity awards granted under our Third Amended and Restated 2004 Omnibus Plan.
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

GENESEE & WYOMING INC.

Date:	May 5, 2016	By:	/s/ TIMOTHY J. GALLAGHER
		Name:	Timothy J. Gallagher
		Title:	Chief Financial Officer (Principal Financial Officer)

Date:	May 5, 2016	By:	/s/ CHRISTOPHER F. LIUCCI
		Name:	Christopher F. Liucci
		Title:	Chief Accounting Officer (Principal Accounting Officer)

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

Exhibit No.	Description of Exhibits
*10.1	Form of Performance-Based Restricted Unit Award Notice Under the Third Amended and Restated Omnibus Incentive Plan

*10.2	Form of Performance-Based Restricted Unit Award Notice for the CEO Under the Third Amended and Restated Omnibus Incentive Plan

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

*32.1	Section 1350 Certification

*101
The following financial information from Genesee & Wyoming Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income/(Loss) for the three months ended March 31, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 and (v) the Notes to Consolidated Financial Statements.

*Exhibit filed or furnished with this Report.