Form 10-Q
period 2016-06-30
GENESEE & WYOMING INC
filed 2016-08-05
CIK 1012620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-Q
________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Shares of common stock outstanding as of the close of business on August 1, 2016:

Class	Number of Shares Outstanding
Class A Common Stock	57,245,676
Class B Common Stock	793,138

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

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2016 and DECEMBER 31, 2015 (Unaudited)
(dollars in thousands, except per share and share amounts)

	June 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,971	$35,941
Accounts receivable, net	368,704	382,458
Materials and supplies	45,873	45,790
Prepaid expenses and other	47,277	43,197
Total current assets	486,825	507,386
PROPERTY AND EQUIPMENT, net	4,208,706	4,215,063
GOODWILL	815,532	826,575
INTANGIBLE ASSETS, net	1,069,017	1,128,952
DEFERRED INCOME TAX ASSETS, net	2,591	2,270
OTHER ASSETS, net	37,350	22,836
Total assets	$6,620,021	$6,703,082
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$130,450	$75,966
Accounts payable	238,181	282,275
Accrued expenses	188,013	169,586
Total current liabilities	556,644	527,827
LONG-TERM DEBT, less current portion	2,035,589	2,205,785
DEFERRED INCOME TAX LIABILITIES, net	983,383	983,136
DEFERRED ITEMS - grants from outside parties	302,269	292,198
OTHER LONG-TERM LIABILITIES	150,312	174,675
COMMITMENTS AND CONTINGENCIES
EQUITY:
Class A Common Stock, $0.01 par value, one vote per share; 180,000,000 shares authorized at June 30, 2016 and December 31, 2015; 70,018,069 and 69,674,185 shares issued and 57,244,493 and 56,945,384 shares outstanding (net of 12,773,576 and 12,728,801 shares in treasury) on June 30, 2016 and December 31, 2015, respectively	700	697
Class B Common Stock, $0.01 par value, ten votes per share; 30,000,000 shares authorized at June 30, 2016 and December 31, 2015; 793,138 shares issued and outstanding on June 30, 2016 and December 31, 2015.	8	8
Additional paid-in capital	1,369,683	1,355,345
Retained earnings	1,620,094	1,544,676
Accumulated other comprehensive loss	(168,261)	(153,457)
Treasury stock, at cost	(230,400)	(227,808)
Total equity	2,591,824	2,519,461
Total liabilities and equity	$6,620,021	$6,703,082
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 and 2015 (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
OPERATING REVENUES	$501,375	$542,219	$983,991	$939,249
OPERATING EXPENSES:
Labor and benefits	155,948	165,296	319,062	297,414
Equipment rents	38,426	43,483	76,856	65,515
Purchased services	51,632	56,177	98,134	80,558
Depreciation and amortization	50,924	48,048	100,254	90,265
Diesel fuel used in train operations	28,251	37,895	53,717	67,592
Electricity used in train operations	3,304	4,977	6,669	5,366
Casualties and insurance	9,442	10,038	19,562	18,561
Materials	21,393	26,929	42,984	45,624
Trackage rights	21,152	22,172	41,728	35,505
Net (gain)/loss on sale and impairment of assets	(308)	(490)	12,517	(807)
Restructuring costs	4,970	—	6,097	—
Other expenses	29,047	28,243	62,221	61,585
Total operating expenses	414,181	442,768	839,801	767,178
OPERATING INCOME	87,194	99,451	144,190	172,071
Interest income	336	124	411	150
Interest expense	(17,741)	(17,772)	(35,716)	(31,280)
Loss on settlement of foreign currency forward purchase contracts	—	—	—	(18,686)
Other income, net	722	334	1,453	648
Income before income taxes	70,511	82,137	110,338	122,903
Provision for income taxes	(22,112)	(29,300)	(34,920)	(46,162)
Net income	$48,399	$52,837	$75,418	$76,741
Basic earnings per common share	$0.85	$0.94	$1.32	$1.37
Weighted average shares - Basic	57,187	55,976	57,106	55,902
Diluted earnings per common share	$0.83	$0.92	$1.30	$1.34
Weighted average shares - Diluted	58,117	57,143	58,036	57,132
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 and 2015 (Unaudited)
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
NET INCOME	$48,399	$52,837	$75,418	$76,741
OTHER COMPREHENSIVE (LOSS)/INCOME:
Foreign currency translation adjustment	(32,611)	40,904	(1,491)	(5,843)
Net unrealized (loss)/income on qualifying cash flow hedges, net of tax benefit/(provision) of $4,537, ($1,804), $10,824 and $2,403, respectively	(6,806)	2,706	(16,237)	(3,604)
Changes in pension and other postretirement benefits, net of tax provision of ($271), ($30), ($791) and ($60), respectively	1,000	53	2,924	106
Other comprehensive (loss)/income	(38,417)	43,663	(14,804)	(9,341)
COMPREHENSIVE INCOME	$9,982	$96,500	$60,614	$67,400
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2016 and 2015 (Unaudited)
(dollars in thousands)

	Six Months Ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$75,418	$76,741
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100,254	90,265
Stock-based compensation	9,525	6,961
Excess tax benefit from share-based compensation	—	(1,254)
Deferred income taxes	16,336	22,672
Net loss/(gain) on sale and impairment of assets	12,517	(807)
Loss on settlement of foreign currency forward purchase contracts	—	18,686
Changes in assets and liabilities which provided/(used) cash, net of effect of acquisitions:
Accounts receivable, net	(11,472)	35,744
Materials and supplies	(1,071)	(868)
Prepaid expenses and other	(2,078)	5,685
Accounts payable and accrued expenses	(46,236)	(73,397)
Other assets and liabilities, net	8,808	4,255
Net cash provided by operating activities	162,001	184,683
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(113,321)	(160,226)
Grant proceeds from outside parties	25,990	22,701
Cash paid for acquisitions, net of cash acquired	—	(726,698)
Net payment from settlement of foreign currency forward purchase contracts related to an acquisition	—	(18,686)
Insurance proceeds for the replacement of assets	7,741	1,421
Proceeds from disposition of property and equipment	1,458	1,734
Net cash used in investing activities	(78,132)	(879,754)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on revolving line-of-credit, long-term debt and capital lease obligations	(311,930)	(306,799)
Proceeds from revolving line-of-credit and long-term borrowings	215,434	977,867
Debt amendment/issuance costs	—	(5,933)
Proceeds from employee stock purchases	3,135	4,183
Treasury stock purchases	(2,593)	(2,992)
Excess tax benefit from share-based compensation	—	1,254
Net cash (used in)/provided by financing activities	(95,954)	667,580
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,115	(1,899)
DECREASE IN CASH AND CASH EQUIVALENTS	(10,970)	(29,390)
CASH AND CASH EQUIVALENTS, beginning of period	35,941	59,727
CASH AND CASH EQUIVALENTS, end of period	$24,971	$30,337
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:
The interim consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and are unaudited. They do not contain all disclosures which would be required in a full set of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, the unaudited financial statements for the three and six months ended June 30, 2016 and 2015 are presented on a basis consistent with the audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods presented. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The consolidated balance sheet data for 2015 was derived from the audited financial statements in the Company's 2015 Annual Report on Form 10-K, but does not include all disclosures required by U.S. GAAP.
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
When comparing the Company's results of operations from one reporting period to another, it is important to consider that the Company has historically experienced fluctuations in revenues and expenses due to acquisitions, changing economic conditions, fluctuations in commodity prices, competitive forces, changes in foreign currency exchange rates, rail network congestion, one-time freight moves, fuel price fluctuations, customer plant expansions and shutdowns, sales of property and equipment, derailments and weather-related conditions, such as hurricanes, cyclones, tornadoes, high winds, droughts, heavy snowfall, unseasonably hot or cold weather, freezing and flooding, among other factors. In periods when these events occur, the Company's results of operations are not easily comparable from one period to another. Finally, certain of the Company's railroads have commodity shipments that are sensitive to general economic conditions, global commodity prices and foreign exchange rates, such as steel products, iron ore, paper products, lumber and forest products and agricultural products, as well as product specific market conditions, such as the availability of lower priced alternative sources of power generation (coal) and energy commodity price differentials (crude oil). Other shipments are relatively less affected by economic conditions and are more closely affected by other factors, such as winter weather (salt) and seasonal rainfall (agricultural products). As a result of these and other factors, the Company's results of operations in any reporting period may not be directly comparable to the Company's results of operations in other reporting periods.
2. CHANGES IN OPERATIONS:
Australia
Arrium Limited: Between 2011 and 2014, the Company's subsidiary, Genesee & Wyoming Australia Pty Ltd (GWA) invested a total of approximately $78 million to purchase locomotives and railcars, as well as to construct a standard gauge rolling-stock maintenance facility to support iron ore shipments from Arrium Limited's (Arrium) Southern Iron mine and its Whyalla-based operations, which include the Middleback Range iron ore mines and the Whyalla steelworks.
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

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On April 7, 2016, Arrium announced it had entered into voluntary administration. As a result of this announcement, during the three months ended March 31, 2016, the Company recorded a $13.0 million non-cash charge related to the impairment of GWA's now idle rolling-stock maintenance facility and an allowance for doubtful accounts charge of $8.1 million associated with accounts receivable from Arrium. As a result of the voluntary administration, all payments to GWA associated with the Southern Iron rail haulage agreement have ceased. GWA is in the process of redeploying rolling-stock previously used to provide service under the Southern Iron rail haulage agreement to serve other customers.
GWA continues to receive payments and provide service under the remaining rail haulage agreement to serve several iron ore mines in the Middleback Range and the Whyalla Steelworks operations, which we expect will represent A$35 million (or approximately $26 million at the current exchange rate) of annual revenue prospectively. Pending the outcome of the voluntary administration process, GWA could lose some or all of the revenue associated with the remaining haulage agreement. In the event of an adverse determination regarding the viability of the Middleback Range or the Whyalla Steelworks operations, or a termination of the remaining rail haulage agreement, all or a portion of GWA's assets deployed to provide service under this agreement, which consist largely of narrow gauge locomotives and wagons, could be redeployed elsewhere in Australia.
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

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The results of operations from Freightliner have been included in the Company's consolidated statement of operations since the March 25, 2015 acquisition date. U.K. and Continental Europe operations are included in the Company's U.K./European Operations segment and the results of Freightliner's Australia operations are included in the Company's Australian Operations segment (see Note 13, Segment Information). Freightliner contributed $186.2 million of total revenues and $8.9 million of operating income to the Company's consolidated results during the six months ended June 30, 2015. The Company incurred $0.7 million and $13.3 million of acquisition and integration costs associated with Freightliner during the three and six months ended June 30, 2015, respectively, which were included within other expenses in the Company's consolidated statement of operations. In addition, the Company recorded a loss of $18.7 million on the settlement of foreign currency forward purchase contracts during the six months ended June 30, 2015, which were entered into in contemplation of the Freightliner acquisition (see Note 6, Derivative Financial Instruments).
Pro Forma Financial Results (Unaudited)
The following table summarizes the Company's unaudited pro forma operating results for the six months ended June 30, 2015 as if the acquisition of Freightliner had been consummated as of January 1, 2014. The following pro forma financial information does not include the impact of any costs to integrate the operations or the impact of derivative instruments that the Company has entered into or may enter into to mitigate interest rate risk (dollars in thousands, except per share amounts):

Six Months Ended June 30, 2015
Operating revenues	$1,095,868
Net income	$100,626
Basic earnings per common share	$1.80
Diluted earnings per common share	$1.76
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

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Headquartered in Jones Mill, Arkansas, Pinsly Arkansas serves the Hot Springs and Little Rock areas, as well as the southwestern and southeastern portions of Arkansas and includes: (1) Arkansas Midland Railroad Company, Inc. (AKMD), which is comprised of seven non-contiguous branch lines; (2) The Prescott and Northwestern Railroad Company (PNW); (3) Warren & Saline River Railroad Company (WSR); and (4) two Arkansas transload operations. Operations are comprised of 137 miles of owned and leased track, 77 employees and 16 locomotives. The railroads currently haul approximately 30,000 carloads per year and serve a diverse customer base in industries including aluminum, forest products, aggregates, energy and carton board.
3. EARNINGS PER COMMON SHARE:
The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator:
Net income	$48,399	$52,837	$75,418	$76,741
Denominators:
Weighted average Class A common shares outstanding – Basic	57,187	55,976	57,106	55,902
Weighted average Class B common shares outstanding	793	915	793	958
Dilutive effect of employee stock-based awards	137	252	137	272
Weighted average shares – Diluted	58,117	57,143	58,036	57,132

Basic earnings per common share	$0.85	$0.94	$1.32	$1.37
Diluted earnings per common share	$0.83	$0.92	$1.30	$1.34
The following total number of Class A Common Stock shares issuable under the assumed exercise of stock-based awards computed based on the treasury stock method were excluded from the calculation of diluted earnings per common share, as the effect of including these shares would have been antidilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Antidilutive shares	1,339	617	1,340	520
4. ACCOUNTS RECEIVABLE:
Accounts receivable consisted of the following as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016	December 31, 2015
Accounts receivable –trade	$353,503	$339,100
Accounts receivable – grants from outside parties	12,475	22,997
Accounts receivable – insurance and other third-party claims	19,516	26,574
Total accounts receivable	385,494	388,671
Less: Allowance for doubtful accounts	(16,790)	(6,213)
Accounts receivable, net	$368,704	$382,458

As of June 30, 2016, an A$10.9 million (or $8.1 million at the exchange rate on June 30, 2016) was included in the allowance for doubtful accounts associated with an Australian iron ore customer entering into voluntary administration (see Note 2, Changes in Operations for additional information).

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Grants from Outside Parties
The Company periodically receives grants for the upgrade and construction of rail lines and the upgrade of locomotives from federal, provincial, state and local agencies in the United States and provinces in Canada in which the Company operates. These grants typically reimburse the Company for 50% to 100% of the actual cost of specific projects. In total, the Company received grant proceeds of $26.0 million and $22.7 million for the six months ended June 30, 2016 and 2015, respectively, from such grant programs. The proceeds were presented as cash inflows from investing activities within each of the applicable periods.
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
The following table sets forth the offset to depreciation expense from the amortization of deferred grants recorded by the Company during the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Amortization of deferred grants	$2,912	$2,725	$5,861	$5,524
Insurance and Third-Party Claims
Accounts receivable from insurance and other third-party claims at June 30, 2016 included $7.6 million from the Company's North American Operations, $6.0 million from the Company's Australian Operations and $5.9 million from the Company's U.K./European Operations. The balance from the Company's North American Operations resulted predominately from the Company's anticipated insurance recoveries associated with a trestle fire in 2015. The balance from the Company's Australian Operations resulted primarily from the Company's anticipated insurance recoveries associated with derailments in Australia in 2012. The balance from the Company's U.K./European Operations resulted primarily from the Company's anticipated insurance recoveries associated with a rail-related collision in Germany in 2014 that occurred prior to the Company's acquisition of Freightliner. The Company received proceeds from insurance totaling $7.7 million and $1.4 million for the six months ended June 30, 2016 and 2015, respectively.
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

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During the six months ended June 30, 2016, the Company made prepayments on its United States term loan of $102.0 million and Australian term loan of A$16.0 million (or $11.8 million at the exchange rates on the dates the payments were made). As of June 30, 2016, the Company had the following outstanding term loans (amounts in thousands, except percentages):

	Local Currency		United States Dollar Equivalent	Interest Rate
United States dollar		$1,670,000	$1,670,000	2.46%
Australian dollar	A$	273,627	$203,770	3.89%
British pound		£101,681	$134,911	2.51%
The Company's availability to draw from the unused borrowing capacity is subject to covenant limitations. As of June 30, 2016, the Company had the following unused borrowing capacity under its revolving credit facility (amounts in thousands):

June 30, 2016
Total available borrowing capacity	$625,000
Less: Outstanding revolving loans	77,698
Less: Outstanding letter of credit guarantees	4,846
Total unused borrowing capacity	$542,456
As of June 30, 2016, the Company had the following outstanding revolving loans (amounts in thousands, except percentages):

	Local Currency		United States Dollar Equivalent	Interest Rate
British pound (swingline loan)		£3,000	$3,980	2.48%
British pound		£31,000	$41,131	2.51%
Canadian dollar	C$	17,000	$13,099	2.87%
Euro		€17,600	$19,489	2.00%
As of June 30, 2016, the Company was in compliance with the covenants under the Credit Agreement.
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
The fair values of the Company's interest rate swap agreements were estimated based on Level 2 inputs. The Company's effectiveness testing during the three and six months ended June 30, 2016 and 2015 resulted in no amount of gain or loss reclassified from accumulated other comprehensive loss into earnings due to ineffectiveness. During the three and six months ended June 30, 2016, $0.4 million and $0.7 million, respectively, of existing net losses were realized and recorded as interest expense in the consolidated statements of operations. During the three and six months ended June 30, 2015, $0.8 million and $1.6 million, respectively, of existing net losses were realized and recorded as interest expense in the consolidated statements of operations. Based on the Company's fair value assumptions as of June 30, 2016, it expects to realize $0.4 million of existing net losses that are reported in accumulated other comprehensive loss into earnings within the next 12 months. See Note 11, Accumulated Other Comprehensive Loss, for additional information regarding the Company's cash flow hedges.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Foreign Currency Exchange Rate Risk
As of June 30, 2016, the Company's foreign subsidiaries had $498.7 million of third-party debt, including capital leases, denominated in the local currencies in which the Company's foreign subsidiaries operate, including the Australian dollar, the British pound, the Canadian dollar and the Euro. The debt service obligations associated with this foreign currency debt are generally funded directly from those foreign operations. As a result, foreign currency risk related to this portion of the Company's debt service payments is limited. However, in the event the foreign currency debt service is not paid by the Company's foreign subsidiaries and is paid by its United States subsidiaries, the Company may face exchange rate risk if the Australian dollar, the British pound, the Canadian dollar or the Euro were to appreciate relative to the United States dollar and require higher United States dollar equivalent cash.
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
On March 25, 2015, the Company closed on the Freightliner transaction and paid cash consideration for the acquisition of £492.1 million (or $733.0 million at the exchange rate on March 25, 2015). The Company financed the acquisition through a combination of available cash and borrowings under the Company's Credit Agreement. A portion of the funds were transferred from the United States to the U.K. through an intercompany loan with a notional amount of £120.0 million (or $181.0 million at the exchange rate on the effective date of the loan) and accrued interest as of June 30, 2016 of £9.5 million (or $12.7 million at the exchange rate on June 30, 2016), each of which are expected to remain until maturity of the loan. To mitigate the foreign currency exchange rate risk related to this non-functional currency intercompany loan and the related interest, the Company entered into British pound forward contracts, which are accounted for as cash flow hedges.
The fair values of the Company's British pound forward contracts were estimated based on Level 2 inputs. The Company's effectiveness testing during the three and six months ended June 30, 2016 and 2015 resulted in no amount of gain or loss reclassified from accumulated other comprehensive income/(loss) into earnings due to ineffectiveness. During the three and six months ended June 30, 2016, $14.5 million ($8.7 million, net of tax) and $18.9 million ($11.4 million, net of tax), respectively, of net gains were recorded as other income in the consolidated statement of operations fully offsetting the corresponding foreign currency losses on the intercompany loan and accrued interest. During the three and six months ended June 30, 2016, $0.3 million of net gains were recorded as interest income in the consolidated statements of operations. Based on the Company's fair value assumptions as of June 30, 2016, it expects to realize $0.8 million of existing net gains that are reported in accumulated other comprehensive loss into earnings within the next 12 months. See Note 11, Accumulated Other Comprehensive Loss, for additional information regarding the Company's cash flow hedges.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the Company's outstanding British pound forward contracts (British pounds in thousands):

Effective Date	Settlement Date	Notional Amount	Exchange Rate
3/25/2015	3/31/2020	£60,000	1.50
3/25/2015	3/31/2020	£60,000	1.51
6/30/2015	3/31/2020	£2,035	1.57
9/30/2015	3/31/2020	£1,846	1.51
12/31/2015	3/31/2020	£1,873	1.48
3/31/2016	3/31/2020	£1,881	1.45
6/30/2016	3/31/2020	£1,909	1.35
The following table summarizes the fair value of the Company's derivative instruments recorded in the consolidated balance sheets as of June 30, 2016 and December 31, 2015 (dollars in thousands):

		Fair Value
	Balance Sheet Location	June 30, 2016	December 31, 2015
Asset Derivatives:
Derivatives designated as hedges:
British pound forward contracts	Other assets, net	$17,438	$1,530
Total derivatives designated as hedges		$17,438	$1,530

Liability Derivatives:
Derivatives designated as hedges:
Interest rate swap agreements	Accrued expenses	$36,433	$846
Interest rate swap agreements	Other long-term liabilities	—	11,655
Total liability derivatives designated as hedges		$36,433	$12,501
The following table shows the effect of the Company's derivative instruments designated as cash flow hedges for the three and six months ended June 30, 2016 and 2015 in other comprehensive income/(loss) (OCI) (dollars in thousands):

	Total Cash Flow Hedge OCI Activity, Net of Tax
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Derivatives Designated as Cash Flow Hedges:
Effective portion of net changes in fair value recognized in OCI, net of tax:
Interest rate swap agreements	$(5,064)	$7,521	$(14,366)	$1,682
British pound forward contracts	(1,742)	(4,815)	(1,871)	(5,286)
	$(6,806)	$2,706	$(16,237)	$(3,604)

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table shows the effect of the Company's derivative instruments not designated as hedges for the three and six months ended June 30, 2016 and 2015 in the consolidated statements of operations (dollars in thousands):

		Amount Recognized in Earnings
		Three Months Ended		Six Months Ended
	Location of Amount Recognized in Earnings	June 30,		June 30,
		2016	2015	2016	2015
Derivative Instruments Not Designated as Hedges:
British pound forward purchase contracts	Loss on settlement of foreign currency forward purchase contracts	$—	$—	$—	$(18,686)
		$—	$—	$—	$(18,686)
7. FAIR VALUE OF FINANCIAL INSTRUMENTS:
The Company applies the following three-level hierarchy of valuation inputs for measuring fair value:

•	Level 1 - Quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date.

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

The following table presents the Company's financial instruments carried at fair value using Level 2 inputs as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016	December 31, 2015
Financial instruments carried at fair value using Level 2 inputs:
Financial assets carried at fair value:
British pound forward contracts	$17,438	$1,530
Total financial assets carried at fair value	$17,438	$1,530
Financial liabilities carried at fair value:
Interest rate swap agreements	$36,433	$12,501
Total financial liabilities carried at fair value	$36,433	$12,501

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the Company's financial instrument carried at fair value using Level 3 inputs as of June 30, 2016 and December 31, 2015 (amounts in thousands):

	June 30, 2016		December 31, 2015
	GBP	USD	GBP	USD
Financial instrument carried at fair value using Level 3 inputs:
Financial liabilities carried at fair value:
Accrued deferred consideration	£24,962	$33,120	£24,200	$35,680
The Company's recurring fair value measurements using significant unobservable inputs (Level 3) relate solely to the Company's deferred consideration from the Freightliner acquisition. At the date of acquisition, this contingent liability represented the aggregate fair value of the shares transferred to the Company by the Management Shareholders in exchange for the right to receive cash consideration for the representative economic interest of approximately 6% in Freightliner in the future (deferred consideration). Each of the Management Shareholders may elect to receive one third of their respective deferred consideration valued as of March 31, 2018, 2019 and 2020. The remaining portion of the deferred consideration will be valued as of March 31, 2020 and paid by the end of 2020.
The contingent liability is adjusted each period to represent the fair value of the deferred consideration as of the balance sheet date. To do so, the Company recalculates the estimated fair value of the deferred consideration in each reporting period until it is paid in full by using a contractual formula designed to estimate the economic value of the Management Shareholders' retained interest in a manner consistent with that used to derive the Freightliner acquisition price per share on the acquisition date. This calculation effectively represents the present value of the expected payment to be made upon settlement of the deferred consideration. Accordingly, such recalculations will reflect both the impact of the time value of money and the impact of changes in the expected future performance of the acquired business, as applicable. During the three and six months ended June 30, 2016, the Company recognized $1.0 million and $1.1 million, respectively, through other expenses within the Company's consolidated statement of operations as a result of the change in the estimated fair value of the deferred consideration, which primarily represented the time value of money. The Company expects to recognize future changes in the contingent liability for the estimated fair value of the deferred consideration through other expenses within the Company's consolidated statement of operations. These future changes in the estimated fair value of the deferred consideration are not expected to be deductible for tax purposes.
The following table presents the carrying value and fair value using Level 2 inputs of the Company's financial instruments carried at historical cost as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities carried at historical cost:
United States term loan	$1,655,732	$1,654,980	$1,755,736	$1,750,040
Australian term loan	202,219	202,152	209,242	210,128
U.K. term loan	134,650	134,375	149,500	150,030
Revolving credit facility	73,299	77,600	39,737	44,833
Other debt	3,053	3,027	3,123	3,090
Total	$2,068,953	$2,072,134	$2,157,338	$2,158,121
8. U.K. PENSION PLAN:
In connection with the acquisition of Freightliner, the Company assumed a defined benefit pension plan for its U.K. employees through a standalone shared cost arrangement within the Railways Pension Scheme (Pension Program). The Pension Program is managed and administered by a professional pension administration company and is overseen by trustees with professional advice from independent actuaries and other advisers. The Pension Program is a shared cost arrangement with required contributions shared between Freightliner and its employees, with Freightliner contributing 60% and the remaining 40% contributed by active employees. The Company engages independent actuaries to compute the amounts of liabilities and expenses relating to the Pension Program subject to the assumptions that the Company selects.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the components of the Pension Program related to the net benefit costs recognized in labor and benefits in the Company's consolidated statement of operations for the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Service cost	$3,436	$3,565	$6,863	$3,775
Interest cost	3,197	2,539	6,385	2,688
Expected return on plan assets	(4,085)	(3,964)	(8,159)	(4,197)
Net periodic benefit cost	$2,548	$2,140	$5,089	$2,266
During the six months ended June 30, 2016, the Company contributed $5.2 million to fund the Pension Program. The Company expects to contribute $7.5 million to the Pension Program for the remainder of 2016. The Pension Program's assets may undergo significant changes over time as a result of market conditions. In the event that the Pension Program's projected assets and liabilities reveal additional funding requirements, the shared cost arrangement generally means that the Company will be required to pay 60% of any additional contributions, with active members contributing the remaining 40%, in each case over an agreed recovery period. If the Pension Program was to be terminated and wound up, any deficit would fall entirely on the Company and would not be shared with active members. Currently, the Company has no intention of terminating the Pension Program.
9. INCOME TAXES:
The Company's effective income tax rate for the three months ended June 30, 2016 was 31.4%, compared with 35.7% for the three months ended June 30, 2015. The Company's effective income tax rate for the six months ended June 30, 2016 was 31.6% compared with 37.6% for the six months ended June 30, 2015. The lower effective income tax rate for the three and six months ended June 30, 2016 was driven primarily by the United States Short Line Tax Credit. The Company's provision for income taxes for the three and six months ended June 30, 2016 included an income tax benefit of $7.2 million and $13.5 million, respectively, associated with the United States Short Line Tax Credit. In December 2015, the United States Short Line Tax Credit (which had previously expired on December 31, 2014), was extended for fiscal years 2015 and 2016. As the extension was passed in December 2015 for the full 2015 fiscal year, the United States Short Line Tax Credit associated with results for the three and six months ended June 30, 2015 was recorded in the fourth quarter of 2015.
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
The Company's provision for income taxes for the six months ended June 30, 2016 also included a valuation allowance of A$2.6 million (or $2.0 million at the average exchange rate in March of 2016) associated with the impairment of GWA's now idle rolling-stock maintenance facility (see Note 2, Changes in Operations) that was formerly used in connection with the Southern Iron rail haulage agreement.
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
11. ACCUMULATED OTHER COMPREHENSIVE LOSS:
The following tables set forth the components of accumulated other comprehensive loss included in the consolidated balance sheets and consolidated statements of comprehensive income (dollars in thousands):

	Foreign Currency Translation Adjustment	Defined Benefit Plans		Net Unrealized Gain/(Loss) on Cash Flow Hedges		Accumulated Other Comprehensive Loss
Balance, December 31, 2015	$(156,146)	$11,005		$(8,316)		$(153,457)
Other comprehensive loss before reclassifications	(1,491)	—		(4,640)		(6,131)
Amounts reclassified from accumulated other comprehensive loss, net of tax (provision)/benefit of $(791) and $7,731, respectively	—	2,924	(a)	(11,597)	(b)	(8,673)
Current period change	(1,491)	2,924		(16,237)		(14,804)
Balance, June 30, 2016	$(157,637)	$13,929		$(24,553)		$(168,261)

	Foreign Currency Translation Adjustment	Defined Benefit Plans		Net Unrealized Gain/(Loss) on Cash Flow Hedges		Accumulated Other Comprehensive Loss
Balance, December 31, 2014	$(70,746)	$1,405		$(2,911)		$(72,252)
Other comprehensive loss before reclassifications	(5,843)	—		(2,646)		(8,489)
Amounts reclassified from accumulated other comprehensive loss, net of tax (provision)/benefit of ($60) and $638, respectively	—	106	(a)	(958)	(b)	(852)
Current period change	(5,843)	106		(3,604)		(9,341)
Balance, June 30, 2015	$(76,589)	$1,511		$(6,515)		$(81,593)
(a) Existing net gains realized were recorded in labor and benefits on the consolidated statements of operations.
(b) Existing net losses realized were recorded in interest expense on the consolidated statements of operations (see Note 6, Derivative Financial Instruments).
12. SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
As of June 30, 2016 and 2015, the Company had outstanding receivables from outside parties for the funding of capital expenditures of $12.5 million and $20.9 million, respectively. At June 30, 2016 and 2015, the Company also had $10.4 million and $45.1 million, respectively, of purchases of property and equipment that were not paid and, accordingly, were accrued in accounts payable in the normal course of business.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

13. SEGMENT INFORMATION:
The Company presents the financial results of its 10 operating regions as three distinct reportable segments: North American Operations, Australian Operations and U.K./European Operations. Each of the Company's segments generates the following three categories of revenues from external customers: freight revenues, freight-related revenues and all other revenues. The Company's eight North American regions are aggregated into one segment as a result of having similar economic and operating characteristics. During the second quarter of 2016, the Company's Ohio Valley Region railroads were consolidated into the Company's Northeast and Midwest regions. This consolidation reduced the Company's number of operating regions from 11 to 10.
During 2016, the Company incurred restructuring costs of $6.1 million for the six months ended June 30, 2016, including $4.7 million in our U.K./European Operations, $0.7 million in our Australian Operations and $0.7 million in our North American Operations.
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
The following table reflects the average exchange rates used to translate the foreign entities respective local currency results of operations into United States dollars for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
United States dollar per Australian dollar	$0.75	$0.78	$0.73	$0.78
United States dollar per British pound	$1.44	$1.53	$1.43	$1.52
United States dollar per Canadian dollar	$0.78	$0.81	$0.75	$0.81
United States dollar per Euro	$1.13	$1.11	$1.12	$1.12
The following tables set forth selected financial data for the Company's reportable segments for the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended June 30, 2016
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$227,082	$26,394	$87,306	$340,782
Freight-related revenues	60,978	27,129	45,581	133,688
All other revenues	16,515	1,760	8,630	26,905
Total operating revenues	$304,575	$55,283	$141,517	$501,375
Operating income/(loss)	$79,023	$9,381	$(1,210)	$87,194
Depreciation and amortization	$37,124	$7,233	$6,567	$50,924
Interest expense, net	$9,666	$2,398	$5,341	$17,405
Provision for/(benefit from) income taxes	$20,953	$2,247	$(1,088)	$22,112
Expenditures for additions to property & equipment, net of grants from outside parties	$39,523	$4,787	$11,338	$55,648

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended June 30, 2015
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$238,153	$39,464	$96,998	$374,615
Freight-related revenues	55,589	25,173	57,129	137,891
All other revenues	17,238	2,171	10,304	29,713
Total operating revenues	$310,980	$66,808	$164,431	$542,219
Operating income	$76,621	$15,131	$7,699	$99,451
Depreciation and amortization	$34,936	$7,394	$5,718	$48,048
Interest expense, net	$9,588	$2,271	$5,789	$17,648
Provision for income taxes	$24,939	$3,829	$532	$29,300
Expenditures for additions to property & equipment, net of grants from outside parties	$73,440	$9,159	$5,028	$87,627

	Six Months Ended June 30, 2016
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$448,907	$51,171	$167,118	$667,196
Freight-related revenues	122,503	52,619	92,024	267,146
All other revenues	32,943	3,291	13,415	49,649
Total operating revenues	$604,353	$107,081	$272,557	$983,991
Operating income/(loss)	$149,001	$(2,370)	$(2,441)	$144,190
Depreciation and amortization	$73,313	$13,889	$13,052	$100,254
Interest expense, net	$20,130	$4,793	$10,382	$35,305
Provision for/(benefit from) income taxes	$36,962	$(277)	$(1,765)	$34,920
Expenditures for additions to property & equipment, net of grants from outside parties	$64,939	$5,654	$16,738	$87,331

	Six Months Ended June 30, 2015
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$481,183	$85,822	$105,819	$672,824
Freight-related revenues	113,650	36,037	66,329	216,016
All other revenues	33,771	4,891	11,747	50,409
Total operating revenues	$628,604	$126,750	$183,895	$939,249
Operating income	$133,702	$29,367	$9,002	$172,071
Depreciation and amortization	$70,241	$13,620	$6,404	$90,265
Interest expense, net	$20,361	$4,604	$6,165	$31,130
Loss on settlement of foreign currency forward purchase contracts	$16,374	$2,312	$—	$18,686
Provision for income taxes	$39,226	$6,757	$179	$46,162
Expenditures for additions to property & equipment, net of grants from outside parties	$118,710	$13,774	$5,041	$137,525

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables set forth the property and equipment recorded in the consolidated balance sheets for the Company's reportable segments as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Property and equipment, net	$3,462,559	$452,455	$293,692	$4,208,706

	December 31, 2015
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Property and equipment, net	$3,433,669	$465,123	$316,271	$4,215,063
14. RECENTLY ISSUED ACCOUNTING STANDARDS:
Accounting Standards Not Yet Effective
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and includes the specific steps for recognizing revenue and disclosure requirements. In August 2015, the FASB issued ASU 2015-14, which approved a one-year deferral of the effective date of the new revenue recognition standard. In March 2016, the FASB issued ASU 2016-08, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, which provides clarification when identifying performance obligations and providing implementation guidance on licensing. In May 2016, the FASB issued ASU 2016-12, which clarifies the objective of the collectability criterion. The new standards will become effective for the Company on January 1, 2018, and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company is currently assessing the impact of adopting this guidance on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will require lessees to recognize leases on their balance sheets as a right-of-use asset with a corresponding liability. Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of 12 months or less. Lessor accounting under the provisions of the standard is substantially unchanged. Additional qualitative and quantitative disclosures, including significant judgments made by management, will also be required. The amendments are effective for fiscal years beginning after December 15, 2018, requiring a modified retrospective transition approach and include a number of practical expedients. Early application is permitted. The standard will become effective for the Company beginning January 1, 2019. The Company is currently assessing the impact of adopting this guidance on its consolidated financial statements.
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
The following discussion should be read in conjunction with our consolidated financial statements, related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our 2015 Annual Report on Form 10-K. When comparing our results of operations from one reporting period to another, it is important to consider that we have historically experienced fluctuations in revenues and expenses due to acquisitions, changing economic conditions, commodity prices, competitive forces, changes in foreign currency exchange rates, rail network congestion, one-time freight moves, fuel price fluctuations, customer plant expansions and shutdowns, sales of property and equipment, derailments and weather-related conditions, such as hurricanes, cyclones, tornadoes, high winds, droughts, heavy snowfall, unseasonably hot or cold weather, freezing and flooding, among other factors. In periods when these events occur, our results of operations are not easily comparable from one period to another. Finally, certain of our railroads have commodity shipments that are sensitive to general economic conditions, global commodity prices and foreign exchange rates, such as steel products, iron ore, paper products, lumber and forest products and agricultural products, as well as product specific market conditions, such as the availability of lower priced alternative sources of power generation (coal) and energy commodity price differentials (crude oil). Other shipments are relatively less affected by economic conditions and are more closely affected by other factors, such as winter weather (salt) and seasonal rainfall (agricultural products). As a result of these and other factors, our results of operations in any reporting period may not be directly comparable to our results of operations in other reporting periods. When we discuss foreign exchange impact, we are referring to the change in our results due to the change in foreign currency exchange rates. We calculate foreign exchange impact by comparing the prior period results translated from local currency to United States dollars using current period exchange rates to the prior period results in United States dollars as reported. Constant currency amounts reflect the prior period results translated at the current period exchange rates. When we discuss results from existing operations or same railroad operations, we are referring to the change in our results, period-over-period, associated with operations that we managed in both periods (i.e., excluding the impact of acquisitions).
Overview
We own and operate 121 freight railroads worldwide that are organized in 10 operating regions with approximately 7,200 employees and more than 2,800 customers. During the second quarter of 2016, our Ohio Valley Region railroads were consolidated into our Northeast and Midwest regions as part of our drive for cost efficiency. This consolidation reduced the number of our operating regions from 11 to 10.
The financial results of our 10 operating regions are reported in the following three reportable segments:

•
Our North American Operations segment includes eight operating regions that serve 41 U.S. states and four Canadian provinces. This segment includes 114 short line and regional freight railroads with more than 13,000 track-miles.

•
Our Australian Operations segment provides rail freight services in South Australia, the Northern Territory and New South Wales. Included in the Australian Operations segment is our operation of the 1,400-mile Tarcoola-to-Darwin rail line, which is the sole inland north-south rail corridor and primarily carries intermodal and commodity freight.

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

Overview of Three-Month Results
Our operating revenues decreased $40.8 million, or 7.5%, to $501.4 million for the three months ended June 30, 2016, compared with $542.2 million for the three months ended June 30, 2015. Operating income for the three months ended June 30, 2016 was $87.2 million, compared with $99.5 million for the three months ended June 30, 2015. Our operating ratio, defined as operating expenses divided by operating revenues, was 82.6% for the three months ended June 30, 2016, compared with 81.7% for the three months ended June 30, 2015.
Net income for the three months ended June 30, 2016 was $48.4 million, compared with net income of $52.8 million for the three months ended June 30, 2015. Our diluted earnings per common share (EPS) for the three months ended June 30, 2016 were $0.83 with 58.1 million weighted average shares outstanding, compared with diluted EPS of $0.92 with 57.1 million weighted average shares outstanding for the three months ended June 30, 2015.

Our results for the three months ended June 30, 2016 and 2015 included certain items affecting comparability between the periods that are set forth below (dollars in millions, except per share amounts):

	Income/(Loss) Before Taxes Impact	After-Tax Net Income/(Loss) Impact	Diluted Earnings/(Loss) Per Common Share Impact
Three Months Ended June 30, 2016
Restructuring costs	$(5.0)	$(4.0)	$(0.07)
Corporate development and related costs	$(2.6)	$(1.8)	$(0.03)
Net gain on sale of assets	$0.3	$0.2	$—
Short Line Tax Credit	$—	$7.2	$0.12

Three Months Ended June 30, 2015
Corporate development and related costs	$(0.8)	$(0.5)	$(0.01)
Net gain on sale of assets	$0.5	$0.3	$0.01
For the three months ended June 30, 2016, our results included restructuring costs of $5.0 million primarily associated with our U.K./European Operations, corporate development and related costs of $2.6 million and a net gain on the sale of assets of $0.3 million. Our results for the three months ended June 30, 2016 also included an income tax benefit of $7.2 million associated with the United States Short Line Tax Credit, which was not in effect for the three months ended June 30, 2015. The Short Line Tax Credit was extended retroactively in the fourth quarter of 2015 for calendar years 2015 and 2016.
For the three months ended June 30, 2015, our results included corporate development and related costs of $0.8 million, primarily related to the Freightliner integration, and a net gain on the sale of assets of $0.5 million.
Operating revenues from our North American Operations decreased $6.4 million, or 2.1%, to $304.6 million for the three months ended June 30, 2016, compared with $311.0 million for the three months ended June 30, 2015. Excluding a $1.2 million decrease from the impact of foreign currency depreciation, our North American Operations revenues decreased by $5.2 million, or 1.7%, primarily due to declines in coal, grain and pulp and paper shipments.
North American Operations traffic decreased 27,765 carloads, or 6.7%, to 386,123 carloads for the three months ended June 30, 2016. The traffic decrease was principally due to decreases of 17,208 carloads of coal and coke traffic (primarily in the Midwest and Northeast regions), 4,360 carloads of agricultural products traffic (primarily in the Midwest and Mountain West regions), 4,174 carloads of pulp and paper traffic (primarily in the Midwest, Northeast, Southern, Canada and Pacific regions) and 3,990 carloads of minerals and stone traffic (primarily in the Northeast Region). All remaining traffic increased by a net 1,967 carloads.
Operating income from our North American Operations for the three months ended June 30, 2016 was $79.0 million, compared with $76.6 million for the three months ended June 30, 2015. The operating ratio from our North American Operations for the three months ended June 30, 2016 was 74.1%, compared with 75.4% for the three months ended June 30, 2015. Operating income for the three months ended June 30, 2016 included $1.7 million of corporate development and related costs and $0.3 million of restructuring costs. Operating income for the three months ended June 30, 2015 included $0.9 million of corporate development and related costs. Despite a 6.7% decline in North American carloads, favorable revenue mix and effective management of costs led to an improvement in our North American operating ratio and a modest increase in our North American operating income.
Operating revenues from our Australian Operations decreased $11.5 million, or 17.3%, to $55.3 million for the three months ended June 30, 2016, compared with $66.8 million for the three months ended June 30, 2015. Excluding a $2.7 million decrease from the impact of foreign currency depreciation, our Australian Operations operating revenues decreased $8.8 million, or 13.8%, primarily due to the impact of declining metallic ore shipments.
Australian Operations traffic decreased 7,853 carloads, or 15.1%, to 44,251 carloads for the three months ended June 30, 2016. The traffic decrease was principally due to decreases of 5,119 carloads of metallic ores traffic and 4,312 carloads of agricultural products traffic, partially offset by an increase of 1,913 carloads of minerals and stone traffic. All remaining traffic decreased by a net 335 carloads.

Operating income from our Australian Operations for the three months ended June 30, 2016 was $9.4 million, compared with $15.1 million for the three months ended June 30, 2015. Operating income for the three months ended June 30, 2016 included $0.8 million of corporate development and related costs.
Operating revenues from our U.K./European Operations decreased $22.9 million, or 13.9%, to $141.5 million for the three months ended June 30, 2016, compared with $164.4 million for the three months ended June 30, 2015. Excluding a $7.1 million decrease due to the impact of foreign currency depreciation, U.K./European revenues decreased $15.9 million, or 10.1%, primarily due to the rationalization of Continental Europe intermodal routes, declining coal shipments and lower minerals and stone shipments.
U.K./European Operations traffic decreased 5,338 carloads, or 1.9%, to 276,542 carloads for the three months ended June 30, 2016. The traffic decrease was principally due to decreases of 14,130 carloads of coal and coke traffic (primarily in the U.K.) and 6,010 carloads of minerals and stone traffic, partially offset by an increase of 14,316 carloads of intermodal traffic. All remaining traffic increased by 486 carloads.
Our U.K./European Operations had an operating loss of $1.2 million for the three months ended June 30, 2016, compared with operating income of $7.7 million for the three months ended June 30, 2015, primarily due to the restructuring of the U.K. coal business.
As a result of the 10% decline in the British pound following the U.K. referendum to exit the European Union, we reduced our U.K./Europe revenue outlook by approximately $20 million for the second half of 2016.
Overview of Six-Month Results
Our operating revenues increased $44.7 million, or 4.8%, to $984.0 million for the six months ended June 30, 2016, compared with $939.2 million for the six months ended June 30, 2015. Operating income for the six months ended June 30, 2016 was $144.2 million, compared with $172.1 million for the six months ended June 30, 2015, a decrease of $27.9 million, or 16.2%. Our operating ratio was 85.3% for the six months ended June 30, 2016, compared with 81.7% for the six months ended June 30, 2015. Our same railroad operating ratio for the six months ended June 30, 2016 was 83.2%, compared with 81.7% for the six months ended June 30, 2015. When we discuss either operating ratios from existing operations or same railroad operating ratios, we are referring to the change in our operating ratio, period-over-period, associated with operations that we managed in both periods (i.e., excluding the impact of acquisitions, such as Freightliner for the period January 1, 2016 through March 24, 2016).
Net income for the six months ended June 30, 2016 was $75.4 million, compared with net income of $76.7 million for the six months ended June 30, 2015. Our diluted EPS for the six months ended June 30, 2016 were $1.30 with 58.0 million weighted average shares outstanding, compared with diluted EPS of $1.34 with 57.1 million weighted average shares outstanding for the six months ended June 30, 2015. Our results for the six months ended June 30, 2016 included an income tax benefit of $13.5 million associated with the United States Short Line Tax Credit, which was not in effect for the six months ended June 30, 2015.

Our results for the six months ended June 30, 2016 and 2015 included certain items affecting comparability between the periods that are set forth below (dollars in millions, except per share amounts):

	Income/(Loss) Before Taxes Impact	After-Tax Net Income/(Loss) Impact	Diluted Earnings/(Loss) Per Common Share Impact
Six Months Ended June 30, 2016
Australia impairment and related costs	$(21.1)	$(16.8)	$(0.29)
Restructuring costs	$(6.1)	$(4.8)	$(0.08)
Corporate development and related costs	$(3.1)	$(2.1)	$(0.04)
Net gain on sale of assets	$0.5	$0.4	$0.01
Short Line Tax Credit	$—	$13.5	$0.23

Six Months Ended June 30, 2015
Loss on settlement of foreign currency forward purchase contracts	$(18.7)	$(11.6)	$(0.2)
Freightliner acquisition/integration costs	$(13.3)	$(9.9)	$(0.17)
Credit facility refinancing-related costs	$(2.0)	$(1.3)	$(0.02)
Australia severance	$(1.7)	$(1.2)	$(0.02)
Corporate development and related costs	$(0.2)	$(0.1)	$—
Net gain on sale of assets	$0.8	$0.5	$0.01
During the six months ended June 30, 2016, we generated $162.0 million in cash flows from operating activities. During the same period, we purchased $113.3 million of property and equipment, including $4.0 million for new business investments, partially offset by $26.0 million in cash received from government grants and other outside parties for capital spending. We also paid $96.5 million in net payments on our outstanding debt obligations.
Changes in Operations
Australia
Arrium Limited: Between 2011 and 2014, our subsidiary, Genesee & Wyoming Australia Pty Ltd (GWA) invested a total of approximately $78 million to purchase locomotives and railcars, as well as to construct a standard gauge rolling-stock maintenance facility to support iron ore shipments from Arrium Limited's (Arrium) Southern Iron mine and its Whyalla-based operations, which include the Middleback Range iron ore mines and the Whyalla steelworks.
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
On April 7, 2016, Arrium announced it had entered into voluntary administration. As a result of this announcement, during the three months ended March 31, 2016, we recorded a $13.0 million non-cash charge related to the impairment of GWA's now idle rolling-stock maintenance facility and an allowance for doubtful accounts of $8.1 million associated with accounts receivable from Arrium. As a result of the voluntary administration, all payments to GWA associated with the Southern Iron rail haulage agreement have ceased. GWA is in the process of redeploying rolling-stock previously used to provide service under the Southern Iron rail haulage agreement to serve other customers.
GWA continues to receive payments and provide service under GWA's remaining rail haulage agreement to serve several iron ore mines in the Middleback Range and the Whyalla Steelworks operations, which we expect will represent A$35 million (or approximately $26 million at the exchange rate on June 30, 2016) of annual revenue prospectively. Pending the outcome of the voluntary administration process, GWA could lose some or all of the revenue associated with the remaining haulage agreement. In the event of an adverse determination regarding the viability of the Middleback Range or the Whyalla Steelworks operations, or a termination of the remaining rail haulage agreement, all or a portion of GWA's assets deployed to provide service under this agreement, which consist largely of narrow gauge locomotives and wagons, could be redeployed elsewhere in Australia.

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
United States
Pinsly's Arkansas Division: On January 5, 2015, we completed the acquisition of certain subsidiaries of Pinsly Railroad Company (Pinsly) that constituted Pinsly's Arkansas Division (Pinsly Arkansas) for $41.3 million in cash. We funded the acquisition with borrowings under our Amended and Restated Senior Secured Syndicated Credit Facility Agreement (the Prior Credit Agreement). The results of operations from Pinsly Arkansas have been included in our consolidated statements of operations since the acquisition date within our North American Operations segment. For additional information regarding Pinsly Arkansas, see Note 2, Changes in Operations, to our Consolidated Financial Statements.
Three Months Ended June 30, 2016 Compared with Three Months Ended June 30, 2015
Consolidated Operating Results
Operating Revenues
The following table sets forth our operating revenues and carloads for the three months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended June 30,		Decrease in Operating Revenues		Currency Impact
	2016	2015	Amount	%
Freight revenues	$340,782	$374,615	$(33,833)	(9.0)%	$(6,983)
Freight-related revenues	133,688	137,891	(4,203)	(3.0)%	(3,067)
All other revenues	26,905	29,713	(2,808)	(9.5)%	(887)
Total operating revenues	$501,375	$542,219	$(40,844)	(7.5)%	$(10,937)
Carloads	706,916	747,872	(40,956)	(5.5)%

Operating Expenses
Total operating expenses for the three months ended June 30, 2016 decreased $28.6 million, or 6.5%, to $414.2 million, compared with $442.8 million for the three months ended June 30, 2015. The decrease was primarily due to a $9.7 million decrease from the depreciation of foreign currencies relative to the United States dollar as well as decreases of $8.6 million in diesel fuel used in train operations, $5.5 million in labor and benefits, $4.8 million in materials, $3.8 million in equipment rents and $3.7 million in purchased services. These decreases were partially offset by $5.0 million of restructuring costs for the three months ended June 30, 2016, primarily associated with our U.K./European Operations, and a $3.7 million increase in depreciation and amortization.
The following table sets forth our total operating expenses for the three months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended June 30,				Increase/(Decrease)	Currency Impact	2015 Constant Currency*	Increase/(Decrease)Constant Currency*
	2016		2015
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$155,948	31.1%	$165,296	30.4%	$(9,348)	$(3,810)	$161,486	$(5,538)
Equipment rents	38,426	7.7%	43,483	8.0%	(5,057)	(1,208)	42,275	(3,849)
Purchased services	51,632	10.3%	56,177	10.4%	(4,545)	(893)	55,284	(3,652)
Depreciation and amortization	50,924	10.2%	48,048	8.9%	2,876	(850)	47,198	3,726
Diesel fuel used in train operations	28,251	5.5%	37,895	7.0%	(9,644)	(1,048)	36,847	(8,596)
Electricity used in train operations	3,304	0.7%	4,977	0.9%	(1,673)	(38)	4,939	(1,635)
Casualties and insurance	9,442	1.9%	10,038	1.9%	(596)	(187)	9,851	(409)
Materials	21,393	4.3%	26,929	5.0%	(5,536)	(713)	26,216	(4,823)
Trackage rights	21,152	4.2%	22,172	4.1%	(1,020)	(484)	21,688	(536)
Net gain on sale of assets	(308)	(0.1)%	(490)	(0.1)%	182	7	(483)	175
Restructuring costs	4,970	1.0%	—	—%	4,970	—	—	4,970
Other expenses	29,047	5.8%	28,243	5.2%	804	(489)	27,754	1,293
Total operating expenses	$414,181	82.6%	$442,768	81.7%	$(28,587)	$(9,713)	$433,055	$(18,874)
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
Operating Income/Operating Ratio
Operating income was $87.2 million for the three months ended June 30, 2016, compared with $99.5 million for the three months ended June 30, 2015. Operating income for the three months ended June 30, 2016 included restructuring costs of $5.0 million, primarily associated with our U.K./European Operations, corporate development and related costs of $2.6 million and a net gain on the sale of assets of $0.3 million. Operating income for the three months ended June 30, 2015 included corporate development and related costs of $0.8 million, primarily related to the Freightliner integration, and a net gain on the sale of assets of $0.5 million.
Our operating ratio was 82.6% for the three months ended June 30, 2016, compared with 81.7% for the three months ended June 30, 2015. The increase in our operating ratio was primarily driven by restructuring costs of $5.0 million primarily associated with our U.K./European Operations.
Interest Expense
Interest expense was $17.7 million for the three months ended June 30, 2016, compared with $17.8 million for the three months ended June 30, 2015.

Provision for Income Taxes
Our effective income tax rate for the three months ended June 30, 2016 was 31.4%, compared with 35.7% for the three months ended June 30, 2015. Our provision for income taxes for the three months ended June 30, 2016 included an income tax benefit of $7.2 million associated with the United States Short Line Tax Credit. The Short Line Tax Credit was in existence from 2005 through 2014 and was further extended in December 2015 for fiscal years 2015 and 2016. As the extension was passed in December 2015 for the full 2015 fiscal year, the Short Line Tax Credit associated with results for the three months ended June 30, 2015 was recorded in the fourth quarter of 2015.
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
Net Income and Earnings Per Common Share
Net income for the three months ended June 30, 2016 was $48.4 million, compared with $52.8 million for the three months ended June 30, 2015. Our basic EPS were $0.85 with 57.2 million weighted average shares outstanding for the three months ended June 30, 2016, compared with basic EPS of $0.94 with 56.0 million weighted average shares outstanding for the three months ended June 30, 2015. Our diluted EPS for the three months ended June 30, 2016 were $0.83 with 58.1 million weighted average shares outstanding, compared with diluted EPS of $0.92 with 57.1 million weighted average shares outstanding for the three months ended June 30, 2015. Our results for the three months ended June 30, 2016 and 2015 included certain items affecting comparability between the periods as previously presented in the "Overview."
Operating Results by Segment
Our various rail operations are organized into 10 operating regions. We present our financial information as three reportable segments: North American Operations, Australian Operations and U.K./European Operations. Each of our segments generates the following three categories of revenues from external customers: freight revenues, freight-related revenues and all other revenues. Our eight North American regions are aggregated into one segment as a result of having similar economic and operating characteristics.
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

The following tables set forth our North American Operations, Australian Operations and U.K./European Operations for the three months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended June 30, 2016
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$227,082	$26,394	$87,306	$340,782
Freight-related revenues	60,978	27,129	45,581	133,688
All other revenues	16,515	1,760	8,630	26,905
Total operating revenues	$304,575	$55,283	$141,517	$501,375
Operating expenses:
Labor and benefits	$95,587	$16,800	$43,561	$155,948
Equipment rents	14,218	1,630	22,578	38,426
Purchased services	16,263	6,098	29,271	51,632
Depreciation and amortization	37,124	7,233	6,567	50,924
Diesel fuel used in train operations	13,837	4,538	9,876	28,251
Electricity used in train operations	—	—	3,304	3,304
Casualties and insurance	7,013	1,553	876	9,442
Materials	12,946	2,870	5,577	21,393
Trackage rights	8,885	2,028	10,239	21,152
Net gain on sale of assets	(236)	—	(72)	(308)
Restructuring costs	335	23	4,612	4,970
Other expenses	19,580	3,129	6,338	29,047
Total operating expenses	225,552	45,902	142,727	414,181
Operating income/(loss)	$79,023	$9,381	$(1,210)	$87,194
Operating ratio	74.1%	83.0%	100.9%	82.6%
Interest expense, net	$9,666	$2,398	$5,341	$17,405
Provision for/(benefit from) income taxes	$20,953	$2,247	$(1,088)	$22,112
Carloads	386,123	44,251	276,542	706,916
Expenditures for additions to property & equipment, net of grants from outside parties	$39,523	$4,787	$11,338	$55,648

	Three Months Ended June 30, 2015
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$238,153	$39,464	$96,998	$374,615
Freight-related revenues	55,589	25,173	57,129	137,891
All other revenues	17,238	2,171	10,304	29,713
Total operating revenues	$310,980	$66,808	$164,431	$542,219
Operating expenses:
Labor and benefits	100,297	18,750	46,249	165,296
Equipment rents	16,485	4,020	22,978	43,483
Purchased services	15,220	5,718	35,239	56,177
Depreciation and amortization	34,936	7,394	5,718	48,048
Diesel fuel used in train operations	19,757	6,218	11,920	37,895
Electricity used in train operations	—	—	4,977	4,977
Casualties and insurance	6,659	1,886	1,493	10,038
Materials	15,675	2,709	8,545	26,929
Trackage rights	6,249	3,424	12,499	22,172
Net gain on sale of assets	(402)	(32)	(56)	(490)
Other expenses	19,483	1,590	7,170	28,243
Total operating expenses	234,359	51,677	156,732	442,768
Operating income	$76,621	$15,131	$7,699	$99,451
Operating ratio	75.4%	77.4%	95.3%	81.7%
Interest expense, net	$9,588	$2,271	$5,789	$17,648
Provision for income taxes	$24,939	$3,829	$532	$29,300
Carloads	413,888	52,104	281,880	747,872
Expenditures for additions to property & equipment, net of grants from outside parties	$73,440	$9,159	$5,028	$87,627
North American Operations
Operating Revenues
The following table sets forth our North American Operations operating revenues and carloads for the three months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended June 30,		Increase/(Decrease)		Currency Impact
	2016	2015	Amount	%
Freight revenues	$227,082	$238,153	$(11,071)	(4.6)%	$(793)
Freight-related revenues	60,978	55,589	5,389	9.7%	(239)
All other revenues	16,515	17,238	(723)	(4.2)%	(155)
Total operating revenues	$304,575	$310,980	$(6,405)	(2.1)%	$(1,187)
Carloads	386,123	413,888	(27,765)	(6.7)%

Freight Revenues
The following table sets forth the changes in our North American Operations freight revenues by commodity group for the three months ended June 30, 2016, compared with the three months ended June 30, 2015 (dollars in thousands):

	Three Months Ended June 30,				Increase/(Decrease)	Currency Impact	2015 Constant Currency*	Increase/(Decrease) Constant Currency*
	2016		2015
Commodity Group	Amount	% of Total	Amount	% of Total
Agricultural Products	$27,178	12.0%	$30,742	12.9%	$(3,564)	$(60)	$30,682	$(3,504)
Autos & Auto Parts	4,980	2.2%	4,749	2.0%	231	(35)	4,714	266
Chemicals & Plastics	35,743	15.7%	35,354	14.8%	389	(143)	35,211	532
Coal & Coke	15,051	6.6%	22,136	9.3%	(7,085)	(32)	22,104	(7,053)
Food & Kindred Products	7,973	3.5%	8,280	3.5%	(307)	(9)	8,271	(298)
Intermodal	1	—%	1	—%	—	—	1	—
Lumber & Forest Products	20,842	9.2%	20,496	8.6%	346	(38)	20,458	384
Metallic Ores	4,615	2.0%	4,910	2.1%	(295)	(37)	4,873	(258)
Metals	27,157	12.0%	27,015	11.3%	142	(134)	26,881	276
Minerals & Stone	29,502	13.0%	30,653	12.9%	(1,151)	(45)	30,608	(1,106)
Petroleum Products	17,180	7.6%	15,194	6.4%	1,986	(64)	15,130	2,050
Pulp & Paper	26,062	11.5%	28,952	12.1%	(2,890)	(158)	28,794	(2,732)
Waste	5,551	2.4%	4,709	2.0%	842	(6)	4,703	848
Other	5,247	2.3%	4,962	2.1%	285	(32)	4,930	317
Total freight revenues	$227,082	100.0%	$238,153	100.0%	$(11,071)	$(793)	$237,360	$(10,278)
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.

The following table sets forth our North American Operations freight revenues, carloads and average freight revenues per carload for the three months ended June 30, 2016 and 2015 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads		Average Freight Revenues Per Carload

	Three Months Ended June 30,				Three Months Ended June 30,		Three Months Ended June 30,
	2016		2015*
Commodity Group	Amount	% of Total	Amount	% of Total	2016	2015	2016	2015	2015* Constant Currency
Agricultural Products	$27,178	12.0%	$30,682	12.9%	49,330	53,690	$551	$573	$571
Autos & Auto Parts	4,980	2.2%	4,714	2.0%	8,146	7,450	611	637	633
Chemicals & Plastics	35,743	15.7%	35,211	14.8%	44,875	45,637	797	775	772
Coal & Coke	15,051	6.6%	22,104	9.3%	46,237	63,445	326	349	348
Food & Kindred Products	7,973	3.5%	8,271	3.5%	14,448	14,726	552	562	562
Intermodal	1	—%	1	—%	12	12	83	83	83
Lumber & Forest Products	20,842	9.2%	20,458	8.6%	34,561	34,966	603	586	585
Metallic Ores	4,615	2.0%	4,873	2.1%	6,122	6,114	754	803	797
Metals	27,157	12.0%	26,881	11.3%	35,881	35,136	757	769	765
Minerals & Stone	29,502	13.0%	30,608	12.9%	51,882	55,872	569	549	548
Petroleum Products	17,180	7.6%	15,130	6.4%	25,462	23,855	675	637	634
Pulp & Paper	26,062	11.5%	28,794	12.1%	41,128	45,302	634	639	636
Waste	5,551	2.4%	4,703	2.0%	11,520	10,224	482	461	460
Other	5,247	2.3%	4,930	2.1%	16,519	17,459	318	284	282
Total	$227,082	100.0%	$237,360	100.0%	386,123	413,888	$588	$575	$573
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
Total traffic from our North American Operations decreased 27,765 carloads, or 6.7%, for the three months ended June 30, 2016, compared with the same period in 2015. The traffic decrease was principally due to decreases of 17,208 carloads of coal and coke traffic, 4,360 carloads of agricultural products traffic, 4,174 carloads of pulp and paper traffic and 3,990 carloads of minerals and stone traffic. All remaining traffic decreased by a net 1,967 carloads.
The following information discusses the significant changes in our North American Operations freight revenues by commodity group excluding the impact of foreign currency. Other changes in average freight revenues per carload in a commodity group can be impacted by changes in customer rates and fuel surcharges, as well as changes in the mix of customer traffic within a commodity group.
Average freight revenues per carload from our North American Operations increased 2.6% to $588 for the three months ended June 30, 2016, compared with the same period in 2015. A change in the mix of commodities increased average freight revenues per carload 2.0%, while lower fuel surcharges decreased average freight revenues per carload 2.7%. Excluding these factors, average freight revenues per carload increased 3.3%.
Agricultural products revenues decreased $3.5 million, or 11.4%. Agricultural products traffic volume decreased 4,360 carloads, or 8.1%, which decreased revenues by $2.4 million, and average freight revenues per carload decreased 3.5%, which decreased revenues by $1.1 million. The decrease in average freight revenues per carload was primarily driven by lower fuel surcharges. The carload decrease was primarily due to reduced grain shipments in the midwestern and western United States due to depressed grain prices and the strong United States dollar.
Coal and coke revenues decreased $7.1 million, or 31.9%. Coal and coke traffic volume decreased 17,208 carloads, or 27.1%, which decreased revenues by $5.6 million, and average freight revenues per carload decreased 6.3%, which decreased revenues by $1.5 million. The carload decrease was due to lower demand for steam coal, primarily as a result of competition from natural gas power generation. The decrease in average freight revenues per carload was primarily due to a change in customer mix.

Minerals and stone revenues decreased $1.1 million, or 3.6%. Minerals and stone traffic volume decreased 3,990 carloads, or 7.1%, which decreased revenues by $2.3 million, while average freight revenues per carload increased 3.8%, which increased revenues by $1.2 million. The decrease in carloads was primarily due to decreased shipments of frac sand in the northeastern and midwestern United States and lower rock salt shipments in the northeastern United States due to mild winter weather that reduced the need to replenish stockpiles, partially offset by stronger aggregates traffic in the central United States.
Petroleum products revenues increased $2.1 million, or 13.5%. Petroleum products traffic volume increased 1,607 carloads, or 6.7%, which increased revenues by $1.1 million, and average freight revenues per carload increased 6.5%, which increased revenues by $1.0 million. The carload increase was primarily due to increased shipments of natural gas liquids and liquid petroleum gases in the midwestern and northeastern United States and a short-term movement of refined petroleum products in Canada.
Pulp and paper revenues decreased $2.7 million, or 9.5%, primarily due to a traffic volume decrease of 4,174 carloads, or 9.2%. The carload decrease was primarily due to truck competition and the closure of several plants we served due to consolidation within the paper industry.
Freight revenues from all remaining commodities combined increased by a net $2.1 million.
Freight-Related Revenues
Excluding a $0.2 million decrease due to the impact of foreign currency depreciation, freight-related revenues from our North American Operations, which includes revenues from railcar switching, track access rights, crewing services, storage and other ancillary revenues related to the movement of freight, increased $5.6 million, or 10.2%, to $61.0 million for the three months ended June 30, 2016. The increase was primarily driven by a change in the presentation of revenues from certain of our port terminal operations, which were previously presented net of the related costs incurred, and an increase in storage revenue.
All Other Revenues
Excluding a $0.2 million decrease due to the impact of foreign currency depreciation, all other revenues from our North American Operations, which includes revenues from third-party railcar and locomotive repairs, property rentals, railroad construction and other ancillary revenues not directly related to the movement of freight, decreased $0.6 million, or 3.3%, to $16.5 million for the three months ended June 30, 2016.
Operating Expenses
Total operating expenses from our North American Operations decreased $8.8 million, or 3.8%, to $225.6 million for the three months ended June 30, 2016, compared with $234.4 million for the three months ended June 30, 2015. The decrease in operating expenses for the three months ended June 30, 2016 was primarily due to lower freight volumes and effective management of operating costs. The depreciation of the Canadian dollar relative to the United States dollar resulted in a $1.1 million decrease in operating expenses.

The following table sets forth operating expenses from our North American Operations for the three months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended June 30,							Increase/(Decrease) Constant Currency*
	2016		2015			Currency Impact	2015 Constant Currency*
	Amount	% of Operating Revenues	Amount	% of Operating Revenues	Increase/(Decrease)
Labor and benefits	$95,587	31.4%	$100,297	32.3%	$(4,710)	$(429)	$99,868	$(4,281)
Equipment rents	14,218	4.7%	16,485	5.3%	(2,267)	(53)	16,432	(2,214)
Purchased services	16,263	5.3%	15,220	4.9%	1,043	(59)	15,161	1,102
Depreciation and amortization	37,124	12.2%	34,936	11.2%	2,188	(231)	34,705	2,419
Diesel fuel used in train operations	13,837	4.5%	19,757	6.4%	(5,920)	(116)	19,641	(5,804)
Casualties and insurance	7,013	2.3%	6,659	2.1%	354	(52)	6,607	406
Materials	12,946	4.4%	15,675	5.0%	(2,729)	(82)	15,593	(2,647)
Trackage rights	8,885	2.9%	6,249	2.0%	2,636	(5)	6,244	2,641
Net gain on sale of assets	(236)	(0.1)%	(402)	(0.1)%	166	6	(396)	160
Restructuring costs	335	0.1%	—	—%	335	—	—	335
Other expenses	19,580	6.4%	19,483	6.3%	97	(88)	19,395	185
Total operating expenses	$225,552	74.1%	$234,359	75.4%	$(8,807)	$(1,109)	$233,250	$(7,698)
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following information discusses the significant changes in operating expenses of our North American Operations excluding a decrease of $1.1 million due to the impact of foreign currency depreciation.
Labor and benefits expense was $95.6 million for the three months ended June 30, 2016, compared with $99.9 million for the three months ended June 30, 2015, a decrease of $4.3 million, or 4.3%. The decrease in labor and benefits expense was primarily due to a decrease in the average number of employees.
Equipment rents expense was $14.2 million for the three months ended June 30, 2016, compared with $16.4 million for the three months ended June 30, 2015, a decrease of $2.2 million, or 13.5%. The decrease was primarily due to reduced car hire expense and reduced railcar lease expense as a result of the purchase of railcars in 2015.
Purchased services expense was $16.3 million for the three months ended June 30, 2016, compared with $15.2 million for the three months ended June 30, 2015, an increase of $1.1 million, or 7.3%.
Depreciation and amortization expense was $37.1 million for the three months ended June 30, 2016, compared with $34.7 million for the three months ended June 30, 2015, an increase of $2.4 million, or 7.0%. The increase was primarily attributable to capital expenditures in 2015.
The cost of diesel fuel used in train operations was $13.8 million for the three months ended June 30, 2016, compared with $19.6 million for the three months ended June 30, 2015, a decrease of $5.8 million, or 29.6%. The decrease was primarily attributable to a 24.2% decrease in average fuel cost per gallon.
Materials expense, which primarily consists of the costs of materials purchased for use in repairing and maintaining our track property, locomotives, railcars and other equipment as well as costs for general tools and supplies used in our business, was $12.9 million for the three months ended June 30, 2016, compared with $15.6 million for the three months ended June 30, 2015, a decrease of $2.6 million, or 17.0%. The decrease was primarily attributable to a reduction in the number of external construction projects and reduced locomotive materials purchased.
Trackage rights expense was $8.9 million for the three months ended June 30, 2016, compared with $6.2 million for the three months ended June 30, 2015, an increase of $2.6 million, or 42.3%. Other than a $3.5 million increase resulting from a change in the presentation of certain costs incurred to operate within certain of our port terminal railroad operations, which costs were previously presented as an offset to the revenues generated from the operations, trackage rights expense decreased $0.8 million to $5.4 million.

Operating Income/Operating Ratio
Operating income from our North American Operations was $79.0 million for the three months ended June 30, 2016, compared with $76.6 million for the three months ended June 30, 2015. Operating income for the three months ended June 30, 2016 included corporate development and related costs of $1.7 million, restructuring costs of $0.3 million and net gain on the sale of assets of $0.2 million. Operating income for the three months ended June 30, 2015 included corporate development and related costs of $0.9 million and net gain on the sale of assets of $0.4 million. The operating ratio was 74.1% for the three months ended June 30, 2016, compared with 75.4% for the three months ended June 30, 2015.
Australian Operations
Operating Revenues
The following table sets forth our Australian Operations operating revenues and carloads for the three months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended June 30,		Increase/(Decrease)		Currency Impact
	2016	2015	Amount	%
Freight revenues	$26,394	$39,464	$(13,070)	(33.1)%	$(1,503)
Freight-related revenues	27,129	25,173	1,956	7.8%	(1,103)
All other revenues	1,760	2,171	(411)	(18.9)%	(88)
Total operating revenues	$55,283	$66,808	$(11,525)	(17.3)%	$(2,694)
Carloads	44,251	52,104	(7,853)	(15.1)%
Freight Revenues
The following table sets forth the changes in our Australian Operations freight revenues by commodity group for the three months ended June 30, 2016, compared with the three months ended June 30, 2015 (dollars in thousands):

	Three Months Ended June 30,				Increase/(Decrease)	Currency Impact	2015 Constant Currency*	Increase/(Decrease) Constant Currency*
	2016		2015
Commodity Group	Amount	% of Total	Amount	% of Total
Agricultural Products	$4,411	16.7%	$6,658	16.9%	$(2,247)	$(264)	$6,394	$(1,983)
Intermodal	17,044	64.6%	18,917	47.9%	(1,873)	(792)	18,125	(1,081)
Metallic Ores	2,867	10.9%	11,865	30.1%	(8,998)	(362)	11,503	(8,636)
Minerals & Stone	1,901	7.2%	1,716	4.3%	185	(73)	1,643	258
Petroleum Products	171	0.6%	308	0.8%	(137)	(12)	296	(125)
Total freight revenues	$26,394	100.0%	$39,464	100.0%	$(13,070)	$(1,503)	$37,961	$(11,567)
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.

The following table sets forth our Australian Operations freight revenues, carloads and average freight revenues per carload for the three months ended June 30, 2016 and 2015 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads		Average Freight Revenues Per Carload

	Three Months Ended June 30,				Three Months Ended June 30,		Three Months Ended June 30,
	2016		2015*
Commodity Group	Amount	% of Total	Amount	% of Total	2016	2015	2016	2015	2015* Constant Currency
Agricultural Products	$4,411	16.7%	$6,394	16.9%	10,504	14,816	$420	$449	$432
Intermodal	17,044	64.6%	18,125	47.9%	15,320	15,657	1,113	1,208	1,158
Metallic Ores	2,867	10.9%	11,503	30.1%	2,018	7,137	1,421	1,662	1,612
Minerals & Stone	1,901	7.2%	1,643	4.3%	16,337	14,424	116	119	114
Petroleum Products	171	0.6%	296	0.8%	72	70	2,375	4,400	4,229
Total	$26,394	100.0%	$37,961	100.0%	44,251	52,104	$596	$757	$729
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
Total traffic from our Australian Operations decreased 7,853 carloads, or 15.1%, for the three months ended June 30, 2016, compared with the same period in 2015. The decrease was principally due to decreases of 5,119 carloads of metallic ores traffic and 4,312 carloads of agricultural products traffic. All remaining traffic increased by a net 1,578 carloads.
The following information discusses the significant changes in our Australian Operations freight revenues by commodity group excluding the impact of foreign currency. Other changes in average freight revenues per carload in a commodity group can be impacted by changes in customer rates and fuel surcharges, as well as changes in the mix of customer traffic within a commodity group.
Average freight revenues per carload from our Australian Operations decreased 18.2% to $596 for the three months ended June 30, 2016, compared with the same period in 2015. The decrease in average freight revenues per carload was primarily due to decreased iron ore and manganese shipments.
Agricultural products revenues decreased $2.0 million, or 31.0%, primarily due to a traffic volume decrease of 4,312 carloads, or 29.1%. The decrease in carloads was primarily driven by low global crop prices.
Metallic ores revenues decreased $8.6 million, or 75.1%. Metallic ores traffic volume decreased 5,119 carloads, or 71.7%, which decreased revenues by $7.3 million, and average freight revenues per carload decreased 11.8%, which decreased revenues by $1.4 million. The decrease in carloads was primarily driven by a decrease in iron ore and manganese shipments as a result of multiple customer mine closures in 2015.
Freight revenues from all remaining commodities combined decreased by a net $0.9 million.
Freight-Related Revenues
Excluding a $1.1 million decrease due to the impact of foreign currency depreciation, freight-related revenues from our Australian Operations, which includes revenues from railcar switching, track access rights, crewing services, storage and other ancillary revenues related to the movement of freight, increased $3.1 million, or 12.7%, to $27.1 million for the three months ended June 30, 2016, compared with $24.1 million for the three months ended June 30, 2015. The increase in freight-related revenues was primarily due to shipments of manganese stockpiled at a customer mine facility that will not recur unless the mine is reopened in the future, partially offset by the loss of the fixed payments from Arrium associated with our rail haulage agreement to serve their Southern Iron mine that is in care and maintenance.
All Other Revenues
Excluding a $0.1 million decrease due to the impact of foreign currency depreciation, all other revenues from our Australian Operations, which includes revenues from third-party railcar and locomotive repairs, property rentals and other ancillary revenues not directly related to the movement of freight, decreased $0.3 million, or 15.5%, to $1.8 million for the three months ended June 30, 2016, compared with $2.1 million for the three months ended June 30, 2015. The decrease was primarily due to reduced third-party railcar and locomotive repair revenues.

Operating Expenses
Total operating expenses from our Australian Operations for the three months ended June 30, 2016 decreased $5.8 million, or 11.2%, to $45.9 million, compared with $51.7 million for the three months ended June 30, 2015. The decrease in operating expenses for the three months ended June 30, 2016 was due to lower freight volumes, effective management of operating costs and a $2.1 million decrease due to the depreciation of the Australian dollar relative to the United States dollar.
The following table sets forth operating expenses from our Australian Operations for the three months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended June 30,
	2016		2015		Increase/(Decrease)	Currency Impact	2015 Constant Currency*	Increase/(Decrease) Constant Currency*
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$16,800	30.4%	$18,750	28.0%	$(1,950)	$(757)	$17,993	$(1,193)
Equipment rents	1,630	2.9%	4,020	6.0%	(2,390)	(163)	3,857	(2,227)
Purchased services	6,098	11.0%	5,718	8.6%	380	(229)	5,489	609
Depreciation and amortization	7,233	13.1%	7,394	11.1%	(161)	(304)	7,090	143
Diesel fuel used in train operations	4,538	8.2%	6,218	9.3%	(1,680)	(261)	5,957	(1,419)
Casualties and insurance	1,553	2.8%	1,886	2.8%	(333)	(76)	1,810	(257)
Materials	2,870	5.2%	2,709	4.1%	161	(109)	2,600	270
Trackage rights	2,028	3.7%	3,424	5.1%	(1,396)	(114)	3,310	(1,282)
Net gain on sale of assets	—	—%	(32)	—%	32	—	(32)	32
Restructuring costs	23	—%	—	—%	23	—	—	23
Other expenses	3,129	5.7%	1,590	2.4%	1,539	(72)	1,518	1,611
Total operating expenses	$45,902	83.0%	$51,677	77.4%	$(5,775)	$(2,085)	$49,592	$(3,690)
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following information discusses the significant changes in operating expenses of our Australian Operations excluding a $2.1 million decrease from the depreciation of the Australian dollar relative to the United States dollar.
Labor and benefits expense was $16.8 million for the three months ended June 30, 2016, compared with $18.0 million for the three months ended June 30, 2015, a decrease of $1.2 million, or 6.6%. The decrease was primarily due to a decrease in the average number of employees as a result of changes made to the operating plans in Australia associated with mine closures.
Equipment rents expense was $1.6 million for the three months ended June 30, 2016, compared with $3.9 million for the three months ended June 30, 2015, a decrease of $2.2 million, or 57.7%. The decrease was primarily attributable to a change in classification of maintenance expense associated with certain leased equipment from equipment rents expense in 2015 to purchased services expense in 2016, as well as reduced leased freight car expense associated with lower grain shipments.
Purchased services expense was $6.1 million for the three months ended June 30, 2016, compared with $5.5 million for the three months ended June 30, 2015, an increase of $0.6 million, or 11.1%. The increase was primarily attributable to a change in classification of maintenance expense associated with certain leased equipment from equipment rents expense in 2015 to purchased services expense in 2016, partially offset by insourcing of maintenance of way activities in 2015.
The cost of diesel fuel used in train operations was $4.5 million for the three months ended June 30, 2016, compared with $6.0 million for the three months ended June 30, 2015, a decrease of $1.4 million, or 23.8%. The decrease was primarily due to a 28.1% decrease in average fuel cost per gallon.
Trackage rights expense was $2.0 million for the three months ended June 30, 2016, compared with $3.3 million for the three months ended June 30, 2015, a decrease of $1.3 million, or 38.7%. The decrease was primarily attributable to decreased shipments as a result of a customer iron ore mine closure in South Australia.

Other expenses were $3.1 million for the three months ended June 30, 2016, compared with $1.5 million for the three months ended June 30, 2015, an increase of $1.6 million. The increase was primarily due to increased corporate development costs.
Operating Income/Operating Ratio
Our Australian Operations had operating income of $9.4 million for the three months ended June 30, 2016, compared with operating income of $15.1 million for the three months ended June 30, 2015. Operating income for the three months ended June 30, 2016, included $0.8 million of corporate development and related costs. The operating ratio was 83.0% for the three months ended June 30, 2016, compared with 77.4% for the three months ended June 30, 2015.
U.K./European Operations
Operating Revenues
The following table sets forth our U.K./European Operations operating revenues and carloads for the three months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended June 30,		Decrease		Currency Impact
	2016	2015	Amount	%
Freight revenues	$87,306	$96,998	$(9,692)	(10.0)%	$(4,687)
Freight-related revenues	45,581	57,129	(11,548)	(20.2)%	(1,725)
All other revenues	8,630	10,304	(1,674)	(16.2)%	(644)
Total operating revenues	$141,517	$164,431	$(22,914)	(13.9)%	$(7,056)
Carloads	276,542	281,880	(5,338)	(1.9)%
Freight Revenues
The following table sets forth the changes in our U.K./European Operations freight revenues by commodity group for the three months ended June 30, 2016, compared with the three months ended June 30, 2015 (dollars in thousands):

	Three Months Ended June 30,				Increase/(Decrease)	Currency Impact	2015 Constant Currency*	Increase/(Decrease) Constant Currency*
	2016		2015
Commodity Group	Amount	% of Total	Amount	% of Total
Agricultural Products	$393	0.5%	$129	0.1%	$264	$(5)	$124	$269
Coal & coke	3,408	3.9%	9,039	9.3%	(5,631)	(539)	8,500	(5,092)
Intermodal	68,919	78.9%	70,395	72.6%	(1,476)	(3,230)	67,165	1,754
Lumber & Forest products	59	0.1%	—	—%	59	—	—	59
Metals	40	—%	—	—%	40	—	—	40
Minerals & Stone	14,487	16.6%	17,435	18.0%	(2,948)	(913)	16,522	(2,035)
Total freight revenues	$87,306	100.0%	$96,998	100.0%	$(9,692)	$(4,687)	$92,311	$(5,005)
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.

The following table sets forth our U.K./European Operations freight revenues, carloads and average freight revenues per carload for the three months ended June 30, 2016 and 2015 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads		Average Freight Revenues Per Carload

	Three Months Ended June 30,				Three Months Ended June 30,		Three Months Ended June 30,
	2016		2015*
Commodity Group	Amount	% of Total	Amount	% of Total	2016	2015	2016	2015	2015* Constant Currency
Agricultural Products	$393	0.5%	$124	0.1%	448	190	$877	$679	$653
Coal & Coke	3,408	3.9%	8,500	9.2%	9,250	23,380	368	387	364
Intermodal	68,919	78.9%	67,165	72.8%	228,543	214,227	302	329	314
Lumber & Forest Products	59	0.1%	—	—%	135	—	437	N/A	N/A
Metallic Ores	40	—%	—	—%	93	—	430	N/A	N/A
Minerals & Stone	14,487	16.6%	16,522	17.9%	38,073	44,083	381	396	375
Total	$87,306	100.0%	$92,311	100.0%	276,542	281,880	$316	$344	$327
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
Total traffic from our U.K./European Operations decreased 5,338 carloads, or 1.9%, for the three months ended June 30, 2016, compared with the same period in 2015. The traffic decrease was principally due to decreases of 14,130 carloads of coal and coke traffic (primarily in the U.K.) and 6,010 carloads of minerals and stone traffic, partially offset by an increase of 14,316 carloads of intermodal traffic (primarily in the U.K.). All remaining traffic increased by 486 carloads.
The following information discusses the significant changes in our U.K./European Operations freight revenues by commodity group excluding the impact of foreign currency. Other changes in average freight revenues per carload in a commodity group can be impacted by changes in customer rates and fuel surcharges, as well as changes in the mix of customer traffic within a commodity group.
Average freight revenues per carload from our U.K./European Operations decreased 3.4% to $316 for the three months ended June 30, 2016, compared with the same period in 2015.
Coal and coke revenues decreased $5.1 million, or 59.9%, primarily due to a traffic volume decrease of 14,130 carloads, or 60.4%. The carload decrease was primarily due to lower demand for steam coal in the U.K. as a result of competition from natural gas power generation.
Intermodal revenues increased $1.8 million, or 2.6%. Intermodal traffic volume increased 14,316 carloads, or 6.7%, which increased revenues by $4.3 million, while average freight revenues per carload decreased 3.8%, which decreased revenues by $2.6 million. The decrease in average freight revenue per carload was primarily driven by a change in the mix of business. The carload increase was primarily due to intermodal traffic in the U.K. which was driven by an overall increase in the U.K. intermodal container market, as well as the introduction of service to a new location.
Minerals and stone revenues decreased $2.0 million, or 12.3%, primarily due to a traffic volume decrease of 6,010 carloads, or 13.6%. The carload decrease was primarily due to delays in road construction projects in Poland and decreased cement shipments in the U.K.
Freight revenues from all remaining commodities combined increased by $0.4 million.
Freight-Related Revenues
Freight-related revenues from our U.K./European Operations include port switching as well as traction service (or hook and pull). Traction service requires us to provide locomotives and drivers to move a customer's train between specified origin and destination points. Freight-related revenues in the U.K./Europe also include infrastructure services, where we operate work trains for the track infrastructure owner, drayage and other ancillary revenues related to the movement of freight. With the exception of infrastructure services, which are primarily in the U.K., freight-related revenues from our U.K./European Operations are primarily associated with the Continental Europe intermodal business.

Excluding a $1.7 million decrease due to the impact of foreign currency depreciation, freight-related revenues from our U.K./European Operations decreased $9.8 million to $45.6 million for the three months ended June 30, 2016, compared with $55.4 million for the three months ended June 30, 2015. The decrease was primarily due to the rationalization of Continental Europe intermodal routes.
All Other Revenues
Excluding a $0.6 million decrease due to the impact of foreign currency depreciation, all other revenues from our U.K./European Operations, which includes revenues from third-party car and locomotive repairs, property rentals and other ancillary revenues not directly related to the movement of freight, decreased $1.0 million, or 10.7%, to $8.6 million for the three months ended June 30, 2016, compared with $9.7 million for the three months ended June 30, 2015.
Operating Expenses
Total operating expenses from our U.K./European Operations were $142.7 million for the three months ended June 30, 2016, compared with $156.7 million for the three months ended June 30, 2015, a decrease of $14.0 million. The decrease included a $6.5 million decrease from the impact of foreign currency depreciation.
The following table sets forth operating expenses from our U.K./European Operations for the three months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended June 30,
	2016		2015		Increase/(Decrease)	Currency Impact	2015 Constant Currency*	Increase/(Decrease) Constant Currency*
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$43,561	30.8%	$46,249	28.1%	$(2,688)	$(2,624)	$43,625	$(64)
Equipment rents	22,578	16.0%	22,978	14.0%	(400)	(992)	21,986	592
Purchased services	29,271	20.7%	35,239	21.4%	(5,968)	(605)	34,634	(5,363)
Depreciation and amortization	6,567	4.6%	5,718	3.5%	849	(315)	5,403	1,164
Diesel fuel used in train operations	9,876	7.0%	11,920	7.2%	(2,044)	(671)	11,249	(1,373)
Electricity used in train operations	3,304	2.3%	4,977	3.0%	(1,673)	(38)	4,939	(1,635)
Casualties and insurance	876	0.6%	1,493	0.9%	(617)	(59)	1,434	(558)
Materials	5,577	3.9%	8,545	5.2%	(2,968)	(522)	8,023	(2,446)
Trackage rights	10,239	7.3%	12,499	7.6%	(2,260)	(365)	12,134	(1,895)
Net gain on sale of assets	(72)	(0.1)%	(56)	—%	(16)	1	(55)	(17)
Restructuring costs	4,612	3.3%	—	—%	4,612	—	—	4,612
Other expenses	6,338	4.5%	7,170	4.4%	(832)	(329)	6,841	(503)
Total operating expenses	$142,727	100.9%	$156,732	95.3%	$(14,005)	$(6,519)	$150,213	$(7,486)
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following information discusses the significant changes in operating expenses of our U.K./European Operations excluding a decrease of $6.5 million due to the impact of foreign currency depreciation.
Purchased services expense was $29.3 million for the three months ended June 30, 2016, compared with $34.6 million for the three months ended June 30, 2015, a decrease of $5.4 million, or 15.5%. The decrease was primarily due to a decrease in third-party operating services resulting from reduced Continental Europe intermodal traffic.
Depreciation and amortization expense was $6.6 million for the three months ended June 30, 2016, compared with $5.4 million for the three months ended June 30, 2015, an increase of $1.2 million, or 21.5%. The increase was primarily attributable to capital expenditures in 2015.
The cost of diesel fuel used in train operations was $9.9 million for the three months ended June 30, 2016, compared with $11.2 million for the three months ended June 30, 2015, a decrease of $1.4 million, or 12.2%. The decrease was primarily due to a 15.9% decrease in average fuel cost per gallon.

The cost of electricity used in train operations was $3.3 million for the three months ended June 30, 2016, compared with $4.9 million for the three months ended June 30, 2015, a decrease of $1.6 million, or 33.1%. The decrease was primarily due to reduced Continental Europe intermodal traffic.
Materials expense, which primarily consists of the costs of materials purchased for use in repairing and maintaining our locomotives, railcars and other equipment as well as costs for general tools and supplies used in our business, was $5.6 million for the three months ended June 30, 2016, compared with $8.0 million for the three months ended June 30, 2015, a decrease of $2.4 million, or 30.5%. The decrease was primarily due to a reclassification of maintenance activities on certain leased equipment from materials expense in 2015 to equipment rents expense in 2016.
Trackage rights expense was $10.2 million for the three months ended June 30, 2016, compared with $12.1 million for the three months ended June 30, 2015, a decrease of $1.9 million, or 15.6%. The decrease was primarily due to reduced Continental Europe intermodal traffic.
Restructuring costs for the three months ended June 30, 2016 of $4.6 million were primarily related to the restructuring of the U.K. coal business.
Other expenses were $6.3 million for the three months ended June 30, 2016, compared with $6.8 million for the three months ended June 30, 2015, a decrease of $0.5 million, or 7.4%.
Operating (Loss)/Income
Our U.K./European Operations had a $1.2 million operating loss for the three months ended June 30, 2016 compared with operating income of $7.7 million for the three months ended June 30, 2015. The operating loss included $4.6 million of restructuring costs primarily due to the restructuring of the U.K. coal business.
Six Months Ended June 30, 2016 Compared with Six Months Ended June 30, 2015
Consolidated Operating Results
Operating Revenues
The following table sets forth our operating revenues and carloads by new operations and existing operations for the six months ended June 30, 2016 and 2015 (dollars in thousands):

	Six Months Ended June 30,				Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations
	2016			2015
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%	Currency Impact
Freight revenues	$667,196	$73,414	$593,782	$672,824	$(5,628)	(0.8)%	$(79,042)	(11.7)%	$(12,798)
Freight-related revenues	267,146	49,395	217,751	216,016	51,130	23.7%	1,735	0.8%	(4,670)
All other revenues	49,649	4,651	44,998	50,409	(760)	(1.5)%	(5,411)	(10.7)%	(1,487)
Total operating revenues	$983,991	$127,460	$856,531	$939,249	$44,742	4.8%	$(82,718)	(8.8)%	$(18,955)
Carloads	1,388,300	231,791	1,156,509	1,250,236	138,064	11.0%	(93,727)	(7.5)%
Operating Expenses
Total operating expenses for the six months ended June 30, 2016 increased $72.6 million, or 9.5%, to $839.8 million, compared with $767.2 million for the six months ended June 30, 2015. The increase included $126.9 million from new operations, partially offset by a decrease of $54.3 million from existing operations. The decrease from existing operations was primarily due to a $16.6 million decrease from the depreciation of foreign currencies relative to the United States dollar as well as decreases of $21.1 million in the cost of diesel fuel used in train operations, $16.0 million in labor and benefits, $7.4 million in materials, $7.0 million in equipment rents and $5.5 million in purchased services. These decreases were partially offset by a $12.5 million net loss on the sale and impairment of assets, which was driven primarily by an iron ore customer entering into voluntary administration, $6.1 million of restructuring costs and a $5.8 million increase in depreciation and amortization.

The following table sets forth our total operating expenses for the six months ended June 30, 2016 and 2015 (dollars in thousands):

	Six Months Ended June 30,				Increase/(Decrease)	Currency Impact	2015 Constant Currency*	Increase/(Decrease)Constant Currency*
	2016		2015
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$319,062	32.4%	$297,414	31.6%	$21,648	$(6,388)	$291,026	$28,036
Equipment rents	76,856	7.8%	65,515	6.9%	11,341	(1,561)	63,954	12,902
Purchased services	98,134	10.0%	80,558	8.6%	17,576	(1,578)	78,980	19,154
Depreciation and amortization	100,254	10.2%	90,265	9.6%	9,989	(1,890)	88,375	11,879
Diesel fuel used in train operations	53,717	5.4%	67,592	7.2%	(13,875)	(1,738)	65,854	(12,137)
Electricity used in train operations	6,669	0.7%	5,366	0.6%	1,303	(51)	5,315	1,354
Casualties and insurance	19,562	2.0%	18,561	2.0%	1,001	(373)	18,188	1,374
Materials	42,984	4.4%	45,624	4.9%	(2,640)	(1,041)	44,583	(1,599)
Trackage rights	41,728	4.2%	35,505	3.8%	6,223	(923)	34,582	7,146
Net loss/(gain) on sale and impairment of assets	12,517	1.3%	(807)	(0.1)%	13,324	15	(792)	13,309
Restructuring costs	6,097	0.6%	—	—%	6,097	—	—	6,097
Other expenses	62,221	6.3%	61,585	6.6%	636	(1,038)	60,547	1,674
Total operating expenses	$839,801	85.3%	$767,178	81.7%	$72,623	$(16,566)	$750,612	$89,189
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
Operating Income/Operating Ratio
Operating income was $144.2 million for the six months ended June 30, 2016, compared with $172.1 million for the six months ended June 30, 2015. Operating income for the six months ended June 30, 2016 included impairment and related costs of $21.1 million, consisting of a $13.0 million non-cash write-down of a rolling-stock maintenance facility and the write-off of accounts receivable of $8.1 million, both of which were associated with an iron ore customer in Australia entering into voluntary administration. In addition, operating income for the six months ended June 30, 2016 included restructuring costs of $6.1 million and corporate development and related costs of $3.1 million. Operating income for the six months ended June 30, 2015 included Freightliner acquisition and integration costs of $13.3 million and Australian severance costs of $1.7 million.
Our operating ratio was 85.3% for the six months ended June 30, 2016, compared with 81.7% for the six months ended June 30, 2015. Our same railroad operating ratio for the six months ended June 30, 2016 was 83.2%, compared with 81.7% for the six months ended June 30, 2015.
Interest Expense
Interest expense was $35.7 million for the six months ended June 30, 2016, compared with $31.3 million for the six months ended June 30, 2015. The increase in interest expense was primarily due to a higher debt balance resulting from the acquisition of Freightliner.
Provision for Income Taxes
Our effective income tax rate for the six months ended June 30, 2016 was 31.6%, compared with 37.6% for the six months ended June 30, 2015. Our provision for income taxes for the six months ended June 30, 2016 included an income tax benefit of $13.5 million associated with the United States Short Line Tax Credit. The Short Line Tax Credit was in existence from 2005 through 2014 and was further extended in December 2015 for fiscal years 2015 and 2016. As the extension was passed in December 2015 for the full 2015 fiscal year, the Short Line Tax Credit associated with results for the six months ended June 30, 2015 was recorded in the fourth quarter of 2015.
Our provision for income taxes for the six months ended June 30, 2016 also included a valuation allowance of A$2.6 million (or $2.0 million at the average exchange rate in June of 2016) associated with the impairment of GWA's now idle rolling-stock maintenance facility (see Note 2, Changes in Operations, to our Consolidated Financial Statements) that was formerly used in connection with the Southern Iron rail haulage agreement.

Net Income and Earnings Per Common Share
Net income for the six months ended June 30, 2016 was $75.4 million, compared with $76.7 million for the six months ended June 30, 2015. Our basic EPS were $1.32 with 57.1 million weighted average shares outstanding for the six months ended June 30, 2016, compared with basic EPS of $1.37 with 55.9 million weighted average shares outstanding for the six months ended June 30, 2015. Our diluted EPS for the six months ended June 30, 2016 were $1.30 with 58.0 million weighted average shares outstanding, compared with diluted EPS of $1.34 with 57.1 million weighted average shares outstanding for the six months ended June 30, 2015. Our results for the six months ended June 30, 2016 and 2015 included certain items affecting comparability between the periods as previously presented in the "Overview."
Operating Results by Segment
The following tables set forth our North American Operations, Australian Operations and U.K./European Operations for the six months ended June 30, 2016 and 2015 (dollars in thousands):

	Six Months Ended June 30, 2016
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$448,907	$51,171	$167,118	$667,196
Freight-related revenues	122,503	52,619	92,024	267,146
All other revenues	32,943	3,291	13,415	49,649
Total operating revenues	$604,353	$107,081	$272,557	$983,991
Operating expenses:
Labor and benefits	198,177	32,568	88,317	319,062
Equipment rents	29,274	3,325	44,257	76,856
Purchased services	31,964	11,349	54,821	98,134
Depreciation and amortization	73,313	13,889	13,052	100,254
Diesel fuel used in train operations	27,361	8,575	17,781	53,717
Electricity used in train operations	—	—	6,669	6,669
Casualties and insurance	14,253	3,088	2,221	19,562
Materials	25,946	5,289	11,749	42,984
Trackage rights	17,752	4,317	19,659	41,728
Net loss/(gain) on sale and impairment of assets	(395)	12,982	(70)	12,517
Restructuring costs	694	716	4,687	6,097
Other expenses	37,013	13,353	11,855	62,221
Total operating expenses	455,352	109,451	274,998	839,801
Operating income	$149,001	$(2,370)	$(2,441)	$144,190
Operating ratio	75.3%	102.2%	100.9%	85.3%
Interest expense, net	$20,130	$4,793	$10,382	$35,305
Provision for/(benefit from) income taxes	$36,962	$(277)	$(1,765)	$34,920
Carloads	769,315	90,474	528,511	1,388,300
Expenditures for additions to property & equipment, net of grants from outside parties	$64,939	$5,654	$16,738	$87,331

	Six Months Ended June 30, 2015
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$481,183	$85,822	$105,819	$672,824
Freight-related revenues	113,650	36,037	66,329	216,016
All other revenues	33,771	4,891	11,747	50,409
Total operating revenues	$628,604	$126,750	$183,895	$939,249
Operating expenses:
Labor and benefits	209,748	36,134	51,532	297,414
Equipment rents	34,271	6,206	25,038	65,515
Purchased services	29,349	10,758	40,451	80,558
Depreciation and amortization	70,241	13,620	6,404	90,265
Diesel fuel used in train operations	43,782	9,899	13,911	67,592
Electricity used in train operations	—	—	5,366	5,366
Casualties and insurance	13,114	3,767	1,680	18,561
Materials	31,685	4,934	9,005	45,624
Trackage rights	12,793	8,420	14,292	35,505
Net gain on sale of assets	(699)	(38)	(70)	(807)
Restructuring costs	—	—	—	—
Other expenses	50,618	3,683	7,284	61,585
Total operating expenses	494,902	97,383	174,893	767,178
Operating income	$133,702	$29,367	$9,002	$172,071
Operating ratio	78.7%	76.8%	95.1%	81.7%
Interest expense, net	$20,361	$4,604	$6,165	$31,130
Loss on settlement of foreign currency forward purchase contracts	$16,374	$2,312	$—	$18,686
Provision for income taxes	$39,226	$6,757	$179	$46,162
Carloads	836,601	106,128	307,507	1,250,236
Expenditures for additions to property & equipment, net of grants from outside parties	$118,710	$13,774	$5,041	$137,525
North American Operations
Operating Revenues
The following table sets forth our North American Operations operating revenues and carloads for the six months ended June 30, 2016 and 2015 (dollars in thousands):

	Six Months Ended June 30,		Increase/(Decrease)		Currency Impact

	2016	2015	Amount	%
Freight revenues	$448,907	$481,183	$(32,276)	(6.7)%	$(2,549)
Freight-related revenues	122,503	113,650	8,853	7.8%	(823)
All other revenues	32,943	33,771	(828)	(2.5)%	(458)
Total operating revenues	$604,353	$628,604	$(24,251)	(3.9)%	$(3,830)
Carloads	769,315	836,601	(67,286)	(8.0)%

Freight Revenues
The following table sets forth the changes in our North American Operations freight revenues by commodity group for the six months ended June 30, 2016, compared with the six months ended June 30, 2015 (dollars in thousands):

	Six Months Ended June 30,				Increase/(Decrease)	Currency Impact	2015 Constant Currency*	Increase/(Decrease) Constant Currency*
	2016		2015
Commodity Group	Amount	% of Total	Amount	% of Total
Agricultural Products	$55,234	12.2%	$65,119	13.6%	$(9,885)	$(343)	64,776	(9,542)
Autos & Auto Parts	9,015	2.0%	9,373	1.9%	(358)	(108)	9,265	(250)
Chemicals & Plastics	69,491	15.5%	71,239	14.8%	(1,748)	(415)	70,824	(1,333)
Coal & Coke	31,877	7.1%	49,104	10.2%	(17,227)	(82)	49,022	(17,145)
Food & Kindred Products	16,407	3.7%	17,523	3.6%	(1,116)	(24)	17,499	(1,092)
Intermodal	2	—%	1	—%	1	—	1	1
Lumber & Forest Products	41,712	9.3%	39,993	8.3%	1,719	(104)	39,889	1,823
Metallic Ores	9,677	2.2%	10,121	2.1%	(444)	(121)	10,000	(323)
Metals	54,200	12.1%	53,413	11.1%	787	(383)	53,030	1,170
Minerals & Stone	54,296	12.1%	58,130	12.1%	(3,834)	(121)	58,009	(3,713)
Petroleum Products	35,453	7.9%	33,052	6.9%	2,401	(278)	32,774	2,679
Pulp & Paper	52,190	11.6%	56,374	11.7%	(4,184)	(479)	55,895	(3,705)
Waste	9,339	2.1%	8,004	1.7%	1,335	(13)	7,991	1,348
Other	10,014	2.2%	9,737	2.0%	277	(78)	9,659	355
Total freight revenues	$448,907	100.0%	$481,183	100.0%	$(32,276)	$(2,549)	$478,634	$(29,727)
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.

The following table sets forth our North American Operations freight revenues, carloads and average freight revenues per carload for the six months ended June 30, 2016 and 2015 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads		Average Freight Revenues Per Carload

	Six Months Ended June 30,				Six Months Ended June 30,		Six Months Ended June 30,
	2016		2015*
Commodity Group	Amount	% of Total	Amount	% of Total	2016	2015	2016	2015	2015* Constant Currency
Agricultural Products	$55,234	12.3%	$64,776	13.6%	105,345	112,027	$524	$581	$578
Autos & Auto Parts	9,015	1.9%	9,265	1.9%	14,952	14,673	603	639	631
Chemicals & Plastics	69,491	15.5%	70,824	14.8%	89,234	91,680	779	777	773
Coal & Coke	31,877	7.1%	49,022	10.2%	94,915	143,057	336	343	343
Food & Kindred Products	16,407	3.7%	17,499	3.7%	29,412	30,614	558	572	572
Intermodal	2	—%	1	—%	24	12	83	83	83
Lumber & Forest Products	41,712	9.3%	39,889	8.3%	69,393	67,555	601	592	590
Metallic Ores	9,677	2.2%	10,000	2.1%	12,347	12,479	784	811	801
Metals	54,200	12.1%	53,030	11.1%	71,786	69,725	755	766	761
Minerals & Stone	54,296	12.1%	58,009	12.1%	95,563	103,256	568	563	562
Petroleum Products	35,453	7.9%	32,774	6.8%	51,451	50,912	689	649	644
Pulp & Paper	52,190	11.6%	55,895	11.7%	82,296	88,067	634	640	635
Waste	9,339	2.1%	7,991	1.7%	19,806	17,517	472	457	456
Other	10,014	2.2%	9,659	2.0%	32,791	35,027	305	278	276
Total	$448,907	100.0%	$478,634	100.0%	769,315	836,601	$584	$575	$572
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
Total traffic from our North American Operations decreased 67,286 carloads, or 8.0%, for the six months ended June 30, 2016, compared with the same period in 2015. The traffic decrease was principally due to decreases of 48,142 carloads of coal and coke traffic, 7,693 carloads of minerals and stone traffic, 6,682 carloads of agricultural products traffic, 5,771 carloads of pulp and paper traffic, 2,446 carloads of chemicals and plastics traffic, and 2,236 carloads of other traffic, partially offset by increases of 2,289 carloads of waste traffic, 2,061 carloads of metals traffic and 1,838 carloads of lumber and forest products traffic. All remaining traffic decreased by a net 504 carloads.
The following information discusses the significant changes in our North American Operations freight revenues by commodity group excluding the impact of foreign currency. Other changes in average freight revenues per carload in a commodity group can be impacted by changes in customer rates and fuel surcharges, as well as changes in the mix of customer traffic within a commodity group.
Average freight revenues per carload from our North American Operations increased 2.1% to $584 for the six months ended June 30, 2016, compared with the same period in 2015. A change in the mix of business increased average freight revenues per carload 2.6%, while lower fuel surcharges decreased average freight revenues per carload 3.4%. Excluding these factors, average freight revenues per carload from North American Operations increased 2.7%.
Agricultural products revenues decreased $9.5 million, or 14.7%. Agricultural products average freight revenues per carload decreased 9.3%, which decreased revenues by $6.0 million and traffic volume decreased 6,682 carloads, or 6.0%, which decreased revenues by $3.5 million. The decrease in average freight revenues per carload was primarily driven by a change in the mix of business and lower fuel surcharges. The carload decrease was primarily due to decreased grain shipments in the midwestern and western United States due to depressed grain prices and a strong United States dollar.
Chemicals and plastics revenues decreased $1.3 million, or 1.9%. Chemicals and plastics traffic volume decreased 2,446 carloads, or 2.7%, which decreased revenues by $1.9 million, while average freight revenues per carload increased 0.8%, which increased revenues by $0.6 million. The carload decrease was primarily due to decreased shipments in the midwestern United States.

Coal and coke revenues decreased $17.1 million, or 35.0%. Coal and coke traffic volume decreased 48,142 carloads, or 33.7%, which decreased revenues by $16.2 million, and average freight revenues per carload decreased 2.0%, which decreased revenues by $1.0 million. The carload decrease was primarily due to lower demand for steam coal as a result of competition from natural gas power generation.
Lumber and forest products revenues increased $1.8 million, or 4.6%. Lumber and forest products traffic volume increased 1,838 carloads, or 2.7%, which increased revenues by $1.1 million, and average freight revenues per carload increased 1.9%, which increased revenues by $0.7 million. The carload increase was primarily due to increased lumber shipments in the northeastern and midwestern United States.
Minerals and stone revenues decreased $3.7 million, or 6.4%. Minerals and stone traffic volume decreased 7,693 carloads, or 7.5%, which decreased revenues by $4.4 million, while average freight revenues per carload increased 1.1%, which increased revenues by $0.7 million. The decrease in carloads was primarily due to decreased shipments of frac sand and proppants in the midwestern and northeastern United States and decreased shipments of rock salt in the northeastern United States due to mild winter weather.
Petroleum products revenues increased $2.7 million, or 8.2%. Petroleum products average freight revenues per carload increased 7.0%, which increased revenues by $2.3 million, and traffic volume increased 539 carloads, or 1.1%, which increased revenues by $0.4 million. The increase in average freight revenues per carload was primarily due to a change in the mix of business.
Pulp and paper revenues decreased $3.7 million, or 6.6%, primarily due to a traffic volume decrease of 5,771 carloads, or 6.6%. The carload decrease was primarily due to decreased shipments resulting from trucking competition and the closure of several plants we served due to consolidation within the paper industry.
Freight revenues from all remaining commodities combined increased by a net $1.2 million.
Freight-Related Revenues
Excluding a $0.8 million decrease due to the impact of foreign currency depreciation, freight-related revenues from our North American Operations, which includes revenues from railcar switching, track access rights, crewing services, storage and other ancillary revenues related to the movement of freight, increased $9.7 million, or 8.6%, to $122.5 million for the six months ended June 30, 2016. The increase was primarily driven by a change in the presentation of revenues from certain of our port terminal railroad operations, which were previously presented net of the related costs incurred, and an increase in storage revenue.
All Other Revenues
Excluding a $0.5 million decrease due to the impact of foreign currency depreciation, all other revenues from our North American Operations, which includes revenues from third-party railcar and locomotive repairs, property rentals, railroad construction and other ancillary revenues not directly related to the movement of freight, increased $0.4 million, or 1.1%, to $32.9 million for the six months ended June 30, 2016.
Operating Expenses
Total operating expenses from our North American Operations decreased $39.6 million, or 8.0%, to $455.4 million for the six months ended June 30, 2016, compared with $494.9 million for the six months ended June 30, 2015. The decrease in operating expenses for the six months ended June 30, 2016 was primarily due to lower freight volumes and effective management of costs. In addition, $13.2 million of acquisition and integration costs associated with the Freightliner acquisition were incurred in the six months ended June 30, 2015 and the depreciation of the Canadian dollar relative to the United States dollar resulted in a $3.5 million decrease in operating expenses.

The following table sets forth operating expenses from our North American Operations for the six months ended June 30, 2016 and 2015 (dollars in thousands):

	Six Months Ended June 30,							Increase/(Decrease) Constant Currency*
	2016		2015			Currency Impact	2015 Constant Currency*
	Amount	% of Operating Revenues	Amount	% of Operating Revenues	Increase/(Decrease)
Labor and benefits	$198,177	32.8%	$209,748	33.3%	$(11,571)	$(1,320)	$208,428	$(10,251)
Equipment rents	29,274	4.9%	34,271	5.4%	(4,997)	(176)	34,095	(4,821)
Purchased services	31,964	5.3%	29,349	4.7%	2,615	(231)	29,118	2,846
Depreciation and amortization	73,313	12.1%	70,241	11.2%	3,072	(748)	69,493	3,820
Diesel fuel used in train operations	27,361	4.5%	43,782	7.0%	(16,421)	(457)	43,325	(15,964)
Casualties and insurance	14,253	2.4%	13,114	2.1%	1,139	(90)	13,024	1,229
Materials	25,946	4.3%	31,685	5.0%	(5,739)	(218)	31,467	(5,521)
Trackage rights	17,752	2.9%	12,793	2.0%	4,959	(11)	12,782	4,970
Net gain on sale of assets	(395)	(0.1)%	(699)	(0.1)%	304	14	(685)	290
Restructuring costs	694	0.1%	—	—%	694	—	—	694
Other expenses	37,013	6.1%	50,618	8.1%	(13,605)	(224)	50,394	(13,381)
Total operating expenses	$455,352	75.3%	$494,902	78.7%	$(39,550)	$(3,461)	$491,441	$(36,089)
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following information discusses the significant changes in operating expenses of our North American Operations excluding a decrease of $3.5 million due to the impact of foreign currency depreciation.
Labor and benefits expense was $198.2 million for the six months ended June 30, 2016, compared with $208.4 million for the six months ended June 30, 2015, a decrease of $10.3 million, or 4.9%. The decrease was primarily due to a reduction in the average number of employees.
Equipment rents expense was $29.3 million for the six months ended June 30, 2016, compared with $34.1 million for the six months ended June 30, 2015, a decrease of $4.8 million, or 14.1%. The decrease was primarily due to reduced car hire expense and reduced railcar lease expense as a result of the purchase of railcars in 2015.
Purchased services expense was $32.0 million for the six months ended June 30, 2016, compared with $29.1 million for the six months ended June 30, 2015, an increase of $2.8 million, or 9.8%, primarily resulting from the classification of construction costs in 2015.
Depreciation and amortization expense was $73.3 million for the six months ended June 30, 2016, compared with $69.5 million for the six months ended June 30, 2015, an increase of $3.8 million, or 5.5%. The increase was primarily attributable to capital expenditures in 2015.
The cost of diesel fuel used in train operations was $27.4 million for the six months ended June 30, 2016, compared with $43.3 million for the six months ended June 30, 2015, a decrease of $16.0 million, or 36.8%. The decrease consisted of $13.1 million due to a 29.9% decrease in average fuel cost per gallon.
Materials expense was $25.9 million for the six months ended June 30, 2016, compared with $31.5 million for the six months ended June 30, 2015, a decrease of $5.5 million, or 17.5%. The decrease was primarily attributable to a reduction in the number of external construction projects in 2016 as well as a reduction in equipment repairs in 2016.
Trackage rights expense was $17.8 million for the six months ended June 30, 2016, compared with $12.8 million for the six months ended June 30, 2015, an increase of $5.0 million, or 38.9%. Other than a $7.0 million increase resulting from a change in the presentation of certain costs incurred to operate within certain of our port terminal railroad operations, which costs were previously presented as an offset to the revenues generated from the operations, trackage rights expense decreased $2.0 million to $10.8 million.
Other expenses were $37.0 million for the six months ended June 30, 2016, compared with $50.4 million for the six months ended June 30, 2015, a decrease of $13.4 million, or 26.6%. The decrease was primarily attributable to acquisition and integration costs related to the Freightliner acquisition in 2015.

Operating Income/Operating Ratio
Operating income from our North American Operations was $149.0 million for the six months ended June 30, 2016, compared with $133.7 million for the six months ended June 30, 2015. Operating income for the six months ended June 30, 2016 included corporate development and related costs of $2.2 million and restructuring costs of $0.7 million. Operating income for the six months ended June 30, 2015 included a net gain on the sale of assets of $0.7 million and Freightliner acquisition and integration related costs of $13.2 million. The operating ratio was 75.3% for the six months ended June 30, 2016, compared with 78.7% for the six months ended June 30, 2015.
Australian Operations
Operating Revenues
The following table sets forth our Australian Operations operating revenues and carloads by new operations and existing operations for the six months ended June 30, 2016 and 2015 (dollars in thousands):

	Six Months Ended June 30,				Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations
	2016			2015
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%	Currency Impact
Freight revenues	$51,171	$—	$51,171	$85,822	$(34,651)	(40.4)%	$(34,651)	(40.4)%	$(5,284)
Freight-related revenues	52,619	10,906	41,713	36,037	16,582	46.0%	5,676	15.8%	(1,963)
All other revenues	3,291	28	3,263	4,891	(1,600)	(32.7)%	(1,628)	(33.3)%	(316)
Total operating revenues	$107,081	$10,934	$96,147	$126,750	$(19,669)	(15.5)%	$(30,603)	(24.1)%	$(7,563)
Carloads	90,474	—	90,474	106,128	(15,654)	(14.8)%	(15,654)	(14.8)%
Freight Revenues
The following table sets forth the changes in our Australian Operations freight revenues by commodity group for the six months ended June 30, 2016, compared with the six months ended June 30, 2015 (dollars in thousands):

	Six Months Ended June 30,				Increase/(Decrease)	Currency Impact	2015 Constant Currency*	Increase/(Decrease) Constant Currency*
	2016		2015
Commodity Group	Amount	% of Total	Amount	% of Total
Agricultural Products	$9,410	18.4%	$13,426	15.6%	$(4,016)	$(810)	$12,616	$(3,206)
Intermodal	31,617	61.7%	36,160	42.1%	(4,543)	(2,189)	33,971	(2,354)
Metallic Ores	5,974	11.7%	31,980	37.3%	(26,006)	(2,018)	29,962	(23,988)
Minerals & Stone	3,780	7.4%	3,665	4.3%	115	(234)	3,431	349
Petroleum Products	390	0.8%	591	0.7%	(201)	(33)	558	(168)
Total freight revenues	$51,171	100.0%	$85,822	100.0%	$(34,651)	$(5,284)	80,538	$(29,367)
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.

The following table sets forth our Australian Operations freight revenues, carloads and average freight revenues per carload for the six months ended June 30, 2016 and 2015 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads		Average Freight Revenues Per Carload

	Six Months Ended June 30,				Six Months Ended June 30,		Six Months Ended June 30,
	2016		2015*
Commodity Group	Amount	% of Total	Amount	% of Total	2016	2015	2016	2015	2015* Constant Currency
Agricultural Products	$9,410	18.4%	$12,616	15.7%	24,077	29,412	$391	$456	$429
Intermodal	31,617	61.7%	33,971	42.1%	28,943	30,006	1,092	1,205	1,132
Metallic Ores	5,974	11.7%	29,962	37.2%	4,336	17,883	1,378	1,788	1,675
Minerals & Stone	3,780	7.4%	3,431	4.3%	32,985	28,694	115	128	120
Petroleum Products	390	0.8%	558	0.7%	133	133	2,932	4,444	4,195
Total	$51,171	100.0%	$80,538	100.0%	90,474	106,128	$566	$809	$759
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
Total traffic from our Australian Operations decreased 15,654 carloads, or 14.8%, for the six months ended June 30, 2016, compared with the same period in 2015. The traffic was entirely from existing operations, as Freightliner Australia revenues are exclusively freight-related and all other revenues. The decrease was principally due to decreases of 13,547 carloads of metallic ores traffic, 5,335 carloads of agricultural products traffic and 1,063 carloads of intermodal traffic, partially offset by an increase of 4,291 carloads of minerals and stone traffic.
The following information discusses the significant changes in our Australian Operations freight revenues by commodity group excluding the impact of foreign currency. Other changes in average freight revenues per carload in a commodity group can be impacted by changes in customer rates and fuel surcharges, as well as changes in the mix of customer traffic within a commodity group.
Average freight revenues per carload from our Australian Operations decreased 25.4% to $566 for the six months ended June 30, 2016, compared with the same period in 2015. The decrease in average freight revenues per carload was primarily due to decreased iron ore and manganese shipments.
Agricultural products revenues decreased $3.2 million, or 25.4%. Agricultural products traffic decreased 5,335 carloads, or 18.1%, which decreased revenues by $2.1 million and average freight revenues per carload decreased 8.9%, which decreased revenues by $1.1 million. The decrease in carloads was primarily driven by low global crop prices. The decrease in average freight revenues per carload was primarily due to a change in the mix of business.
Intermodal revenues decreased $2.4 million, or 6.9%. Intermodal average freight revenues per carload decreased 3.5%, which decreased revenues by $1.2 million, and traffic volume decreased 1,063 carloads, or 3.5%, which decreased revenues by $1.2 million. The decrease in average freight revenues per carload was primarily due to lower fuel surcharges.
Metallic ores revenues decreased $24.0 million, or 80.1%. Metallic ores traffic volume decreased 13,547 carloads, or 75.8%, which decreased revenues by $18.7 million, and average freight revenues per carload decreased 17.7%, which decreased revenues by $5.3 million. The decrease in carloads was primarily driven by a decrease in iron ore and manganese shipments as a result of multiple customer mine closures in 2015.
Freight revenues from all remaining commodities combined increased by a net $0.2 million.
Freight-Related Revenues
Excluding a $2.0 million decrease due to the impact of foreign currency depreciation, freight-related revenues from our Australian Operations, which includes revenues from railcar switching, track access rights, crewing services, storage and other ancillary revenues related to the movement of freight, increased $18.5 million, or 54.4%, to $52.6 million for the six months ended June 30, 2016, compared with $34.1 million for the six months ended June 30, 2015. The increase in freight-related revenues consisted of $10.9 million from new operations and $7.6 million from existing operations. The increase in freight-related revenues from existing operations was primarily due to approximately $6 million of fixed payments received from Arrium in the first quarter of 2016 associated with our rail haulage agreement to serve their Southern Iron mine that is now in care and maintenance and shipments of manganese stockpiled at a customer mine facility that will not recur unless the mine is reopened in the future. In the prior period, revenues related to Southern Iron were classified as freight revenues.

All Other Revenues
Excluding a $0.3 million decrease due to the impact of foreign currency depreciation, all other revenues from our Australian Operations, which includes revenues from third-party railcar and locomotive repairs, property rentals and other ancillary revenues not directly related to the movement of freight, decreased $1.3 million, or 28.1%, to $3.3 million for the six months ended June 30, 2016, compared with $4.6 million for the six months ended June 30, 2015. The decrease was primarily due to reduced third-party railcar and locomotive repair revenues.
Operating Expenses
Total operating expenses from our Australian Operations for the six months ended June 30, 2016 increased $12.1 million, or 12.4%, to $109.5 million, compared with $97.4 million for the six months ended June 30, 2015. The increase consisted of $9.8 million from new operations and $2.3 million from existing operations. The increase from existing operations included $21.1 million related to the impairment of a rolling stock maintenance facility and associated write-off of accounts receivable in the first quarter of 2016 resulting from an iron ore customer entering voluntary administration, partially offset by a $5.8 million decrease due to the depreciation of the Australian dollar relative to the United States dollar. In addition, lower freight volumes and effective management of operating costs further reduced operating expenses from our Australian Operations for the six months ended June 30, 2016.
The following table sets forth operating expenses from our Australian Operations for the six months ended June 30, 2016 and 2015 (dollars in thousands):

	Six Months Ended June 30,							Increase/(Decrease) Constant Currency*
	2016		2015			Currency Impact	2015 Constant Currency*
	Amount	% of Operating Revenues	Amount	% of Operating Revenues	Increase/(Decrease)
Labor and benefits	$32,568	30.4%	$36,134	28.5%	$(3,566)	$(2,249)	$33,885	$(1,317)
Equipment rents	3,325	3.1%	6,206	4.9%	(2,881)	(340)	5,866	(2,541)
Purchased services	11,349	10.6%	10,758	8.5%	591	(628)	10,130	1,219
Depreciation and amortization	13,889	13.0%	13,620	10.7%	269	(805)	12,815	1,074
Diesel fuel used in train operations	8,575	8.0%	9,899	7.8%	(1,324)	(543)	9,356	(781)
Casualties and insurance	3,088	2.9%	3,767	3.0%	(679)	(220)	3,547	(459)
Materials	5,289	4.9%	4,934	3.9%	355	(286)	4,648	641
Trackage rights	4,317	4.0%	8,420	6.6%	(4,103)	(519)	7,901	(3,584)
Net loss/(gain) on sale and impairment of assets	12,982	12.1%	(38)	—%	13,020	—	(38)	13,020
Restructuring costs	716	0.7%	—	—%	716	—	—	716
Other expenses	13,353	12.5%	3,683	2.9%	9,670	(250)	3,433	9,920
Total operating expenses	$109,451	102.2%	$97,383	76.8%	$12,068	$(5,840)	$91,543	$17,908
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following information discusses the significant changes in operating expenses of our Australian Operations excluding a decrease of $5.8 million due to the impact of foreign currency depreciation.
Labor and benefits expense was $32.6 million for the six months ended June 30, 2016, compared with $33.9 million for the six months ended June 30, 2015, a decrease of $1.3 million, or 3.9%. The decrease consisted of $5.4 million from existing operations, partially offset by $4.1 million from new operations. The decrease from existing operations was primarily due to a decrease in the average number of employees as a result of changes made to the operating plans in Australia associated with mine closures and severance costs recorded in 2015.
Equipment rents expense was $3.3 million for the six months ended June 30, 2016, compared with $5.9 million for the six months ended June 30, 2015, a decrease of $2.5 million, or 43.3%. The decrease consisted of $3.1 million from existing operations, partially offset by $0.6 million from new operations. The decrease from existing operations was primarily attributable to a change in classification of maintenance expense associated with certain leased equipment from equipment rents expense in 2015 to purchased services expense in 2016, as well as reduced leased freight car expense associated with lower grain shipments.

Purchased services expense was $11.3 million for the six months ended June 30, 2016, compared with $10.1 million for the six months ended June 30, 2015, an increase of $1.2 million, or 12.0%. The increase consisted of $1.7 million from new operations, partially offset by a decrease of $0.5 million from existing operations. The decrease from existing operations was primarily attributable to insourcing of maintenance of way activities in 2015, partially offset by a change in classification of maintenance expense associated with certain leased equipment from equipments rents expense in 2015 to purchased services expense in 2016.
The cost of diesel fuel used in train operations was $8.6 million for the six months ended June 30, 2016, compared with $9.4 million for the six months ended June 30, 2015, a decrease of $0.8 million, or 8.3%. The decrease consisted of $2.7 million from existing operations, partially offset by $2.0 million from new operations. The decrease from existing operations consisted of $2.9 million due to a 29.8% decrease in average fuel cost per gallon.
Trackage rights expense was $4.3 million for the six months ended June 30, 2016, compared with $7.9 million for the six months ended June 30, 2015, a decrease of $3.6 million, or 45.4%. The decrease consisted of $3.9 million from existing operations, partially offset by $0.3 million from new operations. The decrease from existing operations was primarily attributable to decreased shipments as a result of a mine closure of an iron ore customer in South Australia.
Net loss on the sale and impairment of assets for the six months ended June 30, 2016 of $13.0 million was primarily related to the impairment of a maintenance facility resulting from an iron ore customer entering voluntary administration.
Other expenses were $13.4 million for the six months ended June 30, 2016, compared with $3.4 million for the six months ended June 30, 2015, an increase of $9.9 million. The increase consisted of $9.6 million from existing operations and $0.4 million from new operations. The increase from existing operations was primarily due to the write-off of accounts receivable associated with an iron ore customer entering into voluntary administration.
Operating (Loss)/Income/Operating Ratio
Operating loss from our Australian Operations was $2.4 million for the six months ended June 30, 2016, compared with operating income of $29.4 million for the six months ended June 30, 2015. For the six months ended June 30, 2016, Australian Operations recorded charges of $21.1 million, including a $13.0 million non-cash charge related to the impairment of a rolling-stock maintenance facility and associated write-off of accounts receivable of $8.1 million, resulting from an iron ore customer entering into voluntary administration. Operating income for the six months ended June 30, 2015 included severance costs of $1.7 million.
U.K./European Operations
Operating Revenues
The following table sets forth our U.K./European Operations operating revenues and carloads by new operations and existing operations for the six months ended June 30, 2016 and 2015 (dollars in thousands):

	Six Months Ended June 30,				Increase in Total Operations		Decrease in Existing Operations
	2016			2015
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%	Currency Impact
Operating revenues:
Freight revenues	$167,118	$73,414	$93,704	$105,819	$61,299	57.9%	$(12,115)	(11.4)%	$(4,965)
Freight-related revenues	92,024	38,489	53,535	66,329	25,695	38.7%	(12,794)	(19.3)%	(1,884)
All other revenues	13,415	4,623	8,792	11,747	1,668	14.2%	(2,955)	(25.2)%	(713)
Total operating revenues	$272,557	$116,526	$156,031	$183,895	$88,662	48.2%	$(27,864)	(15.2)%	$(7,562)
Carloads	528,511	231,791	296,720	307,507	221,004	71.9%	(10,787)	(3.5)%

Freight Revenues
The following table sets forth the changes in our U.K./European Operations freight revenues by commodity group for the six months ended June 30, 2016, compared with the six months ended June 30, 2015 (dollars in thousands):

	Six Months Ended June 30,				Increase/(Decrease) in Total Operations	New Operations	Currency Impact	2015 Constant Currency*	Increase/(Decrease) in Existing Operations Constant Currency*
	2016		2015
Commodity Group	Amount	% of Total	Amount	% of Total
Agricultural Products	$736	0.4%	$141	0.1%	$595	$321	$(6)	135	$280
Coal & Coke	7,752	4.6%	9,982	9.4%	(2,230)	4,176	(581)	9,401	(5,825)
Intermodal	133,448	79.9%	76,692	72.5%	56,756	59,375	(3,428)	73,264	809
Lumber & Forest Products	126	0.1%	—	—%	126	64	—	—	62
Metallic Ores	40	—%	—	—%	40	—	—	—	40
Minerals & Stone	25,016	15.0%	19,004	18.0%	6,012	9,478	(950)	18,054	(2,516)
Total freight revenues	$167,118	100.0%	$105,819	100.0%	$61,299	$73,414	$(4,965)	100,854	$(7,150)
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following table sets forth our U.K./European Operations freight revenues, carloads and average freight revenues per carload for the six months ended June 30, 2016 and 2015 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads		Average Freight Revenues Per Carload

	Six Months Ended June 30,				Six Months Ended June 30,		Six Months Ended June 30,
	2016		2015*
Commodity Group	Amount	% of Total	Amount	% of Total	2016	2015	2016	2015	2015* Constant Currency
Agricultural Products	$736	0.4%	$135	0.1%	842	207	$874	$681	$652
Coal & Coke	7,752	4.6%	9,401	9.3%	17,313	25,755	448	388	365
Intermodal	133,448	79.9%	73,264	72.7%	440,638	233,499	303	328	314
Lumber & Forest Products	126	0.1%	—	—%	315	—	400	N/A	N/A
Metallic Ores	40	—%	—	—%	93	—	430	N/A	N/A
Minerals & Stone	25,016	15.0%	18,054	17.9%	69,310	48,046	361	396	376
Total	$167,118	100.0%	$100,854	100.0%	528,511	307,507	$316	$344	$328
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
Total traffic from our U.K./European Operations increased 221,004 carloads, or 71.9%, for the six months ended June 30, 2016, compared with the same period in 2015. The increase in carloads included 231,791 carloads from new operations, partially offset by a decrease of 10,787 carloads from existing operations. The decrease from existing operations was due to decreases of 16,358 carloads of coal and coke traffic (primarily in the U.K.) and 6,997 carloads of minerals and stone traffic, partially offset by an increase of 12,057 carloads of intermodal traffic (primarily in the U.K.). All remaining traffic increased by 511 carloads.
The following information discusses the significant changes in our U.K./European Operations freight revenues from existing operations by commodity group excluding the impact of foreign currency. Other changes in average freight revenues per carload in a commodity group can be impacted by changes in customer rates and fuel surcharges, as well as changes in the mix of customer traffic within a commodity group.
Average freight revenues per carload from our U.K./European Operations decreased 3.7% to $316 for the six months ended June 30, 2016, compared with the same period in 2015. Average freight revenues per carload from existing operations decreased 3.7% to $316. The decrease in average freight revenues per carload was primarily due to a change in the mix of business.

Coal and coke revenues decreased $5.8 million, or 62.0%. Coal and coke traffic volume decreased 16,358 carloads, or 63.5%, which decreased revenues by $6.2 million, while average freight revenues per carload increased 4.4%, which increased revenues by $0.4 million. The carload decrease was due to lower demand for steam coal in the U.K., primarily as a result of competition from natural gas power generation.
Minerals and stone revenues decreased $2.5 million, or 13.9%. Minerals and stone traffic volume decreased 6,997 carloads, or 14.6%, which decreased revenues $2.6 million. The carload decrease was primarily due to delays in road construction projects in Poland and decreased cement shipments in the U.K.
Freight revenues from all remaining commodities combined increased by $1.2 million.
Freight-Related Revenues
Freight-related revenues from our U.K./European Operations include port switching as well as traction service (or hook and pull). Traction service requires us to provide locomotives and drivers to move a customer's train between specified origin and destination points. Freight-related revenues in the U.K./Europe also include infrastructure services, where we operate work trains for the track infrastructure owner, drayage and other ancillary revenues related to the movement of freight. With the exception of infrastructure services, which are primarily in the U.K., freight-related revenues from our U.K./European Operations are primarily associated with the Continental Europe intermodal business.
Excluding a $1.9 million decrease due to the impact of foreign currency depreciation, freight-related revenues from our U.K./European Operations increased $27.6 million to $92.0 million for the six months ended June 30, 2016, compared with $64.4 million for the six months ended June 30, 2015. The increase in freight-related revenues consisted of $38.5 million from new operations, partially offset by a decrease of $10.9 million from existing operations. The decrease from existing operations was primarily due to the rationalization of Continental Europe intermodal routes.
All Other Revenues
Excluding a $0.7 million decrease due to the impact of foreign currency depreciation, all other revenues from our U.K./European Operations, which includes revenues from third-party car and locomotive repairs, property rentals and other ancillary revenues not directly related to the movement of freight, increased $2.4 million to $13.4 million for the six months ended June 30, 2016, compared to $11.0 million for the six months ended June 30, 2015. The increase consisted of $4.6 million from new operations, partially offset by a decrease of $2.2 million from existing operations. The decrease from existing operations was primarily due to a temporary passenger service contract in 2015.
Operating Expenses
Total operating expenses from our U.K./European Operations were $275.0 million for the six months ended June 30, 2016, compared with $174.9 million for the six months ended June 30, 2015, an increase of $100.1 million. The increase included $117.1 million from new operations, partially offset by a decrease of $17.0 million from existing operations. The decrease from existing operations included a $7.3 million decrease due to the impact of foreign currency depreciation.

The following table sets forth operating expenses from our U.K./European Operations for the six months ended June 30, 2016 and 2015 (dollars in thousands):

	Six Months Ended June 30,							Increase/(Decrease) Constant Currency*
	2016		2015			Currency Impact	2015 Constant Currency*
	Amount	% of Operating Revenues	Amount	% of Operating Revenues	Increase/(Decrease)
Labor and benefits	$88,317	32.4%	$51,532	27.9%	$36,785	$(2,819)	$48,713	$39,604
Equipment rents	44,257	16.2%	25,038	13.6%	19,219	(1,045)	23,993	20,264
Purchased services	54,821	20.1%	40,451	22.0%	14,370	(719)	39,732	15,089
Depreciation and amortization	13,052	4.9%	6,404	3.5%	6,648	(337)	6,067	6,985
Diesel fuel used in train operations	17,781	6.5%	13,911	7.6%	3,870	(738)	13,173	4,608
Electricity used in train operations	6,669	2.4%	5,366	2.9%	1,303	(51)	5,315	1,354
Casualties and insurance	2,221	0.8%	1,680	0.9%	541	(63)	1,617	604
Materials	11,749	4.3%	9,005	4.9%	2,744	(537)	8,468	3,281
Trackage rights	19,659	7.2%	14,292	7.8%	5,367	(393)	13,899	5,760
Net gain on sale of assets	(70)	—%	(70)	—%	—	1	(69)	(1)
Restructuring costs	4,687	1.7%	—	—%	4,687	—	—	4,687
Other expenses	11,855	4.4%	7,284	4.0%	4,571	(564)	6,720	5,135
Total operating expenses	$274,998	100.9%	$174,893	95.1%	$100,105	$(7,265)	$167,628	$107,370
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following information discusses the significant changes in operating expenses of our U.K./European Operations excluding a decrease of $7.3 million due to the impact of foreign currency depreciation.
Labor and benefits expense was $88.3 million for the six months ended June 30, 2016, compared with $48.7 million for the six months ended June 30, 2015, an increase of $39.6 million. The increase consisted of $40.0 million from new operations, partially offset by a decrease $0.3 million from existing operations.
Equipment rents expense was $44.3 million for the six months ended June 30, 2016, compared with $24.0 million for the six months ended June 30, 2015, an increase of $20.3 million. The increase consisted of $19.3 million from new operations and $1.0 million from existing operations. The increase from existing operations was primarily due to a reclassification of maintenance activities on certain leased equipment from materials expense in 2015 to equipment rents expense in 2016.
Purchased services expense was $54.8 million for the six months ended June 30, 2016, compared with $39.7 million for the six months ended June 30, 2015, an increase of $15.1 million. The increase consisted of $22.9 million from new operations, partially offset by a decrease of $7.8 million from existing operations. The decrease from existing operations was primarily due to a decrease in third-party operating services resulting from reduced Continental Europe intermodal traffic.
Depreciation and amortization expense was $13.1 million for the six months ended June 30, 2016, compared with $6.1 million for the six months ended June 30, 2015, an increase of $7.0 million. The increase consisted of $5.6 million from new operations and $1.3 million from existing operations. The increase from existing operations was primarily attributable to capital expenditures in 2015.
The cost of diesel fuel used in train operations was $17.8 million for the six months ended June 30, 2016, compared with $13.2 million for the six months ended June 30, 2015, an increase of $4.6 million. The increase consisted of $7.0 million from new operations, partially offset by a $2.4 million decrease from existing operations. The decrease from existing operations was primarily due to a 24.1% decrease in average fuel cost per gallon.
The cost of electricity used in train operations was $6.7 million for the six months ended June 30, 2016, compared with $5.3 million for the six months ended June 30, 2015, an increase of $1.4 million. The increase consisted of $2.7 million from new operations, partially offset by a decrease of $1.4 million from existing operations. The decrease from existing operations was primarily due to reduced freight and freight-related volumes.

Materials expense was $11.7 million for the six months ended June 30, 2016, compared with $8.5 million for the six months ended June 30, 2015, an increase of $3.3 million. The increase consisted of $5.6 million from new operations, partially offset by a decrease of $2.3 million from existing operations. The decrease from existing operations was primarily due to a reclassification of maintenance activities on certain leased equipment from materials expense in 2015 to equipment rents expense in 2016.
Trackage rights expense was $19.7 million for the six months ended June 30, 2016, compared with $13.9 million for the six months ended June 30, 2015, an increase of $5.8 million. The increase consisted of $8.0 million from new operations, partially offset by a $2.2 million decrease from existing operations. The decrease from existing operations was primarily due to reduced Continental Europe intermodal traffic.
Restructuring costs for the six months ended June 30, 2016 of $4.7 million were primarily related to the restructuring of the U.K. coal business.
Other expenses were $11.9 million for the six months ended June 30, 2016, compared with $6.7 million for the six months ended June 30, 2015, an increase of $5.1 million. The increase consisted of $4.7 million from new operations and $0.5 million from existing operations.
Operating (Loss)/Income
Our U.K./European Operations had an operating loss of $2.4 million for the six months ended June 30, 2016, compared with operating income of $9.0 million for the six months ended June 30, 2015. For the six months ended June 30, 2016, U.K./European Operations recorded $4.7 million of restructuring costs, primarily related to the U.K. coal business.
Liquidity and Capital Resources
We had cash and cash equivalents of $25.0 million at June 30, 2016. Based on current expectations, we believe our cash and other liquid assets, anticipated future cash flows, availability under the Credit Agreement, access to debt and equity capital markets and sources of available financing will be sufficient to fund expected operating, capital and debt service requirements and other financial commitments for the foreseeable future.
At June 30, 2016, we had long-term debt, including current portion, totaling $2.2 billion, which was 46% of our total capitalization, and $542.5 million of unused borrowing capacity under the Credit Agreement. At December 31, 2015, we had long-term debt, including current portion, totaling $2.3 billion, which was 48% of our total capitalization.
During the six months ended June 30, 2016 and 2015, we generated $162.0 million and $184.7 million, respectively, of cash from operating activities. Changes in working capital decreased net cash flows by $52.0 million and $28.6 million for the six months ended June 30, 2016 and 2015, respectively.
During the six months ended June 30, 2016 and 2015, our cash used in investing activities was $78.1 million and $879.8 million, respectively. For the six months ended June 30, 2016, primary drivers of cash used in investing activities were $113.3 million of cash used for capital expenditures, including $3.4 million for new business investments, partially offset by $26.0 million of cash received from grants from outside parties for capital spending and $7.7 million of insurance proceeds for the replacement of assets. For the six months ended June 30, 2015, primary drivers of cash used in investing activities were $726.7 million of cash paid for acquisitions, including the acquisitions of Freightliner and Pinsly Arkansas, $160.2 million of cash used for capital expenditures, including new business investments of $37.0 million, and $18.7 million of net cash paid for the settlement of the foreign currency forward purchase contracts related to the acquisition of Freightliner, partially offset by $22.7 million in cash received from grants from outside parties for capital spending.
During the six months ended June 30, 2016, our cash used in financing activities was $96.0 million. During the six months ended June 30, 2015, our cash provided by financing activities was $667.6 million. For the six months ended June 30, 2016, the primary driver of cash used in financing activities was a net decrease in outstanding debt of $96.5 million. For the six months ended June 30, 2015, the primary driver of cash flows provided by financing activities was net proceeds of $665.1 million primarily related to borrowings from the refinancing of the Credit Agreement in conjunction with the acquisition of Freightliner.

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
2016 Budgeted Capital Expenditures
The following table sets forth our budgeted capital expenditures for the year ending December 31, 2016 (dollars in thousands):

2016 Budgeted
Capital
Expenditures
Track and equipment improvements, self-funded	$175,000
Track and equipment improvements, subject to third-party funding	80,000
New business investments	35,000
Gross capital expenditures	$290,000
Grants from outside parties	(65,000)
Net capital expenditures	$225,000
During the six months ended June 30, 2016, we incurred $106.6 million in aggregate capital expenditures related to current year projects of which we paid $92.3 million in cash and accrued $10.4 million in accounts payable as of June 30, 2016. Of the $12.4 million of grants from outside parties related to these current year projects, we received $3.7 million in cash and we expect to receive an additional $8.7 million, which was included in outstanding grant receivables from outside parties as of June 30, 2016.
The following table sets forth our capital expenditures by segment for the six months ended June 30, 2016 (dollars in thousands):

	Six Months Ended
	June 30, 2016
Capital Expenditures:	North American Operations	Australian Operations	U.K./European Operations	Total
Track and equipment, self-funded	$65,332	$4,794	$15,596	$85,722
Track and equipment, subject to third-party funding	16,822	—	—	16,822
New business investments	2,823	—	1,226	4,049
Gross capital expenditures	84,977	4,794	16,822	106,593
Grants from outside parties	(12,373)	—	—	(12,373)
Net capital expenditures	$72,604	$4,794	$16,822	$94,220
Cash of $113.3 million paid for purchases of property and equipment during the six months ended June 30, 2016 consisted of $92.3 million for 2016 capital projects and $21.0 million related to capital expenditures accrued in 2015. Grant proceeds from outside parties during the six months ended June 30, 2016 consisted of $3.7 million for grants related to 2016 capital expenditures and $22.3 million for grants related to our capital expenditures from prior years.
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
Our off-balance sheet arrangements as of December 31, 2015 consisted of operating lease obligations, as well as credit/payment guarantees. There were no material changes in our off-balance sheet arrangements during the six months ended June 30, 2016.
Impact of Foreign Currencies on Operating Revenues and Expenses
When comparing the effects of average foreign currency exchange rates on operating revenues and operating expenses during the three and six months ended June 30, 2016 with the three and six months ended June 30, 2015, foreign currency translation had a negative impact on our consolidated operating revenues and a positive impact on our consolidated operating expenses due to the weakening of the Australian and Canadian dollars and the British pound relative to the United States dollar for the three and six months ended June 30, 2016. Currency effects related to operating revenues and expenses are presented within the discussion of these respective items included within this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
During the six months ended June 30, 2016, there were no material changes to the Quantitative and Qualitative Disclosures About Market Risk previously disclosed in our 2015 Annual Report on Form 10-K (see Note 6, Derivative Financial Instruments, to our Consolidated Financial Statements).

ITEM 4.	CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures — We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, the disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Internal Control Over Financial Reporting — On March 25, 2015, we completed the acquisition of Freightliner. We extended our oversight and monitoring processes that support our internal control over financial reporting, as appropriate, to include Freightliner's financial position, results of operations and cash flow into our consolidated financial statements from the March 25, 2015 date of acquisition through June 30, 2016. We are continuing to integrate the acquired operations of Freightliner into our overall internal control over financial reporting and related processes. Except as disclosed in this paragraph, there were no other changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS.
For a discussion of our potential risks or uncertainties, please see Risk Factors in Part I, Item 1A of the Company's 2015 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
There were no unregistered sales of equity securities for the period covered by this Quarterly Report on Form 10-Q.
Issuer Purchases of Equity Securities

Period in 2016	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (2)
April 1 to April 30	—	$—	—	$300,000,000
May 1 to May 31	1,333	$60.04	—	$300,000,000
June 1 to June 30	426	$60.04	—	$300,000,000
Total	1,759	$60.04	—	$300,000,000
(1) The 1,759 shares acquired in the three months ended June 30, 2016 represent common stock acquired by us from our employees who surrendered shares in lieu of cash either to fund their exercise of stock options or to pay taxes on equity awards granted under our Third Amended and Restated 2004 Omnibus Plan.
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

GENESEE & WYOMING INC.

Date:	August 5, 2016	By:	/s/ TIMOTHY J. GALLAGHER
		Name:	Timothy J. Gallagher
		Title:	Chief Financial Officer (Principal Financial Officer)

Date:	August 5, 2016	By:	/s/ CHRISTOPHER F. LIUCCI
		Name:	Christopher F. Liucci
		Title:	Chief Accounting Officer (Principal Accounting Officer)

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

*101
The following financial information from Genesee & Wyoming Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income/(Loss) for the three and six months ended June 30, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 and (v) the Notes to Consolidated Financial Statements.

*Exhibit filed or furnished with this Report.