Form 10-Q
period 2016-09-30
GENESEE & WYOMING INC
filed 2016-11-09
CIK 1012620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-Q
________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Shares of common stock outstanding as of the close of business on November 1, 2016:

Class	Number of Shares Outstanding
Class A Common Stock	57,300,131
Class B Common Stock	786,138

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
Forward-Looking Statements
This report and other documents referred to in this report contain forward-looking statements regarding future events and the future performance of Genesee & Wyoming Inc. that are based on current expectations, estimates and projections about our industry, our business and our performance, management's beliefs and assumptions made by management. Words such as "anticipates," "intends," "plans," "believes," "could," "should," "seeks," "expects," "will," "estimates," "trends," "outlook," variations of these words and similar expressions are intended to identify these forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast, including the following: risks related to the operation of our railroads; severe weather conditions and other natural occurrences that could result in shutdowns, derailments, railroad network congestion or other substantial disruption of operations; customer demand and changes in our operations or loss of important customers; exposure to the credit risk of customers and counterparties; changes in commodity prices; consummation and integration of acquisitions; economic, political and industry conditions, including employee strikes or work stoppages; retention and contract continuation; legislative and regulatory developments, including changes in environmental and other laws and regulations to which we or our customers are subject; increased competition in relevant markets; funding needs and financing sources, including our ability to obtain government funding for capital projects; international complexities of operations, currency fluctuations, finance, tax and decentralized management; challenges of managing rapid growth, including retention and development of senior leadership; unpredictability of fuel costs; susceptibility to various legal claims and lawsuits; increase in, or volatility associated with, expenses related to estimated claims, self-insured retention amounts and insurance coverage limits; consummation of new business opportunities; decrease in revenues and/or increase in costs and expenses; susceptibility to the risks of doing business in foreign countries; uncertainties arising from a referendum in which voters in the United Kingdom (U.K.) approved an exit from the European Union (E.U.), commonly referred to as Brexit; our ability to integrate acquired businesses successfully or to realize the expected synergies associated with acquisitions; risks associated with our substantial indebtedness and others including, but not limited to, those set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q, if any, and those noted in our 2015 Annual Report on Form 10-K under "Risk Factors." Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Forward-looking statements speak only as of the date of this report or as of the date they were made. We do not undertake, and expressly disclaim, any duty to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2016 and DECEMBER 31, 2015 (Unaudited)
(dollars in thousands, except per share and share amounts)

	September 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,366	$35,941
Accounts receivable, net	366,121	382,458
Materials and supplies	47,626	45,790
Prepaid expenses and other	47,018	43,197
Total current assets	487,131	507,386
PROPERTY AND EQUIPMENT, net	4,209,583	4,215,063
GOODWILL	824,957	826,575
INTANGIBLE ASSETS, net	1,053,664	1,128,952
DEFERRED INCOME TAX ASSETS, net	2,623	2,270
OTHER ASSETS, net	37,928	22,836
Total assets	$6,615,886	$6,703,082
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$85,841	$75,966
Accounts payable	246,171	282,275
Accrued expenses	163,893	169,586
Total current liabilities	495,905	527,827
LONG-TERM DEBT, less current portion	1,977,649	2,205,785
DEFERRED INCOME TAX LIABILITIES, net	994,670	983,136
DEFERRED ITEMS - grants from outside parties	302,223	292,198
OTHER LONG-TERM LIABILITIES	185,749	174,675
COMMITMENTS AND CONTINGENCIES
EQUITY:
Class A Common Stock, $0.01 par value, one vote per share; 180,000,000 shares authorized at September 30, 2016 and December 31, 2015; 70,071,227 and 69,674,185 shares issued and 57,290,856 and 56,945,384 shares outstanding (net of 12,780,371 and 12,728,801 shares in treasury) on September 30, 2016 and December 31, 2015, respectively	701	697
Class B Common Stock, $0.01 par value, ten votes per share; 30,000,000 shares authorized at September 30, 2016 and December 31, 2015; 793,138 shares issued and outstanding on September 30, 2016 and December 31, 2015	8	8
Additional paid-in capital	1,376,805	1,355,345
Retained earnings	1,676,879	1,544,676
Accumulated other comprehensive loss	(163,831)	(153,457)
Treasury stock, at cost	(230,872)	(227,808)
Total equity	2,659,690	2,519,461
Total liabilities and equity	$6,615,886	$6,703,082
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 and 2015 (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
OPERATING REVENUES	$501,002	$546,299	$1,484,993	$1,485,548
OPERATING EXPENSES:
Labor and benefits	156,235	158,675	475,297	456,089
Equipment rents	36,778	44,630	113,634	110,145
Purchased services	50,991	55,291	149,125	135,849
Depreciation and amortization	50,841	48,303	151,095	138,568
Diesel fuel used in train operations	30,134	34,264	83,851	101,856
Electricity used in train operations	3,226	5,164	9,895	10,530
Casualties and insurance	9,252	11,466	28,814	30,027
Materials	19,678	25,140	62,662	70,764
Trackage rights	22,781	21,765	64,509	57,270
Net (gain)/loss on sale and impairment of assets	(524)	(1,174)	11,993	(1,981)
Restructuring costs	223	—	6,320	—
Other expenses	29,536	25,216	91,757	86,801
Total operating expenses	409,151	428,740	1,248,952	1,195,918
OPERATING INCOME	91,851	117,559	236,041	289,630
Interest income	416	225	827	375
Interest expense	(17,333)	(17,464)	(53,049)	(48,744)
Loss on settlement of foreign currency forward purchase contracts	—	—	—	(18,686)
Other income/(loss), net	1,494	(103)	2,947	545
Income before income taxes	76,428	100,217	186,766	223,120
Provision for income taxes	(19,643)	(36,855)	(54,563)	(83,017)
Net income	$56,785	$63,362	$132,203	$140,103
Basic earnings per common share	$0.99	$1.12	$2.31	$2.47
Weighted average shares - Basic	57,266	56,819	57,160	56,673
Diluted earnings per common share	$0.98	$1.10	$2.28	$2.42
Weighted average shares - Diluted	58,180	57,846	58,083	57,833
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 and 2015 (Unaudited)
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
NET INCOME	$56,785	$63,362	$132,203	$140,103
OTHER COMPREHENSIVE INCOME/(LOSS):
Foreign currency translation adjustment	5,108	(64,147)	3,618	(69,990)
Net unrealized loss on qualifying cash flow hedges, net of tax benefit of $1,417, $2,835, $12,242 and $5,238, respectively	(2,127)	(4,253)	(18,364)	(7,857)
Changes in pension and other postretirement benefits, net of tax (provision)/benefit of ($392), $910, ($1,376) and $850, respectively	1,449	(1,618)	4,372	(1,512)
Other comprehensive income/(loss)	4,430	(70,018)	(10,374)	(79,359)
COMPREHENSIVE INCOME/(LOSS)	$61,215	$(6,656)	$121,829	$60,744
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 and 2015 (Unaudited)
(dollars in thousands)

	Nine Months Ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$132,203	$140,103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	151,095	138,568
Stock-based compensation	13,835	10,341
Excess tax benefit from share-based compensation	(25)	(1,393)
Deferred income taxes	25,088	46,795
Net loss/(gain) on sale and impairment of assets	11,993	(1,981)
Insurance proceeds received	—	103
Loss on settlement of foreign currency forward purchase contracts	—	18,686
Changes in assets and liabilities which provided/(used) cash, net of effect of acquisitions:
Accounts receivable, net	(10,731)	52,847
Materials and supplies	(2,642)	(2,325)
Prepaid expenses and other	(1,930)	14,929
Accounts payable and accrued expenses	(29,484)	(71,446)
Other assets and liabilities, net	14,156	(970)
Net cash provided by operating activities	303,558	344,257
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(159,523)	(276,150)
Grant proceeds from outside parties	29,952	31,456
Cash paid for acquisitions, net of cash acquired	—	(735,556)
Net payment from settlement of foreign currency forward purchase contracts related to an acquisition	—	(18,686)
Insurance proceeds for the replacement of assets	10,319	9,658
Proceeds from disposition of property and equipment	2,003	3,223
Net cash used in investing activities	(117,249)	(986,055)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on revolving line-of-credit, long-term debt and capital lease obligations	(501,087)	(502,839)
Proceeds from revolving line-of-credit and long-term borrowings	300,495	1,139,511
Debt amendment/issuance costs	—	(9,622)
Proceeds from employee stock purchases	5,969	5,478
Treasury stock purchases	(3,065)	(3,245)
Excess tax benefit from share-based compensation	25	1,393
Net cash (used in)/provided by financing activities	(197,663)	630,676
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,779	(9,632)
DECREASE IN CASH AND CASH EQUIVALENTS	(9,575)	(20,754)
CASH AND CASH EQUIVALENTS, beginning of period	35,941	59,727
CASH AND CASH EQUIVALENTS, end of period	$26,366	$38,973
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:
The interim consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and are unaudited. They do not contain all disclosures which would be required in a full set of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, the unaudited financial statements for the three and nine months ended September 30, 2016 and 2015 are presented on a basis consistent with the audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods presented. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The consolidated balance sheet data for 2015 was derived from the audited financial statements in the Company's 2015 Annual Report on Form 10-K, but does not include all disclosures required by U.S. GAAP.
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
When comparing the Company's results of operations from one reporting period to another, it is important to consider that the Company has historically experienced fluctuations in revenues and expenses due to acquisitions, changing economic conditions, fluctuations in commodity prices, competitive forces, changes in foreign currency exchange rates, rail network congestion, one-time freight moves, fuel price fluctuations, customer plant expansions and shutdowns, sales of property and equipment, derailments and weather-related conditions, such as hurricanes, cyclones, tornadoes, high winds, droughts, heavy snowfall, unseasonably hot or cold weather, freezing and flooding, among other factors. In periods when these events occur, the Company's results of operations are not easily comparable from one period to another. Finally, certain of the Company's railroads have commodity shipments that are sensitive to general economic conditions, global commodity prices and foreign exchange rates, such as steel products, iron ore, paper products, lumber and forest products and agricultural products, as well as product specific market conditions, such as the availability of lower priced alternative sources of power generation (coal) and energy commodity price differentials (crude oil and natural gas liquids). Other shipments are relatively less affected by economic conditions and are more closely affected by other factors, such as winter weather (salt) and seasonal rainfall (agricultural products). As a result of these and other factors, the Company's results of operations in any reporting period may not be directly comparable to the Company's results of operations in other reporting periods.
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
GWA continues to receive payments and provide service under the remaining rail haulage agreement to serve several iron ore mines in the Middleback Range and the Whyalla Steelworks operations, which we expect will represent A$35 million (or approximately $27 million at the exchange rate on September 30, 2016) of annual revenue prospectively. Pending the outcome of the voluntary administration process, GWA could lose some or all of the revenue associated with the remaining rail haulage agreement. In the event of an adverse determination regarding the viability of the Middleback Range or the Whyalla Steelworks operations, or a termination of the remaining rail haulage agreement, all or a portion of GWA's assets deployed to provide service under this agreement, which consist largely of narrow gauge locomotives and wagons, could be redeployed elsewhere in Australia.
U.K./Europe
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
Headquartered in London, England, Freightliner is an international freight rail operator with operations in the United Kingdom (U.K.), Poland, Germany, the Netherlands and Australia. Freightliner's principal business is located in the U.K. where it is the largest maritime intermodal operator and the second largest freight rail operator, providing service throughout England, Scotland and Wales. In Continental Europe, Freightliner Poland primarily serves aggregates and coal customers in Poland. In addition, Freightliner's ERS subsidiary, based in Rotterdam, provides cross-border intermodal services connecting the northern European ports of Rotterdam, Bremerhaven and Hamburg to key cities in Germany, Poland, Italy and beyond. In Australia, Freightliner currently transports coal and containerized agricultural products for its customers in New South Wales. As of the acquisition date, Freightliner employed approximately 2,500 people worldwide and had a fleet of primarily leased equipment, which included approximately 250 diesel locomotives, 45 electric locomotives and 5,500 railcars.
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

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The results of operations from Freightliner have been included in the Company's consolidated statements of operations since the March 25, 2015 acquisition date. U.K. and Continental Europe operations are included in the Company's U.K./European Operations segment and the results of Freightliner's Australia operations are included in the Company's Australian Operations segment (see Note 13, Segment Information). Freightliner contributed $363.5 million of total revenues and $21.4 million of operating income to the Company's consolidated results during the nine months ended September 30, 2015. The Company incurred $0.7 million and $14.0 million of acquisition and integration costs associated with Freightliner during the three and nine months ended September 30, 2015, respectively, which were included within other expenses in the Company's consolidated statements of operations. In addition, the Company recorded a loss of $18.7 million on the settlement of foreign currency forward purchase contracts during the nine months ended September 30, 2015, which were entered into in contemplation of the Freightliner acquisition (see Note 6, Derivative Financial Instruments).
Pro Forma Financial Results (Unaudited)
The following table summarizes the Company's unaudited pro forma operating results for the nine months ended September 30, 2015 as if the acquisition of Freightliner had been consummated as of January 1, 2014. The following pro forma financial information does not include the impact of any costs to integrate the operations or the impact of derivative instruments that the Company has entered into or may enter into to mitigate interest rate risk (dollars in thousands, except per share amounts):

Nine Months Ended
September 30, 2015
Operating revenues	$1,642,167
Net income	$163,988
Basic earnings per common share	$2.89
Diluted earnings per common share	$2.84
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
North America
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
3. EARNINGS PER COMMON SHARE:
The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator:
Net income	$56,785	$63,362	$132,203	$140,103
Denominators:
Weighted average Class A common shares outstanding – Basic	57,266	56,819	57,160	56,673
Weighted average Class B common shares outstanding	793	828	793	915
Dilutive effect of employee stock-based awards	121	199	130	245
Weighted average shares – Diluted	58,180	57,846	58,083	57,833

Basic earnings per common share	$0.99	$1.12	$2.31	$2.47
Diluted earnings per common share	$0.98	$1.10	$2.28	$2.42
The following total number of Class A Common Stock shares issuable under the assumed exercise of stock-based awards computed based on the treasury stock method were excluded from the calculation of diluted earnings per common share, as the effect of including these shares would have been antidilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Antidilutive shares	1,174	772	1,292	652
4. ACCOUNTS RECEIVABLE:
Accounts receivable consisted of the following as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016	December 31, 2015
Accounts receivable –trade	$355,289	$339,100
Accounts receivable – grants from outside parties	10,750	22,997
Accounts receivable – insurance and other third-party claims	17,981	26,574
Total accounts receivable	384,020	388,671
Less: Allowance for doubtful accounts	(17,899)	(6,213)
Accounts receivable, net	$366,121	$382,458
As of September 30, 2016, A$10.9 million (or $8.3 million at the exchange rate on September 30, 2016) was included in the allowance for doubtful accounts associated with an Australian iron ore customer that entered into voluntary administration in April 2016 (see Note 2, Changes in Operations for additional information).

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Grants from Outside Parties
The Company periodically receives grants for the upgrade and construction of rail lines and the upgrade of locomotives from federal, provincial, state and local agencies in the United States and provinces in Canada in which the Company operates. These grants typically reimburse the Company for 50% to 100% of the actual cost of specific projects. In total, the Company received grant proceeds of $30.0 million and $31.5 million for the nine months ended September 30, 2016 and 2015, respectively, from such grant programs. The proceeds were presented as cash inflows from investing activities within each of the applicable periods.
None of the Company's grants represent a future liability of the Company unless the Company abandons the rehabilitated or new track structure within a specified period of time or fails to maintain the upgraded or new track to certain standards, fails to make certain minimum capital improvements or ceases use of the locomotives within the specified geographic area and time period, or fails to comply with other grant provisions in each case, as set forth in the applicable grant agreement. As the Company intends to comply with the requirements of these agreements, the Company has recorded additions to track property and locomotives and has deferred the amount of the grants. The amortization of deferred grants is a non-cash offset to depreciation expense over the useful lives of the related assets.
The following table sets forth the offset to depreciation expense from the amortization of deferred grants recorded by the Company during the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Amortization of deferred grants	$4,652	$2,501	$10,513	$8,025
Insurance and Third-Party Claims
Accounts receivable from insurance and other third-party claims at September 30, 2016 included $6.9 million from the Company's North American Operations, $5.1 million from the Company's Australian Operations and $6.0 million from the Company's U.K./European Operations. The balance from the Company's North American Operations resulted predominately from the Company's anticipated insurance recoveries associated with a trestle fire in 2015 and a derailment in 2014 due to a washout. The balance from the Company's Australian Operations resulted primarily from the Company's anticipated insurance recoveries associated with derailments in Australia in 2012 and 2015. The balance from the Company's U.K./European Operations resulted primarily from the Company's anticipated insurance recoveries associated with a rail-related collision in Germany in 2014 that occurred prior to the Company's acquisition of Freightliner. The Company received proceeds from insurance totaling $10.3 million and $9.8 million for the nine months ended September 30, 2016 and 2015, respectively.
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

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During the nine months ended September 30, 2016, the Company made prepayments on its United States term loan of $194.0 million, Australian term loan of A$30.4 million (or $22.8 million at the exchange rates on the dates the payments were made) and United Kingdom term loan of £0.7 million (or $0.9 million at the exchange rates on the dates the payments were made). The Company also made scheduled quarterly principal payments of $14.2 million on the United States term loan, A$4.1 million (or $3.1 million at the exchange rates on the dates the payments were made) on the Australian term loan and £1.3 million (or $1.6 million at the exchange rates on the dates the payments were made) on the United Kingdom term loan.
The United States dollar-denominated, Australian dollar-denominated and the British pound-denominated term loans began to amortize in quarterly installments during the three months ended September 30, 2016, with the remaining principal balance payable upon maturity, as set forth below (dollars in thousands):

	Quarterly Payment Date	Principal Amount of Each Quarterly Installment
United States dollar:	December 31, 2016 through June 30, 2018		$12,711
	September 30, 2018 through December 31, 2019		$25,421
	Maturity date - March 31, 2020		$1,336,500

Australian dollar:	December 31, 2016 through June 30, 2018	A$	4,058
	September 30, 2018 through December 31, 2019	A$	8,116
	Maturity date - March 31, 2020	A$	178,028

British pound:	December 31, 2016 through June 30, 2018		£1,271
	September 30, 2018 through December 31, 2019		£2,542
	Maturity date - March 31, 2020		£75,532
As of September 30, 2016, the Company had the following outstanding term loans (amounts in thousands, except percentages):

	Local Currency		United States Dollar Equivalent	Interest Rate
United States dollar		$1,578,000	$1,578,000	2.52%
Australian dollar	A$	255,127	$195,478	3.67%
British pound		£99,681	$129,296	2.27%
The Company's availability to draw from the unused borrowing capacity is subject to covenant limitations. As of September 30, 2016, the Company had the following unused borrowing capacity under its revolving credit facility (amounts in thousands):

September 30, 2016
Total available borrowing capacity	$625,000
Less: Outstanding revolving loans	84,570
Less: Outstanding letter of credit guarantees	7,146
Total unused borrowing capacity	$533,284

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2016, the Company had the following outstanding revolving loans (amounts in thousands, except percentages):

	Local Currency		United States Dollar Equivalent	Interest Rate
British pound (swingline loan)		£2,000	$2,594	2.48%
British pound		£37,000	$47,993	2.27%
Canadian dollar	C$	13,500	$10,292	2.87%
Euro		€21,100	$23,691	2.00%
As of September 30, 2016, the Company was in compliance with the covenants under the Credit Agreement.
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

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships, which clarifies that a change in counterparty to a derivative contract in and of itself, does not require the dedesignation of a hedging relationship. ASU 2016-05 is effective for fiscal years beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted and entities have the option of adopting this guidance on a prospective basis to new derivative contracts or on a modified retrospective basis. The Company elected to early adopt ASU 2016-05 on July 1, 2016, on a prospective basis and there was no impact to the Company’s consolidated financial statements.
The following table summarizes the terms of the Company's outstanding interest rate swap agreements entered into to manage the Company's exposure to changes in interest rates on its variable rate debt (dollars in thousands):

		Notional Amount
Effective Date	Expiration Date	Date	Amount	Pay Fixed Rate	Receive Variable Rate
9/30/2016	9/30/2026	9/30/2026	$100,000	2.76%	1-month LIBOR
9/30/2016	9/30/2026	9/30/2026	$100,000	2.74%	1-month LIBOR
9/30/2016	9/30/2026	9/30/2026	$100,000	2.73%	1-month LIBOR
On November 9, 2012, the Company entered into multiple 10-year forward starting interest rate swap agreements to manage the exposure to changes in interest rates on the Company's variable rate debt. On September 30, 2016, the Company amended its forward starting swaps which included moving the mandatory settlement date from September 30, 2016 to September 30, 2020, changing from 3-month LIBOR to 1-month LIBOR and adjusting the fixed rate. The amended forward starting swaps continue to qualify for hedge accounting. In addition, it remains probable that the Company will either issue $300.0 million of fixed-rate debt or have $300.0 million of variable-rate debt under the Company's commercial banking lines throughout the term of the outstanding swap agreements. The Company expects to amortize any gains or losses on the settlements over the life of the respective swap.
The following table summarizes the Company's interest rate swap agreements that expired during 2016 (dollars in thousands):

		Notional Amount
Effective Date	Expiration Date	Date	Amount	Pay Fixed Rate	Receive Variable Rate
9/30/2015	9/30/2016	9/30/2015	$350,000	0.93%	1-month LIBOR
The fair values of the Company's interest rate swap agreements were estimated based on Level 2 inputs. The Company's effectiveness testing during the three and nine months ended September 30, 2016 and 2015 resulted in no amount of gain or loss reclassified from accumulated other comprehensive loss into earnings due to ineffectiveness. During the three and nine months ended September 30, 2016, $0.4 million and $1.1 million, respectively, of existing net losses were realized and recorded as interest expense in the consolidated statements of operations. During the three and nine months ended September 30, 2015, $0.9 million and $2.5 million, respectively, of existing net losses were realized and recorded as interest expense in the consolidated statements of operations. Based on the Company's fair value assumptions as of September 30, 2016, it expects to realize $4.1 million of existing net losses that are reported in accumulated other comprehensive loss into earnings within the next 12 months. See Note 11, Accumulated Other Comprehensive Loss, for additional information regarding the Company's cash flow hedges.
Foreign Currency Exchange Rate Risk
As of September 30, 2016, the Company's foreign subsidiaries had $487.3 million of third-party debt, including capital leases, denominated in the local currencies in which the Company's foreign subsidiaries operate, including the Australian dollar, the British pound, the Canadian dollar and the Euro. The debt service obligations associated with this foreign currency debt are generally funded directly from those foreign operations. As a result, foreign currency risk related to this portion of the Company's debt service payments is limited. However, in the event the foreign currency debt service is not paid by the Company's foreign subsidiaries and is paid by its United States subsidiaries, the Company may face exchange rate risk if the Australian dollar, the British pound, the Canadian dollar or the Euro were to appreciate relative to the United States dollar and require higher United States dollar equivalent cash.

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
On March 25, 2015, the Company closed on the Freightliner transaction and paid cash consideration for the acquisition of £492.1 million (or $733.0 million at the exchange rate on March 25, 2015). The Company financed the acquisition through a combination of available cash and borrowings under the Company's Credit Agreement. A portion of the funds were transferred from the United States to the U.K. through an intercompany loan with a notional amount of £120.0 million (or $181.0 million at the exchange rate on the effective date of the loan) and accrued interest as of September 30, 2016 of £11.5 million (or $14.9 million at the exchange rate on September 30, 2016), each of which are expected to remain until maturity of the loan. To mitigate the foreign currency exchange rate risk related to this non-functional currency intercompany loan and the related interest, the Company entered into British pound forward contracts, which are accounted for as cash flow hedges.
The fair values of the Company's British pound forward contracts were estimated based on Level 2 inputs. The Company's effectiveness testing during the three and nine months ended September 30, 2016 and 2015 resulted in no amount of gain or loss reclassified from accumulated other comprehensive loss into earnings due to ineffectiveness. During the three and nine months ended September 30, 2016, $3.9 million ($2.3 million, net of tax) and $22.8 million ($13.7 million, net of tax), respectively, of net gains were recorded as other income in the consolidated statements of operations fully offsetting the corresponding foreign currency losses on the intercompany loan and accrued interest. During the three and nine months ended September 30, 2016, $0.3 million and $0.5 million, respectively, of net gains were recorded as interest income in the consolidated statements of operations. Based on the Company's fair value assumptions as of September 30, 2016, it expects to realize $0.6 million of existing net gains that are reported in accumulated other comprehensive loss into earnings within the next 12 months. See Note 11, Accumulated Other Comprehensive Loss, for additional information regarding the Company's cash flow hedges.
The following table summarizes the Company's outstanding British pound forward contracts (British pounds in thousands):

Effective Date	Settlement Date	Notional Amount	Exchange Rate
3/25/2015	3/31/2020	£60,000	1.51
3/25/2015	3/31/2020	£60,000	1.50
6/30/2015	3/31/2020	£2,035	1.57
9/30/2015	3/31/2020	£1,846	1.51
12/31/2015	3/31/2020	£1,873	1.48
3/31/2016	3/31/2020	£1,881	1.45
6/30/2016	3/31/2020	£1,909	1.35
9/30/2016	3/31/2020	£1,959	1.33

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the fair value of the Company's derivative instruments recorded in the consolidated balance sheets as of September 30, 2016 and December 31, 2015 (dollars in thousands):

		Fair Value
	Balance Sheet Location	September 30, 2016	December 31, 2015
Asset Derivatives:
Derivatives designated as hedges:
British pound forward contracts	Other assets, net	$20,260	$1,530
Total derivatives designated as hedges		$20,260	$1,530

Liability Derivatives:
Derivatives designated as hedges:
Interest rate swap agreements	Accrued expenses	$4,142	$846
Interest rate swap agreements	Other long-term liabilities	34,647	11,655
British pound forward contracts	Other long-term liabilities	17	—
Total liability derivatives designated as hedges		$38,806	$12,501
The following table shows the effect of the Company's derivative instruments designated as cash flow hedges for the three and nine months ended September 30, 2016 and 2015 in other comprehensive income/(loss) (OCI) (dollars in thousands):

	Total Cash Flow Hedge OCI Activity, Net of Tax
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Derivatives Designated as Cash Flow Hedges:
Effective portion of net changes in fair value recognized in OCI, net of tax:
Interest rate swap agreements	$(1,414)	$(8,734)	$(15,780)	$(7,052)
British pound forward contracts	(713)	4,481	(2,584)	(805)
	$(2,127)	$(4,253)	$(18,364)	$(7,857)
The following table shows the effect of the Company's derivative instruments not designated as hedges for the three and nine months ended September 30, 2016 and 2015 in the consolidated statements of operations (dollars in thousands):

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
The following table presents the Company's financial instruments carried at fair value using Level 2 inputs as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016	December 31, 2015
Financial instruments carried at fair value using Level 2 inputs:
Financial assets carried at fair value:
British pound forward contracts	$20,260	$1,530
Total financial assets carried at fair value	$20,260	$1,530
Financial liabilities carried at fair value:
Interest rate swap agreements	$38,789	$12,501
British pound forward contracts	17	—
Total financial liabilities carried at fair value	$38,806	$12,501
The following table presents the Company's financial instrument carried at fair value using Level 3 inputs as of September 30, 2016 and December 31, 2015 (amounts in thousands):

	September 30, 2016		December 31, 2015
	GBP	USD	GBP	USD
Financial instrument carried at fair value using Level 3 inputs:
Financial liabilities carried at fair value:
Accrued deferred consideration	£25,671	$33,298	£24,200	$35,680

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
The contingent liability is adjusted each period to represent the fair value of the deferred consideration as of the balance sheet date. To do so, the Company recalculates the estimated fair value of the deferred consideration in each reporting period until it is paid in full by using a contractual formula designed to estimate the economic value of the Management Shareholders' retained interest in a manner consistent with that used to derive the Freightliner acquisition price per share on the acquisition date. This calculation effectively represents the present value of the expected payment to be made upon settlement of the deferred consideration. Accordingly, such recalculations will reflect both the impact of the time value of money and the impact of changes in the expected future performance of the acquired business, as applicable. During the three and nine months ended September 30, 2016, the Company recognized $0.9 million and $2.0 million, respectively, through other expenses within the Company's consolidated statements of operations as a result of the change in the estimated fair value of the deferred consideration, which primarily represented the time value of money. The Company expects to recognize future changes in the contingent liability for the estimated fair value of the deferred consideration through other expenses within the Company's consolidated statement of operations. These future changes in the estimated fair value of the deferred consideration are not expected to be deductible for tax purposes.
The following table presents the carrying value and fair value using Level 2 inputs of the Company's financial instruments carried at historical cost as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities carried at historical cost:
United States term loan	$1,564,818	$1,564,671	$1,755,736	$1,750,040
Australian term loan	194,005	194,620	209,242	210,128
U.K. term loan	128,989	128,958	149,500	150,030
Revolving credit facility	80,435	84,550	39,737	44,833
Other debt	3,026	3,004	3,123	3,090
Total	$1,971,273	$1,975,803	$2,157,338	$2,158,121
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
The following tables summarize the components of the Pension Program related to the net benefit costs recognized in labor and benefits in the Company's consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015 (amounts in thousands):

	Three Months Ended September 30,
	2016		2015
	GBP	USD	GBP	USD
Service cost	£2,394	$3,143	£2,767	$4,286
Interest cost	2,227	2,923	2,223	3,444
Expected return on plan assets	(2,846)	(3,737)	(2,738)	(4,241)
Net periodic benefit cost	£1,775	$2,329	£2,252	$3,489

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Nine Months Ended September 30,
	2016		2015
	GBP	USD	GBP	USD
Service cost	£7,182	$10,006	£5,232	$8,061
Interest cost	6,681	9,308	3,977	6,132
Expected return on plan assets	(8,538)	(11,896)	(5,478)	(8,438)
Net periodic benefit cost	£5,325	$7,418	£3,731	$5,755
During the nine months ended September 30, 2016, the Company contributed £5.0 million (or $6.5 million at the September 30, 2016 exchange rate) to fund the Pension Program. The Company expects to contribute £1.7 million (or $2.2 million at the September 30, 2016 exchange rate) to the Pension Program for the remainder of 2016. The Pension Program's assets may undergo significant changes over time as a result of market conditions. In the event that the Pension Program's projected assets and liabilities reveal additional funding requirements, the shared cost arrangement generally means that the Company will be required to pay 60% of any additional contributions, with active members contributing the remaining 40%, in each case over an agreed recovery period. If the Pension Program was to be terminated and wound up, any deficit would fall entirely on the Company and could not be shared with active members. Currently, the Company has no intention of terminating the Pension Program.
9. INCOME TAXES:
The Company's effective income tax rate for the three months ended September 30, 2016 was 25.7%, compared with 36.8% for the three months ended September 30, 2015. The Company's effective income tax rate for the nine months ended September 30, 2016 was 29.2% compared with 37.2% for the nine months ended September 30, 2015. The Company's provision for income taxes for the three and nine months ended September 30, 2016 included an income tax benefit of $7.8 million and $21.4 million, respectively, associated with the United States Short Line Tax Credit. In December 2015, the United States Short Line Tax Credit (which had previously expired on December 31, 2014), was extended for fiscal years 2015 and 2016. As the extension was passed in December 2015 for the full 2015 fiscal year, the United States Short Line Tax Credit associated with results for the three and nine months ended September 30, 2015 was recorded in the fourth quarter of 2015.
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
The Company's provision for income taxes for the three and nine months ended September 30, 2016 also included a $4.3 million income tax benefit as a result of the Company remeasuring its deferred income tax assets and liabilities in the U.K. based on the newly enacted change to the corporate income tax rate by the U.K. government that will apply when the temporary differences are expected to be realized or settled. The Company's provision for income taxes for the nine months ended September 30, 2016 also included a valuation allowance of A$2.6 million (or $2.0 million at the average exchange rate in March of 2016) associated with the impairment of GWA's now idle rolling-stock maintenance facility (see Note 2, Changes in Operations) that was formerly used in connection with the Southern Iron rail haulage agreement.
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
11. ACCUMULATED OTHER COMPREHENSIVE LOSS:
The following tables set forth the components of accumulated other comprehensive loss included in the consolidated balance sheets and consolidated statements of comprehensive income/(loss) (dollars in thousands):

	Foreign Currency Translation Adjustment	Defined Benefit Plans		Net Unrealized Gain/(Loss) on Cash Flow Hedges		Accumulated Other Comprehensive Loss
Balance, December 31, 2015	$(156,146)	$11,005		$(8,316)		$(153,457)
Other comprehensive income/(loss) before reclassifications	3,618	4,305		(4,349)		3,574
Amounts reclassified from accumulated other comprehensive loss, net of tax (provision)/benefit of ($37) and $9,343, respectively	—	67	(a)	(14,015)	(b)	(13,948)
Current period change	3,618	4,372		(18,364)		(10,374)
Balance, September 30, 2016	$(152,528)	$15,377		$(26,680)		$(163,831)

	Foreign Currency Translation Adjustment	Defined Benefit Plans		Net Unrealized Gain/(Loss) on Cash Flow Hedges		Accumulated Other Comprehensive Loss
Balance, December 31, 2014	$(70,746)	$1,405		$(2,911)		$(72,252)
Other comprehensive loss before reclassifications	(69,990)	(1,488)		(6,386)		(77,864)
Amounts reclassified from accumulated other comprehensive loss, net of tax benefit of $13 and $980, respectively	—	(24)	(a)	(1,471)	(b)	(1,495)
Current period change	(69,990)	(1,512)		(7,857)		(79,359)
Balance, September 30, 2015	$(140,736)	$(107)		$(10,768)		$(151,611)
(a) Existing net gains realized were recorded in labor and benefits on the consolidated statements of operations.
(b) Existing net losses realized were recorded in interest expense on the consolidated statements of operations (see Note 6, Derivative Financial Instruments).
12. SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
As of September 30, 2016 and 2015, the Company had outstanding receivables from outside parties for the funding of capital expenditures of $10.8 million and $25.0 million, respectively. At September 30, 2016 and 2015, the Company also had $14.9 million and $24.6 million, respectively, of purchases of property and equipment that were not paid and, accordingly, were accrued in accounts payable in the normal course of business.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

13. SEGMENT INFORMATION:
The Company presents the financial results of its 10 operating regions as three reportable segments: North American Operations, Australian Operations and U.K./European Operations. Each of the Company's segments generates the following three categories of revenues from external customers: freight revenues, freight-related revenues and all other revenues. The Company's eight North American regions are aggregated into one segment as a result of having similar economic and operating characteristics. During the second quarter of 2016, the Company's Ohio Valley Region railroads were consolidated into the Company's Northeast and Midwest regions. This consolidation reduced the Company's number of operating regions from 11 to 10.
During 2016, the Company incurred restructuring costs of $6.3 million for the nine months ended September 30, 2016, including $4.7 million in our U.K./European Operations, $0.8 million in our Australian Operations and $0.8 million in our North American Operations.
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
The following table reflects the average exchange rates used to translate the foreign entities respective local currency results of operations into United States dollars for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
United States dollar per Australian dollar	$0.76	$0.73	$0.74	$0.76
United States dollar per British pound	$1.31	$1.55	$1.39	$1.53
United States dollar per Canadian dollar	$0.77	$0.76	$0.76	$0.79
United States dollar per Euro	$1.12	$1.11	$1.12	$1.12
The following tables set forth selected financial data for the Company's reportable segments for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended September 30, 2016
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$232,247	$29,219	$88,341	$349,807
Freight-related revenues	62,124	23,523	43,873	129,520
All other revenues	15,823	1,408	4,444	21,675
Total operating revenues	$310,194	$54,150	$136,658	$501,002
Operating income	$87,153	$4,372	$326	$91,851
Depreciation and amortization	$37,085	$7,129	$6,627	$50,841
Interest expense, net	$9,600	$2,170	$5,147	$16,917
Provision for/(benefit from) income taxes	$22,392	$798	$(3,547)	$19,643
Expenditures for additions to property & equipment, net of grants from outside parties	$30,343	$2,440	$9,457	$42,240

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended September 30, 2015
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$241,410	$32,780	$104,746	$378,936
Freight-related revenues	56,823	26,206	62,479	145,508
All other revenues	16,330	2,027	3,498	21,855
Total operating revenues	$314,563	$61,013	$170,723	$546,299
Operating income	$90,564	$14,966	$12,029	$117,559
Depreciation and amortization	$35,158	$7,151	$5,994	$48,303
Interest expense, net	$9,788	$2,055	$5,396	$17,239
Provision for income taxes	$32,333	$3,896	$626	$36,855
Expenditures for additions to property & equipment, net of grants from outside parties	$86,620	$6,354	$14,195	$107,169

	Nine Months Ended September 30, 2016
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$681,154	$80,390	$255,459	$1,017,003
Freight-related revenues	184,627	76,142	135,897	396,666
All other revenues	48,766	4,699	17,859	71,324
Total operating revenues	$914,547	$161,231	$409,215	$1,484,993
Operating income/(loss)	$236,154	$2,002	$(2,115)	$236,041
Depreciation and amortization	$110,398	$21,018	$19,679	$151,095
Interest expense, net	$29,730	$6,963	$15,529	$52,222
Provision for/(benefit from) income taxes	$59,354	$521	$(5,312)	$54,563
Expenditures for additions to property & equipment, net of grants from outside parties	$95,282	$8,094	$26,195	$129,571

	Nine Months Ended September 30, 2015
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$722,593	$118,602	$210,565	$1,051,760
Freight-related revenues	170,473	62,243	128,808	361,524
All other revenues	50,101	6,918	15,245	72,264
Total operating revenues	$943,167	$187,763	$354,618	$1,485,548
Operating income	$224,266	$44,333	$21,031	$289,630
Depreciation and amortization	$105,399	$20,771	$12,398	$138,568
Interest expense, net	$30,149	$6,659	$11,561	$48,369
Loss on settlement of foreign currency forward purchase contracts	$16,374	$2,312	$—	$18,686
Provision for income taxes	$71,559	$10,653	$805	$83,017
Expenditures for additions to property & equipment, net of grants from outside parties	$205,330	$20,128	$19,236	$244,694

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables set forth the property and equipment recorded in the consolidated balance sheets for the Company's reportable segments as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Property and equipment, net	$3,457,892	$461,023	$290,668	$4,209,583

	December 31, 2015
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Property and equipment, net	$3,433,669	$465,123	$316,271	$4,215,063
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments, which provides guidance on eight targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows. The amendments will be effective for the Company January 1, 2017. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
15. SUBSEQUENT EVENTS:
Acquisition of Providence and Worcester Railroad Company
On November 1, 2016, the Company completed the acquisition of Providence and Worcester Railroad Company (P&W) for $25.00 per share, or $126.2 million. Immediately following the closing of the acquisition, control of the P&W shares was placed into a voting trust, which will remain in effect until the United States Surface Transportation Board (STB) issues its decision on the Company's pending application to control P&W. Upon receipt of STB approval, P&W would be managed as part of the Company's Northeast Region. The acquisition was funded with borrowings under the Company's revolving credit facility.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Headquartered in Worcester, Massachusetts, P&W is contiguous with G&W’s New England Central Railroad (NECR) and Connecticut Southern Railroad (CSO). Rail service is provided by approximately 140 P&W employees with 32 locomotives across 163 miles of owned track and over approximately 350 miles under track access agreements, including exclusive freight access over Amtrak’s Northeast Corridor between New Haven, Connecticut, and Providence, Rhode Island, and trackage rights over Metro-North Commuter Railroad, Amtrak and CSX Corp. between New Haven, Connecticut, and Queens, New York. P&W interchanges with G&W’s NECR and CSO railroads, as well as with CSX, Norfolk Southern, Pan Am Railways, Pan Am Southern, the Housatonic Railroad and the New York and Atlantic Railroad, and also connects to Canadian National and Canadian Pacific via NECR.
P&W serves a diverse mix of aggregates, auto, chemicals, metals and lumber customers in southeastern New England, handling approximately 43,000 carloads and intermodal units annually. In addition, P&W provides rail service to three ports (Providence and Davisville, Rhode Island and New Haven, Connecticut) and to a United States Customs bonded intermodal terminal in Worcester, Massachusetts, that receives inbound intermodal containers for distribution in New England. P&W also owns approximately 45 acres of undeveloped waterfront land in East Providence, Rhode Island, that was initially created as deep water, rail served port through a $12 million investment. The Company expects to sell this undeveloped land.
In connection with the acquisition of the P&W, in September 2016, four shareholder class action lawsuits were commenced in the Rhode Island Superior Court for Providence County against the Company, P&W and P&W’s directors. Among other matters, the purported class actions challenge the sale of P&W to the Company, and allege that the P&W's board of directors breached its fiduciary duties to the P&W's shareholders by failing to maximize shareholder value in approving the merger agreement associated with the acquisition. The lawsuits also assert that P&W and the Company aided and abetted the alleged breach of fiduciary duty. The Company does not believe it is reasonably possible that any such lawsuit or related lawsuits would be material to the Company's results of operations or have a material adverse effect on the Company's financial position or liquidity. The Company, along with the other defendants, vigorously denies all of the allegations in the purported class actions.
Agreement to Acquire Glencore Rail and Partner with Macquarie Infrastructure and Real Assets
On October 20, 2016, the Company announced that its subsidiary, Genesee & Wyoming Australia Pty Ltd (GWA), has entered into agreements to acquire Glencore Rail Pty Limited (GRail) for A$1.14 billion (or approximately $866 million at an exchange rate of $0.76 for one Australian dollar) and concurrently issue a 49% equity stake in GWA to funds managed by Macquarie Infrastructure and Real Assets (MIRA) (the GRail Transactions). The GRail Transactions are expected to close in the fourth quarter of 2016, subject to Australian Foreign Investment Review Board approval. The sources and uses to accomplish the GRail Transactions are expected to be as follows (A$ in millions):

Sources	Amount		Uses	Amount
New Australian term loan	A$	690	GRail purchase	A$	1,140
MIRA (cash & shareholder loan)	644		Repay GWA term loan	250
GWA equity (contributed)	597		GWA equity (contributed)	597
G&W cash	88		Estimated transaction costs	32
Total sources	A$	2,019	Total uses	A$	2,019
In connection with the GRail Transactions, the Company entered into a debt commitment letter for debt financing, pursuant to which, subject to the terms and conditions set forth therein, the lenders have committed to provide the Company up to A$690 million (or approximately $524 million at an exchange rate of $0.76 for one Australian dollar) in non-recourse five-year senior secured term loan facilities and up to A$50 million (or approximately $38 million at an exchange rate of $0.76 for one Australian dollar) in the form of a revolving loan facility.
On October 20, 2016, the Company entered into Amendment No. 2 (the Amendment Agreement) to the Credit Agreement. The Amendment Agreement permits, among other things, the Company to enter into the GRail Transactions and also permits the repayment in full and termination of all obligations of GWA under the Credit Agreement.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

GRail’s coal haulage business was established in 2010 as an alternative rail service provider to the incumbent railroads in the Hunter Valley and has grown to be the third largest coal haulage business in Australia. G&W’s Freightliner Australia subsidiary (acquired by the Company in March 2015) has been the rail operator of GRail since inception and presently provides haulage and logistics services for approximately 40 million tonnes per year of steam coal that is among the lowest cost and highest quality coal in the world sold principally to customers in Japan, Korea and Taiwan. These services will continue following the GRail Transactions. The Company will continue to consolidate 100% of GWA in its financial statements upon completion of the GRail Transactions, and will record a noncontrolling interest for MIRA's 49% equity ownership.
In conjunction with the acquisition of GRail, GWA will enter into a new 20-year rail haulage contract with Glencore Coal Pty Limited (GC). The rail haulage contract will contain rights, subject to certain limitations, to exclusively haul all coal produced at GC’s existing mines in the Hunter Valley to the Port of Newcastle and will have minimum guaranteed volumes over the first 18 years. Initial volumes under the rail haulage contract are expected to be approximately 40 million tonnes per year. GC’s obligations under the contract will be guaranteed by Glencore plc (LON:GLEN). GRail currently has nine train sets (30 locomotives and 894 wagons). Rail haulage service is operated on government-owned, open-access track that is coordinated by a neutral third party.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion should be read in conjunction with our consolidated financial statements, related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our 2015 Annual Report on Form 10-K. When comparing our results of operations from one reporting period to another, it is important to consider that we have historically experienced fluctuations in revenues and expenses due to acquisitions, changing economic conditions, commodity prices, competitive forces, changes in foreign currency exchange rates, rail network congestion, one-time freight moves, fuel price fluctuations, customer plant expansions and shutdowns, sales of property and equipment, derailments and weather-related conditions, such as hurricanes, cyclones, tornadoes, high winds, droughts, heavy snowfall, unseasonably hot or cold weather, freezing and flooding, among other factors. In periods when these events occur, our results of operations are not easily comparable from one period to another. Finally, certain of our railroads have commodity shipments that are sensitive to general economic conditions, global commodity prices and foreign exchange rates, such as steel products, iron ore, paper products, lumber and forest products and agricultural products, as well as product specific market conditions, such as the availability of lower priced alternative sources of power generation (coal) and energy commodity price differentials (crude oil and natural gas liquids). Other shipments are relatively less affected by economic conditions and are more closely affected by other factors, such as winter weather (salt) and seasonal rainfall (agricultural products). As a result of these and other factors, our results of operations in any reporting period may not be directly comparable to our results of operations in other reporting periods. When we discuss foreign exchange impact, we are referring to the change in our results due to the change in foreign currency exchange rates. We calculate foreign exchange impact by comparing the prior period results translated from local currency to United States dollars using current period exchange rates to the prior period results in United States dollars as reported. Constant currency, which is a non-GAAP measure, reflects the prior period results translated at the current period exchange rates. When we discuss results from existing operations or same railroad operations, we are referring to the change in our results, period-over-period, associated with operations that we managed in both periods (i.e., excluding the impact of acquisitions).
Overview
We own or lease 121 freight railroads worldwide that are organized in 10 operating regions with approximately 7,200 employees and more than 2,800 customers. During the second quarter of 2016, our Ohio Valley Region railroads were consolidated into our Northeast and Midwest regions. This consolidation reduced the number of our operating regions from 11 to 10.
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

Recent Developments
Providence and Worcester Railroad Company: On November 1, 2016, we completed the acquisition of Providence and Worcester Railroad Company (P&W) for $25.00 per share, or $126.2 million. Immediately following the closing of the acquisition, control of the P&W shares was placed into a voting trust, which will remain in effect until the United States Surface Transportation Board (STB) issues its decision on our pending application to control P&W. Upon receipt of STB approval, P&W would be managed as part of our Northeast Region. The acquisition was funded with borrowings under our revolving credit facility. For additional information regarding the P&W acquisition, see Note 15, Subsequent Events, to our Consolidated Financial Statements.

Glencore Rail Pty Limited: On October 20, 2016, we announced that our subsidiary, Genesee & Wyoming Australia Pty Ltd (GWA), has entered into agreements to acquire Glencore Rail Pty Limited (GRail) for A$1.14 billion (or approximately $866 million at an exchange rate of $0.76 for one Australian dollar) and concurrently issue a 49% equity stake in GWA to funds managed by Macquarie Infrastructure and Real Assets (MIRA) (the GRail Transactions). The GRail Transactions are expected to close in the fourth quarter of 2016, subject to Australian Foreign Investment Review Board approval. To create an A$2 billion enterprise value partnership, we and MIRA are contributing a combined A$1.3 billion in the form of cash, shareholder loans and contributed equity, and GWA is entering into a new five-year A$690 million senior secured term loan facility that is non-recourse to us and MIRA. The contributions and the proceeds from the borrowings under GWA's new senior secured term loan facility will be used, among other things, to acquire GRail for A$1.14 billion, repay GWA's existing A$250 million term loan (under our Credit Agreement) and pay A$32 million of transaction costs. For additional information regarding the GRail Transactions, see Note 15, Subsequent Events, to our Consolidated Financial Statements.
Overview of Three-Month Results
Our operating revenues decreased $45.3 million, or 8.3%, to $501.0 million for the three months ended September 30, 2016, compared with $546.3 million for the three months ended September 30, 2015. Operating income for the three months ended September 30, 2016 was $91.9 million, compared with $117.6 million for the three months ended September 30, 2015. Our operating ratio, defined as operating expenses divided by operating revenues, was 81.7% for the three months ended September 30, 2016, compared with 78.5% for the three months ended September 30, 2015.
Net income for the three months ended September 30, 2016 was $56.8 million, compared with net income of $63.4 million for the three months ended September 30, 2015. Our diluted earnings per common share (EPS) for the three months ended September 30, 2016 were $0.98 with 58.2 million weighted average shares outstanding, compared with diluted EPS of $1.10 with 57.8 million weighted average shares outstanding for the three months ended September 30, 2015.
Our results for the three months ended September 30, 2016 and 2015 included certain items affecting comparability between the periods that are set forth below (dollars in millions, except per share amounts):

	Income/(Loss) Before Taxes Impact	After-Tax Net Income/(Loss) Impact	Diluted Earnings/(Loss) Per Common Share Impact
Three Months Ended September 30, 2016
Corporate development and related costs	$(4.3)	$(3.1)	$(0.05)
Restructuring costs	$(0.2)	$(0.2)	$—
Net gain on sale of assets	$0.5	$0.4	$0.01
Impact of reduction in U.K. income tax rate	$—	$4.3	$0.07
Short Line Tax Credit	$—	$7.8	$0.13

Three Months Ended September 30, 2015
Corporate development and related costs	$(2.0)	$(1.3)	$(0.02)
Net gain on sale of assets	$1.2	$0.9	$0.02
For the three months ended September 30, 2016, our results included corporate development and related costs of $4.3 million, primarily associated with the GRail and P&W transactions, restructuring costs of $0.2 million and a net gain on the sale of assets of $0.5 million. The three months ended September 30, 2016 also included an income tax benefit of $7.8 million associated with the United States Short Line Tax Credit, which was not in effect for the three months ended September 30, 2015, as well as an income tax benefit of $4.3 million associated with a reduction in the U.K. income tax rate, which was enacted in September 2016. The Short Line Tax Credit was extended retroactively in the fourth quarter of 2015 for fiscal years 2015 and 2016.
For the three months ended September 30, 2015, our results included corporate development and related costs of $2.0 million, primarily related to the integration of Freightliner, and a net gain on the sale of assets of $1.2 million.
Operating revenues from our North American Operations decreased $4.4 million, or 1.4%, to $310.2 million for the three months ended September 30, 2016, compared with $314.6 million for the three months ended September 30, 2015. The decrease in North America's operating revenues was primarily due to lower fuel surcharges and a decline in coal shipments.

North American Operations traffic decreased 17,572 carloads, or 4.2%, to 401,999 carloads for the three months ended September 30, 2016. The traffic decrease was principally due to decreases of 8,169 carloads of coal and coke traffic (primarily in the Central, Northeast and Midwest regions), 3,549 carloads of pulp and paper traffic (primarily in the Southern, Canada and Northeast regions), 3,447 carloads of minerals and stone traffic (primarily in the Northeast region), 2,529 carloads of metals traffic (primarily in the Southern, Coastal and Canada regions) and 2,257 carloads of other traffic (primarily in the Southern and Canada regions), partially offset by an increase of 3,014 carloads of agricultural products traffic (primarily in the Central and Pacific regions). All remaining traffic decreased by a net 635 carloads.
Operating income from our North American Operations for the three months ended September 30, 2016 was $87.2 million, compared with $90.6 million for the three months ended September 30, 2015. The operating ratio from our North American Operations for the three months ended September 30, 2016 was 71.9%, compared with 71.2% for the three months ended September 30, 2015. Operating income for the three months ended September 30, 2016 included $1.0 million of corporate development and related costs, primarily associated with the P&W and GRail transactions. Operating income for the three months ended September 30, 2015 included $1.2 million of corporate development and related costs, primarily associated with the integration of Freightliner.
Operating revenues from our Australian Operations decreased $6.9 million, or 11.2%, to $54.2 million for the three months ended September 30, 2016, compared with $61.0 million for the three months ended September 30, 2015. Excluding a $2.7 million increase from the impact of foreign currency appreciation, our Australian Operations operating revenues decreased $9.6 million, or 15.0%, primarily due to the loss of a fixed fee payment associated with a now closed iron ore mine that we previously served and lower metallic ores shipments.
Australian Operations traffic decreased 5,000 carloads, or 10.3%, to 43,532 carloads for the three months ended September 30, 2016. The traffic decrease was principally due to decreases of 2,818 carloads of agricultural products traffic, 878 carloads of metallic ores traffic, 657 carloads of minerals and stone traffic and 628 carloads of intermodal traffic.
Operating income from our Australian Operations for the three months ended September 30, 2016 was $4.4 million, compared with $15.0 million for the three months ended September 30, 2015. Operating income for the three months ended September 30, 2016 included $2.9 million of corporate development and related costs, primarily associated with the GRail Transactions.
Operating revenues from our U.K./European Operations decreased $34.1 million, or 20.0%, to $136.7 million for the three months ended September 30, 2016, compared with $170.7 million for the three months ended September 30, 2015. Excluding an $18.1 million decrease due to the impact of foreign currency depreciation, U.K./European revenues decreased $16.0 million, or 10.5%, primarily due to lower intermodal services and coal shipments.
U.K./European Operations traffic decreased 10,264 carloads, or 3.4%, to 294,283 carloads for the three months ended September 30, 2016. The traffic decrease was principally due to decreases of 8,402 carloads of coal and coke traffic (primarily in the U.K. and Poland) and 4,106 carloads of intermodal traffic (primarily in the U.K.), partially offset by an increase of 1,761 carloads of minerals and stone traffic.
Operating income from our U.K./European Operations for the three months ended September 30, 2016 was $0.3 million, compared with operating income of $12.0 million for the three months ended September 30, 2015. The decrease in operating income from our U.K./European Operations for the three months ended September 30, 2016 was primarily due to lower U.K. intermodal and infrastructure services of approximately $4 million resulting from port congestion and timing of rail projects and a loss of approximately $3 million from Continental Europe intermodal due to business restructuring, exiting traffic lanes and surplus equipment. In addition, our U.K. coal business had residual surplus equipment costs of approximately $2 million and our overall U.K./European Operations had a negative impact from the depreciation of foreign currencies relative to the United States dollar of approximately $2 million.
Overview of Nine-Month Results
Our operating revenues decreased $0.6 million, to $1,485.0 million for the nine months ended September 30, 2016, compared with $1,485.5 million for the nine months ended September 30, 2015. Operating income for the nine months ended September 30, 2016 was $236.0 million, compared with $289.6 million for the nine months ended September 30, 2015, a decrease of $53.6 million, or 18.5%. Our operating ratio was 84.1% for the nine months ended September 30, 2016, compared with 80.5% for the nine months ended September 30, 2015. Our same railroad operating ratio for the nine months ended September 30, 2016 was 82.7%, compared with 80.5% for the nine months ended September 30, 2015. When we discuss either operating ratios from existing operations or same railroad operating ratios, we are referring to the change in our operating ratio, period-over-period, associated with operations that we managed in both periods (i.e., excluding the impact of acquisitions, such as Freightliner for the period January 1, 2016 through March 24, 2016).

Net income for the nine months ended September 30, 2016 was $132.2 million, compared with net income of $140.1 million for the nine months ended September 30, 2015. Our diluted EPS for the nine months ended September 30, 2016 were $2.28 with 58.1 million weighted average shares outstanding, compared with diluted EPS of $2.42 with 57.8 million weighted average shares outstanding for the nine months ended September 30, 2015. Our results for the nine months ended September 30, 2016 included an income tax benefit of $21.4 million associated with the United States Short Line Tax Credit, which was not in effect for the nine months ended September 30, 2015.
Our results for the nine months ended September 30, 2016 and 2015 included certain items affecting comparability between the periods that are set forth below (dollars in millions, except per share amounts):

	Income/(Loss) Before Taxes Impact	After-Tax Net Income/(Loss) Impact	Diluted Earnings/(Loss) Per Common Share Impact
Nine Months Ended September 30, 2016
Australia impairment and related costs	$(21.1)	$(16.8)	$(0.29)
Restructuring costs	$(6.3)	$(5.0)	$(0.09)
Corporate development and related costs	$(7.3)	$(5.2)	$(0.09)
Net gain on sale of assets	$1.0	$0.7	$0.01
Impact of reduction in U.K. income tax rate	$—	$4.3	$0.07
Short Line Tax Credit	$—	$21.4	$0.37

Nine Months Ended September 30, 2015
Loss on settlement of foreign currency forward purchase contracts	$(18.7)	$(11.6)	$(0.20)
Freightliner acquisition/integration costs	$(14.0)	$(10.3)	$(0.18)
Australia severance	$(2.3)	$(1.6)	$(0.03)
Credit facility refinancing-related costs	$(2.0)	$(1.3)	$(0.02)
Corporate development and related costs	$(0.8)	$(0.5)	$(0.01)
Net gain on sale of assets	$2.0	$1.5	$0.03
During the nine months ended September 30, 2016, we generated $303.6 million in cash flows from operating activities. During the same period, we purchased $159.5 million of property and equipment, including $9.3 million for new business investments, partially offset by $30.0 million in cash received from government grants and other outside parties for capital spending. We also paid $200.6 million in net payments on our outstanding debt obligations.
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

GWA continues to receive payments and provide service under GWA's remaining rail haulage agreement to serve several iron ore mines in the Middleback Range and the Whyalla Steelworks operations, which we expect will represent A$35 million (or approximately $27 million at the exchange rate on September 30, 2016) of annual revenue prospectively. Pending the outcome of the voluntary administration process, GWA could lose some or all of the revenue associated with the remaining rail haulage agreement. In the event of an adverse determination regarding the viability of the Middleback Range or the Whyalla Steelworks operations, or a termination of the remaining rail haulage agreement, all or a portion of GWA's assets deployed to provide service under this agreement, which consist largely of narrow gauge locomotives and wagons, could be redeployed elsewhere in Australia.
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
North America
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

Three Months Ended September 30, 2016 Compared with Three Months Ended September 30, 2015
Consolidated Operating Results
Operating Revenues
The following table sets forth our operating revenues and carloads for the three months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended		Decrease in Total Operations		Currency Impact
	September 30,
	2016	2015	Amount	%
Freight revenues	$349,807	$378,936	$(29,129)	(7.7)%	$(10,227)
Freight-related revenues	129,520	145,508	(15,988)	(11.0)%	(4,659)
All other revenues	21,675	21,855	(180)	(0.8)%	(417)
Total operating revenues	$501,002	$546,299	$(45,297)	(8.3)%	$(15,303)
Carloads	739,814	772,650	(32,836)	(4.2)%
Operating Expenses
Total operating expenses for the three months ended September 30, 2016 decreased $19.6 million, or 4.6%, to $409.2 million, compared with $428.7 million for the three months ended September 30, 2015. The decrease was primarily due to a $14.3 million decrease from the net depreciation of foreign currencies relative to the United States dollar as well as decreases of $5.5 million in equipment rents, $4.4 million in materials, $3.0 million in diesel fuel used in train operations and $2.8 million in purchased services. These decreases were partially offset by increases of $4.8 million in other expenses, primarily due to corporate development and related costs associated with the GRail and P&W transactions, $3.5 million in labor and benefits and $3.0 million in depreciation and amortization.
The following table sets forth our total operating expenses for the three months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended September 30,				Increase/(Decrease)	Currency Impact	2015 Constant Currency*	Increase/(Decrease)Constant Currency*
	2016		2015
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$156,235	31.2%	$158,675	29.1%	$(2,440)	$(5,924)	$152,751	$3,484
Equipment rents	36,778	7.3%	44,630	8.2%	(7,852)	(2,351)	42,279	(5,501)
Purchased services	50,991	10.2%	55,291	10.1%	(4,300)	(1,497)	53,794	(2,803)
Depreciation and amortization	50,841	10.2%	48,303	8.8%	2,538	(442)	47,861	2,980
Diesel fuel used in train operations	30,134	6.1%	34,264	6.3%	(4,130)	(1,133)	33,131	(2,997)
Electricity used in train operations	3,226	0.6%	5,164	0.9%	(1,938)	(239)	4,925	(1,699)
Casualties and insurance	9,252	1.9%	11,466	2.1%	(2,214)	(248)	11,218	(1,966)
Materials	19,678	3.9%	25,140	4.6%	(5,462)	(1,051)	24,089	(4,411)
Trackage rights	22,781	4.5%	21,765	4.0%	1,016	(906)	20,859	1,922
Net gain on sale of assets	(524)	(0.1)%	(1,174)	(0.2)%	650	—	(1,174)	650
Restructuring costs	223	—%	—	—%	223	—	—	223
Other expenses	29,536	5.9%	25,216	4.6%	4,320	(488)	24,728	4,808
Total operating expenses	$409,151	81.7%	$428,740	78.5%	$(19,589)	$(14,279)	$414,461	$(5,310)
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.

Operating Income/Operating Ratio
Operating income was $91.9 million for the three months ended September 30, 2016, compared with $117.6 million for the three months ended September 30, 2015. Operating income for the three months ended September 30, 2016 included corporate development and related costs of $4.3 million, primarily associated with the GRail and P&W transactions, a net gain on the sale of assets of $0.5 million and restructuring costs of $0.2 million. Operating income for the three months ended September 30, 2015 included corporate development and related costs of $2.0 million, primarily associated with the integration of Freightliner, and a net gain on the sale of assets of $1.2 million. Our operating ratio was 81.7% for the three months ended September 30, 2016, compared with 78.5% for the three months ended September 30, 2015.
Interest Expense
Interest expense was $17.3 million for the three months ended September 30, 2016, compared with $17.5 million for the three months ended September 30, 2015.
Provision for Income Taxes
Our effective income tax rate for the three months ended September 30, 2016 was 25.7%, compared with 36.8% for the three months ended September 30, 2015. Our provision for income taxes for the three months ended September 30, 2016 included an income tax benefit of $7.8 million associated with the United States Short Line Tax Credit, as well as an income tax benefit of $4.3 million associated with a reduction in the U.K. income tax rate, which was enacted in September 2016. The Short Line Tax Credit was in existence from 2005 through 2014 and was further extended in December 2015 for fiscal years 2015 and 2016. As the extension was passed in December 2015 for the full 2015 fiscal year, the Short Line Tax Credit associated with results for the three months ended September 30, 2015 was recorded in the fourth quarter of 2015. For additional information regarding our provision for income taxes, see Note 9, Income Taxes, to our Consolidated Financial Statements.
Net Income and Earnings Per Common Share
Net income for the three months ended September 30, 2016 was $56.8 million, compared with $63.4 million for the three months ended September 30, 2015. Our basic EPS were $0.99 with 57.3 million weighted average shares outstanding for the three months ended September 30, 2016, compared with basic EPS of $1.12 with 56.8 million weighted average shares outstanding for the three months ended September 30, 2015. Our diluted EPS for the three months ended September 30, 2016 were $0.98 with 58.2 million weighted average shares outstanding, compared with diluted EPS of $1.10 with 57.8 million weighted average shares outstanding for the three months ended September 30, 2015. Our results for the three months ended September 30, 2016 and 2015 included certain items affecting comparability between the periods as previously presented in the "Overview."
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

The following tables set forth our North American Operations, Australian Operations and U.K./European Operations for the three months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended September 30, 2016
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$232,247	$29,219	$88,341	$349,807
Freight-related revenues	62,124	23,523	43,873	129,520
All other revenues	15,823	1,408	4,444	21,675
Total operating revenues	$310,194	$54,150	$136,658	$501,002
Operating expenses:
Labor and benefits	$97,426	$16,753	$42,056	$156,235
Equipment rents	14,207	1,559	21,012	36,778
Purchased services	15,207	6,083	29,701	50,991
Depreciation and amortization	37,085	7,129	6,627	50,841
Diesel fuel used in train operations	14,217	5,467	10,450	30,134
Electricity used in train operations	—	—	3,226	3,226
Casualties and insurance	6,145	1,938	1,169	9,252
Materials	12,222	2,744	4,712	19,678
Trackage rights	9,047	2,884	10,850	22,781
Net (gain)/loss on sale of assets	(456)	10	(78)	(524)
Restructuring costs	111	73	39	223
Other expenses	17,830	5,138	6,568	29,536
Total operating expenses	223,041	49,778	136,332	409,151
Operating income	$87,153	$4,372	$326	$91,851
Operating ratio	71.9%	91.9%	99.8%	81.7%
Interest expense, net	$9,600	$2,170	$5,147	$16,917
Provision for/(benefit from) income taxes	$22,392	$798	$(3,547)	$19,643
Carloads	401,999	43,532	294,283	739,814
Expenditures for additions to property & equipment, net of grants from outside parties	$30,343	$2,440	$9,457	$42,240

	Three Months Ended September 30, 2015
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$241,410	$32,780	$104,746	$378,936
Freight-related revenues	56,823	26,206	62,479	145,508
All other revenues	16,330	2,027	3,498	21,855
Total operating revenues	$314,563	$61,013	$170,723	$546,299
Operating expenses:
Labor and benefits	93,887	16,078	48,710	158,675
Equipment rents	16,669	3,083	24,878	44,630
Purchased services	17,263	5,080	32,948	55,291
Depreciation and amortization	35,158	7,151	5,994	48,303
Diesel fuel used in train operations	16,444	6,004	11,816	34,264
Electricity used in train operations	—	—	5,164	5,164
Casualties and insurance	7,547	1,696	2,223	11,466
Materials	13,704	2,964	8,472	25,140
Trackage rights	6,023	2,457	13,285	21,765
Net gain on sale of assets	(1,025)	(7)	(142)	(1,174)
Other expenses	18,329	1,541	5,346	25,216
Total operating expenses	223,999	46,047	158,694	428,740
Operating income	$90,564	$14,966	$12,029	$117,559
Operating ratio	71.2%	75.5%	93.0%	78.5%
Interest expense, net	$9,788	$2,055	$5,396	$17,239
Provision for income taxes	$32,333	$3,896	$626	$36,855
Carloads	419,571	48,532	304,547	772,650
Expenditures for additions to property & equipment, net of grants from outside parties	$86,620	$6,354	$14,195	$107,169
North American Operations
Operating Revenues
The following table sets forth our North American Operations operating revenues and carloads for the three months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended		Increase/(Decrease) in Total Operations
	September 30,				Currency Impact
	2016	2015	Amount	%
Freight revenues	$232,247	$241,410	$(9,163)	(3.8)%	$52
Freight-related revenues	62,124	56,823	5,301	9.3%	17
All other revenues	15,823	16,330	(507)	(3.1)%	6
Total operating revenues	$310,194	$314,563	$(4,369)	(1.4)%	$75
Carloads	401,999	419,571	(17,572)	(4.2)%

Freight Revenues
The following table sets forth the changes in our North American Operations freight revenues by commodity group for the three months ended September 30, 2016, compared with the three months ended September 30, 2015 (dollars in thousands):

	Three Months Ended September 30,				Increase/(Decrease)	Currency Impact	2015 Constant Currency*	Increase/(Decrease) Constant Currency*
	2016		2015
Commodity Group	Amount	% of Total	Amount	% of Total
Agricultural Products	$29,367	12.6%	$29,643	12.3%	$(276)	$3	$29,646	$(279)
Autos & Auto Parts	4,358	1.9%	4,302	1.8%	56	4	4,306	52
Chemicals & Plastics	34,078	14.7%	34,942	14.5%	(864)	9	34,951	(873)
Coal & Coke	21,434	9.2%	24,609	10.2%	(3,175)	2	24,611	(3,177)
Food & Kindred Products	8,549	3.7%	8,712	3.6%	(163)	—	8,712	(163)
Intermodal	10	—%	6	—%	4	—	6	4
Lumber & Forest Products	21,301	9.2%	20,154	8.3%	1,147	—	20,154	1,147
Metallic Ores	3,401	1.4%	4,897	2.0%	(1,496)	3	4,900	(1,499)
Metals	24,127	10.4%	26,522	11.0%	(2,395)	10	26,532	(2,405)
Minerals & Stone	31,144	13.4%	31,411	13.0%	(267)	5	31,416	(272)
Petroleum Products	16,882	7.3%	16,365	6.8%	517	4	16,369	513
Pulp & Paper	26,897	11.6%	29,348	12.2%	(2,451)	10	29,358	(2,461)
Waste	6,213	2.7%	5,386	2.2%	827	1	5,387	826
Other	4,486	1.9%	5,113	2.1%	(627)	1	5,114	(628)
Total freight revenues	$232,247	100.0%	$241,410	100.0%	$(9,163)	$52	$241,462	$(9,215)
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.

The following table sets forth our North American Operations freight revenues, carloads and average freight revenues per carload for the three months ended September 30, 2016 and 2015 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads		Average Freight Revenues Per Carload

	Three Months Ended September 30,				Three Months Ended September 30,		Three Months Ended September 30,
	2016		2015 Constant Currency*
Commodity Group	Amount	% of Total	Amount	% of Total	2016	2015	2016	2015	2015 Constant Currency*
Agricultural Products	$29,367	12.6%	$29,646	12.3%	54,024	51,010	$544	$581	$581
Autos & Auto Parts	4,358	1.9%	4,306	1.8%	7,035	6,997	619	615	615
Chemicals & Plastics	34,078	14.7%	34,951	14.5%	42,402	43,829	804	797	797
Coal & Coke	21,434	9.2%	24,611	10.2%	63,028	71,197	340	346	346
Food & Kindred Products	8,549	3.7%	8,712	3.6%	15,557	15,261	550	571	571
Intermodal	10	—%	6	—%	112	66	89	91	91
Lumber & Forest Products	21,301	9.2%	20,154	8.3%	35,253	34,770	604	580	580
Metallic Ores	3,401	1.4%	4,900	2.0%	4,536	6,291	750	778	779
Metals	24,127	10.4%	26,532	11.0%	31,978	34,507	754	769	769
Minerals & Stone	31,144	13.4%	31,416	13.0%	53,530	56,977	582	551	551
Petroleum Products	16,882	7.3%	16,369	6.8%	24,959	25,242	676	648	648
Pulp & Paper	26,897	11.6%	29,358	12.2%	41,721	45,270	645	648	649
Waste	6,213	2.7%	5,387	2.2%	13,420	11,453	463	470	470
Other	4,486	1.9%	5,114	2.1%	14,444	16,701	311	306	306
Total	$232,247	100.0%	$241,462	100.0%	401,999	419,571	$578	$575	$575
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
Total traffic from our North American Operations decreased 17,572 carloads, or 4.2%, for the three months ended September 30, 2016, compared with the same period in 2015. The decline in traffic was principally due to decreases of 8,169 carloads of coal and coke traffic, 3,549 carloads of pulp and paper traffic, 3,447 carloads of minerals and stone traffic, 2,529 carloads of metals traffic and 2,257 carloads of other traffic, partially offset by 3,014 carloads of agricultural products traffic. All remaining traffic decreased by a net 635 carloads.
The following information discusses the significant changes in our North American Operations freight revenues by commodity group excluding the impact of foreign currency. Other changes in average freight revenues per carload in a commodity group can be impacted by changes in customer rates and fuel surcharges, as well as changes in the mix of customer traffic within a commodity group.
Average freight revenues per carload from our North American Operations increased 0.5% to $578 for the three months ended September 30, 2016, compared with the same period in 2015. A change in the mix of commodities increased average freight revenues per carload by 0.4%, while lower fuel surcharges decreased average freight revenues per carload by 1.7%. Excluding these factors, average freight revenues per carload increased 1.8%.
Agricultural products revenues decreased $0.3 million, or 0.9%. Agricultural products average freight revenues per carload decreased 6.4%, which decreased revenues by $1.9 million, while traffic increased 3,014 carloads, or 5.9%, which increased revenues by $1.6 million. The decrease in average freight revenues per carload was primarily driven by changes in the customer mix and lower fuel surcharges. The carload increase was primarily due to increased shipments in the central United States to provide storage for the fall harvest and increased agricultural products shipments in the midwestern and western United States.

Coal and coke revenues decreased $3.2 million, or 12.9%. Coal and coke traffic decreased 8,169 carloads, or 11.5%, which decreased revenues by $2.8 million, and average freight revenues per carload decreased 1.7%, which decreased revenues by $0.4 million. The decrease was primarily due to lower demand for steam coal as a result of competition from natural gas power generation.
Metallic ores revenues decreased $1.5 million, or 30.6%, primarily due to a traffic decrease of 1,755 carloads, or 27.9%. The carload decrease was primarily due to the planned idling of an alumina customer facility in the southern United States and lower production at a copper facility.
Metals revenues decreased $2.4 million, or 9.1%. Metals traffic decreased 2,529 carloads, or 7.3%, which decreased revenues by $1.9 million, and average freight revenues per carload decreased 2.0%, which decreased revenues by $0.5 million. The carload decrease was primarily due to rail competition, plant production issues and depressed product demand. The decrease in average freight revenues per carload was primarily due to lower fuel surcharges.
Minerals and stone revenues decreased $0.3 million, or 0.9%. Minerals and stone traffic decreased 3,447 carloads, or 6.0%, which decreased revenues by $2.0 million, while average freight revenues per carload increased 5.6%, which increased revenues by $1.7 million. The carload decrease was primarily due to weaker rock salt shipments due to the mild 2015 winter and lower frac sand shipments in the northeastern United States, partially offset by stronger aggregates shipments in the southeastern United States. The increase in average freight revenues per carload was primarily due to the change in customer mix.
Pulp and paper revenues decreased $2.5 million, or 8.4%, primarily due to a traffic decrease of 3,549 carloads, or 7.8%. The carload decrease was primarily due to truck competition and the closure of several plants we served due to consolidation within the paper industry.
Waste revenues increased $0.8 million, or 15.3%, primarily due to a traffic increase of 1,967 carloads or 17.2%. The carload increase was primarily due to new contracts in the western and northeastern United States.
Freight revenues from all remaining commodities combined increased by a net $0.1 million.
Freight-Related Revenues
Freight-related revenues from our North American Operations, which includes revenues from railcar switching, track access fees, crewing services, storage and other ancillary revenues related to the movement of freight, increased $5.3 million, or 9.3%, to $62.1 million for the three months ended September 30, 2016. The increase was primarily driven by a change in the presentation of revenues from certain of our port terminal operations, which were previously presented net of the related costs incurred.
All Other Revenues
All other revenues from our North American Operations, which includes revenues from third-party railcar and locomotive repairs, property rentals, railroad construction and other ancillary revenues not directly related to the movement of freight, decreased $0.5 million, or 3.1%, to $15.8 million for the three months ended September 30, 2016.
Operating Expenses
Total operating expenses from our North American Operations decreased $1.0 million, or 0.4%, to $223.0 million for the three months ended September 30, 2016, compared with $224.0 million for the three months ended September 30, 2015. The decrease in operating expenses for the three months ended September 30, 2016 was primarily due to lower freight volumes and effective management of operating costs, partially offset by corporate development and related costs, primarily associated with the P&W and GRail transactions.

The following table sets forth operating expenses from our North American Operations for the three months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended September 30,							Increase/(Decrease) Constant Currency*
	2016		2015			Currency Impact	2015 Constant Currency*
	Amount	% of Operating Revenues	Amount	% of Operating Revenues	Increase/(Decrease)
Labor and benefits	$97,426	31.4%	$93,887	29.8%	$3,539	$24	$93,911	$3,515
Equipment rents	14,207	4.6%	16,669	5.3%	(2,462)	2	16,671	(2,464)
Purchased services	15,207	4.9%	17,263	5.5%	(2,056)	3	17,266	(2,059)
Depreciation and amortization	37,085	12.0%	35,158	11.2%	1,927	14	35,172	1,913
Diesel fuel used in train operations	14,217	4.6%	16,444	5.2%	(2,227)	5	16,449	(2,232)
Casualties and insurance	6,145	2.0%	7,547	2.4%	(1,402)	1	7,548	(1,403)
Materials	12,222	3.9%	13,704	4.4%	(1,482)	2	13,706	(1,484)
Trackage rights	9,047	2.9%	6,023	1.9%	3,024	—	6,023	3,024
Net gain on sale of assets	(456)	(0.1)%	(1,025)	(0.3)%	569	(10)	(1,035)	579
Restructuring costs	111	—%	—	—%	111	—	—	111
Other expenses	17,830	5.7%	18,329	5.8%	(499)	5	18,334	(504)
Total operating expenses	$223,041	71.9%	$223,999	71.2%	$(958)	$46	$224,045	$(1,004)
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following information discusses the significant changes in operating expenses of our North American Operations excluding the impact of foreign currency appreciation.
Labor and benefits expense was $97.4 million for the three months ended September 30, 2016, compared with $93.9 million for the three months ended September 30, 2015, an increase of $3.5 million, or 3.7%. The increase in labor and benefits expense was primarily due to an increase in labor costs, partially offset by a decrease in the average number of employees.
Equipment rents expense was $14.2 million for the three months ended September 30, 2016, compared with $16.7 million for the three months ended September 30, 2015, a decrease of $2.5 million, or 14.8%. The decrease was primarily due to reduced car hire expense and reduced railcar lease expense as a result of the purchase of railcars in 2015.
Purchased services expense was $15.2 million for the three months ended September 30, 2016, compared with $17.3 million for the three months ended September 30, 2015, a decrease of $2.1 million, or 11.9%. The decrease was primarily due to a reduction in the level of third-party construction projects.
Depreciation and amortization expense was $37.1 million for the three months ended September 30, 2016, compared with $35.2 million for the three months ended September 30, 2015, an increase of $1.9 million, or 5.4%. The increase was primarily attributable to capital expenditures in 2015.
The cost of diesel fuel used in train operations was $14.2 million for the three months ended September 30, 2016, compared with $16.4 million for the three months ended September 30, 2015, a decrease of $2.2 million, or 13.6%. The decrease was primarily attributable to a 12.2% decrease in average fuel cost per gallon.
Casualties and insurance expense was $6.1 million for the three months ended September 30, 2016, compared with $7.5 million for the three months ended September 30, 2015, a decrease of $1.4 million, or 18.6%. The decrease was primarily attributable to fewer incidents in the United States during the three months ended September 30, 2016, compared with the three months ended September 30, 2015.
Materials expense, which primarily consists of the costs of materials purchased for use in repairing and maintaining our track property, locomotives, railcars and other equipment as well as costs for general tools and supplies used in our business, was $12.2 million for the three months ended September 30, 2016, compared with $13.7 million for the three months ended September 30, 2015, a decrease of $1.5 million, or 10.8%.

Trackage rights expense was $9.0 million for the three months ended September 30, 2016, compared with $6.0 million for the three months ended September 30, 2015, an increase of $3.0 million, or 50.2%, primarily resulting from a change in the presentation of certain costs incurred to operate within certain of our port terminal railroad operations, which costs were previously presented as an offset to the revenues generated from the operations.
Operating Income/Operating Ratio
Operating income from our North American Operations was $87.2 million for the three months ended September 30, 2016, compared with $90.6 million for the three months ended September 30, 2015. Operating income for the three months ended September 30, 2016 included corporate development and related costs of $1.0 million, primarily associated with the P&W and GRail transactions, and a net gain on the sale of assets of $0.5 million. Operating income for the three months ended September 30, 2015 included corporate development and related costs of $1.2 million, primarily associated with the integration of Freightliner, and a net gain on the sale of assets of $1.0 million. The operating ratio was 71.9% for the three months ended September 30, 2016, compared with 71.2% for the three months ended September 30, 2015.
Australian Operations
Operating Revenues
The following table sets forth our Australian Operations operating revenues and carloads for the three months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended		Decrease in Total Operations
	September 30,				Currency Impact
	2016	2015	Amount	%
Freight revenues	$29,219	$32,780	$(3,561)	(10.9)%	$1,415
Freight-related revenues	23,523	26,206	(2,683)	(10.2)%	1,182
All other revenues	1,408	2,027	(619)	(30.5)%	90
Total operating revenues	$54,150	$61,013	$(6,863)	(11.2)%	$2,687
Carloads	43,532	48,532	(5,000)	(10.3)%
Freight Revenues
The following table sets forth the changes in our Australian Operations freight revenues by commodity group for the three months ended September 30, 2016, compared with the three months ended September 30, 2015 (dollars in thousands):

	Three Months Ended September 30,				Increase/(Decrease)	Currency Impact	2015 Constant Currency*	Increase/(Decrease) Constant Currency*
	2016		2015
Commodity Group	Amount	% of Total	Amount	% of Total
Agricultural Products	$3,909	13.4%	$4,796	14.6%	$(887)	$200	$4,996	$(1,087)
Intermodal	17,688	60.5%	18,133	55.3%	(445)	787	18,920	(1,232)
Metallic Ores	5,516	18.9%	7,686	23.5%	(2,170)	334	8,020	(2,504)
Minerals & Stone	1,918	6.6%	1,771	5.4%	147	77	1,848	70
Petroleum Products	188	0.6%	394	1.2%	(206)	17	411	(223)
Total freight revenues	$29,219	100.0%	$32,780	100.0%	$(3,561)	$1,415	$34,195	$(4,976)
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.

The following table sets forth our Australian Operations freight revenues, carloads and average freight revenues per carload for the three months ended September 30, 2016 and 2015 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads		Average Freight Revenues Per Carload

	Three Months Ended September 30,				Three Months Ended September 30,		Three Months Ended September 30,
	2016		2015 Constant Currency*
Commodity Group	Amount	% of Total	Amount	% of Total	2016	2015	2016	2015	2015 Constant Currency*
Agricultural Products	$3,909	13.4%	$4,996	14.6%	8,624	11,442	$453	$419	$437
Intermodal	17,688	60.5%	18,920	55.3%	15,417	16,045	1,147	1,130	1,179
Metallic Ores	5,516	18.9%	8,020	23.5%	4,846	5,724	1,138	1,343	1,401
Minerals & Stone	1,918	6.6%	1,848	5.4%	14,567	15,224	132	116	121
Petroleum Products	188	0.6%	411	1.2%	78	97	2,410	4,062	4,237
Total	$29,219	100.0%	$34,195	100.0%	43,532	48,532	$671	$675	$705
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
Total traffic from our Australian Operations decreased 5,000 carloads, or 10.3%, for the three months ended September 30, 2016, compared with the same period in 2015. The decline in traffic was principally due to decreases of 2,818 carloads of agricultural products traffic, 878 carloads of metallic ores traffic, 657 carloads of minerals and stone traffic and 628 carloads of intermodal traffic.
The following information discusses the significant changes in our Australian Operations freight revenues by commodity group excluding the impact of foreign currency. Other changes in average freight revenues per carload in a commodity group can be impacted by changes in customer rates and fuel surcharges, as well as changes in the mix of customer traffic within a commodity group.
Average freight revenues per carload from our Australian Operations decreased 4.8% to $671 for the three months ended September 30, 2016, compared with the same period in 2015. The decrease in average freight revenues per carload was primarily due to reduced metallic ores shipments.
Agricultural products revenues decreased $1.1 million, or 21.8%, primarily due to a traffic decrease of 2,818 carloads, or 24.6%. The carload decrease was due to adverse weather and flooding, low global crop prices, as well as grain diverted by truck to domestic markets in eastern Australia due to weak local harvests in those areas.
Intermodal revenues decreased $1.2 million, or 6.5%. Intermodal traffic decreased 628 carloads, or 3.9%, which decreased revenues by $0.7 million, and average freight revenues per carload decreased 2.7%, which decreased revenues by $0.5 million. The carload decrease was primarily due to lower project-related traffic and livestock feed traffic. The decrease in average freight revenues per carload was due to lower fuel surcharges.
Metallic ores revenues decreased $2.5 million, or 31.2%. Average freight revenues per carload decreased 18.8%, which decreased revenues by $1.5 million, and traffic decreased 878 carloads, or 15.3%, which decreased revenues by $1.0 million. The decrease was primarily driven by a decrease in iron ore and manganese shipments as a result of multiple customer mine closures in 2015, partially offset by shipments from a new iron ore mine customer.
Freight revenues from all remaining commodities combined decreased by a net $0.2 million.
Freight-Related Revenues
Excluding a $1.2 million increase due to the impact of foreign currency appreciation, freight-related revenues from our Australian Operations, which includes revenues from railcar switching, track access rights, crewing services, storage and other ancillary revenues related to the movement of freight, decreased $3.9 million, or 14.1%, to $23.5 million for the three months ended September 30, 2016, compared with $27.4 million for the three months ended September 30, 2015. The decrease in freight-related revenues was primarily due to the loss of the fixed payments from Arrium associated with our rail haulage agreement to serve their Southern Iron mine that is now closed, partially offset by increased switching revenues due to higher export coal shipments.

All Other Revenues
Excluding a $0.1 million increase due to the impact of foreign currency appreciation, all other revenues from our Australian Operations, which includes revenues from third-party railcar and locomotive repairs, property rentals and other ancillary revenues not directly related to the movement of freight, decreased $0.7 million, or 33.5%, to $1.4 million for the three months ended September 30, 2016, compared with $2.1 million for the three months ended September 30, 2015. The decrease was primarily due to reduced third-party railcar and locomotive repair revenues resulting from customer mine closures.
Operating Expenses
Total operating expenses from our Australian Operations for the three months ended September 30, 2016 increased $3.7 million, or 8.1%, to $49.8 million, compared with $46.0 million for the three months ended September 30, 2015. The increase in operating expenses for the three months ended September 30, 2016 was primarily due to $2.9 million of corporate development and related costs, primarily associated with the GRail Transactions, and a $2.1 million increase due to the appreciation of the Australian dollar relative to the United States dollar, partially offset by effective management of operating costs.
The following table sets forth operating expenses from our Australian Operations for the three months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended September 30,
	2016		2015		Increase/(Decrease)	Currency Impact	2015 Constant Currency*	Increase/(Decrease) Constant Currency*
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$16,753	30.9%	$16,078	26.4%	$675	$721	$16,799	$(46)
Equipment rents	1,559	2.9%	3,083	5.1%	(1,524)	140	3,223	(1,664)
Purchased services	6,083	11.2%	5,080	8.3%	1,003	220	5,300	783
Depreciation and amortization	7,129	13.2%	7,151	11.7%	(22)	322	7,473	(344)
Diesel fuel used in train operations	5,467	10.1%	6,004	9.8%	(537)	262	6,266	(799)
Casualties and insurance	1,938	3.6%	1,696	2.8%	242	52	1,748	190
Materials	2,744	5.1%	2,964	4.9%	(220)	141	3,105	(361)
Trackage rights	2,884	5.3%	2,457	4.0%	427	106	2,563	321
Net gain on sale of assets	10	—%	(7)	—%	17	(1)	(8)	18
Restructuring costs	73	0.1%	—	—%	73	—	—	73
Other expenses	5,138	9.5%	1,541	2.5%	3,597	94	1,635	3,503
Total operating expenses	$49,778	91.9%	$46,047	75.5%	$3,731	$2,057	$48,104	$1,674
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following information discusses the significant changes in operating expenses of our Australian Operations excluding a $2.1 million increase from the appreciation of the Australian dollar relative to the United States dollar.
Equipment rents expense was $1.6 million for the three months ended September 30, 2016, compared with $3.2 million for the three months ended September 30, 2015, a decrease of $1.7 million, or 51.6%. The decrease was primarily attributable to a change in classification of maintenance expense associated with certain leased equipment from equipment rents expense in 2015 to purchased services expense in 2016.
Purchased services expense was $6.1 million for the three months ended September 30, 2016, compared with $5.3 million for the three months ended September 30, 2015, an increase of $0.8 million, or 14.8%. The increase was primarily attributable to a change in classification of maintenance expense associated with certain leased equipment from equipment rents expense in 2015 to purchased services expense in 2016, partially offset by insourcing maintenance of way activities in 2015.

The cost of diesel fuel used in train operations was $5.5 million for the three months ended September 30, 2016, compared with $6.3 million for the three months ended September 30, 2015, a decrease of $0.8 million, or 12.8%. The decrease consisted of a $1.5 million decrease primarily due to a 23.0% decrease in average fuel cost per gallon, partially offset by a $0.7 million increase due to a 13.1% increase in gallons.
Other expenses were $5.1 million for the three months ended September 30, 2016, compared with $1.6 million for the three months ended September 30, 2015, an increase of $3.5 million. The increase was primarily due to $2.9 million of corporate development and related costs primarily associated with the GRail Transactions.
Operating Income/Operating Ratio
Our Australian Operations had operating income of $4.4 million for the three months ended September 30, 2016, compared with operating income of $15.0 million for the three months ended September 30, 2015. Operating income for the three months ended September 30, 2016 included $2.9 million of corporate development and related costs, primarily associated with the GRail Transactions. The operating ratio was 91.9% for the three months ended September 30, 2016, compared with 75.5% for the three months ended September 30, 2015.
U.K./European Operations
Operating Revenues
The following table sets forth our U.K./European Operations operating revenues and carloads for the three months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended		Increase/(Decrease) in Total Operations
	September 30,				Currency Impact
	2016	2015	Amount	%
Freight revenues	$88,341	$104,746	$(16,405)	(15.7)%	$(11,694)
Freight-related revenues	43,873	62,479	(18,606)	(29.8)%	(5,858)
All other revenues	4,444	3,498	946	27.0%	(513)
Total operating revenues	$136,658	$170,723	$(34,065)	(20.0)%	$(18,065)
Carloads	294,283	304,547	(10,264)	(3.4)%
Freight Revenues
The following table sets forth the changes in our U.K./European Operations freight revenues by commodity group for the three months ended September 30, 2016, compared with the three months ended September 30, 2015 (dollars in thousands):

	Three Months Ended September 30,				Increase/(Decrease)	Currency Impact	2015 Constant Currency*	Increase/(Decrease) Constant Currency*
	2016		2015
Commodity Group	Amount	% of Total	Amount	% of Total
Agricultural Products	$628	0.7%	$131	0.1%	$497	$(3)	$128	$500
Coal & coke	3,199	3.6%	6,616	6.3%	(3,417)	(852)	5,764	(2,565)
Intermodal	67,553	76.5%	79,880	76.3%	(12,327)	(9,559)	70,321	(2,768)
Minerals & Stone	16,961	19.2%	18,119	17.3%	(1,158)	(1,280)	16,839	122
Total freight revenues	$88,341	100.0%	$104,746	100.0%	$(16,405)	$(11,694)	$93,052	$(4,711)
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.

The following table sets forth our U.K./European Operations freight revenues, carloads and average freight revenues per carload for the three months ended September 30, 2016 and 2015 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads		Average Freight Revenues Per Carload

	Three Months Ended September 30,				Three Months Ended September 30,		Three Months Ended September 30,
	2016		2015 Constant Currency*
Commodity Group	Amount	% of Total	Amount	% of Total	2016	2015	2016	2015	2015 Constant Currency*
Agricultural Products	$628	0.7%	$128	0.1%	652	169	$963	$775	$757
Coal & Coke	3,199	3.6%	5,764	6.2%	9,276	17,678	345	374	326
Intermodal	67,553	76.5%	70,321	75.6%	239,055	243,161	283	329	289
Minerals & Stone	16,961	19.2%	16,839	18.1%	45,300	43,539	374	416	387
Total	$88,341	100.0%	$93,052	100.0%	294,283	304,547	$300	$344	$306
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
Total traffic from our U.K./European Operations decreased 10,264 carloads, or 3.4%, for the three months ended September 30, 2016, compared with the same period in 2015. The decline in traffic was principally due to decreases of 8,402 carloads of coal and coke traffic (primarily in the U.K. and Poland) and 4,106 carloads of intermodal traffic (primarily in the U.K.), partially offset by an increase of 1,761 carloads of minerals and stone traffic and 483 carloads of agricultural products traffic.
The following information discusses the significant changes in our U.K./European Operations freight revenues by commodity group excluding the impact of foreign currency. Other changes in average freight revenues per carload in a commodity group can be impacted by changes in customer rates and fuel surcharges, as well as changes in the mix of customer traffic within a commodity group.
Average freight revenues per carload from our U.K./European Operations decreased 2.0% to $300 for the three months ended September 30, 2016, compared with the same period in 2015.
Coal and coke revenues decreased $2.6 million, or 44.5%, primarily due to a traffic decrease of 8,402 carloads, or 47.5%, which decreased revenues by $2.9 million. The carload decrease was primarily due to lower demand for steam coal in the U.K. as a result of competition from natural gas power generation.
Intermodal revenues decreased $2.8 million, or 3.9%. Intermodal average freight revenues per carload decreased 2.1%, which decreased revenues by $1.6 million, and traffic decreased 4,106 carloads, or 1.7%, which decreased revenues by $1.2 million. The decrease in carloads was primarily due to congestion in the port of Felixstowe, which though moderating, is expected to continue into the fourth quarter.
Freight revenues from all remaining commodities combined increased by $0.6 million.
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
Excluding a $5.9 million decrease due to the impact of foreign currency depreciation, freight-related revenues from our U.K./European Operations decreased $12.7 million, or 22.5%, to $43.9 million for the three months ended September 30, 2016, compared with $56.6 million for the three months ended September 30, 2015. The decrease was primarily due to a decline in Continental Europe intermodal services as unprofitable routes were rationalized, as well as lower utilization of scheduled intermodal services along certain routes. Also, in the U.K., infrastructure services declined as a result of a delay in track projects.

All Other Revenues
Excluding a $0.5 million decrease due to the impact of foreign currency depreciation, all other revenues from our U.K./European Operations, which includes revenues from third-party car and locomotive repairs, property rentals and other ancillary revenues not directly related to the movement of freight, increased $1.5 million to $4.4 million for the three months ended September 30, 2016, compared with $3.0 million for the three months ended September 30, 2015.
Operating Expenses
Total operating expenses from our U.K./European Operations were $136.3 million for the three months ended September 30, 2016, compared with $158.7 million for the three months ended September 30, 2015, a decrease of $22.4 million, or 14.1%. The decrease included a $16.4 million decrease from the impact of foreign currency depreciation.
The following table sets forth operating expenses from our U.K./European Operations for the three months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended September 30,
	2016		2015		Increase/(Decrease)	Currency Impact	2015 Constant Currency*	Increase/(Decrease) Constant Currency*
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$42,056	30.8%	$48,710	28.6%	$(6,654)	$(6,669)	$42,041	$15
Equipment rents	21,012	15.4%	24,878	14.6%	(3,866)	(2,493)	22,385	(1,373)
Purchased services	29,701	21.7%	32,948	19.3%	(3,247)	(1,720)	31,228	(1,527)
Depreciation and amortization	6,627	4.9%	5,994	3.5%	633	(778)	5,216	1,411
Diesel fuel used in train operations	10,450	7.7%	11,816	6.9%	(1,366)	(1,400)	10,416	34
Electricity used in train operations	3,226	2.4%	5,164	3.0%	(1,938)	(239)	4,925	(1,699)
Casualties and insurance	1,169	0.9%	2,223	1.3%	(1,054)	(301)	1,922	(753)
Materials	4,712	3.4%	8,472	5.0%	(3,760)	(1,194)	7,278	(2,566)
Trackage rights	10,850	7.9%	13,285	7.8%	(2,435)	(1,012)	12,273	(1,423)
Net gain on sale of assets	(78)	(0.1)%	(142)	(0.1)%	64	11	(131)	53
Restructuring costs	39	—%	—	—%	39	—	—	39
Other expenses	6,568	4.8%	5,346	3.1%	1,222	(587)	4,759	1,809
Total operating expenses	$136,332	99.8%	$158,694	93.0%	$(22,362)	$(16,382)	$142,312	$(5,980)
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following information discusses the significant changes in operating expenses of our U.K./European Operations excluding a decrease of $16.4 million due to the impact of foreign currency depreciation.
Equipment rents expense was $21.0 million for the three months ended September 30, 2016, compared with $22.4 million for the three months ended September 30, 2015, a decrease of $1.4 million, or 6.1%. The decrease was primarily due to reduced locomotive costs as a result of lower traffic and reduced railcar maintenance, partially offset by a reclassification of maintenance activities on certain leased equipment from materials expense in 2015 to equipment rents expense in 2016.
Purchased services expense was $29.7 million for the three months ended September 30, 2016, compared with $31.2 million for the three months ended September 30, 2015, a decrease of $1.5 million, or 4.9%. The decrease was primarily due to a decrease in handling, crewing and other third-party operating services resulting from reduced Continental Europe intermodal services.
Depreciation and amortization expense was $6.6 million for the three months ended September 30, 2016, compared with $5.2 million for the three months ended September 30, 2015, an increase of $1.4 million, or 27.1%. The increase was primarily attributable to capital expenditures in 2015.
The cost of electricity used in train operations was $3.2 million for the three months ended September 30, 2016, compared with $4.9 million for the three months ended September 30, 2015, a decrease of $1.7 million, or 34.5%. The decrease was primarily due to reduced Continental Europe intermodal services.

Materials expense, which primarily consists of the costs of materials purchased for use in repairing and maintaining our locomotives, railcars and other equipment as well as costs for general tools and supplies used in our business, was $4.7 million for the three months ended September 30, 2016, compared with $7.3 million for the three months ended September 30, 2015, a decrease of $2.6 million, or 35.3%. The decrease was primarily due to a reclassification of maintenance activities on certain leased equipment from materials expense in 2015 to equipment rents expense in 2016.
Trackage rights expense was $10.9 million for the three months ended September 30, 2016, compared with $12.3 million for the three months ended September 30, 2015, a decrease of $1.4 million, or 11.6%. The decrease was primarily due to reduced Continental Europe intermodal services.
Other expenses were $6.6 million for the three months ended September 30, 2016, compared with $4.8 million for the three months ended September 30, 2015, an increase of $1.8 million, or 38.0%. The increase was primarily due to the change in the estimated fair value of deferred consideration. For additional information regarding deferred consideration, see Note 7, Fair Value of Financial Instruments, to our Consolidated Financial Statements.
Operating Income
Our U.K./European Operations had operating income of $0.3 million for the three months ended September 30, 2016, compared with operating income of $12.0 million for the three months ended September 30, 2015. The decrease in operating income from our U.K./European Operations for the three months ended September 30, 2016 was primarily due to lower U.K. intermodal and infrastructure services of approximately $4 million resulting from port congestion and timing of rail projects and a loss of approximately $3 million from Continental Europe intermodal due to business restructuring, exiting traffic lanes and surplus equipment. In addition, our U.K. coal business had residual surplus equipment costs of approximately $2 million and our overall U.K./European Operations had a negative impact from the depreciation of foreign currencies relative to the United States dollar of approximately $2 million.
Nine Months Ended September 30, 2016 Compared with Nine Months Ended September 30, 2015
Consolidated Operating Results
Operating Revenues
The following table sets forth our operating revenues and carloads by new operations and existing operations for the nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Nine Months Ended September 30,				Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations
	2016			2015
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%	Currency Impact
Freight revenues	$1,017,003	$73,414	$943,589	$1,051,760	$(34,757)	(3.3)%	$(108,171)	(10.3)%	$(23,025)
Freight-related revenues	396,666	49,395	347,271	361,524	35,142	9.7%	(14,253)	(3.9)%	(9,329)
All other revenues	71,324	4,651	66,673	72,264	(940)	(1.3)%	(5,591)	(7.7)%	(1,904)
Total operating revenues	$1,484,993	$127,460	$1,357,533	$1,485,548	$(555)	—%	$(128,015)	(8.6)%	$(34,258)
Carloads	2,128,114	231,791	1,896,323	2,022,886	105,228	5.2%	(126,563)	(6.3)%
Operating Expenses
Total operating expenses for the nine months ended September 30, 2016 increased $53.0 million, or 4.4%, to $1,249.0 million, compared with $1,195.9 million for the nine months ended September 30, 2015. The increase included $126.9 million from new operations, partially offset by a decrease of $73.8 million from existing operations. The decrease from existing operations was primarily due to a $30.8 million decrease from the depreciation of foreign currencies relative to the United States dollar as well as decreases of $24.1 million in the cost of diesel fuel used in train operations, $12.6 million in labor and benefits, $12.5 million in equipment rents, $11.8 million in materials and $8.3 million in purchased services. These decreases were partially offset by an $8.8 million increase in depreciation and amortization and $6.3 million of restructuring costs. Total operating expenses for the nine months ended September 30, 2016 also included a $13.0 million non-cash write-down of a rolling-stock maintenance facility and the write-off of accounts receivable of $8.1 million, both of which were associated with an iron ore customer in Australia that entered into voluntary administration in April 2016.

The following table sets forth our total operating expenses for the nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Nine Months Ended September 30,				Increase/(Decrease)	Currency Impact	2015 Constant Currency*	Increase/(Decrease)Constant Currency*
	2016		2015
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$475,297	32.0%	$456,089	30.7%	$19,208	$(12,312)	$443,777	$31,520
Equipment rents	113,634	7.7%	110,145	7.3%	3,489	(3,912)	106,233	7,401
Purchased services	149,125	10.0%	135,849	9.2%	13,276	(3,075)	132,774	16,351
Depreciation and amortization	151,095	10.2%	138,568	9.3%	12,527	(2,332)	136,236	14,859
Diesel fuel used in train operations	83,851	5.7%	101,856	6.9%	(18,005)	(2,871)	98,985	(15,134)
Electricity used in train operations	9,895	0.7%	10,530	0.7%	(635)	(290)	10,240	(345)
Casualties and insurance	28,814	1.9%	30,027	2.0%	(1,213)	(621)	29,406	(592)
Materials	62,662	4.2%	70,764	4.8%	(8,102)	(2,092)	68,672	(6,010)
Trackage rights	64,509	4.3%	57,270	3.9%	7,239	(1,829)	55,441	9,068
Net loss/(gain) on sale and impairment of assets	11,993	0.8%	(1,981)	(0.1)%	13,974	15	(1,966)	13,959
Restructuring costs	6,320	0.4%	—	—%	6,320	—	—	6,320
Other expenses	91,757	6.2%	86,801	5.8%	4,956	(1,526)	85,275	6,482
Total operating expenses	$1,248,952	84.1%	$1,195,918	80.5%	$53,034	$(30,845)	$1,165,073	$83,879
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
Operating Income/Operating Ratio
Operating income was $236.0 million for the nine months ended September 30, 2016, compared with $289.6 million for the nine months ended September 30, 2015. Operating income for the nine months ended September 30, 2016 included impairment and related costs of $21.1 million, consisting of a $13.0 million non-cash write-down of a rolling-stock maintenance facility and the write-off of accounts receivable of $8.1 million, both of which were associated with an iron ore customer in Australia entering into voluntary administration. In addition, operating income for the nine months ended September 30, 2016 included corporate development and related costs of $7.3 million, primarily associated with the GRail and P&W transactions, and restructuring costs of $6.3 million. Operating income for the nine months ended September 30, 2015 included Freightliner acquisition and integration costs of $14.0 million, Australian severance costs of $2.3 million and corporate development and related costs of $0.8 million.
Our operating ratio was 84.1% for the nine months ended September 30, 2016, compared with 80.5% for the nine months ended September 30, 2015. Our same railroad operating ratio for the nine months ended September 30, 2016 was 82.7%, compared with 80.5% for the nine months ended September 30, 2015.
Interest Expense
Interest expense was $53.0 million for the nine months ended September 30, 2016, compared with $48.7 million for the nine months ended September 30, 2015. The increase in interest expense was primarily due to a higher debt balance resulting from the acquisition of Freightliner.
Provision for Income Taxes
Our effective income tax rate for the nine months ended September 30, 2016 was 29.2%, compared with 37.2% for the nine months ended September 30, 2015. Our provision for income taxes for the nine months ended September 30, 2016 included an income tax benefit of $21.4 million associated with the United States Short Line Tax Credit, a tax benefit of $4.3 million associated with a reduction in the U.K. income tax rate, which was enacted in September 2016, and a valuation allowance of A$2.6 million (or $2.0 million at the average exchange rate in March of 2016) associated with the impairment of GWA's now idle rolling-stock maintenance facility (see Note 2, Changes in Operations, to our Consolidated Financial Statements) that was formerly used in connection with the Southern Iron rail haulage agreement. For additional information regarding our provision for income taxes, see Note 9, Income Taxes, to our Consolidated Financial Statements.

Net Income and Earnings Per Common Share
Net income for the nine months ended September 30, 2016 was $132.2 million, compared with $140.1 million for the nine months ended September 30, 2015. Our basic EPS were $2.31 with 57.2 million weighted average shares outstanding for the nine months ended September 30, 2016, compared with basic EPS of $2.47 with 56.7 million weighted average shares outstanding for the nine months ended September 30, 2015. Our diluted EPS for the nine months ended September 30, 2016 were $2.28 with 58.1 million weighted average shares outstanding, compared with diluted EPS of $2.42 with 57.8 million weighted average shares outstanding for the nine months ended September 30, 2015. Our results for the nine months ended September 30, 2016 and 2015 included certain items affecting comparability between the periods as previously presented in the "Overview."
Operating Results by Segment
The following tables set forth our North American Operations, Australian Operations and U.K./European Operations for the nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Nine Months Ended September 30, 2016
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$681,154	$80,390	$255,459	$1,017,003
Freight-related revenues	184,627	76,142	135,897	396,666
All other revenues	48,766	4,699	17,859	71,324
Total operating revenues	$914,547	$161,231	$409,215	$1,484,993
Operating expenses:
Labor and benefits	295,603	49,321	130,373	475,297
Equipment rents	43,481	4,884	65,269	113,634
Purchased services	47,171	17,432	84,522	149,125
Depreciation and amortization	110,398	21,018	19,679	151,095
Diesel fuel used in train operations	41,578	14,042	28,231	83,851
Electricity used in train operations	—	—	9,895	9,895
Casualties and insurance	20,398	5,026	3,390	28,814
Materials	38,168	8,033	16,461	62,662
Trackage rights	26,799	7,201	30,509	64,509
Net (gain)/loss on sale and impairment of assets	(851)	12,992	(148)	11,993
Restructuring costs	805	789	4,726	6,320
Other expenses	54,843	18,491	18,423	91,757
Total operating expenses	678,393	159,229	411,330	1,248,952
Operating income/(loss)	$236,154	$2,002	$(2,115)	$236,041
Operating ratio	74.2%	98.8%	100.5%	84.1%
Interest expense, net	$29,730	$6,963	$15,529	$52,222
Provision for/(benefit from) income taxes	$59,354	$521	$(5,312)	$54,563
Carloads	1,171,314	134,006	822,794	2,128,114
Expenditures for additions to property & equipment, net of grants from outside parties	$95,282	$8,094	$26,195	$129,571

	Nine Months Ended September 30, 2015
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$722,593	$118,602	$210,565	$1,051,760
Freight-related revenues	170,473	62,243	128,808	361,524
All other revenues	50,101	6,918	15,245	72,264
Total operating revenues	$943,167	$187,763	$354,618	$1,485,548
Operating expenses:
Labor and benefits	303,635	52,212	100,242	456,089
Equipment rents	50,940	9,289	49,916	110,145
Purchased services	46,612	15,838	73,399	135,849
Depreciation and amortization	105,399	20,771	12,398	138,568
Diesel fuel used in train operations	60,226	15,903	25,727	101,856
Electricity used in train operations	—	—	10,530	10,530
Casualties and insurance	20,661	5,463	3,903	30,027
Materials	45,389	7,898	17,477	70,764
Trackage rights	18,816	10,877	27,577	57,270
Net gain on sale of assets	(1,724)	(45)	(212)	(1,981)
Other expenses	68,947	5,224	12,630	86,801
Total operating expenses	718,901	143,430	333,587	1,195,918
Operating income	$224,266	$44,333	$21,031	$289,630
Operating ratio	76.2%	76.4%	94.1%	80.5%
Interest expense, net	$30,149	$6,659	$11,561	$48,369
Loss on settlement of foreign currency forward purchase contracts	$16,374	$2,312	$—	$18,686
Provision for income taxes	$71,559	$10,653	$805	$83,017
Carloads	1,256,172	154,660	612,054	2,022,886
Expenditures for additions to property & equipment, net of grants from outside parties	$205,330	$20,128	$19,236	$244,694
North American Operations
Operating Revenues
The following table sets forth our North American Operations operating revenues and carloads for the nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Nine Months Ended		Increase/(Decrease) in Total Operations		Currency Impact
	September 30, 2016
	2016	2015	Amount	%
Freight revenues	$681,154	$722,593	$(41,439)	(5.7)%	$(2,497)
Freight-related revenues	184,627	170,473	14,154	8.3%	(806)
All other revenues	48,766	50,101	(1,335)	(2.7)%	(452)
Total operating revenues	$914,547	$943,167	$(28,620)	(3.0)%	$(3,755)
Carloads	1,171,314	1,256,172	(84,858)	(6.8)%

Freight Revenues
The following table sets forth the changes in our North American Operations freight revenues by commodity group for the nine months ended September 30, 2016, compared with the nine months ended September 30, 2015 (dollars in thousands):

	Nine Months Ended September 30,				Increase/(Decrease)	Currency Impact	2015 Constant Currency*	Increase/(Decrease) Constant Currency*
	2016		2015
Commodity Group	Amount	% of Total	Amount	% of Total
Agricultural Products	$84,601	12.4%	$94,762	13.1%	$(10,161)	$(340)	94,422	(9,821)
Autos & Auto Parts	13,373	2.0%	13,675	1.9%	(302)	(104)	13,571	(198)
Chemicals & Plastics	103,569	15.2%	106,181	14.7%	(2,612)	(406)	105,775	(2,206)
Coal & Coke	53,311	7.8%	73,713	10.2%	(20,402)	(80)	73,633	(20,322)
Food & Kindred Products	24,956	3.7%	26,235	3.6%	(1,279)	(24)	26,211	(1,255)
Intermodal	12	—%	7	—%	5	—	7	5
Lumber & Forest Products	63,013	9.3%	60,147	8.3%	2,866	(104)	60,043	2,970
Metallic Ores	13,078	1.9%	15,018	2.1%	(1,940)	(118)	14,900	(1,822)
Metals	78,327	11.5%	79,935	11.1%	(1,608)	(373)	79,562	(1,235)
Minerals & Stone	85,440	12.5%	89,541	12.4%	(4,101)	(116)	89,425	(3,985)
Petroleum Products	52,335	7.7%	49,417	6.8%	2,918	(274)	49,143	3,192
Pulp & Paper	79,087	11.6%	85,722	11.9%	(6,635)	(469)	85,253	(6,166)
Waste	15,552	2.3%	13,390	1.8%	2,162	(12)	13,378	2,174
Other	14,500	2.1%	14,850	2.1%	(350)	(77)	14,773	(273)
Total freight revenues	$681,154	100.0%	$722,593	100.0%	$(41,439)	$(2,497)	$720,096	$(38,942)
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.

The following table sets forth our North American Operations freight revenues, carloads and average freight revenues per carload for the nine months ended September 30, 2016 and 2015 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads		Average Freight Revenues Per Carload

	Nine Months Ended September 30,				Nine Months Ended September 30,		Nine Months Ended September 30,
	2016		2015 Constant Currency*
Commodity Group	Amount	% of Total	Amount	% of Total	2016	2015	2016	2015	2015 Constant Currency*
Agricultural Products	$84,601	12.4%	$94,422	13.2%	159,369	163,037	$531	$581	$579
Autos & Auto Parts	13,373	2.0%	13,571	1.9%	21,987	21,670	608	631	626
Chemicals & Plastics	103,569	15.2%	105,775	14.7%	131,636	135,509	787	784	781
Coal & Coke	53,311	7.8%	73,633	10.2%	157,943	214,254	338	344	344
Food & Kindred Products	24,956	3.7%	26,211	3.6%	44,969	45,875	555	572	571
Intermodal	12	—%	7	—%	136	78	88	90	90
Lumber & Forest Products	63,013	9.3%	60,043	8.3%	104,646	102,325	602	588	587
Metallic Ores	13,078	1.9%	14,900	2.1%	16,883	18,770	775	800	794
Metals	78,327	11.5%	79,562	11.0%	103,764	104,232	755	767	763
Minerals & Stone	85,440	12.5%	89,425	12.4%	149,093	160,233	573	559	558
Petroleum Products	52,335	7.7%	49,143	6.8%	76,410	76,154	685	649	645
Pulp & Paper	79,087	11.6%	85,253	11.8%	124,017	133,337	638	643	639
Waste	15,552	2.3%	13,378	1.9%	33,226	28,970	468	462	462
Other	14,500	2.1%	14,773	2.1%	47,235	51,728	307	287	286
Total	$681,154	100.0%	$720,096	100.0%	1,171,314	1,256,172	$582	$575	$573
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
Total traffic from our North American Operations decreased 84,858 carloads, or 6.8%, for the nine months ended September 30, 2016, compared with the same period in 2015. The decline in traffic was principally due to decreases of 56,311 carloads of coal and coke traffic, 11,140 carloads of minerals and stone traffic, 9,320 carloads of pulp and paper traffic, 4,493 carloads of other traffic, 3,873 carloads of chemicals and plastics traffic and 3,668 carloads of agricultural products traffic, partially offset by increases of 4,256 carloads of waste traffic and 2,321 carloads of lumber and forest products traffic. All remaining traffic decreased by a net 2,630 carloads.
The following information discusses the significant changes in our North American Operations freight revenues by commodity group excluding the impact of foreign currency. Other changes in average freight revenues per carload in a commodity group can be impacted by changes in customer rates and fuel surcharges, as well as changes in the mix of customer traffic within a commodity group.
Average freight revenues per carload from our North American Operations increased 1.6% to $582 for the nine months ended September 30, 2016, compared with the same period in 2015. A change in the mix of business increased average freight revenues per carload by 1.8%, while lower fuel surcharges decreased average freight revenues per carload by 2.8%. Excluding these factors, average freight revenues per carload from our North American Operations increased 2.6%.
Agricultural products revenues decreased $9.8 million, or 10.4%. Agricultural products average freight revenues per carload decreased 8.3%, which decreased revenues by $7.9 million, and traffic decreased 3,668 carloads, or 2.2%, which decreased revenues by $1.9 million. The decrease in average freight revenues per carload was primarily driven by a change in the mix of business and lower fuel surcharges. The carload decrease was primarily due to decreased grain shipments in the United States as a result of depressed grain prices and a decrease in export traffic due to a strong United States dollar.

Chemicals and plastics revenues decreased $2.2 million, or 2.1%. Chemicals and plastics traffic decreased 3,873 carloads, or 2.9%, which decreased revenues by $3.0 million, while average freight revenues per carload increased 0.8%, which increased revenues by $0.8 million. The carload decrease was primarily due to decreased shipments of industrial chemicals in the midwestern United States.
Coal and coke revenues decreased $20.3 million, or 27.6%. Coal and coke traffic decreased 56,311 carloads, or 26.3%, which decreased revenues by $19.0 million, and average freight revenues per carload decreased 1.7%, which decreased revenues by $1.3 million. The decrease was primarily due to lower demand for steam coal as a result of competition from natural gas power generation.
Lumber and forest products revenues increased $3.0 million, or 4.9%. Lumber and forest products average freight revenues per carload increased 2.6%, which increased revenues by $1.6 million, and traffic increased 2,321 carloads, or 2.3%, which increased revenues by $1.4 million. The carload increase was primarily due to increased lumber shipments in the northeastern United States.
Metallic ores revenues decreased $1.8 million, or 12.2%. Metallic ores traffic decreased 1,887 carloads, or 10.1%, which decreased revenues by $1.5 million, and average freight revenues per carload decreased 2.4%, which decreased revenues by $0.3 million. The carload decrease was primarily due to the planned idling of an alumina customer facility in the southern United States and lower production at a copper facility.
Minerals and stone revenues decreased $4.0 million, or 4.5%. Minerals and stone traffic decreased 11,140 carloads, or 7.0%, which decreased revenues by $6.4 million, while average freight revenues per carload increased 2.7%, which increased revenues by $2.4 million. The carload decrease was primarily due to weaker rock salt shipments due to the mild 2015 winter and lower frac sand shipments in the northeastern United States, partially offset by stronger aggregates shipments in the southeastern United States.
Petroleum products revenues increased $3.2 million, or 6.5%, primarily due to an increase in average freight revenues per carload of 6.2%. The increase in average freight revenues per carload was primarily due to a change in the mix of business.
Pulp and paper revenues decreased $6.2 million, or 7.2%, primarily due to a traffic decrease of 9,320 carloads, or 7.0%. The carload decrease was primarily due to decreased shipments resulting from trucking competition and the closure of several plants we served due to consolidation within the paper industry.
Waste revenues increased $2.2 million, or 16.3%, primarily due to a traffic increase of 4,256 carloads, or 14.7%, primarily resulting from new contracts in the United States.
Freight revenues from all remaining commodities combined decreased by a net $3.0 million.
Freight-Related Revenues
Excluding a $0.8 million decrease due to the impact of foreign currency depreciation, freight-related revenues from our North American Operations, which includes revenues from railcar switching, track access rights, crewing services, storage and other ancillary revenues related to the movement of freight, increased $15.0 million, or 8.8%, to $184.6 million for the nine months ended September 30, 2016. The increase was primarily driven by a change in the presentation of revenues from certain of our port terminal railroad operations, which were previously presented net of the related costs incurred and an increase in storage revenue.
All Other Revenues
Excluding a $0.5 million decrease due to the impact of foreign currency depreciation, all other revenues from our North American Operations, which includes revenues from third-party railcar and locomotive repairs, property rentals, railroad construction and other ancillary revenues not directly related to the movement of freight, decreased $0.9 million, or 1.8%, to $48.8 million for the nine months ended September 30, 2016.
Operating Expenses
Total operating expenses from our North American Operations decreased $40.5 million, or 5.6%, to $678.4 million for the nine months ended September 30, 2016, compared with $718.9 million for the nine months ended September 30, 2015. The decrease in operating expenses for the nine months ended September 30, 2016 was primarily due to lower freight volumes and effective management of costs. In addition, $14.0 million of acquisition and integration costs associated with the Freightliner acquisition were incurred in the nine months ended September 30, 2015 and the depreciation of the Canadian dollar relative to the United States dollar resulted in a $3.4 million decrease in operating expenses.

The following table sets forth operating expenses from our North American Operations for the nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Nine Months Ended September 30,							Increase/(Decrease) Constant Currency*
	2016		2015			Currency Impact	2015 Constant Currency*
	Amount	% of Operating Revenues	Amount	% of Operating Revenues	Increase/(Decrease)
Labor and benefits	$295,603	32.3%	$303,635	32.2%	$(8,032)	$(1,296)	$302,339	$(6,736)
Equipment rents	43,481	4.8%	50,940	5.4%	(7,459)	(174)	50,766	(7,285)
Purchased services	47,171	5.2%	46,612	4.9%	559	(228)	46,384	787
Depreciation and amortization	110,398	12.1%	105,399	11.2%	4,999	(734)	104,665	5,733
Diesel fuel used in train operations	41,578	4.5%	60,226	6.4%	(18,648)	(452)	59,774	(18,196)
Casualties and insurance	20,398	2.2%	20,661	2.2%	(263)	(89)	20,572	(174)
Materials	38,168	4.2%	45,389	4.8%	(7,221)	(216)	45,173	(7,005)
Trackage rights	26,799	2.9%	18,816	2.0%	7,983	(11)	18,805	7,994
Net gain on sale of assets	(851)	(0.1)%	(1,724)	(0.2)%	873	4	(1,720)	869
Restructuring costs	805	0.1%	—	—%	805	—	—	805
Other expenses	54,843	6.0%	68,947	7.3%	(14,104)	(219)	68,728	(13,885)
Total operating expenses	$678,393	74.2%	$718,901	76.2%	$(40,508)	$(3,415)	$715,486	$(37,093)
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following information discusses the significant changes in operating expenses of our North American Operations excluding a decrease of $3.4 million due to the impact of foreign currency depreciation.
Labor and benefits expense was $295.6 million for the nine months ended September 30, 2016, compared with $302.3 million for the nine months ended September 30, 2015, a decrease of $6.7 million, or 2.2%. The decrease was primarily due to a reduction in the average number of employees, partially offset by an increase in labor costs.
Equipment rents expense was $43.5 million for the nine months ended September 30, 2016, compared with $50.8 million for the nine months ended September 30, 2015, a decrease of $7.3 million, or 14.4%. The decrease was primarily due to reduced car hire expense and reduced railcar lease expense as a result of the purchase of railcars in 2015.
Depreciation and amortization expense was $110.4 million for the nine months ended September 30, 2016, compared with $104.7 million for the nine months ended September 30, 2015, an increase of $5.7 million, or 5.5%. The increase was primarily attributable to capital expenditures in 2015.
The cost of diesel fuel used in train operations was $41.6 million for the nine months ended September 30, 2016, compared with $59.8 million for the nine months ended September 30, 2015, a decrease of $18.2 million, or 30.4%. The decrease was primarily attributable to a 25.0% decrease in average fuel cost per gallon.
Materials expense was $38.2 million for the nine months ended September 30, 2016, compared with $45.2 million for the nine months ended September 30, 2015, a decrease of $7.0 million, or 15.5%. The decrease was primarily attributable to a reduction in the number of external construction projects in 2016.
Trackage rights expense was $26.8 million for the nine months ended September 30, 2016, compared with $18.8 million for the nine months ended September 30, 2015, an increase of $8.0 million, or 42.5%, primarily resulting from a change in the presentation of certain costs incurred to operate within certain of our port terminal railroad operations, which costs were previously presented as an offset to the revenues generated from the operations.
Other expenses were $54.8 million for the nine months ended September 30, 2016, compared with $68.7 million for the nine months ended September 30, 2015, a decrease of $13.9 million, or 20.2%. The decrease was primarily attributable to acquisition and integration costs related to the Freightliner acquisition in 2015.

Operating Income/Operating Ratio
Operating income from our North American Operations was $236.2 million for the nine months ended September 30, 2016, compared with $224.3 million for the nine months ended September 30, 2015. Operating income for the nine months ended September 30, 2016 included corporate development and related costs of $3.2 million, primarily associated with the P&W and GRail transactions, and restructuring costs of $0.8 million. Operating income for the nine months ended September 30, 2015 included Freightliner acquisition and integration related costs of $14.0 million and a net gain on the sale of assets of $1.7 million. The operating ratio was 74.2% for the nine months ended September 30, 2016, compared with 76.2% for the nine months ended September 30, 2015.
Australian Operations
Operating Revenues
The following table sets forth our Australian Operations operating revenues and carloads by new operations and existing operations for the nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Nine Months Ended September 30,				Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations		Currency Impact
	2016			2015
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%
Freight revenues	$80,390	$—	$80,390	$118,602	$(38,212)	(32.2)%	$(38,212)	(32.2)%	$(3,869)
Freight-related revenues	76,142	10,906	65,236	62,243	13,899	22.3%	2,993	4.8%	(781)
All other revenues	4,699	28	4,671	6,918	(2,219)	(32.1)%	(2,247)	(32.5)%	(226)
Total operating revenues	$161,231	$10,934	$150,297	$187,763	$(26,532)	(14.1)%	$(37,466)	(20.0)%	$(4,876)
Carloads	134,006	—	134,006	154,660	(20,654)	(13.4)%	(20,654)	(13.4)%
Freight Revenues
The following table sets forth the changes in our Australian Operations freight revenues by commodity group for the nine months ended September 30, 2016, compared with the nine months ended September 30, 2015 (dollars in thousands):

	Nine Months Ended September 30,				Increase/(Decrease)	Currency Impact	2015 Constant Currency*	Increase/(Decrease) Constant Currency*
	2016		2015
Commodity Group	Amount	% of Total	Amount	% of Total
Agricultural Products	$13,319	16.6%	$18,222	15.4%	$(4,903)	$(610)	$17,612	$(4,293)
Intermodal	49,305	61.3%	54,293	45.8%	(4,988)	(1,402)	52,891	(3,586)
Metallic Ores	11,490	14.3%	39,666	33.4%	(28,176)	(1,684)	37,982	(26,492)
Minerals & Stone	5,698	7.1%	5,436	4.6%	262	(157)	5,279	419
Petroleum Products	578	0.7%	985	0.8%	(407)	(16)	969	(391)
Total freight revenues	$80,390	100.0%	$118,602	100.0%	$(38,212)	$(3,869)	114,733	$(34,343)
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.

The following table sets forth our Australian Operations freight revenues, carloads and average freight revenues per carload for the nine months ended September 30, 2016 and 2015 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads		Average Freight Revenues Per Carload

	Nine Months Ended September 30,				Nine Months Ended September 30,		Nine Months Ended September 30,
	2016		2015 Constant Currency*
Commodity Group	Amount	% of Total	Amount	% of Total	2016	2015	2016	2015	2015 Constant Currency*
Agricultural Products	$13,319	16.6%	$17,612	15.4%	32,701	40,854	$407	$446	$431
Intermodal	49,305	61.3%	52,891	46.1%	44,360	46,051	1,111	1,179	1,149
Metallic Ores	11,490	14.3%	37,982	33.1%	9,182	23,607	1,251	1,680	1,609
Minerals & Stone	5,698	7.1%	5,279	4.6%	47,552	43,918	120	124	120
Petroleum Products	578	0.7%	969	0.8%	211	230	2,739	4,283	4,213
Total	$80,390	100.0%	$114,733	100.0%	134,006	154,660	$600	$767	$742
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
Total traffic from our Australian Operations decreased 20,654 carloads, or 13.4%, for the nine months ended September 30, 2016, compared with the same period in 2015. The traffic was entirely from existing operations, as Freightliner Australia revenues are exclusively freight-related and all other revenues. The decline in traffic was principally due to decreases of 14,425 carloads of metallic ores traffic, 8,153 carloads of agricultural products traffic and 1,691 carloads of intermodal traffic, partially offset by an increase of 3,634 carloads of minerals and stone traffic.
The following information discusses the significant changes in our Australian Operations freight revenues by commodity group excluding the impact of foreign currency. Other changes in average freight revenues per carload in a commodity group can be impacted by changes in customer rates and fuel surcharges, as well as changes in the mix of customer traffic within a commodity group.
Average freight revenues per carload from our Australian Operations decreased 19.1% to $600 for the nine months ended September 30, 2016, compared with the same period in 2015. The decrease in average freight revenues per carload was primarily due to decreased metallic ores shipments.
Agricultural products revenues decreased $4.3 million, or 24.4%. Agricultural products traffic decreased 8,153 carloads, or 20.0%, which decreased revenues by $3.3 million, and average freight revenues per carload decreased 5.6%, which decreased revenues by $1.0 million. The decrease in carloads was primarily driven by low global crop prices affecting export volumes and carloads diverted by truck to domestic markets in eastern Australia due to weak local harvests in those areas. The decrease in average freight revenues per carload was primarily due to a change in the mix of business.
Intermodal revenues decreased $3.6 million, or 6.8%. Intermodal traffic decreased 1,691 carloads, or 3.7%, which decreased revenues by $1.9 million, and average freight revenues per carload decreased 3.3%, which decreased revenues by $1.7 million. The carload decrease was primarily due to lower project-related traffic and livestock feed traffic. The decrease in average freight revenues per carload was primarily due to lower fuel surcharges.
Metallic ores revenues decreased $26.5 million, or 69.7%. Metallic ores traffic decreased 14,425 carloads, or 61.1%, which decreased revenues by $18.1 million, and average freight revenues per carload decreased 22.2%, which decreased revenues by $8.4 million. These decreases were primarily driven by a decrease in iron ore and manganese shipments as a result of multiple customer mine closures in 2015.
Freight revenues from all remaining commodities combined increased by less than $0.1 million.

Freight-Related Revenues
Excluding a $0.8 million decrease due to the impact of foreign currency depreciation, freight-related revenues from our Australian Operations, which includes revenues from railcar switching, track access rights, crewing services, storage and other ancillary revenues related to the movement of freight, increased $14.7 million, or 23.9%, to $76.1 million for the nine months ended September 30, 2016, compared with $61.5 million for the nine months ended September 30, 2015. The increase in freight-related revenues consisted of $10.9 million from new operations and $3.8 million from existing operations. The increase in freight-related revenues from existing operations was primarily due to temporary shipments of manganese stockpiled at a customer mine facility that will not recur unless the mine is reopened in the future and increased switching revenues, partially offset by lower Southern Iron fixed payments received from Arrium that ceased in April 2016 when Arrium filed for voluntary administration.
All Other Revenues
Excluding a $0.2 million decrease due to the impact of foreign currency depreciation, all other revenues from our Australian Operations, which includes revenues from third-party railcar and locomotive repairs, property rentals and other ancillary revenues not directly related to the movement of freight, decreased $2.0 million, or 29.8%, to $4.7 million for the nine months ended September 30, 2016, compared with $6.7 million for the nine months ended September 30, 2015. The decrease was primarily due to reduced third-party railcar and locomotive repair revenues.
Operating Expenses
Total operating expenses from our Australian Operations for the nine months ended September 30, 2016 increased $15.8 million, or 11.0%, to $159.2 million, compared with $143.4 million for the nine months ended September 30, 2015. The increase consisted of $9.8 million from new operations and $6.0 million from existing operations. The increase from existing operations included $21.1 million related to the impairment of a rolling-stock maintenance facility and associated write-off of accounts receivable in the first quarter of 2016 resulting from an iron ore customer entering voluntary administration, partially offset by a $3.8 million decrease due to the depreciation of the Australian dollar relative to the United States dollar. In addition, lower freight volumes and effective management of operating costs further reduced operating expenses from our Australian Operations for the nine months ended September 30, 2016.
The following table sets forth operating expenses from our Australian Operations for the nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Nine Months Ended September 30,							Increase/(Decrease) Constant Currency*
	2016		2015			Currency Impact	2015 Constant Currency*
	Amount	% of Operating Revenues	Amount	% of Operating Revenues	Increase/(Decrease)
Labor and benefits	$49,321	30.6%	$52,212	27.8%	$(2,891)	$(1,528)	$50,684	$(1,363)
Equipment rents	4,884	3.0%	9,289	4.9%	(4,405)	(200)	9,089	(4,205)
Purchased services	17,432	10.8%	15,838	8.4%	1,594	(408)	15,430	2,002
Depreciation and amortization	21,018	13.0%	20,771	11.1%	247	(483)	20,288	730
Diesel fuel used in train operations	14,042	8.7%	15,903	8.5%	(1,861)	(281)	15,622	(1,580)
Casualties and insurance	5,026	3.1%	5,463	2.9%	(437)	(168)	5,295	(269)
Materials	8,033	5.0%	7,898	4.2%	135	(145)	7,753	280
Trackage rights	7,201	4.5%	10,877	5.8%	(3,676)	(413)	10,464	(3,263)
Net loss/(gain) on sale and impairment of assets	12,992	8.1%	(45)	—%	13,037	(1)	(46)	13,038
Restructuring costs	789	0.5%	—	—%	789	—	—	789
Other expenses	18,491	11.5%	5,224	2.8%	13,267	(156)	5,068	13,423
Total operating expenses	$159,229	98.8%	$143,430	76.4%	$15,799	$(3,783)	$139,647	$19,582
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.

The following information discusses the significant changes in operating expenses of our Australian Operations excluding a decrease of $3.8 million due to the impact of foreign currency depreciation.
Labor and benefits expense was $49.3 million for the nine months ended September 30, 2016, compared with $50.7 million for the nine months ended September 30, 2015, a decrease of $1.4 million, or 2.7%. The decrease consisted of $5.5 million from existing operations, partially offset by $4.1 million from new operations. The decrease from existing operations was primarily due to a decrease in the average number of employees as a result of changes made to the operating plans in Australia associated with mine closures and severance costs recorded in 2015.
Equipment rents expense was $4.9 million for the nine months ended September 30, 2016, compared with $9.1 million for the nine months ended September 30, 2015, a decrease of $4.2 million, or 46.3%. The decrease consisted of $4.8 million from existing operations, partially offset by $0.6 million from new operations. The decrease from existing operations was primarily attributable to a change in classification of maintenance expense associated with certain leased equipment from equipment rents expense in 2015 to purchased services expense in 2016, as well as reduced leased freight car expense associated with lower grain shipments.
Purchased services expense was $17.4 million for the nine months ended September 30, 2016, compared with $15.4 million for the nine months ended September 30, 2015, an increase of $2.0 million, or 13.0%. The increase consisted of $1.7 million from new operations and $0.3 million from existing operations. The increase was primarily attributable to a change in classification of maintenance expense associated with certain leased equipment from equipment rents expense in 2015 to purchased services expense in 2016, partially offset by insourcing maintenance of way activities in 2015.
The cost of diesel fuel used in train operations was $14.0 million for the nine months ended September 30, 2016, compared with $15.6 million for the nine months ended September 30, 2015, a decrease of $1.6 million, or 10.1%. The decrease consisted of $3.5 million from existing operations, partially offset by $2.0 million from new operations. The decrease from existing operations was primarily attributable to a 27.0% decrease in average fuel cost per gallon.
Trackage rights expense was $7.2 million for the nine months ended September 30, 2016, compared with $10.5 million for the nine months ended September 30, 2015, a decrease of $3.3 million, or 31.2%. The decrease consisted of $3.5 million from existing operations, partially offset by $0.3 million from new operations. The decrease from existing operations was primarily attributable to decreased shipments as a result of a customer iron ore mine closure in South Australia.
Net loss on the sale and impairment of assets for the nine months ended September 30, 2016 of $13.0 million was primarily related to the impairment of a maintenance facility resulting from an iron ore customer entering voluntary administration.
Other expenses were $18.5 million for the nine months ended September 30, 2016, compared with $5.1 million for the nine months ended September 30, 2015, an increase of $13.4 million. The increase consisted of $13.1 million from existing operations and $0.4 million from new operations. The increase from existing operations was primarily due to the write-off of accounts receivable associated with an iron ore customer entering into voluntary administration and increased corporate development and related costs primarily associated with the GRail Transactions.
Operating Income
Operating income from our Australian Operations was $2.0 million for the nine months ended September 30, 2016, compared with $44.3 million for the nine months ended September 30, 2015. For the nine months ended September 30, 2016, Australian Operations recorded charges of $21.1 million, including a $13.0 million non-cash charge related to the impairment of a rolling-stock maintenance facility and associated write-off of accounts receivable of $8.1 million, resulting from an iron ore customer entering into voluntary administration. Operating income for the nine months ended September 30, 2016 also included $3.9 million of corporate development and related costs primarily associated with the GRail Transactions. Operating income for the nine months ended September 30, 2015 included severance costs of $2.3 million.

U.K./European Operations
Operating Revenues
The following table sets forth our U.K./European Operations operating revenues and carloads by new operations and existing operations for the nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Nine Months Ended September 30,				Increase in Total Operations		Decrease in Existing Operations
	2016			2015
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%	Currency Impact
Operating revenues:
Freight revenues	$255,459	$73,414	$182,045	$210,565	$44,894	21.3%	$(28,520)	(13.5)%	$(16,659)
Freight-related revenues	135,897	38,489	97,408	128,808	7,089	5.5%	(31,400)	(24.4)%	(7,742)
All other revenues	17,859	4,623	13,236	15,245	2,614	17.1%	(2,009)	(13.2)%	(1,226)
Total operating revenues	$409,215	$116,526	$292,689	$354,618	$54,597	15.4%	$(61,929)	(17.5)%	$(25,627)
Carloads	822,794	231,791	591,003	612,054	210,740	34.4%	(21,051)	(3.4)%
Freight Revenues
The following table sets forth the changes in our U.K./European Operations freight revenues by commodity group for new operations and existing operations for the nine months ended September 30, 2016, compared with the nine months ended September 30, 2015 (dollars in thousands):

	Nine Months Ended September 30,				Increase/(Decrease) in Total Operations	New Operations	Currency Impact	2015 Constant Currency*	Increase/(Decrease) in Existing Operations Constant Currency*
	2016		2015
Commodity Group	Amount	% of Total	Amount	% of Total
Agricultural Products	$1,364	0.5%	$272	0.1%	$1,092	$321	$(9)	263	$780
Coal & Coke	10,951	4.3%	16,598	7.9%	(5,647)	4,176	(1,433)	15,165	(8,390)
Intermodal	201,001	78.8%	156,572	74.4%	44,429	59,375	(12,987)	143,585	(1,959)
Lumber & Forest Products	126	—%	—	—%	126	64	—	—	62
Metallic Ores	40	—%	—	—%	40	—	—	—	40
Minerals & Stone	41,977	16.4%	37,123	17.6%	4,854	9,478	(2,230)	34,893	(2,394)
Total freight revenues	$255,459	100.0%	$210,565	100.0%	$44,894	$73,414	$(16,659)	193,906	$(11,861)
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.

The following table sets forth our U.K./European Operations freight revenues, carloads and average freight revenues per carload for the nine months ended September 30, 2016 and 2015 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads		Average Freight Revenues Per Carload

	Nine Months Ended September 30,				Nine Months Ended September 30,		Nine Months Ended September 30,
	2016		2015 Constant Currency*
Commodity Group	Amount	% of Total	Amount	% of Total	2016	2015	2016	2015	2015 Constant Currency*
Agricultural Products	$1,364	0.5%	$263	0.1%	1,494	376	$913	$723	$699
Coal & Coke	10,951	4.3%	15,165	7.8%	26,589	43,433	412	382	349
Intermodal	201,001	78.8%	143,585	74.1%	679,693	476,660	296	328	301
Lumber & Forest Products	126	—%	—	—%	315	—	400	N/A	N/A
Metallic Ores	40	—%	—	—%	93	—	430	N/A	N/A
Minerals & Stone	41,977	16.4%	34,893	18.0%	114,610	91,585	366	405	381
Total	$255,459	100.0%	$193,906	100.0%	822,794	612,054	$310	$344	$317
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
Total traffic from our U.K./European Operations increased 210,740 carloads, or 34.4%, for the nine months ended September 30, 2016, compared with the same period in 2015. The increase in carloads included 231,791 carloads from new operations, partially offset by a decrease of 21,051 carloads from existing operations. The decline in traffic from existing operations was due to decreases of 24,760 carloads of coal and coke traffic (primarily in the U.K.) and 5,236 carloads of minerals and stone traffic, partially offset by an increase of 7,951 carloads of intermodal traffic (primarily in the U.K.). All remaining traffic increased by 994 carloads.
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
Average freight revenues per carload from our U.K./European Operations decreased 2.2% to $310 for the nine months ended September 30, 2016, compared with the same period in 2015. Average freight revenues per carload from existing operations decreased 2.8% to $308. The decrease in average freight revenues per carload was primarily due to a change in the mix of business.
Coal and coke revenues decreased $8.4 million, or 55.3%. Coal and coke traffic decreased 24,760 carloads, or 57.0%, which decreased revenues by $9.0 million, while average freight revenues per carload increased 4.0%, which increased revenues by $0.6 million. The carload decrease was due to lower demand for steam coal in the U.K., primarily as a result of competition from natural gas power generation.
Intermodal revenues decreased $2.0 million, or 1.4%. Intermodal average freight revenues per carload decreased 3.0%, which decreased revenues by $4.3 million, while traffic increased 7,951 carloads, or 1.7%, which increased revenues by $2.3 million. The carload increase was primarily due to an increase in the U.K. intermodal container market.
Minerals and stone revenues decreased $2.4 million, or 6.9%, primarily due to a traffic decrease of 5,236 carloads, or 5.7%. The decline in traffic was primarily due to decreased cement shipments in the U.K. and delays in road construction projects in Poland.
Freight revenues from all remaining commodities combined increased by $0.9 million.

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
Excluding a $7.7 million decrease due to the impact of foreign currency depreciation, freight-related revenues from our U.K./European Operations increased $14.8 million, or 12.3%, to $135.9 million for the nine months ended September 30, 2016, compared with $121.1 million for the nine months ended September 30, 2015. The increase in freight-related revenues consisted of $38.5 million from new operations, partially offset by a decrease of $23.7 million from existing operations. The decrease from existing operations was primarily due to a decline in Continental Europe intermodal services.
All Other Revenues
Excluding a $1.2 million decrease due to the impact of foreign currency depreciation, all other revenues from our U.K./European Operations, which includes revenues from third-party car and locomotive repairs, property rentals and other ancillary revenues not directly related to the movement of freight, increased $3.8 million, or 27.4%, to $17.9 million for the nine months ended September 30, 2016, compared with $14.0 million for the nine months ended September 30, 2015. The increase consisted of $4.6 million from new operations, partially offset by a decrease of $0.8 million from existing operations. The decrease from existing operations was primarily due to a temporary contract in 2015 for a passenger operator in the U.K.
Operating Expenses
Total operating expenses from our U.K./European Operations were $411.3 million for the nine months ended September 30, 2016, compared with $333.6 million for the nine months ended September 30, 2015, an increase of $77.7 million, or 23.3%. The increase included $117.1 million from new operations, partially offset by a decrease of $39.4 million from existing operations. The decrease from existing operations included a $23.6 million decrease due to the impact of foreign currency depreciation and $4.7 million of restructuring costs, primarily related to the U.K. coal business.
The following table sets forth operating expenses from our U.K./European Operations for the nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Nine Months Ended September 30,							Increase/(Decrease) Constant Currency*
	2016		2015			Currency Impact	2015 Constant Currency*
	Amount	% of Operating Revenues	Amount	% of Operating Revenues	Increase/(Decrease)
Labor and benefits	$130,373	31.8%	$100,242	28.2%	$30,131	$(9,488)	$90,754	$39,619
Equipment rents	65,269	15.9%	49,916	14.1%	15,353	(3,538)	46,378	18,891
Purchased services	84,522	20.7%	73,399	20.7%	11,123	(2,439)	70,960	13,562
Depreciation and amortization	19,679	4.8%	12,398	3.5%	7,281	(1,115)	11,283	8,396
Diesel fuel used in train operations	28,231	6.9%	25,727	7.3%	2,504	(2,138)	23,589	4,642
Electricity used in train operations	9,895	2.4%	10,530	3.0%	(635)	(290)	10,240	(345)
Casualties and insurance	3,390	0.8%	3,903	1.1%	(513)	(364)	3,539	(149)
Materials	16,461	4.0%	17,477	4.9%	(1,016)	(1,731)	15,746	715
Trackage rights	30,509	7.5%	27,577	7.8%	2,932	(1,405)	26,172	4,337
Net gain on sale of assets	(148)	—%	(212)	(0.1)%	64	12	(200)	52
Restructuring costs	4,726	1.2%	—	—%	4,726	—	—	4,726
Other expenses	18,423	4.5%	12,630	3.6%	5,793	(1,151)	11,479	6,944
Total operating expenses	$411,330	100.5%	$333,587	94.1%	$77,743	$(23,647)	$309,940	$101,390
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.

The following information discusses the significant changes in operating expenses of our U.K./European Operations excluding a decrease of $23.6 million due to the impact of foreign currency depreciation.
Labor and benefits expense was $130.4 million for the nine months ended September 30, 2016, compared with $90.8 million for the nine months ended September 30, 2015, an increase of $39.6 million, which was primarily due to new operations.
Equipment rents expense was $65.3 million for the nine months ended September 30, 2016, compared with $46.4 million for the nine months ended September 30, 2015, an increase of $18.9 million. The increase consisted of $19.3 million from new operations, partially offset by a decrease of $0.4 million from existing operations. The decrease from existing operations was primarily due to a decline in lease expense due to the return of excess leased equipment and reduced maintenance expense as a result of lower traffic, partially offset by a reclassification of maintenance activities on certain leased equipment from materials expense in 2015 to equipment rents expense in 2016.
Purchased services expense was $84.5 million for the nine months ended September 30, 2016, compared with $71.0 million for the nine months ended September 30, 2015, an increase of $13.6 million. The increase consisted of $22.9 million from new operations, partially offset by a decrease of $9.4 million from existing operations. The decrease from existing operations was primarily due to a decrease in handling, crewing and other third-party operating services resulting from reduced Continental Europe intermodal services.
Depreciation and amortization expense was $19.7 million for the nine months ended September 30, 2016, compared with $11.3 million for the nine months ended September 30, 2015, an increase of $8.4 million. The increase consisted of $5.6 million from new operations and $2.8 million from existing operations. The increase from existing operations was primarily attributable to capital expenditures in 2015.
The cost of diesel fuel used in train operations was $28.2 million for the nine months ended September 30, 2016, compared with $23.6 million for the nine months ended September 30, 2015, an increase of $4.6 million. The increase consisted of $7.0 million from new operations, partially offset by a decrease of $2.4 million from existing operations. The decrease from existing operations was primarily due to a 15.2% decrease in average fuel cost per gallon.
The cost of electricity used in train operations was $9.9 million for the nine months ended September 30, 2016, compared with $10.2 million for the nine months ended September 30, 2015, a decrease of $0.3 million. The decrease consisted of $3.1 million from existing operations, partially offset by $2.7 million from new operations. The decrease from existing operations was primarily due to reduced Continental Europe intermodal services.
Materials expense was $16.5 million for the nine months ended September 30, 2016, compared with $15.7 million for the nine months ended September 30, 2015, an increase of $0.7 million. The increase consisted of $5.6 million from new operations, partially offset by a decrease of $4.9 million from existing operations. The decrease from existing operations was primarily due to a reclassification of maintenance activities on certain leased equipment from materials expense in 2015 to equipment rents expense in 2016.
Trackage rights expense was $30.5 million for the nine months ended September 30, 2016, compared with $26.2 million for the nine months ended September 30, 2015, an increase of $4.3 million. The increase consisted of $8.0 million from new operations, partially offset by a decrease of $3.7 million from existing operations. The decrease from existing operations was primarily due to reduced Continental Europe intermodal services.
Restructuring costs for the nine months ended September 30, 2016 of $4.7 million were primarily related to the restructuring of the U.K. coal business.
Other expenses were $18.4 million for the nine months ended September 30, 2016, compared with $11.5 million for the nine months ended September 30, 2015, an increase of $6.9 million. The increase consisted of $4.7 million from new operations and $2.3 million from existing operations. The increase from existing operations was primarily due to the change in the estimated fair value of deferred consideration. For additional information regarding deferred consideration, see Note 7, Fair Value of Financial Instruments, to our Consolidated Financial Statements.

Operating (Loss)/Income
Our U.K./European Operations had an operating loss of $2.1 million for the nine months ended September 30, 2016, compared with operating income of $21.0 million for the nine months ended September 30, 2015. The decrease in operating income from our U.K./European Operations for the nine months ended September 30, 2016 was primarily due to a loss of approximately $10 million from Continental Europe intermodal resulting from business restructuring, exiting traffic lanes and surplus equipment and approximately $4 million of lower U.K. intermodal and infrastructure services due to port congestion and timing of rail projects. In addition, for the nine months ended September 30, 2016, our U.K./European Operations had $4.7 million of restructuring costs, primarily related to the U.K. coal business, and a negative impact from the depreciation of foreign currencies relative to the United States dollar of approximately $1 million.
Liquidity and Capital Resources
We had cash and cash equivalents of $26.4 million at September 30, 2016. Based on current expectations, we believe our cash and other liquid assets, anticipated future cash flows, availability under the Credit Agreement, access to debt and equity capital markets and sources of available financing will be sufficient to fund expected operating, capital and debt service requirements and other financial commitments for the foreseeable future.
At September 30, 2016, we had long-term debt, including current portion, totaling $2.1 billion, which was 44% of our total capitalization, and $533.3 million of unused borrowing capacity under the Credit Agreement. At December 31, 2015, we had long-term debt, including current portion, totaling $2.3 billion, which was 48% of our total capitalization.
During the nine months ended September 30, 2016 and 2015, we generated $303.6 million and $344.3 million, respectively, of cash from operating activities. Changes in working capital decreased net cash flows by $30.6 million and $7.0 million for the nine months ended September 30, 2016 and 2015, respectively.
During the nine months ended September 30, 2016 and 2015, our cash used in investing activities was $117.2 million and $986.1 million, respectively. For the nine months ended September 30, 2016, primary drivers of cash used in investing activities were $159.5 million of cash used for capital expenditures, including $9.3 million for new business investments, partially offset by $30.0 million of cash received from grants from outside parties for capital spending and $10.3 million of insurance proceeds for the replacement of assets. For the nine months ended September 30, 2015, primary drivers of cash used in investing activities were $735.6 million of cash paid for acquisitions, including the acquisitions of Freightliner and Pinsly Arkansas, $276.2 million of cash used for capital expenditures, including new business investments of $58.6 million, and $18.7 million of net cash paid for the settlement of the foreign currency forward purchase contracts related to the acquisition of Freightliner, partially offset by $31.5 million in cash received from grants from outside parties for capital spending and $9.7 million of insurance proceeds for the replacement of assets.
During the nine months ended September 30, 2016, our cash used in financing activities was $197.7 million. During the nine months ended September 30, 2015, our cash provided by financing activities was $630.7 million. For the nine months ended September 30, 2016, the primary driver of cash used in financing activities was a net decrease in outstanding debt of $200.6 million. For the nine months ended September 30, 2015, the primary driver of cash flows provided by financing activities was net proceeds of $627.1 million primarily related to borrowings from the refinancing of the Credit Agreement in conjunction with our acquisition of Freightliner.
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

Acquisition of Providence and Worcester Railroad Company (P&W)
On November 1, 2016, we completed the acquisition of Providence and Worcester Railroad Company (P&W) for $25.00 per share, or $126.2 million. Immediately following the closing of the acquisition, control of the P&W shares was placed into a voting trust, which will remain in effect until the United States Surface Transportation Board (STB) issues its decision on our pending application to control P&W. Upon receipt of STB approval, P&W would be managed as part of our Northeast Region. The acquisition was funded with borrowings under our revolving credit facility. For additional information regarding the P&W acquisition, see Note 15, Subsequent Events, to our Consolidated Financial Statements.
Agreement to Acquire GRail and Partner with MIRA
On October 20, 2016, we announced that our subsidiary, GWA, has entered into agreements to acquire GRail for A$1.14 billion (or approximately $866 million at an exchange rate of $0.76 for one Australian dollar) and concurrently issue a 49% equity stake in GWA to funds managed by MIRA. The GRail Transactions are expected to close in the fourth quarter of 2016, subject to Australian Foreign Investment Review Board approval. To create an A$2 billion enterprise value partnership, we and MIRA are contributing a combined A$1.3 billion in the form of cash, shareholder loans and contributed equity, and GWA is entering into a new five-year A$690 million senior secured term loan facility that is non-recourse to us and MIRA. The contributions and the proceeds from borrowings under GWA's new senior secured term loan facility will be used to, among other things, acquire GRail for A$1.14 billion, repay GWA's existing A$250 million term loan (under our Credit Agreement) and pay A$32 million of transaction costs. For additional information regarding the GRail Transactions, see Note 15, Subsequent Events, to our Consolidated Financial Statements.
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
During the nine months ended September 30, 2016, we incurred $153.7 million in aggregate capital expenditures related to current year projects of which we paid $138.8 million in cash and accrued $14.9 million in accounts payable as of September 30, 2016. Of the $17.8 million of grants from outside parties related to these current year projects, we received $6.8 million in cash and we expect to receive an additional $11.1 million, which was included in outstanding grant receivables from outside parties as of September 30, 2016.

The following table sets forth our capital expenditures by segment for the nine months ended September 30, 2016 (dollars in thousands):

	Nine Months Ended
	September 30, 2016
	North American Operations	Australian Operations	U.K./European Operations	Total
Capital Expenditures:
Track and equipment, self-funded	$92,061	$7,022	$20,586	$119,669
Track and equipment, subject to third-party funding	24,653	—	—	24,653
New business investments	3,638	—	5,693	9,331
Gross capital expenditures	120,352	7,022	26,279	153,653
Grants from outside parties	(17,841)	—	—	(17,841)
Net capital expenditures	$102,511	$7,022	$26,279	$135,812
Cash of $159.5 million paid for purchases of property and equipment during the nine months ended September 30, 2016 consisted of $138.8 million for 2016 capital projects and $20.7 million related to capital expenditures accrued in 2015. Grant proceeds from outside parties during the nine months ended September 30, 2016 consisted of $6.8 million for grants related to 2016 capital expenditures and $23.2 million for grants related to our capital expenditures from prior years.
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
Our off-balance sheet arrangements as of December 31, 2015 consisted of operating lease obligations, as well as credit/payment guarantees. There were no material changes in our off-balance sheet arrangements during the nine months ended September 30, 2016.
Impact of Foreign Currencies on Operating Revenues and Expenses
When comparing the effects of average foreign currency exchange rates on operating revenues and operating expenses during the three and nine months ended September 30, 2016 with the three and nine months ended September 30, 2015, foreign currency translation had a net negative impact on our consolidated operating revenues and a net positive impact on our consolidated operating expenses. Currency effects related to operating revenues and expenses are presented within the discussion of these respective items included within this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following table reflects the average exchange rates used to translate the foreign entities respective local currency results of operations into United States dollars for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
United States dollar per Australian dollar	$0.76	$0.73	$0.74	$0.76
United States dollar per British pound	$1.31	$1.55	$1.39	$1.53
United States dollar per Canadian dollar	$0.77	$0.76	$0.76	$0.79
United States dollar per Euro	$1.12	$1.11	$1.12	$1.12

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Except as noted below, during the nine months ended September 30, 2016, there were no material changes to the Quantitative and Qualitative Disclosures About Market Risk previously disclosed in our 2015 Annual Report on Form 10-K (see Note 6, Derivative Financial Instruments, to our Consolidated Financial Statements).
On September 30, 2016, we amended our forward starting swaps which included moving the mandatory settlement date from September 30, 2016 to September 30, 2020, changing from 3-month LIBOR to 1-month LIBOR and adjusting the fixed rate. The amended forward starting swaps continue to qualify for hedge accounting (see Note 6, Derivative Financial Instruments).

ITEM 4.	CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures — We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, the disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Internal Control Over Financial Reporting — On March 25, 2015, we completed the acquisition of Freightliner. We extended our oversight and monitoring processes that support our internal control over financial reporting, as appropriate, to include Freightliner's financial position, results of operations and cash flow into our consolidated financial statements from the March 25, 2015 date of acquisition through September 30, 2016. We are continuing to integrate the acquired operations of Freightliner into our overall internal control over financial reporting and related processes. Except as disclosed in this paragraph, there were no other changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
For a discussion of our potential risks or uncertainties, please see Risk Factors in Part I, Item 1A of the Company's 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission as well as the risk factor described below.
Political and economic uncertainty arising from a majority of voters approving a referendum for the United Kingdom to exit the European Union could adversely impact our operations and financial results.
In June 2016, the United Kingdom (U.K.) held a referendum in which voters approved an exit from the European Union (E.U.), commonly referred to as Brexit. As a result of the referendum, it is expected that the British government, subject to a vote of the British Parliament, will begin negotiating the terms of the U.K.'s withdrawal from the E.U. A withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the U.K. and the E.U., undermine bilateral cooperation in key policy areas and significantly disrupt trade between the U.K. and the E.U. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the U.K. from the E.U. would have and how such withdrawal would affect us. Our U.K./European Operations represented approximately 28% of our consolidated revenues for the nine months ended September 30, 2016. The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the weakening of the British pound against the United States dollar. During periods of a weakening British pound, our reported international revenues are reduced because the British pound translates into fewer United States dollars. The long term effects of Brexit will depend on any agreements the U.K. makes to retain access to European markets either during a transitional period or more permanently. Any of the potential effects of Brexit could have unpredictable consequences for credit markets and adversely affect our business, results of operations and financial performance.
Other than with respect to the risk factor discussed above, there have been no other material changes to the risk factors disclosed in Part I, Item 1A of our 2015 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
There were no unregistered sales of equity securities for the period covered by this Quarterly Report on Form 10-Q.
Issuer Purchases of Equity Securities

Period in 2016	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (2)
July 1 to July 31	—	$—	—	$300,000,000
August 1 to August 31	6,657	$69.45	—	$300,000,000
September 1 to September 30	138	$67.18	—	$300,000,000
Total	6,795	$69.40	—	$300,000,000
(1) The 6,795 shares acquired in the three months ended September 30, 2016 represent common stock acquired by us from our employees who surrendered shares in lieu of cash either to fund their exercise of stock options or to pay taxes on equity awards granted under our Third Amended and Restated 2004 Omnibus Plan.
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

GENESEE & WYOMING INC.

Date:	November 9, 2016	By:	/s/ TIMOTHY J. GALLAGHER
		Name:	Timothy J. Gallagher
		Title:	Chief Financial Officer (Principal Financial Officer)

Date:	November 9, 2016	By:	/s/ CHRISTOPHER F. LIUCCI
		Name:	Christopher F. Liucci
		Title:	Chief Accounting Officer (Principal Accounting Officer)

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

*101
The following financial information from Genesee & Wyoming Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income/(Loss) for the three and nine months ended September 30, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 and (v) the Notes to Consolidated Financial Statements.

*Exhibit filed or furnished with this Report.