Form 10-K
period 2016-12-31
GENESEE & WYOMING INC
filed 2017-03-01
CIK 1012620

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).    ☐  Yes    ☑  No
Aggregate market value of Class A Common Stock held by non-affiliates based on the closing price as reported by the New York Stock Exchange on the last business day of the registrant's most recently completed second fiscal quarter: $3,299,521,163. Shares of Class A Common Stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determinant for other purposes.
Shares of common stock outstanding as of the close of business on February 22, 2017:

Class	Number of Shares Outstanding
Class A Common Stock	61,369,716
Class B Common Stock	758,138
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year ended December 31, 2016 in connection with the Annual Meeting to be held on May 24, 2017 are incorporated by reference in Part III hereof and made a part hereof.

Genesee & Wyoming Inc.
FORM 10-K
For The Fiscal Year Ended December 31, 2016

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
Cautionary Statement Regarding Forward-Looking Statements
The information contained in this Annual Report, including Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II Item 7, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), regarding future events and future performance of G&W. Words such as "anticipates," "intends," "plans," "believes," "could," "should," "seeks," "expects," "may," "estimates," "trends," "outlook," "goal," "will," "budget," variations of these words and similar expressions are intended to identify these forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast. Actual results or developments may differ materially from those expressed or forecast in these forward-looking statements.
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
The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation. We are taking advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 in connection with the forward-looking statements included in this Annual Report.
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

PART I
ITEM 1.     Business.
OVERVIEW
We own or lease 122 freight railroads worldwide that are organized in 10 operating regions with approximately 7,300 employees and 3,000 customers.

•	Our eight North American regions serve 41 U.S. states and four Canadian provinces and include 115 short line and regional freight railroads with more than 13,000 track-miles.

•
Our Australia Region provides rail freight services in New South Wales, including in the Hunter Valley coal supply chain, the Northern Territory and South Australia, including operating the 1,400-mile Tarcoola-to-Darwin rail line. As of December 1, 2016, G&W's Australia Region is 51.1% owned by us and 48.9% owned by a consortium of funds and clients managed by Macquarie Infrastructure and Real Assets (MIRA).

•
Our U.K./Europe Region is led by Freightliner Group Limited (Freightliner), the United Kingdom's (U.K.) largest rail maritime intermodal operator and second-largest rail freight company. Operations also include heavy-haul in Poland and Germany and cross-border intermodal services connecting Northern European seaports with key industrial regions throughout the continent.

Our subsidiaries provide rail service at more than 40 major ports in North America, Australia and Europe and perform contract coal loading and railcar switching for industrial customers.
GROWTH STRATEGY
Since our initial public offering in 1996, our revenues have increased at a compound annual growth rate of 17.6%, from $77.8 million in 1996 to $2.0 billion in 2016. Over the same period, our stock price has increased at a compound growth rate of 15.3%, from $3.75 on June 25, 1996, adjusted for stock splits, to $69.41 on December 31, 2016. We have achieved these results primarily through the disciplined execution of our growth strategy, which has two main drivers: (1) our operating strategy; and (2) our acquisition and investment strategy.
Most recently, in November 2016, we acquired Providence and Worcester Railroad Company (P&W), a Class III regional freight railroad operating in Massachusetts, Rhode Island, Connecticut and New York. Also, in December 2016, through a partnership with a consortium of funds and clients managed by MIRA (the Australia Partnership), we acquired Glencore Rail (NSW) Pty Limited (GRail), the third largest coal haulage business in Australia. In addition, in December 2016, we announced that we entered into an agreement to purchase Pentalver Transport Limited (Pentalver), a U.K.-based maritime container terminal and transportation business. We expect the Pentalver acquisition to close in the second quarter of 2017, subject to receipt of regulatory approvals and satisfaction of closing conditions. See “Part II Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Changes in Operations” for more information on the P&W, GRail and Pentalver acquisitions.
Operating Strategy
Our railroads operate under strong regional management teams, supported by centralized administrative, commercial and operational support and oversight. As of December 31, 2016, our operations were organized in 10 geographic regions. In North America, we have eight regions: Central, Coastal (which includes industrial switching and port operations), Midwest, Mountain West (which includes industrial switching operations), Northeast, Pacific, Southern and Canada. Outside North America, we have two regions: Australia (which is 51.1% owned by us through the Australia Partnership) and U.K./Europe (which consists of operations in the U.K., Belgium, Germany, the Netherlands and Poland, as well as the provision of management and technical support through Freightliner to Saudi Arabia Railway Company).

In each of our regions, we seek to encourage the entrepreneurial drive, local knowledge, customer service and safety culture that we view as critical to achieving our financial goals. Our regional managers focus on increasing our return on invested capital, earnings and cash flow through the disciplined execution of our operating strategy. At the regional level, our operating strategy consists of the following five principal elements:

•
Continuous Safety Improvement. We believe that a safe work environment is essential for our employees, our customers and the communities in which we conduct business and that the attention to detail necessary to eliminate employee injuries translates into efficient, well-run operations. Each year, we establish stringent safety targets as part of our safety program. To monitor our safety performance, we apply the guidelines established by the Federal Railroad Administration (FRA) to all of our operations worldwide. In 2016, our operations achieved a consolidated FRA reportable injury frequency rate of 0.73 per 200,000 man-hours worked. Through the implementation of our safety program, we have reduced our injury frequency rate by 63% since 2006, when it was 1.95 injuries per 200,000 man-hours worked. For comparative purposes, from January 2016 through November 2016, the most recent month for which FRA data is publicly available, the United States short line average reportable injury frequency rate was 2.72 injuries per 200,000 man-hours worked, and the United States regional railroad average was 2.89 injuries per 200,000 man-hours worked. Based on these results, in 2016, our operations were approximately four times safer than the short line and regional railroad averages and safer than any United States Class I railroad. Our safety program also focuses on the safety and security of our train operations, and we monitor our reportable derailments worldwide in accordance with the guidelines established by the FRA. Our operations achieved a consolidated reportable derailment frequency rate, defined as FRA reportable derailments per 200,000 man-hours worked, of 0.52 and 0.66 for the years ended December 31, 2016 and 2015, respectively.

•
Outstanding Customer Service. We are committed to providing exceptional service to our customers, and each of our local railroads is focused on exceeding customer expectations. This customer commitment supports not only traffic growth, but also customer loyalty and new business development opportunities. To ensure the needs of our customers are addressed promptly, we employ technology-based service exception tools to monitor service information, communicate issues and track corrective actions. We engage a leading independent customer-satisfaction research firm to conduct a biennial, comprehensive customer satisfaction survey. The survey results are used to measure our performance and develop continuous improvement programs. Over the past eight years, we have outscored the trucking and railroad industries on each of our biennial customer satisfaction surveys.

•
Focused Regional Marketing. We generally build and operate each of our regions based on the local customer base within our operating geographies and seek to grow rail traffic through intensive marketing efforts to new and existing customers. As a result of the acquisition of RailAmerica, Inc. (RailAmerica) in 2012, Freightliner in 2015 and GRail in 2016, we believe that our expanded North American, European and Australian footprint provides us with greater visibility of new commercial and industrial development opportunities in these geographies that should help increase the success of our marketing efforts. Further, we believe that our relationship with MIRA, a recognized Australian infrastructure investor, will enable us to leverage our rail platform for future growth opportunities in Australia. We also pursue additional sources of revenue by providing ancillary rail services such as railcar switching, rolling-stock and shipping container repair, storage, cleaning, weighing and blocking and bulk transfer, which enables our customers and Class I carriers to move freight more easily and cost-effectively. Separately, in Australia, the U.K. and Continental Europe, where there are open access regimes in the various countries in which we operate, we compete for new business opportunities at most locations on the open access rail networks.

•
Low Cost Structure. We focus on running cost effective railroad operations and historically have been able to operate acquired rail lines more efficiently than they were operated prior to our acquisition. We typically achieve efficiencies by lowering administrative overhead through our regional structure, consolidating equipment and in-sourcing track maintenance, reducing transportation costs, selling surplus assets and reducing expenses associated with accidents and personal injuries through the implementation of our safety culture.

•
Efficient Use of Capital. We invest in track and rolling stock to ensure that we operate safe railroads that meet the needs of customers. At the same time, we seek to improve our return on invested capital by focusing on cost effective capital programs. For example, in our short haul and regional operations in North America, we typically rebuild older locomotives rather than purchase new ones and invest in track at levels appropriate for our traffic type and density. Further, in 2015, we formed a new entity, Railroad Engineering Services LLC, with experienced management and dedicated track engineering resources to enhance the productivity and cost efficiency of our track and bridge capital programs. In addition, because of the importance of certain of our customers and railroads to their regional economies, we are able, in some instances, to obtain state, provincial and/or federal grants to upgrade track and other infrastructure. Typically, we seek government funds to support investments that otherwise would not be economically viable for us to fund on a stand-alone basis.

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
Acquisition and Investment Strategy
Our acquisition and investment strategy includes the acquisition or long-term lease of existing railroads, as well as investment in rail equipment and/or track infrastructure to serve new and existing customers. Since 2000, we have added 104 railroads through the execution of our acquisition and investment strategy. Historically, our acquisition, investment and long-term lease opportunities have been from the following five sources:

•
Acquisitions of additional short line and regional railroads in the United States and Canada, such as the P&W acquisition on November 1, 2016 and our acquisitions of Pinsly Railroad Company's (Pinsly) Arkansas Division (Pinsly Arkansas) in January 2015, RailAmerica in 2012, Arizona Eastern Railway Company (AZER) in 2011, CAGY Industries, Inc. in 2008, the Ohio Central Railroad System in 2008 and Rail Management Corporation in 2005. Based on Association of American Railroads (AAR) data issued in 2016, there were approximately 460 short line and regional railroads in the United States not owned by us;

•
Acquisitions of international railroads, such as our acquisitions of London-based Freightliner in 2015, FreightLink Pty Ltd (FreightLink) in Australia in 2010 and Rotterdam Rail Feeding B.V. (RRF) in the Netherlands in 2008. We believe that there are additional acquisition and investment opportunities in Australia, Europe and other international markets;

•
Investments in track and/or rolling stock to support growth in new or existing areas of operations, such as the purchase of railcars in the United States in 2014 and 2015 and our upgrade of the Chicago, Ft. Wayne & Eastern Railroad to enhance Class I traffic flow east of Chicago;

•
Acquisitions or long-term leases of branch lines of Class I railroads, such as our acquisition of the assets comprising the western end of the Dakota Minnesota & Eastern Railroad Corporation (DM&E) from Canadian Pacific Railways Limited (CP) in 2014; and

•
Acquisitions of operations from industrial or mining companies, such as our acquisitions of GRail from Glencore Coal Pty Limited in Australia on December 1, 2016 and the railroads owned by Georgia-Pacific Corporation in 2003.

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

In North America, we believe that our footprint of railroads provides opportunities to make contiguous short line railroad acquisitions due to a higher number of touchpoints with other railroads. On a global basis, we believe that our scale, international experience and financial resources enhance our ability to compete for rail opportunities worldwide. We have made a number of important railroad investments in North America and in various international markets, and we expect to continue to pursue our acquisition and investment strategy while adhering to our disciplined valuation approach.
INDUSTRY
North American Operations
United States
According to the AAR's 2016 Railroad Facts Book, there were 574 freight railroads in the United States operating over 138,400 miles of track. As described in the table below, the AAR classifies railroads operating in the United States into one of three categories based on an individual railroad's operating revenues (adjusted for inflation) and track miles operated.
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
Source: AAR 2016 Railroad Facts Book
Class I railroads operate across many different states and concentrate largely, though not exclusively, on long haul, high density and intercity traffic lanes. The primary function of the regional and local railroads is to provide local service to rail customers and communities not located on the Class I railroad networks. Regional railroads typically operate 400 to 650 miles of track and provide service to selected areas of the country, mainly connecting neighboring states and/or economic centers. We refer to local railroads as short line railroads. Typically, local, or short line, railroads serve as branch lines connecting customers with Class I railroads. Short line railroads generally have more predictable and straightforward operations as they largely perform point-to-point, light density service over shorter distances, versus the complex networks associated with the Class I railroads or larger regional railroads.
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
We operate two regional and 105 local (short line) railroads in the United States over approximately 15,500 miles of track.

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
Australian Operations
Australia has approximately 25,000 miles (40,000 kilometers (km)) of both publicly and privately owned track that link major capital cities and key regional centers and also connects key mining regions to ports. The Australian rail network comprises three track gauges: broad, narrow and standard gauge. There are three major interstate rail segments in Australia: the east-west corridor (Sydney, New South Wales to Perth, Western Australia); the east coast corridor (Brisbane, Queensland to Melbourne, Victoria); and the north-south corridor (Darwin, Northern Territory to Adelaide, South Australia). In addition, there are a number of intrastate rail freight networks servicing major agricultural and mining regions in Queensland, New South Wales, Western Australia, South Australia and Victoria.
The Australian rail freight transport industry is largely open access, which means that network owners and managers must provide access to the rail network to all accredited rail service providers, subject to the rules and negotiation framework of each applicable access regime. The access rules generally include pricing principles and standards of use and are established by the applicable state or Commonwealth government. The Australian rail freight transport industry is structured around two components: train operations for freight haulage services (above rail) and rail track access operation and management (below rail). This contrasts with the North American freight rail industry where railroad operators almost always have exclusive use of the track that they own or lease. We are an accredited rail service provider in all mainland Australian states and in the Northern Territory.
Since Australian rail customers have access to multiple rail carriers under open access regimes, all rail carriers face possible competition on their above rail business from other rail carriers, as well as from competing modes of transportation, such as trucks. The open access nature of the Australian rail freight transport industry enables rail operators to develop new business and customer relationships in areas outside of their current operations, and there are limited barriers to entry that preclude any rail operator from approaching a customer to seek new business. However, shipments of bulk commodities in Australia are generally handled under long-term agreements with dedicated equipment that may include take-or-pay provisions and/or exclusivity arrangements, which make capturing new business from an existing rail operator difficult.
Through our Australian subsidiaries, we manage approximately 2,300 miles (3,700 km) of track in South Australia and the Northern Territory, which includes approximately 1,400 miles (2,200 km) of track between Darwin and Tarcoola that we manage pursuant to a concession agreement that expires in 2054, as well as approximately 900 miles (1,500 km) of track in South Australia that we manage pursuant to a lease that expires in 2047. Through the concession and lease agreements, we have long-term economic ownership of the tracks that we manage in South Australia and the Northern Territory, and we receive below rail access fees when other rail operators use the track we manage. In South Australia and the Northern Territory, our economic ownership of the tracks we manage, combined with our above rail operations, makes our Australian operations more similar to a typical North American railroad despite the open access environment. In addition, through our acquisitions of Freightliner and GRail, we also have above rail operations in New South Wales.

U.K./European Operations
United Kingdom
According to Network Rail, the authority responsible for Great Britain’s railway network, there are approximately 20,000 miles (32,000 km) of track owned and managed by it, and there are seven rail operators licensed for freight transport in Great Britain. Great Britain’s rail network is also open access, which means rail lines can be utilized by any licensed rail operator with an appropriate track access agreement in place. In the U.K.'s open access framework, the infrastructure managers must provide access to the rail infrastructure to all accredited rail service providers, subject to the rules and framework of each applicable access regime. As a result, U.K. rail freight customers have access to multiple rail carriers under the open access regime, and our operations face competition from both other rail freight carriers and other modes of transportation, such as road and water. In Great Britain in 2015, 9% of all freight goods were moved by rail, while over the same period, 76% and 15% of goods were moved via road and water, respectively.
Through our acquisition of Freightliner, we are the largest rail participant in the U.K. intermodal market (deep sea maritime containers), and when combined with Freightliner's bulk haulage operations, including coal, aggregates, cement and infrastructure services, we are the second largest rail freight company in the U.K.
Through our recently announced acquisition of Pentalver, which we expect will close in the second quarter of 2017, we will operate off-dock container terminals (most under long-term lease) strategically placed at each of the four major seaports of Felixstowe, Southampton, London Gateway and Tilbury, as well as an inland terminal located at Cannock, in the U.K. Midlands, near many of the nation’s largest distribution centers. In addition to providing storage for loaded and empty containers on over 100 acres of land, Pentalver also operates a trucking haulage service with more than 150 trucks, primarily providing daily service between the seaports of Felixstowe and Southampton and its inland terminal at Cannock. Pentalver also provides services related to container maintenance and repair (including refrigerated containers) and is one of the largest sellers of new and used containers in the U.K.
The logistics of maritime container transportation in the U.K. are highly competitive, whether by road, rail or short-sea, with a premium placed on timely, efficient and safe service. We expect that the Pentalver acquisition will enable G&W to (i) enhance its U.K. services by providing rail and road transportation solutions, as well as offering storage options at the ports and inland, and (ii) unlock efficiencies from shared services and enhanced asset utilization from Pentalver’s trucking fleet and Freightliner’s existing fleet of approximately 250 trucks that currently provide local collection and delivery haulage from Freightliner’s inland terminals.
Belgium
According to Infrabel, the Belgian railways infrastructure manager, there are approximately 2,241 miles (3,607 km) of track owned and managed by it on the Belgian rail network, and currently there are 12 rail operators licensed for freight transport in Belgium. As a result of the country's open access regime, this track may be accessed by any operator admitted and licensed to provide freight transport in the country.
In Belgium, our subsidiary, Belgium Rail Feeding, operates mainly in the Port of Antwerp and on the main corridors towards the Netherlands and German boarders.
Germany
The German rail network is composed of approximately 20,630 miles (33,193 km) of track. There are approximately 385 rail operators certified for freight transport in Germany. In Germany, as well as in other Continental European markets, the leading rail freight operators are often state controlled, such as DB Schenker in Germany. As a result of Germany's open access regime, the rail infrastructure may be accessed by any licensed rail operator.
A number of our subsidiaries operate in Germany. ERS Railways B.V. (ERS) operates intermodal routes from the Ports of Hamburg and Bremerhaven, among others. Freightliner PL Sp. zo. o. (Freightliner Poland) operates on the open access rail system within Germany with cross-border traffic into Poland. RRF provides short-line rail services on the main corridors in Germany, and Freightliner DE GmbH (Freightliner Germany) operates on the open access rail system within Germany with cross-border traffic into Poland.

Netherlands
According to ProRail, the entity responsible for the Dutch rail infrastructure, there are approximately 4,363 miles (7,021 km) of track owned and managed by it on the Dutch rail network. As a result of the open access regime in the Netherlands, this track may be accessed by any admitted and licensed rail operator. According to the trade association Rail Cargo Information Netherlands, there are 21 rail operators that provide rail freight services in the Netherlands.
In the Netherlands, our subsidiary, RRF, operates mainly in the Port of Rotterdam and on the main corridors towards the German and Belgian borders. Our subsidiary, ERS, operates intermodal routes from the Port of Rotterdam.
Poland
According to the Office of Rail Transport, the railways regulator in Poland, there are approximately 94 rail operators certified for freight transport in Poland operating over approximately 11,500 miles (18,510 km) of track. As a result of Poland’s open access regime, this rail infrastructure may be accessed by any admitted and licensed rail operator.
In Poland, our subsidiary, Freightliner Poland, operates on the open access rail system within Poland with some cross-border traffic into other neighboring countries.
OPERATIONS
Through our subsidiaries, we own or lease 122 freight railroads worldwide, including 105 short line railroads and two regional freight railroads in the United States, eight short line railroads in Canada, three railroads in Australia, one in the U.K., one in Poland and Germany and two in the Netherlands. Our subsidiaries provide rail service at more than 40 major ports in North America, Australia and Europe and perform contract coal loading and railcar switching for industrial customers.
Our railroads operate over approximately 15,900 miles of track that are owned, jointly owned or leased by us, which includes the Tarcoola-to-Darwin rail line that we manage under a concession agreement that expires in 2054. Also, through various track access arrangements, we operate over approximately 6,200 additional miles of track that is owned or leased by others.
Freight Revenues
We generate freight revenues from the haulage of freight by rail. Freight revenues represented 68.5%, 70.0% and 76.4% of our total operating revenues for the years ended December 31, 2016, 2015 and 2014, respectively.
Our railroads transport a wide variety of commodities. For a comparison of freight revenues, carloads and average freight revenues per carload by commodity group for the years ended December 31, 2016, 2015 and 2014, see the discussion under "Part II Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

We group the commodities we carry as follows:

Commodity Group	Commodity Description
Agricultural Products	Wheat, barley, corn and other grains, as well as soybean meal
Autos & Auto Parts	Finished automobiles and stamped auto parts
Chemicals & Plastics	Sulfuric acid, ethanol and other chemicals and plastics used in manufacturing
Coal & Coke	Shipments of coal to power plants and industrial customers
Food and Kindred Products	Fruits, vegetables and food oils
Intermodal	Various commodities shipped in trailers or containers on flat cars
Lumber & Forest Products	Finished lumber, wood pellets, export logs and wood chips
Metallic Ores	Manganese ore, iron ore, copper concentrate and ore, alumina and nickel ore
Metals	Finished steel products and copper, as well as scrap metal and pig iron
Minerals & Stone	Construction aggregates, clay and bentonite, gypsum, salt used in highway ice control, limestone and frac sand
Petroleum Products	Liquefied petroleum gases, natural gas liquids, crude oil, asphalt, diesel fuel and gasoline
Pulp & Paper	Container board, finished papers, scrap paper and wood pulp
Waste	Municipal solid waste and construction and demolition debris
Other	Freight not included in the commodity groups set forth above
Rail traffic shipped on our rail lines can be categorized either as interline or local traffic. Interline traffic passes over the lines of two or more rail carriers. It can originate or terminate with customers located along a rail line, or it can pass over the line from one connecting rail carrier to another without the traffic originating or terminating on the rail line (referred to as overhead traffic). Local traffic both originates and terminates on the same rail line and does not involve other carriers. Unlike overhead traffic, originating, terminating and local traffic in North America provides us with a more stable source of revenues because this traffic represents shipments to and/or from customers located along our rail lines and is less susceptible to competition from other rail routes or other modes of transportation. In 2016, revenues generated from originating, terminating and local traffic in North America constituted approximately 93% of our North American freight revenues. In Australia, the U.K. and Continental Europe, railroads generally serve from origin to destination with few, if any, interline movements.
Freight-Related Revenues
We generate freight-related revenues primarily from port terminal railroad operations and industrial switching (where we operate trains on a contract basis in facilities we do not own), as well as demurrage, storage, car hire, track access rights, transloading, crewing services, traction service (or hook and pull service that requires us to provide locomotives and drivers to move a customers' train between specified origin and destination points) and other ancillary revenues related to the movement of freight. Freight-related revenues represented 26.8%, 25.1% and 17.7% of our total operating revenues for the years ended December 31, 2016, 2015 and 2014, respectively.
All Other Revenues
We generate all other revenues primarily from revenues from third-party railcar and locomotive repairs, property rentals, railroad construction and other ancillary revenues not directly related to the movement of freight. All other revenues represented 4.7%, 4.9% and 5.9% of our total operating revenues for the years ended December 31, 2016, 2015 and 2014, respectively.
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

Seasonality is also reflected in our results of operations as a result of weather patterns. See Note 19, Quarterly Financial Data (unaudited), to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report. Typically, we experience relatively lower revenues in North America in the first and fourth quarters of each year as the winter season and colder weather in North America tend to reduce shipments of certain products, such as construction materials. In addition, due to adverse winter conditions, we may also experience reduced shipments as a result of weather-related network disruptions and also tend to incur higher operating costs. We typically initiate capital projects in North America in the second and third quarters when weather conditions are more favorable. In addition, we experience relatively lower revenues in Australia in the first quarter of each year as a result of the wet season (i.e., monsoonal rains in the Northern Territory).
Segment and Geographic Information
For financial information with respect to each of our segments and geographic areas, see Note 18, Segment and Geographic Area Information, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report. For information about the risks related to our foreign operations, see "Part I Item 1A. Risk Factors" and more specifically "Part I Item 1A. Risk Factors—Additional Risks Associated With Our Foreign Operations."
Customers
As of December 31, 2016, our operations served approximately 3,000 customers. Revenues from our 10 largest customers accounted for approximately 22%, 22% and 24% of our operating revenues for the years ended December 31, 2016, 2015 and 2014, respectively. Two of our 10 largest customers in 2016 were located in Australia, one of which operates in the iron ore mining sector and the other of which operates in the agricultural and coal sectors. Two of our 10 largest customers in 2016 were located in the U.K., one of which is a maritime shipping company and the other of which is an infrastructure manager of most of the rail network in England, Scotland and Wales.
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
In the U.K. and Continental Europe, we typically handle freight pursuant to transportation contracts between us and the customer. These contracts are in accordance with industry norms and vary in duration from one to 12 years in the U.K. and one to two years in Poland. These contracts establish a price or a methodology to calculate the price. In some cases, the contracts provide for a minimum volume commitment by the customer and certain business is also conducted on a spot basis. Our contracts will typically provide for a price adjustment to reflect any changes to particular elements of our cost base, such as fuel and track access charges. In addition, Freightliner, as part of a British consortium, provides management and technical support for infrastructure and freight operations to Saudi Railway Company, a government-owned company established in 2006 and tasked with developing and operating railway services, pursuant to a contract that expires in 2020.

Employees
There are various labor laws governing the countries in which we operate. As of December 31, 2016, we had approximately 7,300 full-time employees. Of this total, approximately 4,100 employees were union members or have employment terms and conditions determined by a labor agreement or negotiated by a labor union or works council. Our operations have 97 labor agreements with unions. We are currently engaged in negotiations with respect to 29 of those agreements and are currently negotiating collective bargaining agreements with three newly represented bargaining units. We are also a party to employee association agreements covering an additional 33 employees who are not represented by a national labor organization. In Australia, Genesee & Wyoming Australia Pty Ltd (GWA) has a collective enterprise bargaining agreement covering the majority of its employees. In the U.K., we have collective bargaining agreements with four recognized unions covering the majority of our employees. In Continental Europe, we have one collective bargaining agreement in Belgium, and other key locations have local work councils. We believe that we maintain positive working relationships with our employees.
The following table sets forth an approximation of union and non-union employees as of the year ended December 31, 2016:

	Union/Represented (a)	Non-Union/ Non-Represented
North America	1,600	2,700
Australia	500	100
U.K./Europe	2,000	400
Total	4,100	3,200

(a)	Also includes employees that have employment terms and conditions determined by a labor agreement or negotiated by a labor union or works council.
SAFETY
Our safety program involves all employees and focuses on the prevention of train accidents and personal injuries. Operating personnel are trained and certified in train operations, the transportation of hazardous materials, safety and operating rules and governmental rules and regulations. Our safety program was implemented across the Freightliner group of companies following our acquisition in March 2015. In order to continuously improve our safety results, we utilize and measure various safety metrics, such as human factor incidents, that are instrumental in reducing our FRA reportable injuries. To monitor our safety performance, we apply the guidelines established by the FRA to all of our operations worldwide. Our operations achieved a consolidated reportable injury frequency rate, as defined by the FRA as reportable injuries per 200,000 man-hours worked, of 0.73 and 1.07 for the years ended December 31, 2016 and 2015, respectively, which included our Freightliner operations that were acquired in March of 2015. Following the guidelines set out by the FRA, Freightliner's consolidated reportable injury frequency rate was 1.06 for the year ended December 31, 2016 and 2.11 for the period from March 25, 2015 through December 31, 2015. Freightliner has made significant progress in integrating the G&W safety culture into its operations. The average injuries per 200,000 man-hours worked for all United States short line railroads was 2.72 in 2016 (through November) and 2.84 in 2015. Based on these results, in 2016, our operations were approximately four times safer than the short line and regional railroad averages and safer than any United States Class I railroad.
Our safety program also focuses on the safety and security of our train operations, and we monitor our reportable derailments worldwide in accordance with the guidelines established by the FRA. Our operations achieved a consolidated reportable derailment frequency rate, defined as FRA reportable derailments per 200,000 man-hours worked, of 0.52 and 0.66 for the years ended December 31, 2016 and 2015, respectively. Further, we continue to utilize technology to analyze our track so as to prevent track-caused derailments. In addition, our information technology staff routinely assesses the security of our computer networks from cyber attacks. To date, we have not experienced any material disruptions of our networks or operations due to cyber attacks.

Our employees also strive to heighten awareness of rail safety in the communities where we operate through participation in governmental and industry sponsored safety programs, such as Operation Lifesaver, a non-profit organization that provides public education programs to prevent collisions, injuries and fatalities on and around railroad tracks and highway-rail grade crossings. During 2016, employees of our railroads made approximately 529 Operation Lifesaver presentations focused on the dangers associated with highway-rail grade crossings and trespassing on railroad property. We also participate in safety committees of the AAR and the American Short Line and Regional Railroad Association.
INSURANCE
We maintain liability and property insurance coverage to mitigate the financial risk of providing rail and rail-related services. Our liability policies cover railroad employee injuries, personal injuries associated with grade crossing accidents and other third-party claims associated with our operations. Damages associated with sudden releases of hazardous materials, including hazardous commodities transported by rail, and expenses related to evacuation as a result of a railroad accident are also covered under our liability policies. Our liability policies currently have self-insured retentions of up to $2.5 million per occurrence. Our property policies cover property and equipment that we own, as well as property in our care, custody and control. Our property policies currently have various self-insured retentions, which vary based on the type and location of the incident, that are currently up to $2.5 million per occurrence. The property policies also provide business interruption insurance arising from covered events. The self-insured retentions under our insurance policies may change with each annual insurance renewal depending on our loss history, the size and make-up of our company and general insurance market conditions.
We also maintain ancillary insurance coverage for other risks associated with rail and rail-related services, including insurance for employment practices, directors’ and officers’ liability, workers’ compensation, pollution, auto claims, crime and road haulage liability, among others.
COMPETITION
Railroads compete directly with other modes of transportation, principally highway competition from trucks and, on some routes and for certain commodities, ships, barges and pipelines. Competition is based primarily upon the rate charged and the transit time required, as well as the quality and reliability of the service provided.
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
To a lesser degree, we also face competition from similar products made in other areas where we are not located, a kind of competition commonly known as geographic competition. For example, a paper producer may choose to increase or decrease production at a specific plant served by one of our railroads depending on the relative competitiveness of that plant as compared to its paper plants in other locations. In some instances, we face product competition, where commodities we transport are exposed to competition from substitutes (e.g., coal we transport can compete with natural gas as a fuel source for electricity generation). We also face import competition, where commodities we transport face competition from less expensive imported products (e.g., steel). In addition, some of the products we transport are exported and face competition on a global basis (e.g., grain).
In acquiring rail properties and making rail equipment and/or track infrastructure investments, we generally compete with other railroad operators and with various financial institutions, including infrastructure and private equity firms, operating in conjunction with rail operators. Competition for rail properties and investment projects is based primarily upon price and the seller's assessment of the buyer's railroad operating expertise and financing capability. We believe our established reputation as a successful acquirer and long-term operator of rail properties, our managerial and financial resources, as well as our commitment to safety and the communities in which we operate, position us well in a competitive acquisition and investment environment.

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
In 2016, the STB continued various proceedings on whether to expand rail regulation. The STB continues to evaluate the impact of "access" regulation that would impact railroads' ability to limit the access of other rail service providers to their rail infrastructure and has held hearings to assess the impact of changes to the access regime in the United States. During the past several legislative sessions, bills have been introduced in Congress that would expand the regulatory authority of the STB and could include new antitrust provisions that alter the regulatory structure of the railroad industry. Additionally, a DOT study on the impacts of a possible increase in federal truck size and weight limits commenced in 2012. The results of the DOT study were released in 2015, but data limitations in the study continue to hinder any near term changes to the federal truck size and weight limits. The majority of the actions under consideration and pending are directed at Class I railroads; however, we continue to monitor these initiatives. The outcome of these initiatives could impact regulation of railroad operations and prices for our rail services, which could undermine the economic viability of certain of our railroads, as well as threaten the service we are able to provide to our customers.
In 2010, the FRA issued rules governing the implementation of an interoperable positive train control system (PTC), which, following the passage by Congress of an extension in October 2015, generally is to be completed as early as December 31, 2018. PTC is a collision avoidance technology intended to override locomotive controls and stop a train before an accident. The FRA's rule contains certain exceptions to these PTC requirements for Class II and Class III railroads, including but not limited to, excepting from the PTC requirements trains traveling less than 20 miles on PTC-required track and providing Class II and Class III railroads until 2020 to employ PTC-equipped locomotives. Notwithstanding these exceptions, certain of our railroads are required to install PTC-related equipment by the end of 2018. Our procurement and implementation of required PTC equipment is underway, and we do not expect that our compliance with these PTC requirements will give rise to any material financial expenditures. However, non-compliance with these and other applicable laws or regulations could undermine public confidence in us and subject us to fines, penalties and other legal or regulatory sanctions.

Canada
Railroads that operate in more than one province are subject to extensive federal laws, regulations and rules and the jurisdiction of the federal government. St. Lawrence & Atlantic Railroad (Quebec), Ottawa Valley Railway, Southern Ontario Railway, Knob Lake & Timmins Railway and the Goderich-Exeter Railway are federally regulated railroads in Canada that fall under the jurisdiction of the Canadian Transportation Agency (CTA) and Transport Canada (TC) and are subject to the Railway Safety Act. The CTA regulates construction and operation of federally regulated railways, financial transactions of federally regulated railway companies, all aspects of rates, tariffs and services and the transferring and discontinuing of the operation of railway lines. TC administers the Railway Safety Act, which ensures that federally regulated railway companies abide by all regulations with respect to engineering standards governing the construction or alteration of railway works and the operation and maintenance standards of railway works and equipment.
Railways operating exclusively within one province are regulated by that province and must hold a Certificate of Fitness delivered by the appropriate provincial authority. Quebec Gatineau Railway and Cape Breton & Central Nova Scotia Railway are subject to the jurisdiction of the provincial governments of Quebec and Nova Scotia, respectively. In addition, Huron Central Railway is subject to the jurisdiction of the provincial government of Ontario. Generally, construction, operation and discontinuance of operation are regulated by the provincial authorities, as are railway services.
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
In 2015 and 2016, the Canadian Minister of Transport adopted enhanced rules concerning the transportation of crude oil and other dangerous goods, amending the Canada Transportation Act, the Railway Safety Act and the Transportation of Dangerous Goods Act, as well as associated regulations. While certain of the new rules are not yet applicable, the enhanced rules include mandatory insurance requirements, with insurance levels established based on the nature of the commodities being moved on a railway line as well as a per ton levy on the transportation of crude oil and other designated goods by a railway company. In addition, all federally regulated railway companies and local railway companies were required to obtain a Railway Operating Certificate before January 1, 2017 in order to operate in Canada. All necessary applications for Railway Operating Certificates were obtained for our Canadian railroads.
Australian Operations
In Australia, we are subject to multiple regulatory regimes governing workplace health and safety, as well as rail safety, in each of the states and the one territory in which we operate. Regulation of rail safety is predominately governed by national legislation and administered by the Office of the National Rail Safety Regulator, except in Queensland where the Regulator is the Department of Transport and Main Roads. Queensland is expected to join the national regulator in 2017.
Regulation of track access to nationally significant rail infrastructure is generally governed by federally legislated guidelines that are implemented by the states. The state access regimes are required to be certified as effective access regimes by the Australian National Competition Council. The regulatory oversight for the provision of rail infrastructure access is provided by the Essential Services Commission of South Australia. In addition, certain new acquisitions in Australia will also be subject to review by the Foreign Investment Review Board based on Australian national interest considerations and the Australian Competition and Consumer Commission on competition considerations.

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
Currently, each of the countries in which we operate in our U.K./European Operations segment is a member of the EU, and each one has adopted a similar regulatory regime consistent with European legislation. EU law requires each member state to establish an overarching regulatory body for rail, independent in its organization, legal structure, funding and decision making that is also independent from any infrastructure manager. The regulatory body ensures fair and non-discriminatory access to the rail infrastructure network and will often be responsible for monitoring competition in the rail services market, the licensing of rail operators and rail safety. In June 2016, the U.K. held a referendum in which voters approved an exit from the EU, commonly referred to as Brexit. The long-term effects of Brexit will depend on any agreements the U.K. makes to retain access to European markets, either during a transitional period or more permanently, and any other bilateral trade agreements the U.K. can reach with other trade partners, as well as any changes to the regulation of rail.
The rail infrastructure is owned and managed by the infrastructure manager who is responsible for maintaining and renewing the infrastructure as well as enhancements to the rail network. Access to the network is granted by the infrastructure manager through track access arrangements with licensed rail operators, with oversight by the regulatory body in certain EU countries. Currently, all of the infrastructure managers in the European countries in which we operate are owned or controlled by the respective governments in each country. The governments of each member state have ministries or departments dedicated to transport who are responsible for the long-term strategy, planning and funding of the transport infrastructure, including rail. These departments are also responsible for implementing European directives into domestic legislation. Currently, there is an ongoing governmental review into the structure, role and function of Network Rail in the U.K. The result of this review may affect our operations and increase our operating costs.

Country	Regulatory Body	Infrastructure Manager	Government Ministry	Competition Regulator(s)
Belgium	The Regulatory Service for Railway Transport and for Brussels Airport Operations	Infrabel	Federal Public Service for Mobility and Transport	Belgium Competition Authority
Germany	Bundesnetzagentur	DB Netz AG	Federal Ministry of Transport Building and Urban Development (BMVBS)
The enforcement of German competition law primarily lies with the Federal Cartel Office (Bundeskartellamt) and in certain circumstances with the respective state competition authorities (Landeskartellbehörden)

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
As a result of our operations, we receive notices from time to time from the EPA and state environmental agencies alleging we may be liable under federal or state environmental laws for remediation costs at various sites throughout the United States. In the United States, one of our subsidiaries, Luxapalila Valley Railroad Inc., recently paid a civil penalty of $106,100 related to the storage of steel dust on behalf of a customer in violation of the Resource Conservation and Recovery Act. Also, we received a notice in November 2014 from the EPA requesting information under the Clean Water Act related to the discharge of crude oil as a result of a derailment of one of our trains in November 2013 in the vicinity of Aliceville, Alabama. The cleanup associated with this derailment is substantially complete, but a fine associated with the contamination has not yet been assessed.
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
Our railroads in Australia operate in compliance with current environmental laws and regulations and agency agreements, of which we have two in Australia, one with the South Australian Environmental Protection Agency under EPA License 2933 and the other with the Northern Territory Environmental Protection Agency under EPL 107. Both of these environmental protection licenses require us to provide annual returns demonstrating compliance with their operational and administrative conditions. They also have embedded in them conditions that require us to make certain notification in the event of an occurrence that is likely to breach a condition of the licenses or the legislation. These conditions have been managed effectively to date with no notifications required.
The Commonwealth of Australia has acknowledged that certain portions of the leasehold and freehold land that we acquired from them and used by our Australian Operations contain contamination arising from activities associated with previous operators. Consequently, the Commonwealth has carried out certain remediation work to meet existing South Australia environmental standards. Noncompliance with applicable laws and regulations may result in the implementation of remedial actions, the imposition of fines, temporary or permanent shutdown of operations or other injunctive relief, criminal prosecution or the termination of our lease.

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

ITEM 1A.     Risk Factors.
Our operations and financial condition are subject to certain risks that could cause actual operating and financial results to differ materially from those expressed or forecast in our forward-looking statements, including the risks described below and the risks that may be identified in future documents that are filed with or furnished to the SEC.
GENERAL RISKS ASSOCIATED WITH OUR BUSINESS
Adverse global macroeconomic and business conditions could negatively impact our business, and changes in commodity prices could decrease demand for the transport of commodities.
Slower economic growth, an economic recession, significant changes in global economic conditions or commodity prices or import or export volumes or changes in government regulation could negatively impact our business. For instance, lower prices of commodities, such as iron ore, coal and manganese, could be a factor influencing decisions to delay, cancel or suspend certain mining projects in Australia and elsewhere, which could reduce the demand for our services. Further, if the rate of economic growth in Asia slows, the export coal carried by our railroads, particularly in Australia, could decline. Agricultural commodity prices are also inherently susceptible to fluctuation. For example, a decline in the price of corn that we transport may result in lower revenues for us if farmers decide to store such corn until the price increases. If we experience significant decline in demand for our services with respect to one or more commodities or products, we may experience lower revenues, increased operating costs, workforce adjustments and other related activities, which could have a material adverse effect on our results of operations, financial condition and liquidity.
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
We have experienced significant growth in the past, partially due to the acquisition of additional railroads. Effective management of rapid growth presents challenges, including the availability of management resources to oversee the integration and operation of the new businesses effectively, the need to expand our management team and staff when necessary, the need to enhance internal operating systems and controls and the ability to consistently achieve targeted returns on capital. These challenges are more pronounced when we experience growth in numerous geographies and on a larger scale. As our business grows, we may not be able to maintain similar rates of growth in the future or manage our growth effectively.
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
We may not be able to integrate acquired businesses successfully. Integrating acquired businesses could also result in significant unexpected costs. Further, the process of integrating businesses may be disruptive to our existing business and may cause an interruption or reduction of our business as a result of the following factors, among others:

•	loss of key employees, contracts or customers;

•	assumptions related to customer revenues;

•
possible inconsistencies in or conflicts between standards, internal controls, procedures and policies among the combined companies and the need to implement company-wide financial, accounting, information technology and other systems;

•	changes in the regulatory approval process and inability to obtain necessary regulatory approvals;

•	failure to maintain or improve the safety or quality of services that have historically been provided;

•	inability to hire or recruit qualified employees;

•	failure to effectively integrate employees of rail lines acquired from other entities into our railroad and safety cultures following an acquisition;

•	unanticipated environmental or other liabilities;

•	failure to coordinate geographically dispersed organizations; and

•	the diversion of management's attention from our day-to-day business as a result of the need to manage any disruptions and difficulties and the need to add management resources to do so.
These disruptions and difficulties, if they occur, may cause us to fail to realize the cost savings, synergies, revenue enhancements and other benefits that we expect to result from integrating acquired companies and may cause material adverse short- and long-term effects on our results of operations, financial condition and liquidity.

Even if we are able to integrate the operations of acquired businesses into our operations, we may not realize the full benefits of the cost savings, synergies, revenue enhancements or other benefits that we may have expected at the time of acquisition. Expected savings and benefits are frequently based on due diligence results and on extensive analyses that involve assumptions as to future events, including general business and industry conditions, commodity trends, the longevity of specific customer plants and factories served and the associated revenues, the ability to negotiate acceptable contractual arrangements, including renewals of leases with other railroads or extensions of government subsidies, operating costs, competitive factors and the ongoing cost of maintaining track infrastructure, many of which are beyond our control and difficult to predict. There is no guarantee that the due diligence results will be accurate or that we will not discover unanticipated liabilities. Further, while we believe these analyses and their underlying assumptions are reasonable, they are estimates that are necessarily speculative in nature. In addition, even if we achieve the expected benefits, we may not be able to achieve them within the anticipated time frame. Also, the cost savings and other benefits from these acquisitions may be offset by unexpected costs incurred in integrating the companies, increases in other expenses or problems in the business unrelated to these acquisitions. For example, if key employees of acquired companies depart because of issues relating to the uncertainty and difficulty of integration or a desire not to become our employees, our ability to realize the anticipated benefits of such acquisitions could be reduced or delayed. Accordingly, you should not place undue reliance on our anticipated synergies.
Many of our recent acquisitions have involved the purchase of stock of existing companies. These acquisitions, as well as acquisitions of substantially all of the assets of a company, may expose us to liability for actions taken by an acquired business and its management before our acquisition. The due diligence we conduct in connection with an acquisition and any contractual guarantees or indemnities that we receive from the sellers of acquired companies may not be sufficient to protect us from, or compensate us for, actual liabilities. Generally, the representations made by the sellers, other than certain representations related to fundamental matters, such as ownership of capital stock, expire within several years of the closing. A material liability associated with an acquisition, especially where there is insufficient right to indemnification, could adversely affect our results of operations, financial condition and liquidity.
Exposure to market risks, particularly changes in interest rates and foreign currency exchange rates, and hedging transactions entered into to mitigate these and other risks could adversely impact our results of operations, financial condition and liquidity.
We are exposed to various market risks, including interest rate and foreign currency exchange rate risks. It is impossible to fully mitigate all such exposure and higher interest rates and unfavorable fluctuations in foreign currency exchange rates could have an adverse effect on our results of operations, financial condition and liquidity. From time to time, we may use various financial instruments to reduce our exposure to certain market risks. For instance, we have entered into interest rate swaps to mitigate the risk associated with floating interest rate payments under our Credit Agreement. While these financial instruments reduce our exposure to market risks, the use of such instruments may ultimately limit our ability to benefit from lower interest rates or favorable foreign currency exchange rate fluctuations due to amounts fixed at the time of entering into the hedge agreement and may have significant costs associated with early termination, which could have a material adverse effect on our results of operations, financial condition and liquidity.
The loss of important customers or contracts may adversely affect our results of operations, financial condition and liquidity.
Our operations served approximately 3,000 customers in 2016. Revenues from our 10 largest customers accounted for approximately 22% of our operating revenues in 2016. One of our 10 largest customers in 2016, Arrium Limited (Arrium), a mining and materials company located in Australia, accounted for approximately 2% of our operating revenues. Our Australian Operations historically served two of Arrium's mining assets, including the Southern Iron mine, which was mothballed in the second quarter of 2015 as a result of the significant decline in the price of iron ore, and the Whyalla-based operations, which comprise the Middleback Ranges iron ore mines and the Whyalla Steelworks ("Whyalla Contract"), that continue to operate. On April 7, 2016, Arrium announced it had entered into voluntary administration and more recently announced that a sale of the Whyalla operations is likely. Following the voluntary administration, all payments to GWA associated with the Southern Iron rail haulage agreement ceased. While GWA continues to receive payments and provide service under the Whyalla Contract pending the outcome of the voluntary administration and process, GWA could also lose some or all of the revenue associated with the remaining Arrium service.

In North America, we typically handle freight pursuant to transportation contracts between us, our connecting carriers and the customer. Our contracts are generally in accordance with industry norms and vary in duration. These contracts establish price or, in the case of longer term contracts, a methodology for determining the price, but do not typically obligate the customer to move any particular volume. As a consequence, there is rarely a guarantee that past volumes or revenues will continue in the future. Further, under these contracts, freight rates and volumes are not directly linked to changes in the prices of the commodities being shipped, and there is no customary contractual protection in the event of a bankruptcy or insolvency of a customer. Substantial reduction in business with, or loss of, important customers or contracts could have a material adverse effect on our results of operations, financial condition and liquidity.
We are exposed to the credit risk of our customers and counterparties, and their failure to meet their financial obligations could adversely affect our business.
Our business is subject to credit risk. There is a risk that customers or counterparties, which include government entities related to grants and financial institutions related to derivative transactions, will fail to meet their obligations when due. Customers and counterparties that owe us money have defaulted and may continue to default on their obligations to us due to bankruptcy, insolvency, lack of liquidity, shutdowns, operational failures or other reasons. Over the last two years, several of our mining, metals and maritime shipping customers instituted insolvency proceedings. In the United States, for interline traffic, one railroad typically invoices a customer on behalf of all railroads participating in the route. The invoicing railroad then pays the other railroads their portion of the total amount invoiced on a monthly basis. Therefore, when we are the invoicing railroad, we are exposed to customer credit risk for the total amount invoiced and are required to pay the other railroads participating in the route even if we are not paid by the customer. Also, when we are not the invoicing railroad, we are exposed to credit risk at the customer and invoicing railroad levels.
In addition, we may make substantial investments in equipment and assets to support our customers, in particular for those in the mining and natural resources industry. We usually enter into long-term contracts with these customers that include fixed and variable payment terms. Under these contracts the customers pay a fixed payment independent of actual volume shipped as well as a variable rate per ton shipped, with the fixed payment often representing the majority of the total contract payments. Under these arrangements, we are exposed to start-up risks for new operations as well as ongoing operational risks, including exposure to mine shutdowns, that may reduce the variable payments, as well as customer insolvency risk that could impact our ability to collect our fixed payments.
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
The railroad industry in the United States and Canada is dominated by seven Class I carriers that have substantial market control and negotiating leverage. In 2016, approximately 83% of our total carloads in the United States and Canada were interchanged with Class I carriers. A decision by any of these Class I carriers to cease or re-route certain freight movements or to alter existing business relationships could have a material adverse effect on our results of operations, financial condition and liquidity. The financial impact of any such decision would depend on which of our routes and freight movements were affected, as well as the nature of any changes. In addition, Class I carriers also traditionally have been significant sources of business for us, as well as sources of potential acquisition candidates as they divest branch lines.

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
In North America, our rail operations are dependent, in part, on lease agreements with Class I railroads and other third parties that allow us to operate over certain segments of track critical to our operations. We lease many of our railroads from Class I carriers and other third parties under lease arrangements with varied expirations, which railroads collectively accounted for approximately 7.5% of our 2016 total operating revenues. We also own several railroads that lease portions of the track or right-of-way upon which they operate from Class I railroads and other third parties. Our ability to provide comprehensive rail services to our customers on the leased lines depends in large part upon our ability to maintain and extend these lease agreements. Leases from Class I railroads and other third parties that are subject to expiration in each of the next 10 years represent less than 2% of our annual revenues in the year of expiration based on our operating revenues for the year ended December 31, 2016. For example, our revenues associated with leases from Class I railroads and other third parties subject to expiration in each of the next five years (2017 - 2021) would represent approximately 1.1%, 1.4%, 0.0%, 0.0% and 0.6% of our operating revenues in each of those years, respectively, based on our operating revenues for the year ended December 31, 2016. Expiration or termination of these leases or the failure of our railroads to comply with the terms of these leases could result in the loss of operating rights with respect to those rail properties and could have a material adverse effect on our results of operations, financial condition and liquidity.
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

•
Our revenues generated from the transportation of agricultural products in North America and Australia are susceptible to the impact of drought conditions and the South Australian grain harvest is also susceptible to the impact of droughts or heavy rains and flooding in South Australia.

Furthermore, our expenses could be adversely impacted by weather conditions, including, for example, higher track maintenance, overtime and diesel fuel costs in the winter at our railroads in the United States and Canada related to snow removal, mandated work breaks and locomotive idling. Weather conditions could also cause our customers or connecting carriers to reduce or suspend their operations. Adverse weather conditions that disrupt the entire freight rail network can also cause traffic diversions, prolonged delays and equipment shortages that impact our ability to serve our customers, all of which could have a material adverse effect on our results of operations, financial condition and liquidity.

The development of some of our business could be hindered if we fail to maintain satisfactory working relationships with partners in Australia.
Following our acquisition of GRail, our Australian Operations are conducted through the Australia Partnership, in which we own a controlling 51.1% ownership interest and, therefore, include 100% of our Australian Operations within our consolidated financial statements with a 48.9% noncontrolling interest recorded to reflect MIRA's ownership. However, as a consequence of the partnership agreement, we do not have absolute control over the operations of the Australia Partnership. The Australia Partnership is governed by a management committee, which is comprised of representatives appointed by both MIRA and G&W as general partners. Certain matters require approval by both MIRA and us, including: (i) hiring and dismissing select executives of the partnership; (ii) commitments relating to significant contracts or other matters; (iii) approval of the partnership’s strategic plan, which is a long-term plan outlining the expectations of MIRA and us for the business (including leverage, equity returns and capitalization); (iv) mergers or consolidations; (v) incurrence of material indebtedness; (vi) capital structure changes; (vii) changes to the distribution policy; and (viii) related-party transactions. Accordingly, our ability to maintain constructive and cooperative relations with MIRA will be critical to our ability to implement our plans and expand our business. Any failure to maintain satisfactory working relationships with MIRA or the need to dedicate significant management resources and time to align our interests with the interests of MIRA could result in a material adverse effect on our operating results, financial condition and liquidity. Furthermore, should we fail to maintain a controlling interest in the Australia Partnership, we will deconsolidate our Australian Operations and account for them under the equity method of accounting.
Our Credit Agreement as well as our Australian Credit Agreement contains numerous covenants that impose certain restrictions on the way we operate our business.
Our Credit Agreement as well as our Australian Credit Agreement contains numerous covenants that impose restrictions on our ability and the ability of our subsidiaries to, among other things:

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
Our Credit Agreement and the Australian Credit Agreement also contain financial covenants that require us and the borrower under each agreement to meet financial ratios and tests. Failure to comply with the obligations in our Credit Agreement, the Australian Credit Agreement and other debt agreements could result in an increase in our interest expense and could give rise to events of default under the Credit Agreement, the Australian Credit Agreement, or other debt agreements, as applicable, which, if not cured or waived, could permit lenders to accelerate the related indebtedness and foreclose on the assets securing such debt, if any.
Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under such indebtedness.
We have a significant amount of indebtedness. As of December 31, 2016, we had a total indebtedness of $2.4 billion, and we had unused commitments of $541.6 million under our Credit Agreement (after giving effect to $2.4 million of undrawn letters of credit that reduces such availability). In addition, we had unused commitments of A$46.9 million under the Australian Credit Agreement.

Subject to the limits contained in our Credit Agreement, the Australian Credit Agreement and our other debt instruments, we may be able to incur additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including the following:

•	making it more difficult to satisfy our obligations with respect to our outstanding debt;

•
limiting our ability to draw down on amounts available under our Credit Agreement or the Australian Credit Agreement or to obtain additional financing for working capital, capital expenditures, investments or acquisitions or other general corporate requirements;

•
requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, investments or acquisitions and other general corporate purposes;

•	increasing our vulnerability to general adverse economic and industry conditions;

•
exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under our Credit Agreement and the Australian Credit Agreement, are at variable rates of interest;

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
Certain of our existing capital projects are, and certain of our future capital projects may be, partially or completely funded through government grant programs. During 2016, we obtained partial or complete funding by United States and Canadian federal, state, provincial and municipal agencies for 62 new projects. The net spending associated with these grant-funded projects represented approximately 5% of our net capital expenditures during 2016. Government funding for projects is limited, and there is no guarantee that budget pressure at the federal, state, provincial and local level or changing governmental priorities will not eliminate funding availability or require us to accept onerous contractual obligations. In certain jurisdictions, the acceptance of government funds may impose additional legal obligations on our operations. If we are unable to obtain adequate government funding, we may have to defer or forgo certain capital projects, incur additional debt or use additional cash.

Freightliner benefits from the U.K. Government administered Mode Shift Revenue Support Scheme (MSRS), which supports the movement of freight away from road, particularly in the container market. While the U.K. Government confirmed its continued funding of MSRS in 2016, the amount of the funding available for the periods subsequent to 2016 may be less than in prior years. Reduced grants may have a material adverse effect on our results of operations, financial condition and liquidity.
The occurrence of losses or other liabilities that are either not covered by insurance or that exceed our insurance limits could materially adversely affect our results of operations, financial condition and liquidity.
We purchase insurance coverage for losses arising from personal injury and for property damage in the event of derailments, grade crossing accidents, collisions and other incidents or occurrences. Unexpected or catastrophic circumstances associated with derailments of valuable lading, grade crossing accidents, collisions or other incidents involving passenger trains or spillage of hazardous materials or other accidents involving our operations could cause our losses to exceed our insurance coverage limits or sub-limits or give rise to losses or penalties that are not covered by our insurance. In addition, on certain of the rail lines over which we operate, freight trains are operated over the same track as passenger trains. For instance, in Oregon, our Portland & Western Railroad operates certain passenger trains for the Tri-County Metropolitan Transportation District of Oregon, our New England Central Railroad is also used by Amtrak for passenger service in New England, our Connecticut Southern Railroad operates over Amtrak trackage in Connecticut and our recently acquired P&W railroad operates over MetroNorth Commuter Railroad trackage in New York and Connecticut and also operates over Amtrak trackage in New York, Connecticut, Rhode Island and Massachusetts. In Australia, The Ghan passenger train is operated by a third party over the track of GWA (North) Pty Ltd between Tarcoola and Darwin and GRail operations also have touchpoints with the passenger network in New South Wales. Further, we operate excursion trains on behalf of third parties on certain of the rail lines over which we operate. In the U.K., Continental Europe and Australia, freight trains are primarily operated over the same track as passenger trains and will also regularly pass through passenger stations. Derailments, collisions or other incidents involving us and passenger or excursion trains could give rise to losses that exceed our insurance coverage. Moreover, certain third-party freight and excursion train operators have contractual rights to operate over certain of our rail lines. These third-party operators generally are required to maintain minimum levels of insurance coverage, but there can be no assurance that such insurance coverage will be sufficient to cover all of the losses arising from an incident involving such operators on our rail lines. Also, insurance is available from only a very limited number of insurers, and we may not be able to obtain insurance protection at current levels or at all or obtain it on terms acceptable to us. Deteriorating insurance market conditions caused by global property or rail liability losses, as well as subsequent adverse events directly and indirectly attributable to us, including such things as derailments, accidents, discharge of toxic or hazardous materials, or other like occurrences in the industry, may result in additional increases in our insurance premiums and/or our self-insured retentions, volatility in our claims' expenses and limitations to the coverage under our existing policies and could have a material adverse effect on our results of operations, financial condition and liquidity. In addition, we are subject to the risk that one or more of our insurers may become insolvent and would be unable to pay a claim that may be made in the future. Even with insurance, if any catastrophic interruption of service occurs, we may not be able to restore service without a significant interruption to our operations, which could have a material adverse effect on our results of operations, financial condition and liquidity.

We are subject to significant governmental regulation of our railroad operations. The failure to comply with governmental regulations or changes to the legislative and regulatory environment could have a material adverse effect on our results of operations, financial condition and liquidity.
We are subject to governmental regulation with respect to our railroad operations associated with new legislation, executive orders issued by the President of the United States and to a variety of health, safety, security, labor, environmental and other regulations by a significant number of federal, state and local regulatory authorities. New rules or regulations mandated by these agencies could increase our operating costs. For example, the FRA rules governing the implementation of an interoperable positive train control system (PTC), which were more recently amended in October 2015, require compliance as early as December 31, 2018. The FRA's rule contains certain exceptions to these PTC requirements for Class II and Class III railroads, including but not limited to, excepting from the PTC requirements trains traveling less than 20 miles on PTC-required track, and providing Class II and Class III railroads until 2020 to employ PTC-equipped locomotives. Notwithstanding these exceptions, certain of our railroads are required to install PTC-related equipment by the end of 2018. While we do not expect that our compliance with these PTC requirements will give rise to any material financial expenditures, non-compliance with these and other applicable laws or regulations could undermine public confidence in us and subject us to fines, penalties and other legal or regulatory sanctions.
In addition, there are various legislative and regulatory actions that have been considered in the United States in recent years to modify the regulatory oversight of the rail industry. Various proceedings have been initiated by the STB related to rail competition, interchange commitments and competitive access. A DOT study on the impacts of a possible increase in federal truck size and weight limits also commenced in 2012. The results of the DOT study were released in 2015, but data limitations continue to hinder any near term changes to the federal truck size and weight limits. Many of the actions under consideration and pending are directed at Class I railroads; however, specific initiatives being considered by Congress, the STB or other regulators could expand regulation of our railroad operations and undermine the economic viability of certain of our railroads, as well as threaten the service we are able to provide to our customers. The cost of compliance with the proposed rules and regulations could also be significant. In the other geographies in which we operate, federal, state, provincial and local regulatory authorities could change the regulatory framework (including the access regimes) or take actions without providing us with any recourse for the adverse effects that the changes or actions could have on our business, including, without limitation, regulatory determinations or rules regarding dispute resolution and business relationships with our customers and other railroads. Expanded regulation of our railroad operations will increase the cost of providing rail services, which could reduce capital spending on our rail network, facilities and equipment and have a material adverse effect on our results of operations, financial condition and liquidity.
Currently, there is an ongoing governmental review into the structure, role and function of Network Rail in the U.K. The result of this review may affect our operations and increase our operating costs. See "Part I Item 1. Business – Regulation" for a discussion of these regulations. Our failure to comply with applicable laws and regulations could have a material adverse effect on our results of operations, financial condition and liquidity.

Market and regulatory responses to climate change, changes in the dynamics of global energy markets, including the closure of coal-fired power plants we serve, climate change litigation and climate change itself could adversely affect our operating costs, decrease demand for the commodities we transport and adversely affect our results of operations, financial condition and liquidity.
Market and regulatory responses to climate change, as well as its physical impacts, could materially affect us. For example, federal, state and local laws, regulations, restrictions, caps, taxes or other controls on emissions of greenhouse gases, including diesel exhaust, could significantly increase our operating costs to comply with these laws and regulations to the extent they apply to our diesel locomotives, equipment, vehicles and machinery or our rail yards. Further, restrictions on emissions could affect our customers that use commodities that we carry to produce energy, that use significant amounts of energy in producing or delivering the commodities we carry, or that manufacture or produce goods that consume significant amounts of energy or burn fossil fuels, including, for example, coal mining operations, natural gas producers, coal-fired power plants, chemical producers, farmers and food producers, automakers and other manufacturers. Significant cost increases, government regulation, changes in market dynamics or changes in consumer preferences for goods or services relating to alternative sources of energy or emissions reductions could materially affect the markets for the commodities we carry. For instance, over the past few years, production of natural gas in the United States has increased dramatically, which has resulted in lower natural gas prices. As a result of sustained low natural gas prices, coal-fired power plants have been displaced by natural gas-fired power generation facilities. If natural gas prices were to remain low, additional coal-fired plants in the United States could be displaced. Further, we carry significant coal volumes in Australia that are destined for export to Asia. A decrease in the demand for coal in the United States or Asia could further reduce our coal volumes and revenues, which in turn could have a material adverse effect on our results of operations, financial condition and liquidity. Government incentives encouraging the use of alternative sources of energy could also affect certain of our customers and the markets for certain of the commodities we carry in an unpredictable manner that could alter our traffic patterns, including, for example, the impacts of ethanol incentives on farming and ethanol producers.
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
Our railroad operations and real estate ownership are subject to extensive federal, provincial, state, local and foreign environmental laws and regulations concerning, among other things, emissions to the air, discharges to waters, the generation handling, storage, transportation and disposal of waste and other materials and cleanup of hazardous materials (including lading) or petroleum releases. We generate and transport hazardous and non-hazardous waste in our operations. We may incur environmental liability from conditions or practices at properties previously owned, leased or operated by us, properties owned by third parties (for example, properties at which hazardous substances or wastes for which we are responsible have been treated, stored, spilled or disposed), as well as at properties currently owned, leased or operated by us, including from lading in the event of a derailment. For instance, one of our subsidiaries, Luxapalila Valley Railroad, Inc., recently paid a civil penalty of $106,100 related to the storage of steel dust on behalf of a customer in violation of the Resource Conservation and Recovery Act. In addition, we received a notice in November 2014 from the EPA requesting information under the Clean Water Act related to the discharge of crude oil as a result of a derailment of one of our trains in November 2013 in the vicinity of Aliceville, Alabama. The cleanup associated with this derailment is substantially complete but a fine associated with the contamination has not yet been assessed. Under some environmental statutes, liability may be found without regard to whether we were at fault and may also be "joint and several," whereby we are responsible for all the liability at issue even though we (or the entity that gives rise to our liability) may be only one of a number of entities whose conduct contributed to the liability.
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

While we maintain insurance for certain environmental damages and claims, environmental requirements and liabilities could obligate us to incur significant costs and expenses to investigate and remediate environmental contamination that may or may not be fully covered by our insurance. Violations of, and liabilities under, environmental laws and regulations could have a material adverse effect on our results of operations, financial condition and liquidity.
We face competition from numerous sources, including those relating to geography, substitute products, other types of transportation and other rail operators.
In North America, each of our railroads is typically the only rail carrier directly serving our customers. In certain circumstances, including under the open access regimes in Australia and Europe, our customers have direct access to other rail carriers. In addition, our railroads also compete directly with other modes of transportation, principally trucks and, on some routes, ship, barge and pipeline operators. Transportation providers such as trucks and barges utilize public rights-of-way that are built and maintained by governmental entities, while we must build and maintain our own network infrastructure. Competition for our services could increase if other rail operators build new rail lines to access certain of our customers or grant to other rail carriers access rights to our rail lines or if legislation is passed that provides materially greater latitude for trucks with respect to size or weight restrictions or automation.
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
We consumed 68.0 million gallons of diesel fuel in 2016 and 63.3 million gallons of diesel fuel in 2015. Fuel availability could be affected by any limitation in the fuel supply or by any imposition of mandatory allocation or rationing regulations. If a severe fuel supply shortage arose from production curtailments, disruption of oil imports or domestic oil production, disruption of domestic refinery production, damage to refinery or pipeline infrastructure, political unrest, war, terrorist attack or otherwise, diesel fuel may not be readily available and may be subject to rationing regulations.
In addition, diesel fuel costs constitute a significant portion of our total operating expenses. Currently, we receive fuel surcharges and other rate adjustments to offset fuel prices, although there may be a significant delay in our recovery of fuel costs based on the terms of the fuel surcharge program. However, if Class I railroads change their policies regarding fuel surcharges, the compensation we receive for increases in fuel costs may decrease, which could have a negative effect on our profitability. Costs for fuel used in operations were approximately 7% and 8% of our operating expenses for the years ended December 31, 2016 and 2015, respectively.
If diesel fuel prices increase dramatically from production curtailments, a disruption of oil imports or domestic oil production or otherwise, these events could have a material adverse effect on our results of operations, financial condition and liquidity.

We may be subject to various claims and lawsuits that could result in significant expenditures.
The nature of our business exposes us to the potential for various claims and litigation related to labor and employment, personal injury, environmental contamination, freight loss, property damage and other matters. For example, United States job-related personal injury claims by our railroad employees are subject to the Federal Employers' Liability Act (FELA) which is applicable only to railroads. FELA's fault-based tort system produces results that are unpredictable and inconsistent as compared with a no-fault worker's compensation system. The variability inherent in this system could result in the actual costs of claims being very different from the liability recorded. From time to time, we also have various contractual disputes with interchange partners and customers.
Any material changes to current litigation trends or a catastrophic rail accident or series of accidents involving material freight loss or property damage, personal injury or environmental liability against us or monetary damages associated with a breach of contract or other claims that is not covered by insurance could have a material adverse effect on our results of operations, financial condition and liquidity.
Some of our employees belong to labor unions, and strikes or work stoppages could adversely affect our results of operations, financial condition and liquidity.
As of December 31, 2016, we are a party to approximately 97 collective bargaining agreements with various labor unions in the United States, Australia, Canada and U.K./Europe. We are currently engaged in negotiations with respect to approximately 29 of these agreements, and are currently negotiating collective bargaining agreements with three newly represented bargaining units. Approximately 4,100 of our approximately 7,300 full time employees are either union members or have employment terms and conditions determined by labor agreements or negotiated by a labor union or works council. In addition, we have 65 employees who have elected to have union representation and are in the process of negotiating their first collective bargaining agreement. We also have entered into employee association agreements with an additional 33 employees who are not represented by a national labor organization. GWA has a collective enterprise bargaining agreement covering the majority of its employees. In the U.K./Europe we have various collective bargaining agreements, as well as agreements with local work councils.
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
We believe that our success and our growth depend upon our ability to attract and retain skilled workers who possess the ability to operate and maintain our equipment and facilities. The operation and maintenance of our equipment and facilities involve complex and specialized processes and often must be performed in harsh and remote conditions, resulting in a high employee turnover rate when compared to many other industries. The challenge of attracting and retaining the necessary workforce is increased by the expected retirement of an aging workforce, training requirements and significant competition for specialized trades. Within the next five years, we estimate that approximately 9% of our current workforce will become eligible for retirement based on an average retirement age of 61. Many of these workers hold key operating positions, such as conductors, engineers and mechanics. In addition, the demand for workers with the types of skills we require has increased, especially from Class I railroads, which can usually offer higher wages and more generous benefits. A significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force or an increase in the wage rates that we must pay or both.

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
If we fail to maintain an effective system of internal control over financial reporting as well as disclosure controls and procedures, we could become subject to regulatory scrutiny and current and potential shareholders may lose confidence in our financial reporting and disclosures.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our Annual Report on Form 10-K our management’s report and an independent registered public accounting firm's report on the effectiveness of our internal control over financial reporting. As we execute our acquisition strategy, consistent with the guidance issued by the Securities and Exchange Commission, we may elect to omit an assessment of internal control over financial reporting of a recently acquired business in the year of acquisition from management's report. Recently acquired businesses are required to be included in our assessment of internal control over financial reporting no later than in the year subsequent to the acquisition.
The failure to implement and maintain proper and effective internal controls over financial reporting, as well as disclosure controls and procedures, could result in our identification of material weaknesses in our financial reporting controls that may cause errors in our financial statements that could have a material effect on our financial results, financial position or liquidity and in the accompanying footnote disclosures. Such errors could also require restatements of previously issued financial statements. We cannot guarantee that we will not identify and report any material weaknesses in the future. Should such events occur, we may become subject to regulatory scrutiny and investors may lose confidence in our reported financial information and disclosure, which could negatively impact our stock price.
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
We rely on information technology in all aspects of our business. The performance and reliability of our technology systems, as well as those provided by critical vendors, is critical to our ability to operate and compete safely and effectively. A cyber security attack, which is a deliberate theft of data or impairment of information technology systems, or other significant disruption or failure, could result in a service interruption, train accident, misappropriation of confidential information, process failure, security breach or other operational difficulties. Such an event could result in increased capital, insurance or operating costs, including security costs to protect our infrastructure. A disruption or compromise of our information technology systems, even for short periods of time, could have a material adverse effect on our business and results of operations.
ADDITIONAL RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS
We are subject to the risks of doing business in foreign countries.
Some of our subsidiaries transact business in foreign countries, namely in Australia, Canada, the U.K., Belgium, Germany, the Netherlands, Poland and Saudi Arabia. In addition, we may consider acquisitions or other investments in other foreign countries in the future. The risks of doing business in foreign countries include:

•	adverse changes or greater volatility in the economies of those countries;

•	foreign currency fluctuations;

•	adverse effects due to changes in the European Union (EU) or eurozone membership, including risks associated with the U.K.'s referendum vote to end its continued membership in the EU;

•	adverse effects due to the migration of people into the EU;

•	adverse changes to the regulatory environment or access regimes of those countries;

•	adverse changes to the tax laws and regulations of those countries;

•	restrictions on the withdrawal of foreign investment, or a decrease in the value of repatriated cash flows;

•	a decrease in the value of foreign sourced income as a result of exchange rate changes;

•	the actual or perceived failure by us to fulfill commitments under concession agreements;

•	the ability to identify and retain qualified local managers; and

•	the challenge of managing a culturally and geographically diverse operation.
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
We have operations in Australia, Canada, the U.K. and Europe. The results of operations of our foreign entities are maintained in the local currency (including, the Australian dollar, the British pound, the Canadian dollar, the Euro and the Polish zloty) and then translated into United States dollars based on the exchange rate at the end of the period for balance sheet items and, for the statement of operations, at the average exchange rate for the statement period. In addition, Freightliner, as part of a British consortium, provides management and technical support for infrastructure and freight operations to Saudi Railway Company, a government-owned company established in 2006 and tasked with developing and operating railway services, pursuant to a contract that expires in 2020. Payments under the contract are made in Saudi riyal and are converted into British pounds and included in our consolidated operating income in U.K./Europe. As a result, any appreciation or depreciation of these currencies against the United States dollar can impact our consolidated results of operations. The exchange rates between these currencies and the United States dollar have fluctuated significantly in recent years and may continue to do so in the future.

Moreover, foreign governments may restrict transfers of cash out of the country and control exchange rates. There can be no assurance that we will be able to repatriate our earnings, and at exchange rates that are beneficial to us, which could have a material adverse effect on our business, results of operations, financial condition and liquidity.
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
Through our subsidiaries in Australia, we have entered into long-term concession and/or lease agreements with governmental authorities in the Northern Territory and South Australia. Our concession agreement for the Tarcoola-to-Darwin rail line expires in 2054 and our lease agreement for our other South Australia rail lines expires in 2047. If our concession or lease agreements expire, we will no longer act as the below rail access provider but will still be permitted to participate in the above rail market. These concession and lease agreements are subject to a number of conditions, including those relating to the maintenance of certain standards with respect to service, price and the environment. These concession and lease agreements also typically carry with them a commitment to maintain the condition of the railroad and to make a certain level of capital expenditures, which may require capital expenditures that are in excess of our projections. Our failure to meet these commitments under the long-term concession and lease agreements could result in the termination of those concession or lease agreements. The termination of any concession or lease agreement could result in the loss of our investment relating to that concession or lease agreement, and could have a material adverse effect on our results of operations, financial condition and liquidity.
Open access regimes in Australia and Europe could lead to additional competition for rail services, disruption to service and decreased revenues and profit margins.
The legislative and regulatory framework in Australia allows third-party rail operators to gain access to our Australian railway infrastructure and also governs our access to track owned by others. European countries in which our subsidiaries operate also have open access regimes that permit third-party rail operators to compete for the business of our subsidiaries that operate in such countries. There are limited barriers to entry to preclude a current or prospective rail operator from approaching our customers and seeking to capture their business. Further, the open access nature of the rail network could lead to disruptions to services as infrastructure maintenance and scheduling operations are outside our control. The loss of our customers to competitors or unexpected disruptions in service could result in decreased revenues and profit margins, which could have a material adverse effect on our results of operations, financial condition and liquidity.
Changes to the open access regimes in Australia and Europe could have a significant impact on our operations.
Access fees paid for our access onto the track of other companies and access fees we charge under state and federal regimes are subject to change. Where we pay access fees to others, if those fees were increased, our operating margins could be negatively affected. In Australia, if the federal government or respective state regulators were to alter the regulatory regime or determine that access fees charged to current or prospective third-party rail freight operators by our Australian railroads did not meet competitive standards, our income from those fees could decline. In the U.K., if the Office of Rail and Road, the independent safety and economic regulator for Britain's railways, were to change the access regime, even if we were able to pass any increased fees onto customers, we may be less competitive and our revenues could decline. In addition, when we operate over track networks owned by others, the owners of the networks are responsible for scheduling the use of the tracks as well as for determining the amount and timing of the expenditures necessary to maintain the tracks in satisfactory condition. Therefore, in areas where we operate over tracks owned by others, our operations are subject to train scheduling set by the owners as well as the risk that the network will not be adequately maintained. Changes to the open access regimes could have a material adverse effect on our business, results of operations, financial condition and liquidity.

Revocation of our safety accreditations could result in a loss of revenue and termination of our concession.
Our operating subsidiaries in Australia and U.K./Europe hold safety accreditations that are required in order for them to provide freight rail services. These safety accreditations are essential for us to conduct our business and are subject to removal. Following significant derailments, the government entities responsible for oversight of rail safety frequently perform investigations. Any loss of, failure to maintain or inability to renew, rail safety accreditations necessary to carry on rail operations in any jurisdiction, or any changes in government policy and legal or regulatory oversight, including changes to the rail safety regulatory regime, could have a material adverse effect on our business, results of operations, financial condition and liquidity.
We have significant pension funding obligations.
We provide a defined benefit pension program for our U.K. employees through a standalone shared cost arrangement within the Railways Pension Scheme (Pension Program). The Pension Program has more than 300,000 active and retired employees, and participation by more than 150 rail companies with assets under management of approximately £25 billion. There are six discrete sections within the Pension Program and participating employers may set up more than one arrangement in the program. There is no cross-subsidy or funding obligation between the discrete sections of the Pension Program or between the discrete arrangements of any participating employers. The Pension Program is managed and administered by a professional pension administration company and is overseen by trustees with professional advice from independent actuaries and other advisers. Our section of the Pension Program is a shared cost arrangement with required contributions shared between us and our employees with our contribution being 60% and the remaining 40% contributed by active employees.
The Pension Program's assets are subject to market fluctuation, and its assets and liabilities are formally valued on an independent actuarial basis every three years. A key element of the valuation process is an assessment of the creditworthiness of the participating employer. Less creditworthy employers are encouraged to invest in lower risk assets, with on average lower returns, which impacts the assessment of the pension liabilities and any underlying deficit. In the event that our section of the Pension Program is underfunded on an actuarial basis at any valuation point, the shared cost nature of the program means that we are responsible for paying 60% of any deficit contributions, with active employees contributing the remaining 40%, in each case over a recovery period agreed with the trustees.
If our section of the Pension Program is terminated and wound up, any deficit would fall entirely on us and would not be shared with active employees. Equally, if all active employees were to leave our section, we would have full responsibility for funding any deficits. As of December 31, 2016, there were approximately 1,600 active employees in our section of the Pension Program. Our pension expense and funding of our section of the Pension Program may increase in the future and, as a result, could have a material adverse effect on our results of operations, financial condition and liquidity.
Political and economic uncertainty arising from a majority of voters approving a referendum for the United
Kingdom to exit the European Union could adversely impact our operations and financial results.
In June 2016, the U.K. held a referendum in which voters approved an exit from the European Union (EU), commonly referred to as Brexit. As a result of the referendum, it is expected that the British government, subject, potentially, to a vote of the British Parliament, will begin negotiating the terms of the U.K.’s withdrawal from the EU. A withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the U.K. and the EU, undermine bilateral cooperation in key policy areas and significantly disrupt trade between the U.K. and the EU. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which EU laws to replace or replicate. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the U.K. from the EU would have and how such withdrawal would affect us. Our U.K./European Operations represented approximately 27% of our consolidated revenues in 2016. The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the weakening of the British pound against the United States dollar. During periods of a weakening British pound, our reported international revenues are reduced because the British pound translates into fewer United States dollars. The long-term effects of Brexit will depend on any agreements the U.K. makes to retain access to European markets, either during a transitional period or more permanently, and any other bilateral trade agreements the U.K. can reach with other trade partners. Any of the potential effects of Brexit could have unpredictable consequences for credit markets and adversely affect our business, results of operations and financial condition and liquidity.

RISKS RELATED TO TAXATION
The United States Short Line Tax Credit expired on December 31, 2016. As a result, our effective tax rate in 2017 will be higher.
Since 2005, we have benefited from the effects of the United States Short Line Tax Credit, which is an income tax credit for Class II and Class III railroads to reduce their federal income tax based on qualified railroad track maintenance expenditures (the Short Line Tax Credit). Qualified expenditures include amounts incurred for maintaining track, including roadbed, bridges and related track structures, owned or leased by a Class II or Class III railroad. The credit is equal to 50% of the qualified expenditures, subject to an annual limitation of $3,500 multiplied by the number of miles of railroad track owned or leased by the Class II or Class III railroad as of the end of its tax year. The United States Short Line Tax Credit was initially enacted for a three year period, 2005 through 2007, and was subsequently extended a series of times with the last extension expiring on December 31, 2016. There is no guarantee that the Short Line Tax Credit will be extended again. Further, recent discussions related to potential corporate tax reform in the United States, as well as presidential infrastructure spending objectives, could impact the likelihood of an extension of the Short Line Tax Credit or yield changes to the Short Line Tax Credit. If the Short Line Tax Credit is not extended for 2017 and additional tax years, or is modified prospectively, or the benefit derived from the credit is not replaced through more comprehensive tax reform or otherwise, the loss or a reduction of the credit will increase our tax rate and reduce our earnings per share.

If the earnings of our foreign subsidiaries were to be distributed, our effective tax rate could be higher.
We file a consolidated United States federal income tax return that includes all of our United States subsidiaries. Each of our foreign subsidiaries files income tax returns in each of their respective countries. No provision is made for the United States income taxes applicable to the undistributed earnings of our foreign subsidiaries. The amount of those earnings was $267.1 million as of December 31, 2016. If the earnings were to be distributed in the future, those distributions may be subject to United States income taxes (appropriately reduced by available foreign tax credits) and withholding taxes payable to various foreign countries, which could result in a higher effective tax rate for us, thereby reducing our earnings. See "Part II Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Repatriation" for additional information.
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
ITEM 1B.     Unresolved Staff Comments.
None.

ITEM 2.     Properties.
Genesee & Wyoming, through our subsidiaries, currently has interests in 122 freight railroads, including 105 short line railroads and two regional freight railroads in the United States, eight short line railroads in Canada, three railroads in Australia, one in the U.K., one in Poland and Germany and two in the Netherlands.
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
Our railroads operate over approximately 15,900 miles of track that is owned, jointly owned or leased by us, which includes the Tarcoola-to-Darwin rail line that we manage under a concession agreement that expires in 2054. Several of our railroads are operated pursuant to lease agreements that will expire in the next few years and may not be extended. Leases from Class I railroads and other third parties that could expire in each of the next 10 years would represent less than 2% of our annual revenues in the year of expiration, based on our operating revenues for the year ended December 31, 2016. For additional information on these lease expirations, see "Part I Item 1A. Risk Factors" of this Annual Report. We also operate, through various trackage and operating rights agreements, over approximately 6,200 additional miles of track that are owned or leased by others under contractual track access arrangements. The track miles listed below exclude approximately 2,080 miles of sidings and yards (1,830 miles in the United States, 170 miles in Canada and 80 miles in Australia). Track miles owned by others, but available to us, under open access regimes in Australia, Belgium, the Netherlands, Poland and the U.K. are also excluded. We have recorded mortgages on many of the owned properties located in the United States and described in the table below as additional security for our outstanding obligations under our Credit Agreement. For additional information regarding our Credit Agreement, see Note 8, Long-Term Debt, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report.
The following table sets forth certain information with respect to our railroads as of December 31, 2016:

RAILROAD AND LOCATION	YEAR ACQUIRED	TRACK MILES	STRUCTURE
NORTH AMERICAN OPERATIONS
UNITED STATES:
Genesee and Wyoming Railroad Company (GNWR) New York (a)	1899	27	Owned
The Dansville and Mount Morris Railroad Company (DMM) New York (a)	1985	8	Owned
Rochester & Southern Railroad, Inc. (RSR) New York (a)	1986	58	Owned
Louisiana & Delta Railroad, Inc. (LDRR) Louisiana	1987	86	Owned/Leased
Buffalo & Pittsburgh Railroad, Inc. (BPRR) New York, Pennsylvania (b) (c) (d)	1988	368	Owned/Leased
Allegheny & Eastern Railroad, LLC (ALY) Pennsylvania (b)	1992	128	Owned
Bradford Industrial Rail, Inc. (BR) Pennsylvania (c)	1993	4	Owned
Willamette & Pacific Railroad, Inc. (WPRR) Oregon	1993	178	Leased
Portland & Western Railroad, Inc. (PNWR) Oregon	1995	288	Owned/Leased
Pittsburg & Shawmut Railroad, LLC (PS) Pennsylvania (d)	1996	108	Owned
Illinois & Midland Railroad, Inc. (IMRR) Illinois	1996	98	Owned
Commonwealth Railway, Incorporated (CWRY) Virginia	1996	24	Owned/Leased
Talleyrand Terminal Railroad Company, Inc. (TTR) Florida	1996	2	Leased

RAILROAD AND LOCATION	YEAR ACQUIRED	TRACK MILES	STRUCTURE
Corpus Christi Terminal Railroad, Inc. (CCPN) Texas	1997	42	Leased
Golden Isles Terminal Railroad, Inc. (GITM) Georgia	1998	13	Owned/Leased
Savannah Port Terminal Railroad, Inc. (SAPT) Georgia	1998	18	Leased
South Buffalo Railway Company (SB) New York	2001	54	Owned/Leased
St. Lawrence & Atlantic Railroad Company (SLR) Maine, New Hampshire, Vermont	2002	143	Owned
York Railway Company (YRC) Pennsylvania	2002	42	Owned
Utah Railway Company (UTAH) Utah	2002	41	Owned
Salt Lake City Southern Railroad Company, Inc. (SLCS) Utah	2002	2	Owned
Chattahoochee Industrial Railroad (CIRR) Georgia	2003	15	Owned
Arkansas Louisiana & Mississippi Railroad Company (ALM) Arkansas, Louisiana	2003	62	Owned
Fordyce and Princeton R.R. Co. (FP) Arkansas	2003	57	Owned
Tazewell & Peoria Railroad, Inc. (TZPR) Illinois	2004	25	Leased
Golden Isles Terminal Wharf (GITW) Georgia	2004	6	Owned
First Coast Railroad Inc. (FCRD) Florida, Georgia	2005	32	Leased
AN Railway, L.L.C. (AN) Florida	2005	96	Leased
Atlantic & Western Railway, Limited Partnership (ATW) North Carolina	2005	16	Owned
The Bay Line Railroad, L.L.C. (BAYL) Alabama, Florida	2005	108	Owned
East Tennessee Railway, L.P. (ETRY) Tennessee	2005	4	Owned/Leased
Galveston Railroad, L.P. (GVSR) Texas	2005	39	Leased
Georgia Central Railway, L.P. (GC) Georgia	2005	171	Owned/Leased
KWT Railway, Inc. (KWT) Kentucky, Tennessee	2005	69	Owned
Little Rock & Western Railway, L.P. (LRWN) Arkansas	2005	79	Owned
Meridian & Bigbee Railroad, L.L.C. (MNBR) Alabama, Mississippi	2005	147	Owned/Leased
Riceboro Southern Railway, LLC (RSOR) Georgia	2005	18	Leased
Tomahawk Railway, Limited Partnership (TR) Wisconsin	2005	6	Owned
Valdosta Railway, L.P. (VR) Georgia	2005	10	Owned
Western Kentucky Railway, L.L.C. (WKRL) Kentucky	2005	—	Owned
Wilmington Terminal Railroad, Limited Partnership (WTRY) North Carolina	2005	17	Leased
Chattahoochee Bay Railroad, Inc. (CHAT) Alabama, Georgia	2006	26	Owned
Maryland Midland Railway, Inc. (MMID) Maryland	2007	70	Owned
Chattooga & Chickamauga Railway Co. (CCKY) Georgia	2008	49	Leased

RAILROAD AND LOCATION	YEAR ACQUIRED	TRACK MILES	STRUCTURE
Luxapalila Valley Railroad, Inc. (LXVR) Alabama, Mississippi	2008	34	Owned
Columbus and Greenville Railway Company (CAGY) Mississippi	2008	151	Owned
The Aliquippa & Ohio River Railroad Co. (AOR) Pennsylvania	2008	6	Owned
The Columbus & Ohio River Rail Road Company (CUOH) Ohio	2008	247	Owned/Leased
The Mahoning Valley Railway Company (MVRY) Ohio	2008	6	Owned
Ohio Central Railroad, Inc. (OHCR) Ohio	2008	70	Owned/Leased
Ohio and Pennsylvania Railroad Company (OHPA) Ohio	2008	3	Owned
Ohio Southern Railroad, Inc. (OSRR) Ohio	2008	18	Owned
The Pittsburgh & Ohio Central Railroad Company (POHC) Pennsylvania	2008	35	Owned
The Warren & Trumbull Railroad Company (WTRM) Ohio	2008	4	Leased
Youngstown & Austintown Railroad Inc. (YARR) Ohio	2008	5	Leased
The Youngstown Belt Railroad Company (YB) Ohio	2008	14	Owned
Georgia Southwestern Railroad, Inc. (GSWR) Alabama, Georgia	2008	231	Owned/Leased
Arizona Eastern Railway Company (AZER) Arizona, New Mexico	2011	200	Owned
Hilton & Albany Railroad, Inc. (HAL) Georgia	2011	56	Leased
Columbus & Chattahoochee Railroad, Inc. (CCH) Alabama, Georgia	2012	26	Leased
Alabama & Gulf Coast Railway LLC (AGR) Alabama, Mississippi, Florida	2012	283	Owned/Leased
Arizona & California Railroad Company (ARZC) Arizona, California	2012	190	Owned
Bauxite & Northern Railway Company (BXN) Arkansas	2012	5	Owned
California Northern Railroad Company (CFNR) California	2012	210	Leased
Carolina Piedmont Railroad (CPDR) South Carolina	2012	30	Owned
Cascade and Columbia River Railroad Company (CSCD) Washington	2012	131	Owned
Central Oregon & Pacific Railroad, Inc. (CORP) Oregon, California	2012	306	Owned/Leased
The Central Railroad Company of Indiana (CIND) Indiana, Ohio	2012	82	Owned
Central Railroad Company of Indianapolis (CERA) Indiana	2012	43	Owned/Leased
Chesapeake and Albermarle Railroad (CA) North Carolina, Virginia	2012	68	Leased
Chicago, Fort Wayne & Eastern Railroad (CFE) Indiana, Ohio	2012	281	Owned/Leased
Conecuh Valley Railway, L.L.C. (COEH) Alabama	2012	13	Owned
Connecticut Southern Railroad, Inc. (CSO) Connecticut	2012	23	Owned/Leased
Dallas, Garland & Northeastern Railroad, Inc. (DGNO) Texas	2012	168	Owned/Leased
Eastern Alabama Railway, LLC (EARY) Alabama	2012	26	Owned

RAILROAD AND LOCATION	YEAR ACQUIRED	TRACK MILES	STRUCTURE
Grand Rapids Eastern Railroad (GR) Michigan	2012	22	Owned
Huron and Eastern Railway Company, Inc. (HESR) Michigan	2012	330	Owned/Leased
Indiana & Ohio Railway Company (IORY) Indiana, Ohio, Michigan	2012	469	Owned/Leased
Indiana Southern Railroad, LLC (ISRR) Indiana	2012	165	Owned
Kiamichi Railroad Company L.L.C. (KRR) Oklahoma, Arizona, Texas	2012	231	Owned
Kyle Railroad Company (KYLE) Colorado, Kansas	2012	505	Owned/Leased
Marquette Rail LLC (MQT) Michigan	2012	128	Leased
The Massena Terminal Railroad Company (MSTR) New York	2012	3	Owned
Michigan Shore Railroad (MS) Michigan	2012	4	Owned
Mid-Michigan Railroad, Inc. (MMRR) Michigan	2012	78	Owned/Leased
Missouri & Northern Arkansas Railroad Company, Inc. (MNA) Arizona, Missouri, Kansas	2012	483	Owned/Leased
New England Central Railroad, Inc. (NECR) Vermont, New Hampshire, Massachusetts, Connecticut	2012	324	Owned
North Carolina & Virginia Railroad Company L.L.C. (NCVA) North Carolina, Virginia	2012	53	Owned
Otter Tail Valley Railroad Company, Inc. (OTVR) Minnesota	2012	54	Owned
Point Comfort & Northern Railway Company (PCN) Texas	2012	14	Owned
Puget Sound & Pacific Railroad (PSAP) Washington	2012	135	Owned/Leased
Rockdale, Sandow & Southern Railroad Company (RSS) Texas	2012	4	Owned
San Diego & Imperial Valley Railroad Company, Inc. (SDIY) California	2012	1	Leased
San Joaquin Valley Railroad Co. (SJVR) California	2012	297	Owned/Leased
South Carolina Central Railroad Company, LLC (SCRF) South Carolina	2012	47	Owned
Texas Northeastern Railroad (TNER) Texas	2012	67	Leased
Three Notch Railway, L.L.C. (TNHR) Alabama	2012	34	Owned
Toledo, Peoria & Western Railway Corp. (TPW) Illinois, Indiana	2012	180	Owned/Leased
Ventura County Railroad Company (VCRR) California	2012	9	Leased
Wellsboro & Corning Railroad, LLC (WCOR) Pennsylvania, New York	2012	35	Leased
Wiregrass Central Railway, L.L.C. (WGCR) Alabama	2012	20	Owned
Rapid City, Pierre & Eastern Railroad, Inc. (RCPE) Minnesota, South Dakota, Nebraska, Wyoming	2014	651	Owned
Arkansas Midland Railroad, Inc. (AKMD) Arkansas	2015	114	Owned/Leased
The Prescott & Northwestern Railroad Company (PNW) Arkansas	2015	6	Owned
Warren & Saline River Railroad Company (WSR) Arkansas	2015	1	Owned
Olympia & Belmore Railroad, Inc. (OYLO) Washington	2016	5	Leased

RAILROAD AND LOCATION	YEAR ACQUIRED	TRACK MILES	STRUCTURE
Providence and Worcester Railroad Company (PW) Rhode Island, Massachusetts, Connecticut and New York (e)	2016	154	Owned
CANADA:
Huron Central Railway Inc. (HCRY) Ontario	1997	173	Owned/Leased
Quebec Gatineau Railway Inc. (QGRY) Québec	1997	301	Owned/Leased
St. Lawrence & Atlantic Railroad (Québec) Inc. (SLQ) Québec	2002	95	Owned
Cape Breton & Central Nova Scotia Railway Limited (CBNS) Nova Scotia	2012	242	Owned
Goderich-Exeter Railway Company Limited (GEXR) Ontario	2012	181	Owned/Leased
Ottawa Valley Railway (OVR) Ontario, Québec	2012	157	Leased
Southern Ontario Railway (SOR) Ontario	2012	46	Leased
Kérail Inc. (KERY) Québec	2014	10	Owned

U.K./EUROPEAN OPERATIONS:
Rail Feeding (Rotterdam and Antwerp)	2008	—	Open Access
Freightliner U.K.	2015	—	Open Access
Freightliner Poland and Freightliner Germany	2015	—	Open Access
ERS Railways (ERS)	2015	—	Open Access

AUSTRALIAN OPERATIONS (51.1% owned by us as of December 1, 2016):
Genesee & Wyoming Australia Pty Ltd (GWA) (f)	1997; 2006	822	Leased/Open Access
GWA (North) Pty Ltd (GWA North)	2010	1,395	Leased/Open Access
Freightliner Australia Pty Ltd (FLA)	2015	—	Open Access

(a)	The original GNWR consisted of 14 miles and acquired an additional 13 miles in 1982. The GNWR and DMM are now operated by RSR.

(b)	ALY merged with BPRR in January 2004

(c)	BR merged with BPRR in January 2004

(d)	PS merged with BPRR in January 2004

(e)	PW operates over approximately 350 additional miles of track through contractual track access arrangements

(f)
We initially invested in South Australia in 1997; contributed our holdings to our Australian Railroad Group Pty. Ltd. (ARG) joint venture in 2000; upon sale of our interest in ARG in 2006, we re-acquired our contributed holdings, which were renamed GWA

EQUIPMENT
As of December 31, 2016, our rolling stock consisted of 1,348 locomotives, of which 1,039 were owned and 309 were leased, and 29,430 railcars, of which 8,692 were owned and 20,738 were leased. A breakdown of the types of railcars owned and leased by us as of December 31, 2016 is set forth in the table below:

	Owned	Leased	Total
Railcars by Car Type:
Box	1,354	8,150	9,504
Hoppers	2,167	1,447	3,614
Flats	1,736	2,714	4,450
Gondolas	559	3,439	3,998
Covered hoppers	2,667	4,528	7,195
Tank cars	34	54	88
Vehicle flats	—	406	406
Maintenance of way	103	—	103
Crew cars	13	—	13
Other	59	—	59
	8,692	20,738	29,430
ITEM 3.     Legal Proceedings.
From time to time, we are a defendant in certain lawsuits resulting from our operations in the ordinary course as the nature of our business exposes us to the potential for various claims and litigation related to property damage, personal injury, freight loss, labor and employment, environmental, contractual disputes and other matters. As described in Note 2, Significant Accounting Policies, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report, we maintain insurance policies to mitigate the financial risk associated with many of these claims.
Any material changes to current litigation trends or a catastrophic rail accident or series of accidents involving material freight loss or property damage, personal injury and environmental liability, disputes involving our railroads or other claims against us that are not covered by insurance could have a material adverse effect on our results of operations, financial condition and liquidity. For instance, we received a notice in November 2014 from the EPA requesting information under the Clean Water Act related to the discharge of crude oil as a result of a derailment of one of our trains in November 2013 in the vicinity of Aliceville, Alabama, but a fine associated with the contamination has not yet been assessed.
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

Year Ended December 31, 2016	High	Low
4th Quarter	$80.01	$64.55
3rd Quarter	$70.03	$58.58
2nd Quarter	$65.99	$52.86
1st Quarter	$64.17	$44.55
Year Ended December 31, 2015	High	Low
4th Quarter	$72.54	$50.28
3rd Quarter	$75.84	$57.51
2nd Quarter	$97.34	$76.18
1st Quarter	$105.15	$82.15
Number of Holders
On February 22, 2017, there were 329 Class A Common Stock record holders and 11 Class B Common Stock record holders.
Dividends
We did not pay cash dividends to our Class A or Class B common stockholders for the years ended December 31, 2016 and 2015. We do not intend to pay cash dividends to our common stockholders for the foreseeable future and intend to retain earnings, if any, for future operation and expansion of our business. Any determination to pay dividends to our common stockholders in the future will be at the discretion of our Board of Directors and subject to applicable law and any restrictions contained in our Credit Agreement.
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
Recent Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities

2016	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (2)
October 1 to October 31	—	$—	—	$300,000,000
November 1 to November 30	19,878	74.36	—	300,000,000
December 1 to December 31	58	78.28	—	300,000,000
Total	19,936	$74.37	—	$300,000,000

(1)
The 19,936 shares acquired in the three months ended December 31, 2016 represent Class A Common Stock acquired by us from our employees who surrendered shares in lieu of cash to either fund their exercise of stock options or to pay taxes on stock-based awards made under our Third Amended and Restated 2004 Omnibus Incentive Plan.

(2)
On September 29, 2015, in conjunction with Amendment No. 1 to the Credit Agreement, the Board of Directors authorized the repurchase of up to $300.0 million of our Class A Common Stock and appointed a special committee of the Board of Directors to review and approve repurchases proposed by management.

ITEM 6.     Selected Financial Data.
The following selected financial data was derived from the consolidated statements of operations and consolidated balance sheets of Genesee & Wyoming as of and for the years ended December 31, 2016, 2015, 2014, 2013 and 2012. All of the information should be read in conjunction with the Consolidated Financial Statements and related notes included in "Part IV Item 15. Exhibits, Financial Statement Schedules" and "Part II Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report.
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

	For the Year Ended December 31,
	2016 (a)	2015 (b)	2014 (c)	2013 (d)	2012 (e)
	(In thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Operating revenues	$2,001,527	$2,000,401	$1,639,012	$1,568,643	$874,916
Operating expenses	1,711,915	1,616,140	1,217,441	1,188,455	684,594
Operating income	289,612	384,261	421,571	380,188	190,322
Interest income	1,107	481	1,445	3,971	3,725
Interest expense	(75,641)	(67,073)	(56,162)	(67,894)	(62,845)
Loss on forward contracts	—	(18,686)	—	—	(50,106)
Other income, net	413	1,948	1,259	1,327	2,182
Income before income taxes and income from equity investment	215,491	300,931	368,113	317,592	83,278
Provision for income taxes	(74,395)	(75,894)	(107,107)	(46,296)	(46,402)
Income from equity investment in RailAmerica, net	—	—	—	—	15,557
Net income	141,096	225,037	261,006	271,296	52,433
Less: Series A-1 Preferred Stock dividend	—	—	—	2,139	4,375
Less: Net (loss)/income attributable to noncontrolling interest	(41)	—	251	—	—
Net income attributable to Genesee & Wyoming Inc.	$141,137	$225,037	$260,755	$269,157	$48,058
Basic earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:
Basic earnings per common share	$2.46	$3.97	$4.71	$5.00	$1.13
Weighted average shares—Basic	57,324	56,734	55,305	53,788	42,693
Diluted earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:
Diluted earnings per common share	$2.42	$3.89	$4.58	$4.79	$1.02
Weighted average shares—Diluted	58,256	57,848	56,972	56,679	51,316
BALANCE SHEET DATA AT YEAR-END:
Total assets	$7,634,958	$6,703,082	$5,595,753	$5,319,821	$5,226,115
Long-term debt and capital leases (excluding portion due within one year)	$2,306,915	$2,205,785	$1,548,051	$1,540,346	$1,770,566
Series A-1 Preferred Stock	$—	$—	$—	$—	$399,524
Total equity	$3,187,121	$2,519,461	$2,357,980	$2,149,070	$1,500,462

(a)
On November 1, 2016, we completed the acquisition of Providence and Worcester Railroad Company (P&W) for $126.2 million. On December 1, 2016, one of our Australian subsidiaries completed the acquisition of GRail for A$1.14 billion and concurrently issued a 48.9% equity stake in G&W Australia Holdings LP (GWAHLP or the Partnership), which is the holding entity for all of the Company’s Australian businesses, including GRail, to MIRA. On December 13, 2016, we completed a public offering of 4,000,000 shares of Class A common stock at $75.00 per share and received net proceeds of $285.8 million after deducting underwriting discounts and commissions and offering expenses. In addition, we incurred impairment and related charges of $57.3 million, including $21.5 million related to our ERS business in Continental Europe, $21.1 million related to the impairment of our rolling stock maintenance facility and associated write-off of accounts receivable resulting from an iron ore customer in Australia entering voluntary administration and $14.7 million charges related to leases of idle excess U.K. coal railcars, as well as $26.6 million of corporate development and related costs.

(b)
On January 5, 2015, we completed the acquisition of Pinsly Arkansas for $41.3 million in cash. On March 25, 2015, we acquired all of the outstanding share capital of RailInvest Holding Company Limited, the parent company of London-based Freightliner, for total consideration of £516.3 million (or $769.1 million at the exchange rate on March 25, 2015). In addition, we incurred $15.3 million of acquisition/integration costs primarily associated with Freightliner and recorded a loss of $18.7 million on the settlement of foreign currency forward purchase contracts during 2015, which were entered into in contemplation of the Freightliner acquisition.

(c)
On May 30, 2014, our new subsidiary, Rapid City, Pierre & Eastern Railroad, Inc. (RCP&E), purchased the assets of the western end of CP's DM&E rail line for a cash purchase price of $218.6 million, including the purchase of materials and supplies, railcars, equipment and vehicles.

(d)
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

(e)
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
Outlook for 2017
Financial Expectations
We expect consolidated revenues to grow approximately 8% in 2017. Operating income is also expected to grow significantly, primarily due to same railroad growth, the impact of the GRail, P&W and (pending) Pentalver acquisitions, as well as cost reductions when compared with 2016. In North America, we expect revenues to increase approximately 3%, primarily due to higher same railroad freight volumes and pricing, as well as the P&W acquisition. We expect North American operating income to increase, primarily due to higher freight revenues and the full year impact of the P&W acquisition, partially offset by higher fuel costs. In Australia, we expect operating revenues to increase primarily due to the GRail acquisition. We expect same railroad Australia revenues to be relatively flat as freight revenues increases in intermodal and agricultural products are expected to be offset by lower mining customer revenues. We expect significant growth in Australia operating income, primarily due to the GRail acquisition. Finally, in our U.K./Europe segment we expect revenues to increase 7% in 2017. The major components underlying the expected revenue growth include contributions from the pending Pentalver acquisition (expected to close in the second quarter of 2017) and increases in intermodal and aggregates freight volumes, which increases are expected to be partially offset by the depreciation of the British pound following the Brexit vote in 2016, as well as the planned restructuring costs associated with the Continental Europe intermodal business. U.K./Europe operating income is expected to significantly increase in 2017 due to the restructuring costs associated with the Continental Europe intermodal business, higher freight revenues and the Pentalver acquisition.
Capital Plan
We expect to make capital investments totaling $252 million in 2017. Of this total, $195 million is planned for ongoing railroad track and equipment capital and $18 million is planned for matching capital spending associated with government grant funded projects in the United States. In addition, we expect to spend $39 million on new business investments, which include track projects, equipment purchases and investments in new facilities. Our capital plan excludes acquisitions and new business development projects that arise during the year.

United States Short Line Tax Credit
The United States Short Line Tax Credit, from which we have benefited since 2005, expired on December 31, 2016. Without an extension to the tax credit, we expect our income tax rate to increase significantly in 2017. While the Short Line Tax Credit has been extended on five separate occasions in the past, we are unable to predict the outcome of the United States legislative process.
Corporate and Business Development
We continue to evaluate a number of potential projects located in all of the geographic markets in which we currently operate and elsewhere around the world.
Overview
We own or lease 122 freight railroads worldwide that are organized in 10 operating regions with approximately 7,300 employees and 3,000 customers. The financial results of our 10 operating regions are reported in the following three distinct segments:

•
Our North American Operations segment includes eight regions that serve 41 U.S. states and four Canadian provinces and includes 115 short line and regional freight railroads with more than 13,000 track-miles.

•
Our Australian Operations segment provides rail freight services in New South Wales, including in the Hunter Valley coal supply chain, the Northern Territory and South Australia, including operating the 1,400-mile Tarcoola-to-Darwin rail line. As of December 1, 2016, G&W's Australia Region is 51.1% owned by us and 48.9% owned by a consortium of funds and clients managed by Macquarie Infrastructure and Real Assets (MIRA).

•
Our U.K./European Operations segment is led by Freightliner Group Limited (Freightliner), the United Kingdom's (U.K.) largest rail maritime intermodal operator and second-largest rail freight company. Operations also include heavy-haul in Poland and Germany and cross-border intermodal services connecting Northern European seaports with key industrial regions throughout the continent.

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
On November 1, 2016, we acquired Providence and Worcester Railroad Company (P&W), a Class III regional freight railroad operating in Massachusetts, Rhode Island, Connecticut and New York, for $25.00 per share, or $126.2 million. The acquisition was funded with borrowings under our revolving credit facility. For additional information regarding the P&W acquisition, see Note 3, Changes in Operations, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report.
On December 1, 2016, we completed the acquisition of Glencore Rail (NSW) Pty Limited (GRail), the third largest coal haulage business in Australia, for A$1.14 billion (or approximately $844.9 million at an exchange rate of $0.74 for one Australian dollar) and concurrently issued a 48.9% equity stake in our Australian subsidiary, G&W Australia Holdings LP (GWAHLP) (collectively, the Australia Partnership), the holding company for all of our Australian businesses, to MIRA. In conjunction with the acquisition of the GRail business, we entered into a long-term take-or-pay contract with Glencore Coal PTY Limited (GC), subject to existing agreements and certain limitations, to exclusively haul all coal produced at GC's existing mines in the Hunter Valley to the Port of Newcastle. As we maintained control of our Australian Operations, we will continue to consolidate 100% of our Australian Operations in our financial statements and now report a noncontrolling interest for MIRA's 48.9% equity ownership. For additional information regarding the GRail acquisition, see Note 3, Changes in Operations, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report.

On December 12, 2016, our subsidiary, GWI UK Acquisition Company Limited, entered into an agreement with APM Terminals Group (a subsidiary of A P Møller-Maersk A/A (Maersk)) to purchase all of the issued share capital of Pentalver Transport Limited (Pentalver), a U.K. based maritime container terminal and transportation business, for £87 million (or approximately $107 million at the December 31, 2016 exchange rate), subject to final working capital and other closing adjustments. The transaction is subject to satisfaction of customary closing conditions, including the receipt of competition clearances and the finalization of certain lease agreements, and is expected to close in the second quarter of 2017. For additional information regarding the Pentalver agreement, see Note 3, Changes in Operations, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report.
On December 13, 2016, we completed a 4,000,000 share offering of Class A Common Stock at $75.00 per share, resulting in net proceeds of $285.8 million after deducting underwriting discounts and commissions and other offering expenses. For additional information regarding the offering, see Note 4, Earnings Per Common Share, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report.
On February 7, 2017, the Company announced it has agreed to acquire the shares of Atlantic Western Transportation, Inc., the parent company of Heart of Georgia Railroad, Inc. (HOG). The acquisition is subject to customary closing conditions, including the receipt of STB approval, and is expected to be completed in the second quarter of 2017. HOG transports approximately 10,000 annual carloads of agricultural products, feed, fertilizer, and lumber and forest products, of which approximately 2,000 carloads are interchanged with our Georgia Central Railway. For additional information regarding the acquisition, see Note 21, Subsequent Events, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report.
Consolidated Annual Results
Our operating revenues increased $1.1 million to $2,001.5 million for the year ended December 31, 2016, compared with $2,000.4 million for the year ended December 31, 2015. Operating income for the year ended December 31, 2016 was $289.6 million, compared with $384.3 million for the year ended December 31, 2015. Our operating ratio, defined as operating expenses divided by operating revenues, was 85.5% for the year ended December 31, 2016, compared with 80.8% for the year ended December 31, 2015. The decrease in our operating income in 2016 was primarily due to impairment and related charges of $57.3 million, which included $21.5 million related to our European intermodal business, ERS Railways B.V. (ERS), $21.1 million associated with an iron ore customer in Australia entering into voluntary administration and $14.7 million of restructuring and related charges associated with our U.K. coal business. Our operating income for the year ended December 31, 2016 also included corporate development and related costs of $23.3 million, primarily related to the GRail, P&W and Pentalver transactions, and $4.0 million of restructuring costs, primarily associated with our U.K./European Operations. Our same railroad operating ratio for the year ended December 31, 2016 was 84.4%, compared with 80.8% for the year ended December 31, 2015. When we discuss either operating ratios from existing operations or same railroad operating ratios, we are referring to the change in our operating ratio, period-over-period, associated with operations that we managed in both periods (i.e., excluding the impact of acquisitions).
Our net income attributable to G&W for the year ended December 31, 2016 was $141.1 million, compared with net income of $225.0 million for the year ended December 31, 2015. Our diluted EPS for the year ended December 31, 2016 were $2.42 with 58.3 million weighted average shares outstanding, compared with diluted EPS of $3.89 with 57.8 million weighted average shares outstanding for the year ended December 31, 2015. Our effective income tax rate for the year ended December 31, 2016 was 34.5%, compared with 25.2% for the year ended December 31, 2015. The increase in our effective income tax rate was primarily driven by the effect of foreign operations, which resulted from losses incurred in some foreign jurisdictions generating a tax benefit at tax rates lower than United States statutory rate, a portion of which were reduced by recording of a valuation allowance.
During the year ended December 31, 2016, we generated $407.0 million in cash flows from operating activities. During the same period, we purchased $219.5 million of property and equipment, including $24.5 million for new business investments, partially offset by $36.1 million in cash received from government grants and other outside parties for capital spending, $15.2 million in insurance proceeds received for the replacement of assets and $2.7 million in cash proceeds from the sale of property and equipment. We also paid $969.5 million for the acquisitions of P&W and GRail. In addition, we received proceeds of $476.8 million from MIRA, our noncontrolling interest partner, net proceeds of $285.8 million from our Class A Common Stock offering and net proceeds of $47.4 million primarily related to borrowings from the refinancing of our Credit Agreement in conjunction with our acquisition of GRail. Our unused borrowing capacity as of December 31, 2016 was $541.6 million.

Our results for the year ended December 31, 2016 and 2015 included certain items affecting comparability between the periods that are set forth below (dollars in millions, except per share amounts):

	Income/(Loss) Before Taxes Impact	Net Income/(Loss) Attributable to G&W Impact	Diluted Earnings/(Loss) Per Common Share Attributable to G&W Impact
Year Ended December 31, 2016
ERS impairment and related costs	$(21.5)	$(21.5)	$(0.37)
U.K. coal restructuring and related charges	$(14.7)	$(12.0)	$(0.21)
Corporate development and related costs	$(26.6)	$(21.4)	$(0.37)
Net loss on sale and impairment of assets	$(0.1)	$—	$—
Australia impairment and related costs	$(21.1)	$(16.8)	$(0.29)
Restructuring costs	$(4.0)	$(3.1)	$(0.05)
Write-off of debt issuance costs	$(1.3)	$(0.5)	$(0.01)
Impact of reduction in U.K. effective tax rate	$—	$4.3	$0.07

Year Ended December 31, 2015
Corporate development and related costs	$(6.4)	$(4.3)	$(0.07)
Net gain on sale of assets	$2.3	$1.7	$0.03
Freightliner acquisition/integration related costs	$(15.3)	$(11.2)	$(0.19)
Loss on settlement of Freightliner acquisition-related foreign currency forward purchase contracts	$(18.7)	$(11.6)	$(0.20)
Impact of reduction in U.K. effective tax rate	$—	$9.7	$0.17
Annual Results by Segment
North America
Our North American Operations segment exceeded expectations for 2016 and managed through an expected decline in freight traffic (primarily coal) with strong cost controls, which included the consolidation of three operating regions into two. Offsetting the lower freight revenues were stronger than expected freight-related and all other revenues. As a result, North American Operations operating income for the year ended December 31, 2016, increased $22.1 million, or 7.4%, to $319.6 million.
Operating revenues from our North American Operations decreased $5.1 million, or 0.4%, to $1,236.8 million for the year ended December 31, 2016, compared with $1,241.8 million for the year ended December 31, 2015. Excluding $5.2 million of revenues from new operations and a $3.7 million decrease from the impact of foreign currency depreciation, our North American Operations same railroad revenues decreased $6.6 million, or 0.5%. When we discuss either operating revenues from existing operations or same railroad operating revenues, we are referring to the change in our operating revenues, period-over-period, associated with operations that we managed in both periods (i.e., excluding the impact of acquisitions).
Total traffic from our North American Operations decreased 70,147 carloads, or 4.3%, to 1,574,253 carloads for the year ended December 31, 2016, compared with the year ended December 31, 2015. The decrease consisted of 76,536 carloads, or 4.7%, from existing operations, partially offset by 6,389 carloads from new operations. The decrease in traffic from existing operations was principally due to decreases of 46,257 carloads of coal and coke traffic, 14,160 carloads of minerals and stone traffic, 13,163 carloads of pulp and paper traffic, 7,411 carloads of other commodity traffic, 4,412 carloads of chemicals and plastics traffic and 3,115 carloads of metallic ores traffic, partially offset by increases of 5,826 carloads of waste traffic and 3,678 carloads of metals traffic. All remaining traffic increased by a net 2,478 carloads.
Operating income from our North American Operations for the year ended December 31, 2016 was $319.6 million, compared with $297.5 million for the year ended December 31, 2015. The operating ratio from our North American Operations for the year ended December 31, 2016 was 74.2%, compared with 76.0% for the year ended December 31, 2015.

Australia
Despite a challenging operating environment that included our largest customer filing for voluntary administration, our Australian Operations segment met expectations in 2016. In addition, our Australia business underwent a transformational change on December 1, 2016, with the acquisition of GRail and the formation of the Australia Partnership, which we control through our 51.1% interest. The GRail acquisition significantly expanded our operations in New South Wales.
In conjunction with the GRail acquisition that closed on December 1, 2016, we issued a 48.9% equity stake in GWAHLP to MIRA and retained a 51.1% interest. As we maintained control of our Australian Operations, we continue to consolidate 100% of our Australian Operations in our financial statements and report a noncontrolling interest for MIRA’s 48.9% equity ownership. Prior to the GRail acquisition, our Australian subsidiary, Freightliner Australia Pty Ltd (FLA), provided rail operator services to GRail which were recorded as freight-related revenues. These freight-related services continued post acquisition, but are now eliminated in consolidation. Revenues from GRail were included in our consolidated freight revenues from new operations since the December 1, 2016 acquisition date.
Operating revenues from our Australian Operations decreased $20.4 million, or 8.4%, to $222.6 million for the year ended December 31, 2016, compared with $243.0 million for the year ended December 31, 2015. Excluding $17.9 million of net revenues from new operations and a $2.6 million decrease from the impact of foreign currency depreciation, our Australian Operations same railroad operating revenues decreased by $35.7 million, or 14.8%, primarily due to a decrease in freight revenues resulting from a decline in iron ore and manganese shipments. When comparing our freight-related and all other revenues from existing operations for the year ended December 31, 2016 to our freight-related and all other revenues for the year ended December 31, 2015, our 2016 existing operations included $4.1 million of revenues for services provided to GRail for the month of December 2016, which were eliminated in consolidated freight-related and all other revenues.
Australian Operations traffic increased 15,490 carloads, or 7.7%, to 216,395 carloads for the year ended December 31, 2016, compared with the year ended December 31, 2015. The increase consisted of 35,203 carloads from new operations, partially offset by a decrease from existing operations of 19,713 carloads, or 9.8%. The carload decrease from existing operations was principally due to decreases of 13,108 carloads of metallic ores traffic, 8,172 carloads of agricultural products traffic and 1,971 carloads of intermodal traffic, partially offset by an increase of 3,570 carloads of minerals and stone traffic.
Operating income from our Australian Operations for the year ended December 31, 2016 was $4.8 million, compared with $54.8 million for the year ended December 31, 2015. The operating ratio from our Australian Operations for the year ended December 31, 2016 was 97.8%, compared with an operating ratio of 77.4% for the year ended December 31, 2015. The year ended December 31, 2016 included $21.1 million of charges related to the impairment of a rolling-stock maintenance facility and associated write-off of accounts receivable in the first quarter of 2016 resulting from an iron ore customer entering voluntary administration, as well as $14.7 million of corporate development and related costs primarily associated with the GRail transactions.
U.K./Europe
Our U.K./European Operations segment had a disappointing 2016. In addition to expected declines in coal volumes, U.K. intermodal volumes were disrupted by port congestion in the second half of the year and aggregates volumes in the U.K. and Poland were lower than expected. Most significantly, however, our ERS Continental Europe intermodal business badly underperformed and generated an operating loss. In total, we recognized impairment and related charges of $36.2 million related to ERS and the U.K. coal business. Management is responding with plans to restructure ERS, reduce costs and develop new business. We believe the U.K./Europe performance will improve in 2017, particularly with the inclusion of Pentalver after its expected closing in the second quarter of 2017.
Operating revenues from our U.K./European Operations increased $26.5 million to $542.2 million for the year ended December 31, 2016, compared with $515.6 million for the year ended December 31, 2015. Operating revenues for the year ended December 31, 2016 included twelve months of revenues from our Freightliner U.K./European operations compared with approximately nine months for the year ended December 31, 2015. Excluding $116.5 million of revenues from our new operations for the three months when there was no comparable period of ownership in 2015 and a $47.3 million decrease from the impact of foreign currency depreciation, our U.K./European Operations same railroad revenues decreased $42.6 million, or 9.1%, primarily due to lower demand for steam coal in the U.K. and a decline in Continental Europe intermodal services.

U.K./European Operations traffic increased 216,302 carloads, or 24.4%, to 1,104,016 carloads for the year ended December 31, 2016, compared with the year ended December 31, 2015. The increase consisted of 231,791 carloads from new operations, partially offset by a decrease from existing operations of 15,489 carloads, or 1.7%. The carload decrease from existing operations was primarily due to decreases of 28,943 carloads of coal and coke traffic and 6,027 carloads of minerals and stone traffic, partially offset by increases of 17,397 carloads of intermodal traffic and 1,580 carloads of agricultural products traffic. All remaining traffic increased by a net 504 carloads.
Operating loss from our U.K./European Operations for the year ended December 31, 2016 was $34.7 million, compared with operating income of $31.9 million for the year ended December 31, 2015. The operating ratio from our U.K./European Operations for the year ended December 31, 2016 was 106.4%, compared with 93.8% for the year ended December 31, 2015. The year ended December 31, 2016 included impairment and related charges of $21.5 million related to ERS and $14.7 million of restructuring and related charges associated with our U.K. coal business. For additional information regarding these charges, see Note 3, Changes in Operations, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report.
Changes in Operations
North American Operations
Providence and Worcester Railroad Company: On November 1, 2016, we completed the acquisition of 100% of the outstanding common stock of P&W for $25.00 per share, or $126.2 million. The acquisition was funded with borrowings under our Second Amended and Restated Senior Secured Syndicated Credit Facility Agreement, as amended (the Credit Agreement) (see Note 8, Long-Term Debt, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report). The results of operations from P&W have been included in our consolidated statement of operations since the November 1, 2016 acquisition date within our North American Operations segment. P&W contributed $5.2 million of total revenues and an operating loss of $0.3 million to our consolidated results since the November 1, 2016 acquisition date. We incurred $2.0 million of acquisition costs associated with P&W during the year ended December 31, 2016, which were included within other expenses in our consolidated statement of operations.
P&W is headquartered in Worcester, Massachusetts, and operates in Rhode Island, Massachusetts, Connecticut and New York. P&W is contiguous with our New England Central Railroad (NECR) and Connecticut Southern Railroad (CSO). Rail service is provided by approximately 140 P&W employees with 32 locomotives across 163 miles of owned track and over approximately 350 track miles under track access agreements. P&W has exclusive freight access over Amtrak’s Northeast Corridor between New Haven, Connecticut, and Providence, Rhode Island, and track rights over Metro-North Commuter Railroad, Amtrak and CSX Corp. between New Haven, Connecticut, and Queens, New York. P&W interchanges with our NECR and CSO railroads, as well as with CSX, Norfolk Southern, Pan Am Railways, Pan Am Southern, the Housatonic Railroad and the New York and Atlantic Railroad, and also connects to Canadian National and Canadian Pacific via NECR.
P&W serves a diverse mix of aggregates, auto, chemicals, metals and lumber customers in southeastern New England, handling approximately 44,000 carloads and intermodal units annually. In addition, P&W provides rail service to three ports (Providence, Davisville and New Haven) and to a U.S. Customs bonded intermodal terminal in Worcester, Massachusetts, that receives inbound intermodal containers for distribution in New England.
For additional information regarding the acquisition of P&W, see Note 3, Changes in Operations, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report.
Pinsly's Arkansas Division: On January 5, 2015, we completed the acquisition of certain subsidiaries of Pinsly that constituted Pinsly Arkansas for $41.3 million in cash. We funded the acquisition with borrowings under our Credit Agreement. The results of operations from Pinsly Arkansas have been included in our consolidated statement of operations since the acquisition date within our North American Operations segment. For additional information regarding Pinsly Arkansas, see Note 3, Changes in Operations, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report.

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
Australian Operations
Glencore Rail (NSW) Pty Limited: On December 1, 2016, we completed the acquisition of GRail for A$1.14 billion (or approximately $844.9 million at an exchange rate of $0.74 for one Australian dollar) and concurrently issued a 48.9% equity stake in G&W Australia Holdings LP (GWAHLP) (collectively, the Australia Partnership), which is the holding entity for all of our Australian businesses, including GRail, to MIRA, a large private-equity infrastructure investment firm. We, through wholly-owned subsidiaries, retained a 51.1% ownership in GWAHLP, of which, 50.6% is owned via a limited partner and 0.5% is owned via a general partner. The 48.9% is owned by entities controlled by MIRA, of which, 48.4% is owned via a limited partner and 0.5% is owned by a general partner (collectively, the Australia Partnership Transaction). As we maintained control of our Australian Operations, we will continue to consolidate 100% of our Australian Operations in our financial statements and report a noncontrolling interest for MIRA’s 48.9% equity ownership. We established the noncontrolling interest for MIRA's 48.9% equity stake in the carrying value of the net assets of the Australia Partnership at A$383.4 million (or $284.1 million at the exchange rate on December 1, 2016), which was recorded in our balance sheet. As the fair value of the MIRA's equity contribution was A$405.4 million (or $300.4 million at the exchange rate on December 1, 2016), the difference of A$22.0 million (or $16.3 million at the exchange rate the December 1, 2016) was recorded as an increase to additional paid-in capital. We also reclassified $34.6 million from accumulated other comprehensive loss to additional paid-in capital as a result of the issuance of the noncontrolling interest. The acquisition of GRail was funded through a combination of third-party debt and contributions from us and MIRA in the form of equity and partner loans.
We and MIRA contributed a combined fair value of A$1.3 billion in the form of cash, partner loans and contributed equity, and our recently established subsidiary, GWI Acquisitions Pty Ltd (GWIA), entered into a five-year A$690 million senior secured term loan facility that is non-recourse to us and to MIRA. The proceeds were used to acquire GRail for A$1.14 billion, repay Genesee & Wyoming Australia’s (GWA) existing A$250 million term loan (under our credit facility) and pay an estimated A$18.5 million in debt issuance costs and A$13.2 million of acquisition-related costs (collectively, the GRail Transactions). The foreign exchange rate used to translate the transaction amounts to United States dollars was $0.74 for one Australian dollar (AUD). The sources and uses to accomplish the GRail Transactions were as follows (in millions):

Sources	AUD		USD	Uses	AUD		USD
New Australian term loan	A$	690.0	$511.4	GRail purchase	A$	1,140.0	$844.9
MIRA	643.5		476.9	Repay GWA term loan	250.0		185.3
GWA (equity contribution)	597.5		442.8	GWA (equity contributed)	597.5		442.8
G&W	88.2		65.3	Transaction costs	31.7		23.4
Total sources	A$	2,019.2	$1,496.4	Total uses	A$	2,019.2	$1,496.4
GRail’s coal haulage business was established in 2010 as an alternative rail service provider to the incumbent railroads in the Hunter Valley and has grown to be the third largest coal haulage business in Australia. Our Freightliner Australia subsidiary (acquired by us in March 2015) has been the rail operator of GRail since inception and presently provides haulage and logistics services for approximately 40 million tonnes per year of steam coal that is among the lowest cost and highest quality coal in the world sold principally to customers in Japan, Korea and Taiwan. These services have continued following the acquisition of GRail.
    In conjunction with the GRail acquisition, we entered into a 20-year rail haulage contract with the seller, Glencore Coal Pty Limited (GC), to exclusively haul all coal produced at GC’s existing mines in the Hunter Valley to the Port of Newcastle. The contract has minimum guaranteed volumes over the first 18 years and is expected to provide EPS and free cash flow accretion.
The GRail transaction includes the acquisition of 9 train sets (30 locomotives and 894 railcars). Rail haulage service is operated on government-owned, open access track that is coordinated by a neutral third party. Track access fees will continue to be paid directly by GC.

The results of operations from GRail have been included in our consolidated statement of operations since the December 1, 2016 acquisition date within our Australian Operations segment. GRail contributed $7.0 million of net revenues and a $1.1 million net operating loss to our consolidated results since the December 1, 2016 acquisition date. We incurred $16.3 million of acquisition costs associated with GRail during the year ended December 31, 2016, which were included within other expenses in our consolidated statement of operations.
For additional information regarding the acquisition of GRail, see Note 3, Changes in Operations, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report.
Arrium Limited: Between 2011 and 2014, GWA invested a total of $78 million to purchase locomotives and railcars, as well as to construct a standard gauge rolling-stock maintenance facility to support iron ore shipments from Arrium's Southern Iron mine and Whyalla-based operations, which include the Middleback Range iron ore mines and the Whyalla steelworks.
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
On April 7, 2016, Arrium announced it had entered into voluntary administration. As a result, we recorded a $13.0 million non-cash charge related to the impairment of a now idle rolling-stock maintenance facility, which was recorded to net loss/(gain) on sale and impairment of assets within operating expenses, and an allowance for doubtful accounts charge of $8.1 million associated with accounts receivable from Arrium, which was recorded to other expenses within operating expense, during the three months ended March 31, 2016. Also as a result of the voluntary administration, all payments to GWA associated with the Southern Iron rail haulage agreement have ceased. GWA is in the process of redeploying rolling-stock previously used to provide service under the Southern Iron rail haulage agreement to serve other customers.
GWA continues to provide service and receive payments under the remaining rail haulage agreement to serve several iron ore mines in the Middleback Range and the Whyalla Steelworks operations, which we expect will represent A$40 million (or approximately $29 million at the exchange rate on December 31, 2016) of annual revenue prospectively. Pending the outcome of the voluntary administration process, GWA could lose some or all of the revenue associated with the remaining rail haulage agreement. In the event of an adverse determination regarding the viability of the Middleback Range or the Whyalla Steelworks operations, or a termination of the remaining rail haulage agreement, all or a portion of GWA's assets deployed to provide service under this agreement, which consist largely of narrow gauge locomotives and railcars, could be redeployed elsewhere in Australia.
U.K./European Operations
Pentalver Transport Limited: On December 12, 2016, our subsidiary, GWI UK Acquisition Company Limited, entered into an agreement with a subsidiary of APM Terminals (a subsidiary of Maersk) to purchase all of the issued share capital of Pentalver for approximately £87 million (or approximately $107 million at the exchange rate on December 31, 2016), subject to final working capital and other closing adjustments. The transaction is subject to satisfaction of customary closing conditions, including the receipt of competition clearances and the finalization of certain lease agreements, and is expected to close in the second quarter of 2017.
Headquartered in Southampton, U.K., Pentalver operates off-dock container terminals (most under long-term lease) strategically placed at each of the four major seaports of Felixstowe, Southampton, London Gateway and Tilbury, as well as an inland terminal located at Cannock, in the U.K. Midlands, near many of the nation’s largest distribution centers. In addition to providing storage for loaded and empty containers on over 100 acres of land, Pentalver also operates a trucking haulage service with more than 150 trucks, primarily providing daily service between the seaports of Felixstowe and Southampton and its inland terminal at Cannock. Pentalver also provides services related to container maintenance and repair (including refrigerated containers) and is one of the largest sellers of new and used containers in the U.K.

Pentalver’s operations are complementary to those of our Freightliner subsidiary, which is the largest provider of maritime container transportation by rail in the U.K. The logistics of maritime container transportation in the U.K. are highly competitive, whether by road, rail or short-sea, with a premium placed on timely, efficient and safe service. We expect the Pentalver acquisition will enable us to (i) enhance our U.K. services by providing rail and road transportation solutions, as well as offering storage options at the ports and inland, and (ii) unlock efficiencies from shared services and enhanced asset utilization from Pentalver’s trucking fleet and Freightliner’s existing fleet of approximately 250 trucks that currently provide local collection and delivery haulage from Freightliner’s inland terminals. With approximately 600 employees, Pentalver will operate as part of our U.K./Europe Region.
For additional information regarding the acquisition of Pentalver, see Note 3, Changes in Operations, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report.
Continental Europe Intermodal Business: During 2016, we explored ways to enhance the long-term viability of ERS, the Continental Europe intermodal business Freightliner acquired from Maersk, which we acquired in 2015 with the Freightliner acquisition. Due to its limited history of profitability and competitive dynamics in the market in which it operates, we ascribed little value to it at the time of acquisition.
Despite a significant and focused effort by us, the performance of ERS reached unsustainable levels during 2016. As such, a restructuring plan was initiated that includes the cessation of all "open" train services from the port of Rotterdam, the closing of the ERS offices in Rotterdam and Frankfurt and the closing of the ERS customer services function in Warsaw. We are evaluating opportunities to redistribute ERS’s leased locomotives and railcars, which have lease termination dates ranging from 2017 to 2021. These steps will enable us to focus on our core competence in the deep-sea intermodal sector. We expect a smaller sustainable core business to be in operation by mid-2017, thereby eliminating the financial drag that burdened us throughout 2016. These proposed changes are subject to consultation processes with our employees or works councils in the relevant countries. Our subsidiary, Rotterdam Rail Feeding B.V., will continue its existing services and not be affected by the restructuring of ERS.
As a result of the ERS restructuring plan, we recorded impairment and related charges of $21.5 million in December 2016. These charges primarily included $14.5 million for an impairment of goodwill and $4.1 million for an impairment of a customer-related intangible asset, which represented the entire carrying value of these assets. During 2017, we expect to recognize charges of approximately $3 - $4 million related to the restructuring of ERS.
Restructuring of U.K. Coal Business: During 2016, due to a drastic decline in coal shipments, we implemented a restructuring of our U.K. coal business. The U.K. coal business, which we acquired as part of the Freightliner acquisition, is a relatively low-margin business, and we originally expected to cease coal shipments by 2022. We incurred charges related to the U.K. coal restructuring program of $14.7 million during the year ended December 31, 2016. These charges included $10.5 million associated with leased railcars that exceed our expected ongoing needs and were taken out of service, which was recorded to equipment rents within operating expenses, as well as $4.2 million of severance and related costs associated with restructuring our workforce.
Acquisition of Freightliner Group Limited: On March 25, 2015, we completed the acquisition of all of the outstanding share capital of RailInvest Holding Company Limited, the parent company of London-based Freightliner, pursuant to the terms of a Share Purchase Agreement dated February 24, 2015. Management Shareholders retained an approximate 6% economic interest in Freightliner in the form of deferred consideration. We expect to settle the deferred consideration by the end of 2020.
Headquartered in London, England, Freightliner is an international freight rail operator with operations in the U.K., Poland, Germany, the Netherlands and Australia. Freightliner's principal business is located in the U.K., where it is the largest maritime intermodal operator and the second largest freight rail operator, providing service throughout England, Scotland and Wales. In Continental Europe, Freightliner Poland primarily serves aggregates and coal customers in Poland. In addition, at the time of acquisition, Freightliner's ERS subsidiary, based in Rotterdam, provided cross-border intermodal services connecting the northern European ports of Rotterdam, Bremerhaven and Hamburg to key cities in Germany, Poland, Italy and beyond. In Australia, Freightliner transports coal and containerized agricultural products for its customers in New South Wales. As of the acquisition date, Freightliner employed approximately 2,500 people worldwide and had a fleet of primarily leased equipment of approximately 250 standard gauge locomotives, including approximately 45 electric locomotives, and 5,500 railcars.

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
Year Ended December 31, 2016 Compared with Year Ended December 31, 2015
Consolidated Operating Results
Operating Revenues
The following table sets forth our operating revenues and total carloads into new operations and existing operations for the years ended December 31, 2016 and 2015 (dollars in thousands):

	2016					Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations		Currency Impact
	Total Operations	New Operations	Eliminations (a)	Existing Operations	2015	Amount	%	Amount	%
Freight revenues	$1,371,566	$89,298	$—	$1,282,268	$1,400,547	$(28,981)	(2.1)%	$(118,279)	(8.4)%	$(34,793)
Freight-related revenues	536,359	49,465	(4,104)	490,998	502,083	34,276	6.8%	(11,085)	(2.2)%	(15,632)
All other revenues	93,602	5,047	(32)	88,587	97,771	(4,169)	(4.3)%	(9,184)	(9.4)%	(3,258)
Total operating revenues	$2,001,527	$143,810	$(4,136)	$1,861,853	$2,000,401	$1,126	0.1%	$(138,548)	(6.9)%	$(53,683)
Carloads	2,894,664	273,383	—	2,621,281	2,733,019	161,645	5.9%	(111,738)	(4.1)%

(a)	Represents revenues for services provided by Freightliner Australia to GRail for the month of December 2016, which were eliminated in our consolidated revenues.
Operating revenues were $2,001.5 million for the year ended December 31, 2016, compared with $2,000.4 million for the year ended December 31, 2015, an increase of $1.1 million, or 0.1%. The $1.1 million increase in operating revenues consisted of $139.7 million in net revenues from new operations, partially offset by a $138.5 million decrease in existing operations, primarily due to a decrease in freight revenues. For additional explanations regarding the changes in our operating revenues, see Operating Results by Segment.
Operating Expenses
Total operating expenses for the year ended December 31, 2016 increased $95.8 million, or 5.9%, to $1,711.9 million, compared with $1,616.1 million for the year ended December 31, 2015. The increase consisted of $140.4 million from new operations, partially offset by a decrease of $44.7 million from existing operations. When we discuss either operating expenses from existing operations or same railroad operating expenses, we are referring to the change in our operating expenses, period-over-period, associated with operations that we managed in both periods (i.e., excluding the impact of acquisitions).
Excluding a $48.8 million decrease from the depreciation of foreign currencies relative to the United States dollar, operating expenses from existing operations increased $4.1 million. For additional explanations regarding the changes in our total operating expenses, see Operating Results by Segment.

The following table sets forth our total operating expenses for the years ended December 31, 2016 and 2015 (dollars in thousands):

	2016		2015		Increase/(Decrease)	Currency Impact	2015 Constant Currency*	Increase/ (Decrease) Constant Currency*
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$633,114	31.5%	$614,967	30.7%	$18,147	$(19,635)	$595,332	$37,782
Equipment rents	159,372	8.0%	149,825	7.5%	9,547	(6,361)	143,464	15,908
Purchased services	198,046	9.9%	186,905	9.3%	11,141	(5,441)	181,464	16,582
Depreciation and amortization	205,188	10.3%	188,535	9.4%	16,653	(3,145)	185,390	19,798
Diesel fuel used in train operations	118,203	5.9%	132,149	6.6%	(13,946)	(4,115)	128,034	(9,831)
Electricity used in train operations	13,346	0.7%	13,714	0.7%	(368)	(494)	13,220	126
Casualties and insurance	38,884	1.9%	42,494	2.1%	(3,610)	(549)	41,945	(3,061)
Materials	82,522	4.1%	95,248	4.9%	(12,726)	(3,375)	91,873	(9,351)
Trackage rights	87,194	4.4%	78,140	3.9%	9,054	(3,173)	74,967	12,227
Net loss/(gain) on sale and impairment of assets	32,484	1.6%	(2,291)	(0.1)%	34,775	17	(2,274)	34,758
Restructuring costs	8,182	0.4%	—	—%	8,182	—	—	8,182
Other expenses	135,380	6.8%	116,454	5.8%	18,926	(2,509)	113,945	21,435
Total operating expenses	$1,711,915	85.5%	$1,616,140	80.8%	$95,775	$(48,780)	$1,567,360	$144,555
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.

Operating Income/Operating Ratio
Operating income was $289.6 million for the year ended December 31, 2016, compared with $384.3 million for the year ended December 31, 2015. Operating income for the year ended December 31, 2016 included impairment and related charges of $21.5 million related to ERS, $21.1 million of charges associated with an iron ore customer in Australia entering into voluntary administration and $14.7 million of restructuring and related charges associated with our U.K. coal business. Operating income for the year ended December 31, 2016 also included corporate development and related costs of $23.3 million and restructuring costs of $4.0 million. Operating income for the year ended December 31, 2015 included Freightliner acquisition/integration related costs of $15.3 million, corporate development and related costs of $4.4 million and net gain on sale of assets of $2.3 million. Our operating ratio was 85.5% for the year ended December 31, 2016, compared with 80.8% for the year ended December 31, 2015. Our same railroad operating ratio for the year ended December 31, 2016 was 84.4%, compared with 80.8% for the year ended December 31, 2015.
Interest Expense
Interest expense was $75.6 million for the year ended December 31, 2016, compared with $67.1 million for the year ended December 31, 2015. The increase in interest expense was primarily due to a higher debt balance resulting from the acquisition of Freightliner in March 2015, as well as the write-off of deferred financing costs related to the GRail Transactions in 2016.
Provision for Income Taxes
Our income tax provision for the year ended December 31, 2016 was $74.4 million, which represented 34.5% of income before income taxes. Our income tax provision for the year ended December 31, 2015 was $75.9 million, which represented 25.2% of income before income taxes. The increase in our effective income tax rate for the year ended December 31, 2016 was primarily driven by the effect of foreign operations, which resulted from losses incurred in some foreign jurisdictions generating a tax benefit at tax rates lower than United States statutory rate, a portion of which were reduced by recording of a valuation allowance.

In addition, our provision for income taxes for the year ended December 31, 2016 included a $28.8 million tax benefit from the United States Short Line Tax Credit and a $4.3 million tax benefit associated with a prospective reduction in the U.K. income tax rate, which was enacted in September 2016. Our provision for income taxes for the year ended December 31, 2015 included a $27.4 million tax benefit associated with the United States Short Line Tax Credit and a $9.7 million tax benefit associated with a prospective reduction in the U.K. income tax rate enacted during the fourth quarter of 2015.
The United States Short Line Tax Credit is an income tax track maintenance credit for Class II and Class III railroads to reduce their federal income tax based on qualified railroad track maintenance expenditures. Qualified expenditures include amounts incurred for maintaining track, including roadbed, bridges and related track structures owned or leased by a Class II or Class III railroad. The credit is equal to 50% of the qualified expenditures, subject to an annual limitation of $3,500 multiplied by the number of miles of railroad track owned or leased by the Class II or Class III railroad as of the end of its tax year. The United States Short Line Tax Credit was initially enacted for a three-year period, 2005 through 2007, and was subsequently extended a series of times with the last extension expiring on December 31, 2016. For additional information regarding the United States Short Line Tax Credit, see Note 13, Income Taxes, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report.
Net Income and Earnings Per Common Share Attributable to G&W Common Stockholders
Net income attributable to G&W for the year ended December 31, 2016 was $141.1 million, compared with $225.0 million for the year ended December 31, 2015. Our basic EPS were $2.46 with 57.3 million weighted average shares outstanding for the year ended December 31, 2016, compared with basic EPS of $3.97 with 56.7 million weighted average shares outstanding for the year ended December 31, 2015. Our diluted EPS for the year ended December 31, 2016 were $2.42 with 58.3 million weighted average shares outstanding, compared with diluted EPS of $3.89 with 57.8 million weighted average shares outstanding for the year ended December 31, 2015. Our results for the years ended December 31, 2016 and 2015 included certain items affecting comparability between the periods as previously presented in the "Overview."

Operating Results by Segment
The following tables set forth our North American Operations, Australian Operations and U.K./European Operations for the years ended December 31, 2016 and 2015 (dollars in thousands):

	2016
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$913,619	$120,622	$337,325	$1,371,566
Freight-related revenues	258,922	95,776	181,661	536,359
All other revenues	64,223	6,188	23,191	93,602
Total operating revenues	$1,236,764	$222,586	$542,177	$2,001,527
Operating expenses:
Labor and benefits	397,129	66,547	169,438	633,114
Equipment rents	57,680	6,514	95,178	159,372
Purchased services	62,369	23,429	112,248	198,046
Depreciation and amortization	147,527	30,863	26,798	205,188
Diesel fuel used in train operations	59,023	19,743	39,437	118,203
Electricity used in train operations	—	—	13,346	13,346
Casualties and insurance	29,103	5,373	4,408	38,884
Materials	50,095	10,559	21,868	82,522
Trackage rights	36,645	10,047	40,502	87,194
Net (gain)/loss on sale and impairment of assets	(209)	13,341	19,352	32,484
Restructuring costs	884	789	6,509	8,182
Other expenses	76,967	30,571	27,842	135,380
Total operating expenses	917,213	217,776	576,926	1,711,915
Operating income/(loss)	$319,551	$4,810	$(34,749)	$289,612
Operating ratio	74.2%	97.8%	106.4%	85.5%
Interest expense, net	$40,985	$13,958	$19,591	$74,534
Provision for/(benefit from) income taxes	$80,701	$988	$(7,294)	$74,395
Expenditures for additions to property & equipment, net of grants from outside parties	$137,334	$11,285	$34,831	$183,450
Carloads	1,574,253	216,395	1,104,016	2,894,664

	2015
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$949,028	$146,850	$304,669	$1,400,547
Freight-related revenues	227,154	87,616	187,313	502,083
All other revenues	65,633	8,486	23,652	97,771
Total operating revenues	$1,241,815	$242,952	$515,634	$2,000,401
Operating expenses:
Labor and benefits	397,911	67,947	149,109	614,967
Equipment rents	65,918	12,298	71,609	149,825
Purchased services	63,986	19,560	103,359	186,905
Depreciation and amortization	141,814	27,425	19,296	188,535
Diesel fuel used in train operations	75,630	21,150	35,369	132,149
Electricity used in train operations	—	—	13,714	13,714
Casualties and insurance	29,574	8,498	4,422	42,494
Materials	57,808	11,408	26,032	95,248
Trackage rights	24,601	13,234	40,305	78,140
Net gain on sale of assets	(2,001)	(48)	(242)	(2,291)
Other expenses	89,088	6,638	20,728	116,454
Total operating expenses	944,329	188,110	483,701	1,616,140
Operating income	$297,486	$54,842	$31,933	$384,261
Operating ratio	76.0%	77.4%	93.8%	80.8%
Interest expense, net	$39,651	$8,976	$17,965	$66,592
Loss on settlement of foreign currency forward purchase contracts	$16,374	$2,312	$—	$18,686
Provision for/(benefit from) income taxes	$69,552	$12,890	$(6,548)	$75,894
Expenditures for additions to property & equipment, net of grants from outside parties	$266,548	$31,179	$32,035	$329,762
Carloads	1,644,400	200,905	887,714	2,733,019
North American Operations
Operating Revenues and Carloads
The following table sets forth our North American Operations operating revenues and carloads by new operations and existing operations for the years ended December 31, 2016 and 2015 (dollars in thousands):

					Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations
	2016			2015
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%	Currency Impact
Freight revenues	$913,619	$4,772	$908,847	$949,028	$(35,409)	(3.7)%	$(40,181)	(4.2)%	$(2,467)
Freight-related revenues	258,922	70	258,852	227,154	31,768	14.0%	31,698	14.0%	(806)
All other revenues	64,223	396	63,827	65,633	(1,410)	(2.1)%	(1,806)	(2.8)%	(449)
Total operating revenues	$1,236,764	$5,238	$1,231,526	$1,241,815	$(5,051)	(0.4)%	$(10,289)	(0.8)%	$(3,722)
Carloads	1,574,253	6,389	1,567,864	1,644,400	(70,147)	(4.3)%	(76,536)	(4.7)%

Freight Revenues
The following table sets forth the changes in our North American Operations freight revenues by commodity group segregated into new operations and existing operations for the year ended December 31, 2016, compared with the year ended December 31, 2015 (dollars in thousands):

			Increase/(Decrease) in Total Operations	New Operations	Currency Impact	2015 Constant Currency*	Increase/(Decrease) in Existing Operations Constant Currency*

Commodity Group	2016	2015
Agricultural Products	$115,627	$123,116	$(7,489)	$233	$(335)	$122,781	$(7,387)
Autos & Auto Parts	18,259	17,313	946	469	(103)	17,210	580
Chemicals & Plastics	137,712	140,400	(2,688)	1,243	(403)	139,997	(3,528)
Coal & Coke	74,664	93,541	(18,877)	—	(79)	93,462	(18,798)
Food & Kindred Products	33,549	34,899	(1,350)	76	(24)	34,875	(1,402)
Intermodal	99	9	90	83	—	9	7
Lumber & Forest Products	83,509	80,209	3,300	99	(105)	80,104	3,306
Metallic Ores	16,819	19,756	(2,937)	—	(118)	19,638	(2,819)
Metals	103,799	103,898	(99)	329	(362)	103,536	(66)
Minerals & Stone	114,185	116,537	(2,352)	1,299	(117)	116,420	(3,534)
Petroleum Products	70,519	67,584	2,935	351	(269)	67,315	2,853
Pulp & Paper	104,523	113,830	(9,307)	273	(465)	113,365	(9,115)
Waste	20,835	18,078	2,757	135	(12)	18,066	2,634
Other	19,520	19,858	(338)	182	(75)	19,783	(445)
Total freight revenues	$913,619	$949,028	$(35,409)	$4,772	$(2,467)	$946,561	$(37,714)
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following table sets forth our North American Operations freight revenues, carloads and average freight revenues per carload for the years ended December 31, 2016 and 2015 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads		Average Freight Revenues Per Carload
	2016		2015 Constant Currency*		2016	2015
Commodity Group	Amount	% of Total	Amount	% of Total	Amount	Amount	2016	2015	2015 Constant Currency*
Agricultural Products	$115,627	12.7%	$122,781	13.0%	217,038	216,500	$533	$569	$567
Autos & Auto Parts	18,259	2.0%	17,210	1.8%	30,308	27,738	602	624	620
Chemicals & Plastics	137,712	15.1%	139,997	14.8%	175,316	179,002	786	784	782
Coal & Coke	74,664	8.2%	93,462	9.9%	221,001	267,258	338	350	350
Food & Kindred Products	33,549	3.7%	34,875	3.7%	60,874	61,145	551	571	570
Intermodal	99	—%	9	—%	1,382	107	72	84	84
Lumber & Forest Products	83,509	9.1%	80,104	8.5%	138,096	137,009	605	585	585
Metallic Ores	16,819	1.8%	19,638	2.1%	21,697	24,812	775	796	791
Metals	103,799	11.4%	103,536	10.9%	137,898	133,915	753	776	773
Minerals & Stone	114,185	12.5%	116,420	12.3%	197,849	209,957	577	555	554
Petroleum Products	70,519	7.7%	67,315	7.1%	102,718	102,759	687	658	655
Pulp & Paper	104,523	11.4%	113,365	12.0%	163,595	176,543	639	645	642
Waste	20,835	2.3%	18,066	1.8%	44,922	38,927	464	464	464
Other	19,520	2.1%	19,783	2.1%	61,559	68,728	317	289	288
Total	$913,619	100.0%	$946,561	100.0%	1,574,253	1,644,400	$580	$577	$576
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.

Total traffic from our North American Operations decreased 70,147 carloads, or 4.3%, for the year ended December 31, 2016, compared with the year ended December 31, 2015. The decrease consisted of 76,536 carloads, or 4.7%, from existing operations, partially offset by 6,389 carloads from new operations. The decrease in traffic from existing operations was principally due to decreases of 46,257 carloads of coal and coke traffic, 14,160 carloads of minerals and stone traffic, 13,163 carloads of pulp and paper traffic, 7,411 carloads of other commodity traffic, 4,412 carloads of chemicals and plastics traffic and 3,115 carloads of metallic ores traffic, partially offset by increases of 5,826 carloads of waste traffic and 3,678 carloads of metals traffic. All remaining traffic increased by a net 2,478 carloads.
Changes in average freight revenues per carload in a commodity group may be impacted by changes in customer rates and fuel surcharges, as well as changes in the mix of customer traffic within a commodity group. Excluding the impact of foreign currency, average freight revenues per carload from existing operations increased 0.7% to $580 for the year ended December 31, 2016, compared with the year ended December 31, 2015. The increase in average freight revenues per carload was impacted by a change in commodity mix, which increased average freight revenues per carload 1.1%, partially offset by lower fuel surcharges, which decreased average freight revenues per carload 2.3%. Excluding these factors, average freight revenues per carload increased 1.9%.
The following information discusses the significant changes in our North American Operations freight revenues from existing operations by commodity group excluding the impact of foreign currency.
Agricultural products revenues decreased $7.4 million, or 6.0%, primarily due to a decrease in average freight revenues per carload of 6.2%. The decrease was primarily due to a change in customer mix, shorter average length of haul, as well as lower fuel surcharges.
Chemicals and plastics revenues decreased $3.5 million, or 2.5%, primarily due to a traffic decrease of 4,412 carloads, or 2.5%. The decrease in carloads was primarily due to decreased shipments of industrial chemicals in the western United States.
Coal and coke revenues decreased $18.8 million, or 20.1%. Coal and coke traffic decreased 46,257 carloads, or 17.3%, which decreased revenues by $15.6 million, and average freight revenues per carload decreased 3.4%, which decreased revenues by $3.2 million. The decrease in carloads was primarily due to lower demand for steam coal as a result of competition from natural gas power generation. The decrease in average freight revenues per carload was due to a change in customer mix.
Lumber and forest products revenues increased $3.3 million, or 4.1%. Lumber and forest products average freight revenues per carload increased 3.2%, which increased revenues by $2.7 million, and traffic increased 989 carloads, or 0.7%, which increased revenues by $0.6 million. The increase in carloads was primarily due to increased lumber shipments in the northeastern United States.
Metallic ores revenues decreased $2.8 million, or 14.4%. Metallic ores traffic decreased 3,115 carloads, or 12.6%, which decreased revenues by $2.4 million, and average freight revenues per carload decreased 2.0%, which decreased revenues by $0.4 million. The decrease in carloads was primarily due to the planned idling of an alumina customer facility in the southern United States and lower production at a copper facility in the western United States.
Minerals and stone revenues decreased $3.5 million, or 3.0%. Minerals and stone traffic decreased 14,160 carloads, or 6.7%, which decreased revenues by $8.1 million, while average freight revenues per carload increased 4.2%, which increased revenues by $4.6 million. The decrease in carloads was primarily due to weaker rock salt shipments due to the mild 2015 winter and lower frac sand shipments in the northeastern and midwestern United States, partially offset by stronger aggregates and cement shipments throughout the United States. The increase in average freight revenues per carload was primarily due to the change in mix of business.
Petroleum products increased $2.9 million, or 4.2%, primarily due to an increase in average freight revenues per carload of 4.6%. Average freight revenues per carload increased primarily due to the change in mix of business.
Pulp and paper revenues decreased $9.1 million, or 8.0%, primarily due to a traffic decrease of 13,163 carloads, or 7.5%. The decrease in carloads was primarily due to decreased shipments resulting from trucking competition and the closure of several plants we served due to consolidation within the paper industry.
Waste revenues increased $2.6 million, or 14.6%, primarily due to an increase in traffic of 5,826 carloads, or 15.0%, resulting from new contracts in the United States.
Freight revenues from all remaining commodities combined increased by a net $0.1 million.

Freight-Related Revenues
Excluding an $0.8 million decrease due to the impact from foreign currency depreciation, freight-related revenues from our North American Operations, which includes revenues from railcar switching, track access rights, crewing services, storage and other ancillary revenues related to the movement of freight, increased $32.6 million, or 14.4%, to $258.9 million for the year ended December 31, 2016, compared with $226.3 million for the year ended December 31, 2015. The increase in freight-related revenues was primarily from existing operations due to a change in presentation of $13.5 million of revenues from certain of our port terminal railroad operations, which were previously presented net of certain related costs incurred, as well as the recognition of $10.0 million of revenue from a multi-year take-or-pay volume shortfall under a crude-by-rail contract and an increase in switching and storage revenues of $8.4 million.
All Other Revenues
Excluding a $0.4 million decrease due to the impact of foreign currency depreciation, all other revenues from our North American Operations, which includes revenues from third-party car and locomotive repairs, property rentals, railroad construction and other ancillary revenues not directly related to the movement of freight, decreased $1.0 million, or 1.5%, to $64.2 million for the year ended December 31, 2016, compared with $65.2 million for the year ended December 31, 2015. The decrease in all other revenues consisted of $1.4 million from existing operations, partially offset by $0.4 million from new operations.
Operating Expenses
Total operating expenses from our North American Operations decreased $27.1 million, or 2.9%, to $917.2 million for the year ended December 31, 2016, compared with $944.3 million for the year ended December 31, 2015. The decrease included $32.6 million from existing operations, partially offset by an increase of $5.5 million from new operations. The decrease from existing operations was primarily due to a $16.6 million decrease in the cost of diesel fuel used in train operations, a $12.3 million decrease in other expenses, an $8.4 million decrease in equipment rents and a $7.6 million decrease in materials, partially offset by an $11.8 million increase in trackage rights and a $6.2 million increase in depreciation and amortization expense. The depreciation of the Canadian dollar relative to the United States dollar also resulted in a $3.4 million decrease in operating expenses from existing operations.
The following table sets forth operating expenses from our North American Operations for the years ended December 31, 2016 and 2015 (dollars in thousands):

	2016		2015		Increase/(Decrease)	Currency Impact	2015 Constant Currency*	Increase/(Decrease) Constant Currency*
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$397,129	32.1%	$397,911	32.0%	$(782)	$(1,317)	$396,594	$535
Equipment rents	57,680	4.7%	65,918	5.3%	(8,238)	(171)	65,747	(8,067)
Purchased services	62,369	5.0%	63,986	5.1%	(1,617)	(228)	63,758	(1,389)
Depreciation and amortization	147,527	11.9%	141,814	11.4%	5,713	(728)	141,086	6,441
Diesel fuel used in train operations	59,023	4.8%	75,630	6.1%	(16,607)	(449)	75,181	(16,158)
Casualties and insurance	29,103	2.4%	29,574	2.4%	(471)	(98)	29,476	(373)
Materials	50,095	4.0%	57,808	4.7%	(7,713)	(215)	57,593	(7,498)
Trackage rights	36,645	3.0%	24,601	2.0%	12,044	(11)	24,590	12,055
Net gain on sale and impairment of assets	(209)	—%	(2,001)	(0.2)%	1,792	3	(1,998)	1,789
Restructuring costs	884	0.1%	—	—%	884	—	—	884
Other expenses	76,967	6.2%	89,088	7.2%	(12,121)	(221)	88,867	(11,900)
Total operating expenses	$917,213	74.2%	$944,329	76.0%	$(27,116)	$(3,435)	$940,894	$(23,681)
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.

The following information discusses the significant changes in operating expenses from our North American Operations, excluding a decrease of $3.4 million due to the net impact from foreign currency depreciation.
Labor and benefits expense was $397.1 million for the year ended December 31, 2016, compared with $396.6 million for the year ended December 31, 2015, an increase of $0.5 million, or 0.1%. The increase consisted of $3.1 million from new operations, partially offset by a decrease of $2.5 million from existing operations. The decrease from existing operations was primarily due to a reduction in the average number of employees, partially offset by an increase in labor costs.
Equipment rents expense was $57.7 million for the year ended December 31, 2016, compared with $65.7 million for the year ended December 31, 2015, a decrease of $8.1 million, or 12.3%. The decrease consisted of $8.4 million from existing operations, partially offset by $0.3 million from new operations. The decrease from existing operations was primarily due to reduced car hire expense and reduced railcar lease expense as a result of the purchase of railcars in 2015.
Purchased services expense was $62.4 million for the year ended December 31, 2016, compared with $63.8 million for the year ended December 31, 2015, a decrease of $1.4 million, or 2.2%. The decrease consisted of $1.8 million from existing operations, partially offset by $0.4 million from new operations. The decrease from existing operations was primarily due to a reduction in the use of outside contractors for maintenance of track property.
Depreciation and amortization expense was $147.5 million for the year ended December 31, 2016, compared with $141.1 million for the year ended December 31, 2015, an increase of $6.4 million, or 4.6%. The increase from existing operations was primarily attributable to a larger depreciable asset base in 2016 compared with 2015, reflecting capital spending in 2016 and 2015.
The cost of diesel fuel used in train operations was $59.0 million for the year ended December 31, 2016, compared with $75.2 million for the year ended December 31, 2015, a decrease of $16.2 million, or 21.5%. The decrease consisted of $16.6 million from existing operations, partially offset by $0.4 million from new operations. The decrease from existing operations was primarily attributable to a 17.9% decrease in average fuel cost per gallon.
Materials expense was $50.1 million for the year ended December 31, 2016, compared with $57.6 million for the year ended December 31, 2015, a decrease of $7.5 million, or 13.0%. The decrease was primarily from existing operations due to increased purchasing efficiencies, lower equipment maintenance expenses associated with decreased traffic volumes and a reduction in the level of construction projects in 2016.
Trackage rights expense was $36.6 million for the year ended December 31, 2016, compared with $24.6 million for the year ended December 31, 2015, an increase of $12.1 million, or 49.0%. The increase was primarily from existing operations due to a change in the presentation of $13.5 million of costs incurred to operate within certain of our port terminal railroad operations, which costs were previously presented as an offset to revenues generated from the operations.
Other expenses were $77.0 million for the year ended December 31, 2016, compared with $88.9 million for the year ended December 31, 2015, a decrease of $11.9 million, or 13.4%. The decrease consisted of $12.3 million from existing operations, partially offset by $0.4 million from new operations. The decrease from existing operations was primarily attributable to acquisition and integration costs related to the Freightliner acquisition and integration in 2015.
Operating Income/Operating Ratio
Operating income from our North American Operations was $319.6 million for the year ended December 31, 2016, compared with $297.5 million for the year ended December 31, 2015. Operating income for the year ended December 31, 2016 included $7.2 million of corporate development and related costs, primarily associated with the P&W and GRail transactions, and restructuring costs of $0.9 million. Operating income for the year ended December 31, 2015 included $14.5 million of Freightliner acquisition and integration related costs, net gain on sale of assets of $2.0 million and corporate development and related costs of $1.4 million. The operating ratio was 74.2% for the year ended December 31, 2016, compared with 76.0% for the year ended December 31, 2015.

Australian Operations
Operating Revenues and Carloads
As previously disclosed, we own a controlling 51.1% ownership interest in our Australian Operations and, therefore, include 100% of our Australian Operations within our consolidated financial statements with a 48.9% noncontrolling interest recorded to reflect MIRA's ownership. The following table sets forth our Australian Operations operating revenues and carloads by new operations and existing operations for the years ended December 31, 2016 and 2015 (dollars in thousands):

	2016					Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations		Currency Impact
	Total Operations	New Operations	Eliminations (a)	Existing Operations	2015	Amount	%	Amount	%
Freight revenues	$120,622	$11,112	$—	$109,510	$146,850	$(26,228)	(17.9)%	$(37,340)	(25.4)%	$(2,708)
Freight-related revenues	95,776	10,906	(4,104)	88,974	87,616	8,160	9.3%	1,358	1.5%	246
All other revenues	6,188	28	(32)	6,192	8,486	(2,298)	(27.1)%	(2,294)	(27.0)%	(156)
Total operating revenues	$222,586	$22,046	$(4,136)	$204,676	$242,952	$(20,366)	(8.4)%	$(38,276)	(15.8)%	$(2,618)
Carloads	216,395	35,203	—	181,192	200,905	15,490	7.7%	(19,713)	(9.8)%

(a)	Represents revenues for services provided by Freightliner Australia to GRail for the month of December 2016, which were eliminated in our consolidated revenues.
Operating revenues were $222.6 million for the year ended December 31, 2016, compared with $243.0 million for the year ended December 31, 2015, a decrease of $20.4 million, or 8.4%. Excluding $17.9 million of net revenues from new operations and a $2.6 million decrease from the impact of foreign currency depreciation, our Australian Operations same railroad operating revenues decreased by $35.7 million, or 14.8%.
Freight Revenues
The following table sets forth the changes in our Australian Operations freight revenues by commodity group segregated into new operations and existing operations for the year ended December 31, 2016, compared with the year ended December 31, 2015 (dollars in thousands):

			Increase/(Decrease) in Total Operations	New Operations	Currency Impact	2015 Constant Currency*	Increase/(Decrease) in Existing Operations Constant Currency*
Commodity Group	2016	2015
Agricultural Products	$17,511	$22,614	$(5,103)	—	$(436)	$22,178	$(4,667)
Coal & Coke	11,112	—	11,112	11,112	—	—	—
Intermodal	66,761	71,429	(4,668)	—	(711)	70,718	(3,957)
Metallic Ores	16,874	44,204	(27,330)	—	(1,475)	42,729	(25,855)
Minerals & Stone	7,634	7,306	328	—	(82)	7,224	410
Petroleum Products	730	1,297	(567)	—	(4)	1,293	(563)
Total freight revenues	$120,622	$146,850	$(26,228)	$11,112	$(2,708)	$144,142	$(34,632)
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.

The following table sets forth our Australian Operations freight revenues, carloads and average freight revenues per carload for the years ended December 31, 2016 and 2015 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads		Average Freight Revenues Per Carload
	2016		2015 Constant Currency*		2016	2015
Commodity Group	Amount	% of Total	Amount	% of Total	Amount	Amount	2016	2015	2015 Constant Currency*
Agricultural Products	$17,511	14.5%	$22,178	15.4%	43,362	51,534	$404	439	$430
Coal & Coke	11,112	9.2%	—	—%	35,203	—	316	—	—
Intermodal	66,761	55.4%	70,718	49.1%	59,688	61,659	1,118	1,158	1,147
Metallic Ores	16,874	14.0%	42,729	29.6%	13,807	26,915	1,222	1,642	1,588
Minerals & Stone	7,634	6.3%	7,224	5.0%	64,060	60,490	119	121	119
Petroleum Products	730	0.6%	1,293	0.9%	275	307	2,655	4,225	4,212
Total	$120,622	100.0%	$144,142	100.0%	216,395	200,905	$557	731	$717
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
Total traffic from our Australian Operations increased 15,490 carloads, or 7.7%, to 216,395 carloads for the year ended December 31, 2016, compared with the year ended December 31, 2015. The increase consisted of 35,203 carloads from new operations, partially offset by a decrease of 19,713 carloads, or 9.8%, from existing operations. The decrease in traffic from existing operations was principally due to decreases of 13,108 carloads of metallic ores traffic, 8,172 carloads of agricultural products traffic and 1,971 carloads of intermodal traffic, partially offset by a 3,570 carload increase in minerals and stone traffic.
Changes in average freight revenues per carload in a commodity group may be impacted by changes in customer rates and fuel surcharges, as well as changes in the mix of customer traffic within a commodity group. Excluding the impact of foreign currency, average freight revenues per carload from our Australian Operations decreased 22.3% to $557 for the year ended December 31, 2016, compared with the year ended December 31, 2015. Excluding the impact of foreign currency, average freight revenues per carload from existing operations decreased 15.8% to $604 for the year ended December 31, 2016. This decrease in average freight revenues per carload from existing operations was primarily due to decreased metallic ores shipments and lower fuel surcharges.
The following information discusses the significant changes in our Australian Operations freight revenues from existing operations by commodity group excluding the impact of foreign currency.
Agricultural products revenues decreased $4.7 million, or 21.0%. Agricultural products traffic decreased 8,172 carloads, or 15.9%, which decreased revenues by $3.3 million, and average freight revenues per carload decreased 6.0%, which decreased revenues by $1.4 million. The decrease in carloads was primarily driven by low global crop prices affecting export volumes and carloads shipped by truck from South Australia to domestic markets in eastern Australia due to weak local harvests in those areas. The decrease in average freight revenues per carload was primarily attributable to a change in the mix of business.
Intermodal revenues decreased $4.0 million, or 5.6%. Intermodal traffic decreased 1,971 carloads, or 3.2%, which decreased revenues by $2.2 million, and average freight revenues per carload decreased 2.4%, which decreased revenues by $1.8 million. The decrease in carloads was primarily due to lower project-related traffic. The decrease in average freight revenues per carload was primarily due to lower fuel surcharges.
Metallic ores revenues decreased $25.9 million, or 60.5%. Metallic ores traffic decreased 13,108 carloads, or 48.7%, which decreased revenues by $16.0 million, and average freight revenues per carload decreased 23.0%, which decreased revenues by $9.8 million. These decreases were primarily driven by a decrease in iron ore and manganese shipments as a result of multiple customer mine closures in 2015.
Freight revenues from all remaining commodities combined decreased by $0.2 million.

Freight-Related Revenues
Excluding a $0.2 million increase due to the net impact of foreign currency appreciation, freight-related revenues from our Australian Operations, which includes revenues from railcar switching, track access rights, crewing services, storage and other ancillary revenues related to the movement of freight, increased $7.9 million, or 9.0%, to $95.8 million for the year ended December 31, 2016, compared with $87.9 million for the year ended December 31, 2015. The increase in freight-related revenues consisted of $6.8 million of net freight-related revenues from new operations and $1.1 million from existing operations. The increase in freight-related revenues from existing operations was primarily due to temporary shipments of manganese stockpiled at a customer mine facility that will not recur unless the mine is reopened in the future and increased switching revenues, partially offset by lower Southern Iron fixed payments from Arrium that ceased in April 2016 when Arrium filed for voluntary administration.
All Other Revenues
Excluding a $0.2 million decrease due to the net impact of foreign currency depreciation, all other revenues from our Australian Operations, which includes revenues from third-party railcar and locomotive repairs, property rentals and other ancillary revenues not directly related to the movement of freight, decreased $2.1 million, or 25.7%, to $6.2 million for the year ended December 31, 2016, compared with $8.3 million for the year ended December 31, 2015, primarily due to reduced third-party railcar and locomotive repair revenues.
Operating Expenses
Total operating expenses from our Australian Operations for the year ended December 31, 2016 increased $29.7 million, or 15.8%, to $217.8 million, compared with $188.1 million for the year ended December 31, 2015. The increase consisted of $17.8 million from new operations and $11.8 million from existing operations. The increase from existing operations included $21.1 million related to the impairment of a rolling-stock maintenance facility and associated write-off of accounts receivable in the first quarter of 2016 resulting from an iron ore customer entering voluntary administration, as well as $14.7 million of corporate development and related costs primarily associated with the GRail Transactions, partially offset by a $1.9 million decrease from the net depreciation of the Australian dollar relative to the United States dollar. In addition, lower freight volumes from existing operations and effective management of operating costs further reduced operating expenses from our Australian Operations for the year ended December 31, 2016.
The following table sets forth operating expenses from our Australian Operations for the years ended December 31, 2016 and 2015 (dollars in thousands):

	2016		2015		Increase/(Decrease)	Currency Impact	2015 Constant Currency*	Increase/(Decrease) Constant Currency*
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$66,547	29.9%	$67,947	28.0%	$(1,400)	$(888)	$67,059	$(512)
Equipment rents	6,514	2.9%	12,298	5.1%	(5,784)	(73)	12,225	(5,711)
Purchased services	23,429	10.5%	19,560	8.0%	3,869	(257)	19,303	4,126
Depreciation and amortization	30,863	13.9%	27,425	11.3%	3,438	(197)	27,228	3,635
Diesel fuel used in train operations	19,743	8.9%	21,150	8.7%	(1,407)	(71)	21,079	(1,336)
Casualties and insurance	5,373	2.4%	8,498	3.5%	(3,125)	(62)	8,436	(3,063)
Materials	10,559	4.7%	11,408	4.7%	(849)	(7)	11,401	(842)
Trackage rights	10,047	4.5%	13,234	5.4%	(3,187)	(317)	12,917	(2,870)
Net loss/(gain) on sale and impairment of assets	13,341	6.0%	(48)	—%	13,389	(1)	(49)	13,390
Restructuring costs	789	0.4%	—	—%	789	—	—	789
Other expenses	30,571	13.7%	6,638	2.7%	23,933	(76)	6,562	24,009
Total operating expenses	$217,776	97.8%	$188,110	77.4%	$29,666	$(1,949)	$186,161	$31,615
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.

The following information discusses the significant changes in operating expenses of our Australian Operations excluding a $1.9 million decrease due to the net impact from foreign currency depreciation.
Labor and benefits expense was $66.5 million for the year ended December 31, 2016, compared with $67.1 million for the year ended December 31, 2015, a decrease of $0.5 million, or 0.8%. The decrease consisted of $4.6 million from existing operations, partially offset by $4.1 million from new operations. The decrease from existing operations was primarily due to a reduction in the average number of employees in 2016 and severance costs recorded in 2015, partially offset by insourcing of equipment maintenance activities in 2015.
Equipment rents expense was $6.5 million for the year ended December 31, 2016, compared with $12.2 million for the year ended December 31, 2015, a decrease of $5.7 million, or 46.7%. The decrease consisted of $6.3 million from existing operations, partially offset by $0.6 million from new operations. The decrease from existing operations was primarily attributable to a change in classification of maintenance expense associated with certain leased equipment from equipment rents expense in 2015 to purchased services expense in 2016, as well as reduced leased freight car expense associated with lower grain shipments.
Purchased services expense was $23.4 million for the year ended December 31, 2016, compared with $19.3 million for the year ended December 31, 2015, an increase of $4.1 million, or 21.4%. The increase consisted of $2.2 million from existing operations and $1.9 million from new operations. The increase from existing operations was primarily attributable to a change in classification of maintenance expense associated with certain leased equipment from equipment rents expense in 2015 to purchased services expense in 2016, partially offset by the insourcing of maintenance of way activities in 2015.
Depreciation and amortization expense was $30.9 million for the year ended December 31, 2016, compared with $27.2 million for the year ended December 31, 2015, an increase of $3.6 million, or 13.4%. The increase consisted of $3.1 million from new operations and $0.6 million from existing operations.
The cost of diesel fuel used in train operations was $19.7 million for the year ended December 31, 2016, compared with $21.1 million for the year ended December 31, 2015, a decrease of $1.3 million, or 6.3%. The decrease consisted of $3.3 million from existing operations, partially offset by $2.0 million from new operations. The decrease from existing operations was primarily attributable to a 22.2% decrease in average fuel cost per gallon.
Casualties and insurance expense was $5.4 million for the year ended December 31, 2016, compared with $8.4 million for the year ended December 31, 2015, a decrease of $3.1 million, or 36.3%, primarily due to a decrease in derailment expense in 2016.
Trackage rights expense was $10.0 million for the year ended December 31, 2016, compared with $12.9 million for the year ended December 31, 2015, a decrease of $2.9 million, or 22.2%. The decrease consisted of $3.2 million from existing operations, partially offset by $0.3 million from new operations. The decrease from existing operations was primarily attributable to decreased shipments as a result of the Southern Iron mine closure in South Australia in 2015.
Net loss on the sale and impairment of assets for the year ended December 31, 2016 of $13.3 million was primarily related to the impairment of a rolling-stock maintenance facility resulting from an iron ore customer entering into voluntary administration.
Other expenses were $30.6 million for the year ended December 31, 2016, compared with $6.6 million for the year ended December 31, 2015, an increase of $24.0 million. The increase consisted of $18.3 million from existing operations and $5.7 million from new operations. The increase from existing operations was primarily attributable to the write-off of accounts receivable associated with an iron ore customer entering into voluntary administration and increased corporate development and related costs primarily associated with the GRail Transactions.
Operating Income
Operating income from our Australian Operations was $4.8 million for the year ended December 31, 2016, compared with $54.8 million for the year ended December 31, 2015. For the year ended December 31, 2016, our Australian Operations recorded charges of $21.1 million, including a $13.0 million non-cash charge related to the impairment of a rolling-stock maintenance facility and associated write-off of accounts receivable of $8.1 million, resulting from an iron ore customer entering into voluntary administration. Operating income for the year ended December 31, 2016 also included $14.7 million of corporate development and related costs, primarily associated with the GRail Transactions. Operating income for the year ended December 31, 2015 included corporate development and related costs of $2.7 million.

U.K./European Operations
Operating Revenues and Carloads
The following table sets forth our U.K./European Operations operating revenues and carloads by new operations and existing operations for the years ended December 31, 2016 and 2015 (dollars in thousands):

					Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations		Currency Impact
	2016			2015
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%
Freight revenues	$337,325	$73,414	$263,911	$304,669	$32,656	10.7%	$(40,758)	(13.4)%	$(29,618)
Freight-related revenues	181,661	38,489	143,172	187,313	(5,652)	(3.0)%	(44,141)	(23.6)%	(15,072)
All other revenues	23,191	4,623	18,568	23,652	(461)	(1.9)%	(5,084)	(21.5)%	(2,653)
Total operating revenues	$542,177	$116,526	$425,651	$515,634	$26,543	5.1%	$(89,983)	(17.5)%	$(47,343)
Carloads	1,104,016	231,791	872,225	887,714	216,302	24.4%	(15,489)	(1.7)%
Operating revenues and carloads for the year ended December 31, 2016 included twelve months of revenues from our Freightliner U.K./European operations compared with approximately nine months for the year ended December 31, 2015.

Freight Revenues
The following table sets forth the changes in our U.K./European Operations freight revenues by commodity group for the year ended December 31, 2016, compared with the year ended December 31, 2015 (dollars in thousands):

			Increase/(Decrease) in Total Operations	New Operations	Currency Impact	2015 Constant Currency*	Increase/(Decrease) in Existing Operations Constant Currency*
Commodity Group	2016	2015
Agricultural Products	$2,465	$520	$1,945	321	$(21)	$499	$1,645
Coal & Coke	14,982	24,026	(9,044)	4,176	(2,640)	21,386	(10,580)
Intermodal	262,977	227,527	35,450	59,375	(23,384)	204,143	(541)
Lumber & Forest Products	170	—	170	64	—	—	106
Metallic Ores	100	—	100	—	—	—	100
Minerals & Stone	56,631	52,596	4,035	9,478	(3,573)	49,023	(1,870)
Total freight revenues	$337,325	$304,669	$32,656	$73,414	$(29,618)	$275,051	$(11,140)
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.

The following table sets forth our U.K./European Operations freight revenues, carloads and average freight revenues per carload for the years ended December 31, 2016 and 2015 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads		Average Freight Revenues Per Carload
	2016		2015 Constant Currency*		2016	2015
Commodity Group	Amount	% of Total	Amount	% of Total	Amount	Amount	2016	2015	2015 Constant Currency*
Agricultural Products	$2,465	0.7%	$499	0.2%	2,552	610	$966	$852	$818
Coal & Coke	14,982	4.4%	21,386	7.8%	40,117	61,144	373	393	350
Intermodal	262,977	78.0%	204,143	74.2%	904,783	692,304	291	329	295
Lumber & Forest Products	170	0.1%	—	—%	473	—	359	—	—
Metallic Ores	100	—%	—	—%	201	—	498	—	—
Minerals & Stone	56,631	16.8%	49,023	17.8%	155,890	133,656	363	394	367
Total	$337,325	100.0%	$275,051	100.0%	1,104,016	887,714	$306	$343	$310
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
Total traffic from our U.K./European Operations increased 216,302 carloads, or 24.4%, to 1,104,016 carloads for the year ended December 31, 2016, compared with the year ended December 31, 2015. The increase consisted of 231,791 carloads from new operations, partially offset by a decrease from existing operations of 15,489 carloads, or 1.7%. The decrease in traffic from existing operations was principally due to decreases of 28,943 carloads of coal and coke traffic and 6,027 carloads of mineral and stone traffic, partially offset by increases of 17,397 carloads of intermodal traffic and 1,580 carloads of agricultural products traffic. All remaining traffic increased by a net 504 carloads.
Changes in average freight revenues per carload in a commodity group may be impacted by changes in customer rates and fuel surcharges, as well as changes in the mix of customer traffic within a commodity group. Excluding the impact of foreign currency, average freight revenues per carload from our U.K./European Operations decreased 1.3% to $306 for the year ended December 31, 2016, compared with the year ended December 31, 2015. Excluding the impact of foreign currency, average freight revenues per carload from existing operations decreased 2.3% to $303 for the year ended December 31, 2016. This decrease in average freight revenues per carload was primarily due to a change in the mix of business.
The following information discusses the significant changes in our U.K./European Operations freight revenues from existing operations by commodity group excluding the impact of foreign currency.
Agricultural products revenues increased $1.6 million, primarily due to a traffic increase of 1,580 carloads. The carload increase was primarily due to new grain business in Poland.
Coal and coke revenues decreased $10.6 million, or 49.5%. Coal and coke traffic decreased 28,943 carloads, or 47.3%, which decreased revenues by $9.7 million, and average freight revenues per carload decreased 4.0%, which decreased revenues by $0.9 million. The decrease in carloads was due to lower demand for steam coal in the U.K., largely as a result of competition from natural gas power generation and an increase in the carbon tax.
Intermodal revenues decreased $0.5 million, or 0.3%. Intermodal average freight revenues per carload decreased 2.7%, which decreased revenues $5.5 million, while traffic increased 17,397 carloads, or 2.5%, which increased revenues by $5.0 million. The decrease in revenues per carload was primarily due to the change in the mix of customers and routes. The increase in carloads was primarily due to an increase in the U.K. intermodal container market.
Minerals and stone revenues decreased $1.9 million, or 3.8%, primarily due to a traffic decrease of 6,027 carloads, or 4.5%. The decline in traffic was primarily due to decreased cement shipments in the U.K. and delays in road construction projects in Poland.
Freight revenues from all remaining commodities combined increased by $0.2 million.

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
Excluding a $15.1 million decrease due to the impact of foreign currency depreciation, freight-related revenues from our U.K./European Operations increased $9.4 million, or 5.5%, to $181.7 million for the year ended December 31, 2016, compared with $172.2 million for the year ended December 31, 2015. The increase consisted of $38.5 million from new operations, partially offset by a decrease of $29.1 million, or 16.9%, from existing operations. The decrease from existing operations was primarily due to a decrease in Continental Europe intermodal services as unprofitable routes were rationalized.
All Other Revenues
Excluding a $2.7 million decrease due to the impact of foreign currency depreciation, all other revenues from our U.K./European Operations, which includes revenues from third-party railcar and locomotive repairs, property rentals and other ancillary revenues not directly related to the movement of freight, increased $2.2 million, or 10.4%, to $23.2 million for the year ended December 31, 2016, compared with $21.0 million for the year ended December 31, 2015. The increase consisted of $4.6 million from new operations, partially offset by a decrease of $2.4 million, or 11.6%, from existing operations. The decrease from existing operations was primarily due to a temporary contract in 2015 for a passenger operator in the U.K.
Operating Expenses
Total operating expenses from our U.K./European Operations increased $93.2 million, or 19.3%, to $576.9 million for the year ended December 31, 2016, compared with $483.7 million for the year ended December 31, 2015. The increase consisted of $117.1 million from new operations, partially offset by a decrease of $23.9 million from existing operations. The decrease from existing operations included a decrease of $43.4 million due to the net impact of foreign currency depreciation. Excluding the impact of foreign currency depreciation, existing operations increased $19.5 million. The increase included $21.5 million of charges related to ERS and $14.7 million of charges related to the U.K. coal restructuring program, partially offset by a $9.1 million decrease in purchased services.
The following table sets forth operating expenses from our U.K./European Operations for the years ended December 31, 2016 and 2015 (dollars in thousands):

	2016		2015		Increase/(Decrease)	Currency Impact	2015 Constant Currency*	Increase/(Decrease) Constant Currency*
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$169,438	31.3%	$149,109	28.9%	$20,329	$(17,430)	$131,679	$37,759
Equipment rents	95,178	17.5%	71,609	13.9%	23,569	(6,117)	65,492	29,686
Purchased services	112,248	20.7%	103,359	20.0%	8,889	(4,956)	98,403	13,845
Depreciation and amortization	26,798	4.9%	19,296	3.7%	7,502	(2,220)	17,076	9,722
Diesel fuel used in train operations	39,437	7.3%	35,369	6.9%	4,068	(3,595)	31,774	7,663
Electricity used in train operations	13,346	2.5%	13,714	2.7%	(368)	(494)	13,220	126
Casualties and insurance	4,408	0.8%	4,422	0.9%	(14)	(389)	4,033	375
Materials	21,868	4.0%	26,032	5.0%	(4,164)	(3,153)	22,879	(1,011)
Trackage rights	40,502	7.5%	40,305	7.8%	197	(2,845)	37,460	3,042
Net loss/(gain) on sale and impairment of assets	19,352	3.6%	(242)	—%	19,594	15	(227)	19,579
Restructuring costs	6,509	1.2%	—	—%	6,509	—	—	6,509
Other expenses	27,842	5.1%	20,728	4.0%	7,114	(2,212)	18,516	9,326
Total operating expenses	$576,926	106.4%	$483,701	93.8%	$93,225	$(43,396)	$440,305	$136,621
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.

The following information discusses the significant changes in operating expenses from our U.K./European Operations, excluding a decrease of $43.4 million due to the net impact from foreign currency depreciation.
Labor and benefits expense was $169.4 million for the year ended December 31, 2016, compared with $131.7 million for the year ended December 31, 2015, an increase of $37.8 million, or 28.7%. The increase consisted of $40.0 million from new operations, partially offset by a decrease of $2.2 million from existing operations. The decrease from existing operations was primarily due to a reduction in the average number of employees in the U.K. and Continental Europe.
Equipment rents expense was $95.2 million for the year ended December 31, 2016, compared with $65.5 million for the year ended December 31, 2015, an increase of $29.7 million, or 45.3%. The increase consisted of $19.3 million from new operations and $10.4 million from existing operations. The increase from existing operations was primarily due to charges related to leased coal railcars in the U.K. that exceed our expected ongoing needs and are therefore considered permanently taken out of service, as well as a reclassification of maintenance activities on certain leased equipment from materials expense in 2015 to equipment rents expense in 2016.
Purchased services expense was $112.2 million for the year ended December 31, 2016, compared with $98.4 million for the year ended December 31, 2015, an increase of $13.8 million, or 14.1%. The increase consisted of $22.9 million from new operations, partially offset by a decrease of $9.1 million from existing operations. The decrease from existing operations was primarily due to a decrease in handling, crewing and other third-party operating services resulting from reduced Continental Europe intermodal services.
Depreciation and amortization expense was $26.8 million for the year ended December 31, 2016, compared with $17.1 million for the year ended December 31, 2015, an increase of $9.7 million, or 56.9%. The increase consisted of $5.6 million from new operations and $4.1 million from existing operations. The increase from existing operations was primarily attributable to a larger depreciable asset base in 2016 compared with 2015, reflecting capital spending in 2016 and 2015.
The cost of diesel fuel used in train operations was $39.4 million for the year ended December 31, 2016, compared with $31.8 million for the year ended December 31, 2015, an increase of $7.7 million, or 24.1%. The increase consisted of $7.0 million from new operations and $0.7 million from existing operations.
The cost of electricity used in train operations was $13.3 million for the year ended December 31, 2016, compared with $13.2 million for the year ended December 31, 2015, an increase of $0.1 million, or 1.0%. The increase consisted of $2.7 million from new operations, partially offset by a decrease of $2.6 million from existing operations. The decrease from existing operations was primarily due to reduced Continental Europe intermodal services.
Materials expense was $21.9 million for the year ended December 31, 2016, compared with $22.9 million for the year ended December 31, 2015, a decrease of $1.0 million, or 4.4%. The decrease consisted of $6.6 million from existing operations, partially offset by $5.6 million from new operations. The decrease from existing operations was primarily due to a reclassification of maintenance activities on certain leased equipment from materials expense in 2015 to equipment rents expense in 2016.
Trackage rights expense was $40.5 million for the year ended December 31, 2016, compared with $37.5 million for the year ended December 31, 2015, an increase of $3.0 million, or 8.1%. The increase consisted of $8.0 million from new operations, partially offset by a decrease $4.9 million from existing operations. The decrease from existing operations was primarily due to reduced Continental Europe intermodal services.
Net loss on the sale and impairment of assets for the year ended December 31, 2016 of $19.4 million was primarily related to the impairment of assets associated with our ERS business in Continental Europe.
Restructuring costs for the year ended December 31, 2016 of $6.5 million were primarily associated with severance costs related to the restructuring of our U.K. coal business.
Other expenses were $27.8 million for the year ended December 31, 2016, compared with $18.5 million for the year ended December 31, 2015, an increase of $9.3 million, or 50.4%. The increase consisted of $4.7 million from new operations and $4.7 million from existing operations. The increase from existing operations was primarily due to an increase in reserves for accounts receivable in 2016 compared with 2015 and the change in the estimated fair value of deferred consideration. For additional information regarding deferred consideration, see Note 10, Fair Value of Financial Instruments to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report.

Operating (Loss)/Income
Operating loss from our U.K./European Operations was $34.7 million for the year ended December 31, 2016, compared with operating income of $31.9 million for the year ended December 31, 2015. The operating loss for the year ended December 31, 2016 included impairment and related charges of $36.2 million, which included $21.5 million related to ERS and $14.7 million of restructuring and related charges associated with our U.K. coal business. The operating loss for the year ended December 31, 2016 also included $2.3 million of additional restructuring costs and $1.5 million of corporate development and related costs. Operating income for the year ended December 31, 2015 included $0.7 million of corporate development and related costs and net gain on sale of assets of $0.3 million.
Year Ended December 31, 2015 Compared with Year Ended December 31, 2014
Consolidated Operating Results
Operating Revenues
The following table sets forth our operating revenues and carloads by new operations and existing operations for the years ended December 31, 2015 and 2014 (dollars in thousands):

	2015			2014	Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%	Currency Impact
Freight revenues	$1,400,547	$341,120	$1,059,427	$1,251,941	$148,606	11.9%	$(192,514)	(15.4)%	$(51,583)
Freight-related revenues	502,083	208,965	293,118	290,787	211,296	72.7%	2,331	0.8%	(16,696)
All-other revenues	97,771	25,265	72,506	96,284	1,487	1.5%	(23,778)	(24.7)%	(3,551)
Total operating revenues	$2,000,401	$575,350	$1,425,051	$1,639,012	$361,389	22.0%	$(213,961)	(13.1)%	$(71,830)
Carloads	2,733,019	947,266	1,785,753	2,007,051	725,968	36.2%	(221,298)	(11.0)%
For explanations regarding the changes in our operating revenues, see Operating Results by Segment.
Operating Expenses
Total operating expenses for the year ended December 31, 2015 increased $398.7 million, or 32.7%, to $1,616.1 million, compared with $1,217.4 million for the year ended December 31, 2014. The increase consisted of $530.0 million from new operations, partially offset by a decrease of $131.3 million from existing operations. The decrease from existing operations was primarily due to a decrease of $54.4 million from the depreciation of foreign currencies relative to the United States dollar and decreases of $54.8 million in diesel fuel used in train operations, $11.4 million in materials, $10.7 million in purchased services, $10.2 million in trackage rights and $9.0 million in equipment rents, partially offset by increases of $13.1 million in depreciation and amortization and $8.2 million in other expenses. For explanations regarding the changes in our total operating expenses, see Operating Results by Segment.

The following table sets forth our total operating expenses for the years ended December 31, 2015 and 2014 (dollars in thousands):

	2015		2014		Increase/(Decrease)	Currency Impact	2014 Constant Currency*	Increase/(Decrease) Constant Currency*
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$614,967	30.7%	$469,503	28.7%	$145,464	$(18,314)	$451,189	$163,778
Equipment rents	149,825	7.5%	82,730	5.0%	67,095	(2,726)	80,004	69,821
Purchased services	186,905	9.3%	100,108	6.1%	86,797	(7,137)	92,971	93,934
Depreciation and amortization	188,535	9.4%	157,081	9.6%	31,454	(7,239)	149,842	38,693
Diesel fuel used in train operations	132,149	6.6%	149,047	9.1%	(16,898)	(6,614)	142,433	(10,284)
Electricity used in train operations	13,714	0.7%	1,058	0.1%	12,656	(179)	879	12,835
Casualties and insurance	42,494	2.1%	41,552	2.5%	942	(2,475)	39,077	3,417
Materials	95,248	4.9%	78,366	4.8%	16,882	(2,467)	75,899	19,349
Trackage rights	78,140	3.9%	53,783	3.3%	24,357	(4,170)	49,613	28,527
Net gain on sale of assets	(2,291)	(0.1)%	(5,100)	(0.3)%	2,809	277	(4,823)	2,532
Other expenses	116,454	5.8%	89,313	5.4%	27,141	(3,327)	85,986	30,468
Total operating expenses	$1,616,140	80.8%	$1,217,441	74.3%	$398,699	$(54,371)	$1,163,070	$453,070
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
Operating Income/Operating Ratio
Operating income was $384.3 million for the year ended December 31, 2015, compared with $421.6 million for the year ended December 31, 2014. Operating income for the year ended December 31, 2015 included Freightliner acquisition/integration related costs of $15.3 million, corporate development and related costs of $4.4 million and net gain on sale of assets of $2.3 million. Operating income for the year ended December 31, 2014 included corporate development and related costs of $5.2 million and net gain on sale of assets of $5.1 million. Our operating ratio was 80.8% for the year ended December 31, 2015, compared with 74.3% for the year ended December 31, 2014. The increase in our operating ratio was primarily driven by lower operating margins from Freightliner, as our U.K./European Operations primarily use leased equipment. Our same railroad operating ratio for the year ended December 31, 2015 was 76.2%, compared with 74.3% for the year ended December 31, 2014.
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

The United States Short Line Tax Credit is an income tax track maintenance credit for Class II and Class III railroads to reduce their federal income tax based on qualified railroad track maintenance expenditures. Qualified expenditures include amounts incurred for maintaining track, including roadbed, bridges and related track structures owned or leased by a Class II or Class III railroad. The credit is equal to 50% of the qualified expenditures, subject to an annual limitation of $3,500 multiplied by the number of miles of railroad track owned or leased by the Class II or Class III railroad as of the end of its tax year. The United States Short Line Tax Credit was initially enacted for a three-year period, 2005 through 2007, and was subsequently extended a series of times with the last extension expiring on December 31, 2016.
Net Income and Earnings Per Share Attributable to G&W Common Stockholders
Net income attributable to G&W for the year ended December 31, 2015 was $225.0 million, compared with net income of $261.0 million for the year ended December 31, 2014. Our basic EPS were $3.97 with 56.7 million weighted average shares outstanding for the year ended December 31, 2015, compared with basic EPS of $4.71 with 55.3 million weighted average shares outstanding for the year ended December 31, 2014. Our diluted EPS for the year ended December 31, 2015 were $3.89 with 57.8 million weighted average shares outstanding, compared with diluted EPS of $4.58 with 57.0 million weighted average shares outstanding for the year ended December 31, 2014.

Our results for the years ended December 31, 2015 and 2014 included certain items affecting comparability between the periods that are set forth below:

	Income/(Loss) Before Taxes Impact	Net Income/(Loss) Attributable to G&W Impact	Diluted Earnings/(Loss) Per Common Share Attributable to G&W Impact
Year Ended December 31, 2015
Loss on settlement of Freightliner acquisition-related foreign currency forward purchase contracts	$(18.7)	$(11.6)	$(0.20)
Freightliner acquisition/integration related costs	$(15.3)	$(11.2)	$(0.19)
Corporate development and related costs	$(6.4)	$(4.3)	$(0.07)
Net gain on sale of assets	$2.3	$1.7	$0.03
2015 Short Line Tax Credit	$—	$27.4	$0.47
Impact of reduction in U.K. effective tax rate	$—	$9.7	$0.17

Year Ended December 31, 2014
Corporate development and related costs	$(5.2)	$(3.2)	$(0.06)
Credit facility refinancing costs	$(4.7)	$(2.9)	$(0.05)
Net gain on sale of assets	$5.1	$3.5	$0.06
2014 Short Line Tax Credit	$—	$27.0	$0.47
RailAmerica-related tax benefit	$—	$3.9	$0.07
Adjustment for tax returns from previous fiscal year	$—	$(0.7)	$(0.01)
In December 2015, the United States Short Line Tax Credit (which had previously expired on December 31, 2014) was extended for fiscal years 2015 and 2016. In the fourth quarter of 2015, G&W recorded a tax benefit of $27.4 million associated with the extension of the Short Line Tax Credit, as well as a tax benefit of $9.7 million associated with a prospective change in U.K. tax rates enacted during the fourth quarter of 2015. In December 2014, the Short Line Tax Credit (which had previously expired on December 31, 2013) was extended for the fiscal year 2014. In the fourth quarter of 2014, G&W recorded a tax benefit of $27.0 million associated with the extension of the Short Line Tax Credit, as well as a tax benefit of $3.9 million as a result of receiving consent from the United States IRS to change a tax accounting method retroactively for companies acquired as a result of the acquisition of RailAmerica.
For the year ended December 31, 2015, our results also included Freightliner acquisition/integration related costs of $15.3 million, loss on settlement of foreign currency forward purchase contracts related to the Freightliner acquisition of $18.7 million, corporate development and related costs of $6.4 million and net gain on sale of assets of $2.3 million. For the year ended December 31, 2014, our results also included corporate development and related costs of $5.2 million, credit facility refinancing costs of $4.7 million and net gain on sale of assets of $5.1 million.

Operating Results by Segment
The following tables set forth our North American Operations, Australian Operations and U.K./European Operations for the years ended December 31, 2015 and 2014 (dollars in thousands):

	2015
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$949,028	$146,850	$304,669	$1,400,547
Freight-related revenues	227,154	87,616	187,313	502,083
All other revenues	65,633	8,486	23,652	97,771
Total operating revenues	$1,241,815	$242,952	$515,634	$2,000,401
Operating expenses:
Labor and benefits	397,911	67,947	149,109	614,967
Equipment rents	65,918	12,298	71,609	149,825
Purchased services	63,986	19,560	103,359	186,905
Depreciation and amortization	141,814	27,425	19,296	188,535
Diesel fuel used in train operations	75,630	21,150	35,369	132,149
Electricity used in train operations	—	—	13,714	13,714
Casualties and insurance	29,574	8,498	4,422	42,494
Materials	57,808	11,408	26,032	95,248
Trackage rights	24,601	13,234	40,305	78,140
Net gain on sale of assets	(2,001)	(48)	(242)	(2,291)
Other expenses	89,088	6,638	20,728	116,454
Total operating expenses	944,329	188,110	483,701	1,616,140
Operating income	$297,486	$54,842	$31,933	$384,261
Operating ratio	76.0%	77.4%	93.8%	80.8%
Interest expense, net	$39,651	$8,976	$17,965	$66,592
Loss on settlement of foreign currency forward purchase contracts	$16,374	$2,312	$—	$18,686
Provision for/(benefit from) income taxes	$69,552	$12,890	$(6,548)	$75,894
Expenditures for additions to property & equipment, net of grants from outside parties	$266,548	$31,179	$32,035	$329,762
Carloads	1,644,400	200,905	887,714	2,733,019

	2014
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$1,008,236	$243,705	$—	$1,251,941
Freight-related revenues	214,388	55,461	20,938	290,787
All other revenues	82,137	14,104	43	96,284
Total operating revenues	$1,304,761	$313,270	$20,981	$1,639,012
Operating expenses:
Labor and benefits	390,755	71,216	7,532	469,503
Equipment rents	70,150	9,973	2,607	82,730
Purchased services	62,826	34,092	3,190	100,108
Depreciation and amortization	127,421	28,095	1,565	157,081
Diesel fuel used in train operations	120,729	26,346	1,972	149,047
Electricity used in train operations	—	—	1,058	1,058
Casualties and insurance	30,124	10,899	529	41,552
Materials	69,840	7,656	870	78,366
Trackage rights	28,928	22,095	2,760	53,783
Net gain on sale of assets	(4,582)	(432)	(86)	(5,100)
Other expenses	75,376	12,934	1,003	89,313
Total operating expenses	971,567	222,874	23,000	1,217,441
Operating income/(loss)	$333,194	$90,396	$(2,019)	$421,571
Operating ratio	74.5%	71.1%	109.6%	74.3%
Interest expense, net	$41,732	$12,152	$833	$54,717
Provision for/(benefit from) income taxes	$86,363	$23,443	$(2,699)	$107,107
Expenditures for additions to property & equipment, net of grants from outside parties	$277,725	$24,930	$864	$303,519
Carloads	1,779,157	227,894	—	2,007,051
North American Operations
Operating Revenues and Carloads
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

Freight Revenues
The following table sets forth the changes in our North American Operations freight revenues by commodity group segregated into new operations and existing operations for the year ended December 31, 2015, compared with the year ended December 31, 2014 (dollars in thousands):

			Increase/(Decrease) in Total Operations	New Operations	Currency Impact	2014 Constant Currency*	Increase/(Decrease) in Existing Operations Constant Currency*
Commodity Group	2015	2014
Agricultural Products	$123,116	$121,265	$1,851	$12,600	$(1,068)	$120,197	$(9,681)
Autos & Auto Parts	17,313	23,619	(6,306)	—	(568)	23,051	(5,738)
Chemicals & Plastics	140,400	136,492	3,908	5,236	(1,689)	134,803	361
Coal & Coke	93,541	126,377	(32,836)	24	(476)	125,901	(32,384)
Food & Kindred Products	34,899	35,534	(635)	471	(122)	35,412	(984)
Intermodal	9	390	(381)	—	(40)	350	(341)
Lumber & Forest Products	80,209	82,271	(2,062)	3,971	(496)	81,775	(5,537)
Metallic Ores	19,756	17,795	1,961	44	(455)	17,340	2,372
Metals	103,898	131,161	(27,263)	976	(1,922)	129,239	(26,317)
Minerals & Stone	116,537	112,999	3,538	12,276	(385)	112,614	(8,353)
Petroleum Products	67,584	63,051	4,533	187	(1,057)	61,994	5,403
Pulp & Paper	113,830	117,299	(3,469)	574	(2,148)	115,151	(1,895)
Waste	18,078	18,449	(371)	48	(46)	18,403	(373)
Other	19,858	21,534	(1,676)	44	(389)	21,145	(1,331)
Total freight revenues	$949,028	$1,008,236	$(59,208)	$36,451	$(10,861)	$997,375	$(84,798)
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.

The following table sets forth our North American Operations freight revenues, carloads and average freight revenues per carload for the years ended December 31, 2015 and 2014 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads		Average Freight Revenues Per Carload
	2015		2014 Constant Currency*
Commodity Group	Amount	% of Total	Amount	% of Total	2015	2014	2015	2014	2014 Constant Currency*
Agricultural Products	$123,116	13.0%	$120,197	12.1%	216,500	210,316	$569	$577	$572
Autos & Auto Parts	17,313	1.8%	23,051	2.3%	27,738	34,470	624	685	669
Chemicals & Plastics	140,400	14.8%	134,803	13.5%	179,002	169,160	784	807	797
Coal & Coke	93,541	9.9%	125,901	12.6%	267,258	355,762	350	355	354
Food & Kindred Products	34,899	3.7%	35,412	3.6%	61,145	60,741	571	585	583
Intermodal	9	—%	350	—%	107	3,442	84	113	102
Lumber & Forest Products	80,209	8.4%	81,775	8.2%	137,009	136,768	585	602	598
Metallic Ores	19,756	2.1%	17,340	1.7%	24,812	22,123	796	804	784
Metals	103,898	10.9%	129,239	13.0%	133,915	184,264	776	712	701
Minerals & Stone	116,537	12.3%	112,614	11.3%	209,957	194,335	555	581	579
Petroleum Products	67,584	7.1%	61,994	6.2%	102,759	104,672	658	602	592
Pulp & Paper	113,830	12.0%	115,151	11.6%	176,543	174,942	645	671	658
Waste	18,078	1.9%	18,403	1.8%	38,927	39,994	464	461	460
Other	19,858	2.1%	21,145	2.1%	68,728	88,168	289	244	240
Total	$949,028	100.0%	$997,375	100.0%	1,644,400	1,779,157	$577	$567	$561
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
Total traffic from our North American Operations decreased 134,757 carloads, or 7.6%, for the year ended December 31, 2015, compared with the year ended December 31, 2014. The decrease consisted of 194,309 carloads, or 10.9%, from existing operations, partially offset by 59,552 carloads from new operations. The decrease in traffic from existing operations was principally due to decreases of 88,517 carloads of coal and coke traffic, 52,249 carloads of metals traffic, 19,552 carloads of other commodity traffic, 10,098 carloads of agricultural products traffic, 7,398 carloads of minerals and stone traffic, 6,732 carloads of autos and auto parts traffic, 5,960 carloads of lumber and forest products traffic and 2,325 carloads of petroleum products traffic, partially offset by an increase of 2,549 carloads of metallic ores traffic. All remaining traffic decreased by a net 4,027 carloads.
Changes in average freight revenues per carload in a commodity group may be impacted by changes in customer rates, fuel surcharges as well as changes in the mix of customer traffic within a commodity group. Excluding the impact of foreign currency, average freight revenues per carload from our North American Operations increased 2.9% to $577 for the year ended December 31, 2015, compared with the year ended December 31, 2014. Excluding the impact of foreign currency, average freight revenues per carload from existing operations increased 2.7% to $576. This increase in average freight revenues per carload from existing operations was impacted by a change in mix, which increased average freight revenues per carload 1.7%, partially offset by lower fuel surcharges, which decreased average freight revenues per carload 4.8%. Excluding these factors, average freight revenues per carload from existing operations increased 5.8%.
The following information discusses the significant changes in our North American Operations freight revenues from existing operations by commodity group excluding the impact of foreign currency.
Agricultural products revenues decreased $9.7 million, or 8.1%. Agricultural products traffic decreased 10,098 carloads, or 4.8%, which decreased revenues by $5.6 million, and average freight revenues per carload decreased 3.5%, which decreased revenues by $4.1 million. The carload decrease was primarily due to decreased shipments in the midwestern and western United States due to weaker grain prices.

Autos and auto parts revenues decreased $5.7 million, or 24.9%. Autos and auto parts traffic decreased 6,732 carloads, or 19.5%, which decreased revenues by $4.2 million, and average freight revenues per carload decreased 6.7%, which decreased revenues by $1.5 million. The carload decrease was primarily due to decreased export shipments in the western United States and weather-related delays which impacted car supply in the midwestern United States in early 2015.
Coal and coke revenues decreased $32.4 million, or 25.7%. Coal and coke traffic decreased 88,517 carloads, or 24.9%, which decreased revenues by $31.0 million, and average freight revenues per carload decreased 1.1%, which decreased revenues by $1.4 million. The carload decrease was primarily due to decreased demand for steam coal as a result of competition from natural gas power generation.
Lumber and forest products revenues decreased $5.5 million, or 6.8%. Lumber and forest products traffic decreased 5,960 carloads, or 4.4%, which decreased revenues by $3.5 million, and average freight revenues per carload decreased 2.5%, which decreased revenues by $2.0 million. The carload decrease was primarily due to decreased shipments to the west coast housing market and decreased shipments in the southern United States.
Metallic ores revenues increased $2.4 million, or 13.7%. Metallic ores traffic increased 2,549 carloads, or 11.5%, which increased revenues by $2.0 million, and average freight revenues per carload increased 1.9%, which increased revenues by $0.3 million. The increase in carloads was primarily due to increased copper concentrate shipments in the western United States.
Metals revenues decreased $26.3 million, or 20.4%. Metals traffic decreased 52,249 carloads, or 28.4%, which decreased revenues by $40.7 million, while average freight revenues per carload increased 11.3%, which increased revenues by $14.4 million. The carload decrease was driven by weaker shipments of steel and scrap resulting primarily from competition from imported steel. The increase in average freight revenues per carload was primarily driven by a change in the mix of business.
Minerals and stone revenues decreased $8.4 million, or 7.4%. Minerals and stone average freight revenues per carload decreased 3.6%, which decreased revenues by $4.3 million, and traffic decreased by 7,398 carloads, or 3.8%, which decreased revenues by $4.1 million. The decrease in carloads was primarily due to decreased shipments of frac sand and proppants in the midwestern and southern United States.
Petroleum products increased $5.4 million, or 8.7%. Petroleum products average freight revenues per carload increased 11.3%, which increased revenues by $6.9 million, while traffic decreased 2,325 carloads, or 2.2%, which decreased revenues by $1.5 million. Average revenues per carload increased primarily due to the change in mix of business, which resulted from a decrease in crude oil shipments in Canada and the western and southern United States and increased shipments of liquid petroleum gas and natural gas liquids in the midwestern and northeastern United States.
Other revenues decreased $1.3 million, or 6.3%. Other traffic decreased 19,552 carloads, or 22.2%, which decreased revenues by $5.6 million, while average freight revenues per carload increased 20.4%, which increased revenues by $4.3 million. The change was primarily due to decreased overhead Class I traffic in the central United States.
Freight revenues from all remaining commodities combined decreased by a net $3.2 million.
Freight-Related Revenues
Excluding a $4.0 million decrease due to the impact of foreign currency depreciation, freight-related revenues from our North American Operations, which includes revenues from railcar switching, track access rights, crewing services, storage and other ancillary revenues related to the movement of freight, increased $16.8 million, or 8.0%, to $227.2 million for the year ended December 31, 2015. The increase in freight-related revenues consisted of $10.8 million from existing operations and $5.9 million from new operations. The increase in freight-related revenues from existing operations was primarily due to an increase in demurrage and storage revenues and an increase in trackage rights revenues due to a new customer contract.

All Other Revenues
Excluding a $1.2 million decrease due to the depreciation of foreign currency, all other revenues from our North American Operations, which includes revenues from third-party car and locomotive repairs, property rentals, railroad construction and other ancillary revenues not directly related to the movement of freight, decreased $15.3 million, or 18.9%, to $65.6 million in the year ended December 31, 2015. The decrease in all other revenues consisted of $16.9 million from existing operations, partially offset by $1.6 million from new operations. The decrease in all other revenues from existing operations was primarily due to a decrease in construction revenues as a result of fewer third-party projects in 2015, which resulted from our previously disclosed decision to focus our construction resources on internal projects, and a decrease in rental revenues.
Operating Expenses
Total operating expenses from our North American Operations for the year ended December 31, 2015 decreased $27.2 million, or 2.8%, to $944.3 million, compared with $971.6 million for the year ended December 31, 2014. The decrease included $59.1 million from existing operations, partially offset by an increase of $31.9 million from new operations. The decrease from existing operations was primarily due to a $46.5 million decrease in the cost of diesel fuel used in train operations and the depreciation of the Canadian dollar relative to the United States dollar, which resulted in a $13.5 million decrease in operating expenses from existing operations.
The following table sets forth operating expenses from our North American Operations for the years ended December 31, 2015 and 2014 (dollars in thousands):

	2015		2014		Increase/(Decrease)	Currency Impact	2014 Constant Currency*	Increase/(Decrease) Constant Currency*
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$397,911	32.0%	$390,755	29.9%	7,156	$(5,165)	$385,590	$12,321
Equipment rents	65,918	5.3%	70,150	5.4%	(4,232)	(631)	69,519	(3,601)
Purchased services	63,986	5.1%	62,826	4.8%	1,160	(1,153)	61,673	2,313
Depreciation and amortization	141,814	11.4%	127,421	9.8%	14,393	(2,320)	125,101	16,713
Diesel fuel used in train operations	75,630	6.1%	120,729	9.3%	(45,099)	(1,926)	118,803	(43,173)
Casualties and insurance	29,574	2.4%	30,124	2.3%	(550)	(488)	29,636	(62)
Materials	57,808	4.7%	69,840	5.4%	(12,032)	(956)	68,884	(11,076)
Trackage rights	24,601	2.0%	28,928	2.2%	(4,327)	(29)	28,899	(4,298)
Net gain on sale of assets	(2,001)	(0.2)%	(4,582)	(0.4)%	2,581	205	(4,377)	2,376
Other expenses	89,088	7.2%	75,376	5.8%	13,712	(1,035)	74,341	14,747
Total operating expenses	$944,329	76.0%	$971,567	74.5%	(27,238)	$(13,498)	$958,069	$(13,740)
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following information discusses the significant changes in operating expenses of our North American Operations excluding a decrease of $13.5 million due to the impact from foreign currency depreciation.
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
Trackage rights expense was $24.6 million for the year ended December 31, 2015, compared with $28.9 million for the year ended December 31, 2014, a decrease of $4.3 million, or 14.9%. The decrease from existing operations was primarily attributable to reduced traffic for a metals customer in the southern United States and reduced coal traffic due to a maintenance outage at a power plant we serve.
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
Operating Income/Operating Ratio
Operating income from our North American Operations was $297.5 million for the year ended December 31, 2015, compared with $333.2 million for the year ended December 31, 2014. Operating income for the year ended December 31, 2015 included Freightliner acquisition/integration related costs of $14.5 million and corporate development and related costs of $1.4 million, partially offset by a $2.0 million net gain on sale of assets. Operating income for the year ended December 31, 2014 included corporate development and related costs of $4.9 million and net gain on sale of assets of $4.6 million. The operating ratio was 76.0% for the year ended December 31, 2015, compared with 74.5% for the year ended December 31, 2014.
Australian Operations
Operating Revenues and Carloads
The following table sets forth our Australian Operations operating revenues and carloads segregated into new operations and existing operations for the years ended December 31, 2015 and 2014 (dollars in thousands):

					Increase/(Decrease) in Total Operations		Decrease in Existing Operations
	2015
	Total Operations	New Operations	Existing Operations	2014	Amount	%	Amount	%	Currency Impact
Freight revenues	$146,850	$—	$146,850	$243,705	$(96,855)	(39.7)%	$(96,855)	(39.7)%	$(40,722)
Freight-related revenues	87,616	36,098	51,518	55,461	32,155	58.0%	(3,943)	(7.1)%	(9,252)
All other revenues	8,486	—	8,486	14,104	(5,618)	(39.8)%	(5,618)	(39.8)%	(2,348)
Total operating revenues	$242,952	$36,098	$206,854	$313,270	$(70,318)	(22.4)%	$(106,416)	(34.0)%	$(52,322)
Carloads	200,905	—	200,905	227,894	(26,989)	(11.8)%	(26,989)	(11.8)%

Freight Revenues
The following table sets forth the changes in our Australian Operations freight revenues by commodity group for the year ended December 31, 2015, compared with the year ended December 31, 2014 (dollars in thousands):

			Increase/(Decrease)	Currency Impact	2014 Constant Currency*	Increase/(Decrease) Constant Currency*
Commodity Group	2015	2014
Agricultural Products	$22,614	$32,003	$(9,389)	$(5,199)	$26,804	$(4,190)
Intermodal	71,429	91,895	(20,466)	(15,415)	76,480	(5,051)
Metallic Ores	44,204	109,439	(65,235)	(18,363)	91,076	(46,872)
Minerals & Stone	7,306	8,921	(1,615)	(1,501)	7,420	(114)
Petroleum Products	1,297	1,447	(150)	(244)	1,203	94
Total freight revenues	$146,850	$243,705	$(96,855)	$(40,722)	$202,983	$(56,133)
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following table sets forth our Australian Operations freight revenues, carloads and average freight revenues per carload for the years ended December 31, 2015 and 2014 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads		Average Freight Revenues Per Carload
	2015		2014 Constant Currency*		2015	2014	2015	2014	2014 Constant Currency*
Commodity Group	Amount	% of Total	Amount	% of Total
Agricultural Products	$22,614	15.4%	$26,804	13.2%	51,534	54,184	$439	591	$495
Intermodal	71,429	48.6%	76,480	37.6%	61,659	63,475	1,158	1,448	1,205
Metallic Ores	44,204	30.1%	91,076	44.9%	26,915	56,542	1,642	1,936	1,611
Minerals & Stone	7,306	5.0%	7,420	3.7%	60,490	53,407	121	167	139
Petroleum Products	1,297	0.9%	1,203	0.6%	307	286	4,225	5,059	4,206
Total	$146,850	100.0%	$202,983	100.0%	200,905	227,894	$731	1,069	$891
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
Total traffic from our Australian Operations decreased 26,989 carloads, or 11.8%, to 200,905 for the year ended December 31, 2015, compared with the year ended December 31, 2014. The traffic was entirely from existing operations, as Freightliner Australia revenues were all freight-related. The decrease was principally due to decreases of 29,627 carloads of metallic ores traffic, 2,650 carloads of agricultural products traffic and 1,816 carloads of intermodal traffic, partially offset by a 7,083 carload increase in minerals and stone traffic.
Changes in average freight revenues per carload in a commodity group may be impacted by changes in customer rates and fuel surcharges, as well as changes in the mix of customer traffic within a commodity group. Average freight revenues per carload from our Australian Operations decreased 18.0% to $731 for the year ended December 31, 2015, compared with the year ended December 31, 2014. The decrease in average freight revenues per carload was impacted by a change in mix, which decreased average freight revenues per carload 15.4%, and lower fuel surcharges, which decreased average freight revenues per carload 2.6%.
The following information discusses the significant changes in our Australian Operations freight revenues by commodity group excluding the impact of foreign currency.
Agricultural products revenues decreased $4.2 million, or 15.6%. Agricultural products average freight revenues per carload decreased 11.3%, which decreased revenues by $3.0 million, and traffic decreased 2,650 carloads, or 4.9%, which decreased revenues by $1.2 million. The decrease in average freight revenues per carload was primarily attributable to a change in the mix of business.
Intermodal revenues decreased $5.1 million, or 6.6%. Intermodal average freight revenues per carload decreased 3.9%, which decreased revenues by $3.0 million, and traffic decreased 1,816 carloads, or 2.9%, which decreased revenues by $2.1 million. The decrease in average freight revenues per carload was primarily due to lower fuel surcharges.

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
Operating Expenses
Total operating expenses from our Australian Operations for the year ended December 31, 2015 decreased $34.8 million, or 15.6%, to $188.1 million, compared with $222.9 million for the year ended December 31, 2014. The decrease included a $37.2 million decrease due to the depreciation of foreign currency.
The following table sets forth operating expenses from our Australian Operations for the years ended December 31, 2015 and 2014 (dollars in thousands):

	2015		2014		Increase/(Decrease)	Currency Impact	2014 Constant Currency*	Increase/(Decrease) Constant Currency*
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$67,947	28.0%	$71,216	22.7%	(3,269)	$(12,000)	$59,216	$8,731
Equipment rents	12,298	5.1%	9,973	3.1%	2,325	(1,667)	8,306	3,992
Purchased services	19,560	8.0%	34,092	10.9%	(14,532)	(5,442)	28,650	(9,090)
Depreciation and amortization	27,425	11.3%	28,095	9.0%	(670)	(4,661)	23,434	3,991
Diesel fuel used in train operations	21,150	8.7%	26,346	8.4%	(5,196)	(4,362)	21,984	(834)
Casualties and insurance	8,498	3.5%	10,899	3.5%	(2,401)	(1,914)	8,985	(487)
Materials	11,408	4.7%	7,656	2.4%	3,752	(1,364)	6,292	5,116
Trackage rights	13,234	5.4%	22,095	7.1%	(8,861)	(3,693)	18,402	(5,168)
Net gain on sale of assets	(48)	—%	(432)	(0.1)%	384	59	(373)	325
Other expenses	6,638	2.7%	12,934	4.1%	(6,296)	(2,134)	10,800	(4,162)
Total operating expenses	$188,110	77.4%	$222,874	71.1%	(34,764)	$(37,178)	$185,696	$2,414
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.

The following information discusses the significant changes in operating expenses from our Australian Operations excluding a $37.2 million decrease due to the impact from foreign currency depreciation.
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
Equipment rents expense was $12.3 million for the year ended December 31, 2015, compared with $8.3 million for the year ended December 31, 2014, an increase of $4.0 million, or 48.1%. The increase consisted of $6.9 million from new operations, partially offset by a decrease of $2.9 million from existing operations. The decrease from existing operations was primarily the result of the purchase of previously leased railcars and the termination of a railcar lease following a customer mine closure.
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
Depreciation and amortization was $27.4 million for the year ended December 31, 2015, compared with $23.4 million for the year ended December 31, 2014, an increase of $4.0 million, or 17.0%. The increase consisted of $2.8 million from new operations and $1.2 million from existing operations. The increase from existing operations was primarily due to capital expenditures in 2014.
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
Operating Income/Operating Ratio
Operating income from our Australian Operations was $54.8 million for the year ended December 31, 2015, compared with $90.4 million for the year ended December 31, 2014. Included in the decrease in operating income was a $15.1 million net decrease due to the impact from foreign currency depreciation. Operating income for the year ended December 31, 2015 and 2014 included $2.7 million and $0.3 million, respectively, of corporate development and related costs. The operating ratio was 77.4% for the year ended December 31, 2015, compared with 71.1% for the year ended December 31, 2014. The higher operating ratio was primarily driven by lower iron ore freight revenues.

U.K./European Operations
Operating Revenues and Carloads
The following table sets forth our U.K./European Operations operating revenues and carloads segregated into new operations and existing operations for the years ended December 31, 2015 and 2014 (dollars in thousands):

	2015				Increase/(Decrease) in Total Operations
	Total Operations	New Operations	Existing Operations	2014	Amount	%		Currency Impact
Freight revenues	$304,669	$304,669	$—	$—	$304,669	NM	(1)	$—
Freight-related revenues	187,313	166,920	20,393	20,938	166,375	NM		(3,450)
All other revenues	23,652	23,652	—	43	23,609	NM		(7)
Total operating revenues	$515,634	$495,241	$20,393	$20,981	$494,653	NM		$(3,457)
Carloads	887,714	887,714	—	—	887,714
(1) Not meaningful
Freight Revenues
The following table sets forth our U.K./European Operations freight revenues, carloads and average freight revenues per carload for the years ended December 31, 2015 and 2014 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads		Average Freight Revenues Per Carload
	2015		2014		2015	2014
Commodity Group	Amount	% of Total	Amount	% of Total	Amount	Amount	2015	2014
Agricultural Products	$520	0.2%	$—	—%	610	$—	$852	$—
Coal & Coke	24,026	7.9%	—	—%	61,144	—	393	—
Intermodal	227,527	74.7%	—	—%	692,304	—	329	—
Minerals & Stone	52,596	17.2%	—	—%	133,656	—	394	—
Total	$304,669	100.0%	$—	—%	887,714	$—	$343	$—
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
Excluding a $3.5 million decrease due to the impact of foreign currency depreciation, freight-related revenues from our U.K./European Operations increased $169.8 million to $187.3 million for the year ended December 31, 2015, primarily due to our new Freightliner operations.
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
The following table sets forth operating expenses from our U.K./European Operations for the years ended December 31, 2015 and 2014 (dollars in thousands):

	2015		2014		Increase/(Decrease)	Currency Impact	2014 Constant Currency*	Increase/(Decrease) Constant Currency*
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$149,109	28.9%	$7,532	35.9%	$141,577	$(1,149)	6,383	$142,726
Equipment rents	71,609	13.9%	2,607	12.4%	69,002	(428)	2,179	69,430
Purchased services	103,359	20.0%	3,190	15.2%	100,169	(542)	2,648	100,711
Depreciation and amortization	19,296	3.7%	1,565	7.5%	17,731	(258)	1,307	17,989
Diesel fuel used in train operations	35,369	6.9%	1,972	9.4%	33,397	(326)	1,646	33,723
Electricity used in train operations	13,714	2.7%	1,058	5.0%	12,656	(179)	879	12,835
Casualties and insurance	4,422	0.9%	529	2.5%	3,893	(73)	456	3,966
Materials	26,032	5.0%	870	4.1%	25,162	(147)	723	25,309
Trackage rights	40,305	7.8%	2,760	13.2%	37,545	(448)	2,312	37,993
Net gain on sale of assets	(242)	—%	(86)	(0.4)%	(156)	13	(73)	(169)
Other expenses	20,728	4.0%	1,003	4.8%	19,725	(158)	845	19,883
Total operating expenses	$483,701	93.8%	$23,000	109.6%	$460,701	$(3,695)	19,305	$464,396
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
Operating Income/(Loss)
Operating income from our U.K./European Operations was $31.9 million for the year ended December 31, 2015, compared with a $2.0 million operating loss for the year ended December 31, 2014. The loss from our U.K./European Operations included costs associated with the start-up of a significant new long-term customer contract that commenced in early 2014. The operating ratio was 93.8% for the year ended December 31, 2015. The prior year is not comparable because over 95% of the revenue and operating income was generated from the recently acquired Freightliner business. Our U.K./European Operations operate in an open access environment using primarily leased equipment.
Liquidity and Capital Resources
We had cash and cash equivalents on hand of $32.3 million and $35.9 million at December 31, 2016 and 2015, respectively. Based on current expectations, we believe our cash, together with our other liquid assets, anticipated future cash flows from operations, availability under our credit agreement, access to debt and equity capital markets and sources of available financing will be sufficient to fund expected operating, capital and debt service requirements and other financial commitments for the foreseeable future.

On December 13, 2016, we completed a public offering of 4,000,000 shares of Class A common stock at $75.00 per share. We received net proceeds of $285.8 million after deducting underwriting discounts and commissions and offering expenses from the sale of our Class A common stock. We intend to use the net proceeds from the offering to partially fund the acquisition of Pentalver Transport Limited and to repay indebtedness. See Note 3, Changes in Operations, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report for additional information regarding the Company's acquisition of Pentalver.
At December 31, 2016, we had long-term debt, including current portion, of $2,359.5 million, which comprised 44.9% of our total capitalization, and $541.6 million of unused borrowing capacity. At December 31, 2015, we had long-term debt, including current portion, totaling $2,281.8 million, which comprised 47.5% of our total capitalization.
During the year ended December 31, 2016, we completed the acquisition of P&W for cash consideration of $126.2 million. The acquisition was funded with borrowings under our Second Amended and Restated Senior Secured Syndicated Credit Facility Agreement, as amended (the Credit Agreement) (see Note 8, Long-Term Debt, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report). During the year ended December 31, 2016, we completed the acquisition of GRail for A$1.14 billion and concurrently issued a 48.9% equity stake in GWAHLP to MIRA. We, through wholly-owned subsidiaries, retained a 51.1% ownership in GWAHLP. The acquisition of GRail included funding through a combination of third-party debt and contributions from us and MIRA in the form of equity and partner loans.
During 2016, 2015 and 2014, we generated $407.0 million, $475.1 million and $491.5 million, respectively, of cash from operating activities. Changes in working capital decreased net cash flows from operating activities by $23.1 million, $8.5 million and $3.8 million in 2016, 2015 and 2014, respectively.
During 2016, 2015 and 2014, our cash used in investing activities was $1,135.0 million, $1,074.3 million and $509.8 million, respectively. For 2016, primary drivers of cash used in investing activities were $969.5 million of cash paid for acquisitions, including the acquisitions of P&W and GRail, $219.5 million of cash used for capital expenditures, including $24.5 million for new business investments, partially offset by $36.1 million in cash received from grants from outside parties for capital spending and $15.2 million of insurance proceeds for the replacement of assets. For 2015, primary drivers of cash used in investing activities were $740.2 million of cash paid for acquisitions, including the acquisitions of Freightliner and Pinsly Arkansas, $371.5 million of cash used for capital expenditures, including $65.6 million for new business investments, and $18.7 million of net cash paid for the settlement of the foreign currency forward purchase contracts related to the acquisition of Freightliner, partially offset by $41.7 million in cash received from grants from outside parties for capital spending and $10.4 million of insurance proceeds for the replacement of assets. For 2014, primary drivers of cash used in investing activities were $331.5 million of cash used for capital expenditures, including $92.9 million for new business investments, $221.5 million of cash paid for acquisitions, predominately for the RCP&E acquisition, partially offset by $28.0 million in cash received from grants from outside parties for capital spending, $8.0 million of insurance proceeds for the replacement of assets and $7.1 million in cash proceeds from the sale of property and equipment.
During 2016, 2015 and 2014, our cash provided by financing activities was $720.0 million, $581.6 million and $15.2 million, respectively. For 2016, the primary drivers of cash provided by financing activities were proceeds of $476.8 million, which included $300.3 million for the issuance of a 48.9% equity stake in GWAHLP to MIRA and $176.5 million of proceeds from MIRA under the Partner Loan Agreement, and net proceeds of $285.8 million from the sale of our Class A common stock. For 2015, the primary driver of cash flows provided by financing activities was net cash inflows of $586.2 million, predominately related to borrowings under the Credit Agreement in conjunction with our acquisition of Freightliner. For 2014, the primary driver of cash flows provided by financing activities was net cash inflows of $13.9 million from exercises of stock-based awards.

Cash Repatriation
At December 31, 2016, we had cash and cash equivalents totaling $32.3 million, of which $23.5 million were held by our foreign subsidiaries. We file a consolidated United States federal income tax return that includes all of our United States subsidiaries. Each of our foreign subsidiaries files income tax returns in each of its respective countries. No provision is made for the United States income taxes applicable to the undistributed earnings of foreign subsidiaries as it is the intention of management to fully utilize those earnings in the operations of foreign subsidiaries. If the earnings were to be distributed in the future, those distributions may be subject to United States income taxes (appropriately reduced by available foreign tax credits) and withholding taxes payable to various foreign countries; however, the amount of the tax and credits is not practicable to determine. The amount of undistributed earnings of our foreign subsidiaries as of December 31, 2016 was $267.1 million.
Shelf Registration
We have an effective shelf registration statement on file with the SEC for an indeterminate number of securities that is effective for three years (expires September 14, 2018), around which time we expect to file a replacement shelf registration statement. Under this universal shelf registration statement, we have the capacity to offer and sell from time to time securities, including common stock, debt securities, preferred stock, warrants and units. Under this shelf registration, we completed a public offering of 4,000,000 shares of Class A common stock at $75.00 per share on December 13, 2016.
Credit Agreement
In anticipation of our acquisition of Freightliner, we entered into the Credit Agreement on March 20, 2015. At closing, the credit facilities under the Credit Agreement were comprised of a $1,782.0 million United States term loan, an A$324.6 million (or $252.5 million at the exchange rate on March 20, 2015) Australian term loan, a £101.7 million (or $152.2 million at the exchange rate on March 20, 2015) U.K. term loan and a $625.0 million revolving credit facility. The revolving credit facility includes borrowing capacity for letters of credit and swingline loans. The stated maturity date of each of our credit facilities under the Credit Agreement is March 31, 2020.
On September 30, 2015, we entered into Amendment No. 1 (Amendment No. 1) to the Credit Agreement. Amendment No. 1 added a senior secured leverage ratio covenant that requires us to comply with maximum ratios of senior secured indebtedness, subject, if applicable, to netting of certain cash and cash equivalents to earnings before income taxes, depreciation and amortization (EBITDA).
On October 20, 2016, we entered into Amendment No. 2 (Amendment No. 2) to the Credit Agreement. Amendment No. 2 permitted, among other things, us to enter into the Australia Partnership Transaction and the GRail Transactions (collectively, the Australian Reorganization). Amendment No. 2 also permitted the repayment in full and termination of the obligations of the Australia Partnership and its subsidiaries (the Australian Loan Parties) under the Credit Agreement (the Australian Refinancing). Following the Australian Refinancing and Australian Reorganization, the Australian Loan Parties became unrestricted subsidiaries under, ceased to be party to and have no obligations under the Credit Agreement.
In connection with the Australian Reorganization, we repaid in full the outstanding Australian term loan of A$250.0 million (or $185.3 million at the exchange rate on December 1, 2016 when the payment was made). During 2016, prior to repaying the loan, we made prepayments on our Australian term loan of A$35.6 million (or $26.6 million at the exchange rate on the dates the payments were made) and a scheduled quarterly principal payment of A$4.1 million (or $3.1 million at the exchange rate on the date the payment was made).
As a result of the Australian Reorganization, on December 1, 2016, the $625.0 million revolving credit facility under the Credit Agreement was reallocated and includes flexible sub-limits for revolving loans denominated in United States dollars, British pounds, Canadian dollars and Euros and provides for the ability to reallocate commitments among the sub-limits, provided that the total amount of all British pound, Canadian dollar, Euro or other designated currencies sub-limits cannot exceed a combined $500.0 million.
For additional information regarding our Credit Agreement Amendment and Credit Agreement, see Note 8, Long-Term Debt, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report.

Australian Credit Agreement
In anticipation of the completion of the Australian Reorganization, our recently established subsidiary, GWI Acquisitions Pty Ltd (GWIA), entered into a syndicated facility agreement on November 28, 2016 (the Australian Credit Agreement) for A$690.0 million (or $511.4 million at the exchange rate on November 28, 2016) in senior secured term loan facilities and A$50.0 million (or $37.1 million at the exchange rate on November 28, 2016) in the form of a revolving credit facility. The maturity date of the credit agreement is December 1, 2021. For additional information regarding our Australian Credit Agreement, see Note 8, Long-Term Debt, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report.
Partner Loan Agreement
On December 1, 2016, GWAHLP and MIRA entered into a Partner Loan Agreement with an A$238.0 million non-recourse subordinated partner loan from MIRA used to fund a portion of its contribution to the Australia Partnership to fund the acquisition of GRail (note our subsidiary, GWI Holding B.V., has a matching partner loan for a portion of our contribution that is eliminated in consolidation). The Partner Loan Agreement is subordinated to the Australian Credit Agreement. The maturity date of the partner loan is November 1, 2026. For additional information regarding our Partner Loan Agreement, see Note 8, Long-Term Debt, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report.
Non-Interest Bearing Loan
In 2010, as part of the acquisition of FreightLink Pty Ltd, Asia Pacific Transport Pty Ltd and related corporate entities, we assumed debt with a carrying value of A$1.8 million (or $1.7 million at the exchange rate on December 1, 2010), which represented the fair value of an A$50.0 million (or $48.2 million at the exchange rate on December 1, 2010) non-interest bearing loan due in 2054. As of December 31, 2016, the carrying value of the loan was A$2.9 million (or $2.1 million at the exchange rate on December 31, 2016) with a non-cash imputed interest rate of 8.0%.
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
The number of railcars and locomotives leased by us as of December 31, 2016, 2015 and 2014 was as follows:

	December 31,
	2016	2015	2014
Railcars	20,738	21,819	18,583
Locomotives	309	333	162
Our operating lease expense for equipment and real property leases and expense for the use of other railroad and other third parties' track for the years ended December 31, 2016, 2015 and 2014 was as follows (dollars in thousands):

	2016	2015	2014
Equipment	$91,537	$91,919	$32,433
Real property	$14,291	$12,136	$8,670
Trackage rights	$87,194	$78,140	$53,783
We are party to several lease agreements with Class I carriers and other third parties to operate over various rail lines in North America, with varied expirations. Certain of these lease agreements have annual lease payments. Revenues from railroads we lease from Class I carriers and other third parties accounted for approximately 7.5% of our 2016 total revenues. Leases from Class I railroads and other third parties that are subject to expiration in each of the next 10 years represent less than 2% of our annual revenues for the year of expiration based on our operating revenues for the year ended December 31, 2016.

Grants from Outside Parties
Our railroads have received a number of project grants from federal, provincial, state and local agencies and other outside parties for upgrades and construction of rail lines and upgrades of locomotives. We use the grant funds as a supplement to our normal capital programs. In return for the grants, the railroads pledge to maintain various levels of service and improvements on the rail lines that have been upgraded or constructed. We believe the levels of service and improvements required under the grants are reasonable. However, we can offer no assurance that grants from outside parties will continue to be available or that, even if available, our railroads will be able to obtain them.
Insurance and Third-Party Claims
Accounts receivable from insurance and other third-party claims was $12.0 million and $26.6 million as of December 31, 2016 and 2015, respectively. Accounts receivable from insurance and other third-party claims at December 31, 2016 included $5.5 million from our North American Operations, $0.8 million from our Australian Operations and $5.6 million from our U.K./European Operations. The balance from our North American Operations resulted predominately from our anticipated insurance recoveries associated with a trestle fire in Oregon in August 2015. The balance from our U.K./European Operations resulted primarily from our anticipated insurance recoveries associated with a rail-related collision in Germany in 2014 that occurred prior to our acquisition of Freightliner. We received proceeds from insurance totaling $15.2 million, $10.4 million and $13.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.
2017 Budgeted Capital Expenditures
The following table sets forth our budgeted capital expenditures by segment for the year ending December 31, 2017 (dollars in thousands):

	Year Ending
	December 31, 2017
Budgeted Capital Expenditures:	North American Operations	Australian Operations	U.K./European Operations	Total
Track and equipment, self-funded	$147,000	$22,000	$26,000	$195,000
Track and equipment, subject to third-party funding	79,000	—	—	79,000
New business development	28,000	9,000	2,000	39,000
Grants from outside parties	(61,000)	$—	—	(61,000)
Net budgeted capital expenditures	$193,000	$31,000	$28,000	$252,000
We have historically relied primarily on cash generated from operations to fund working capital and capital expenditures relating to ongoing operations, while relying on borrowed funds and stock issuances to finance acquisitions and new investments. We believe our cash flow from operations will enable us to meet our liquidity and capital expenditure requirements relating to ongoing operations for at least the duration of our Credit Agreement.
Contractual Obligations and Commercial Commitments
Based on our assessment of the underlying provisions and circumstances of our material contractual obligations and commercial commitments as of December 31, 2016, there is no known trend, demand, commitment, event or uncertainty that is reasonably likely to occur that would have a material adverse effect on our consolidated results of operations, financial condition or liquidity.

The following table represents our obligations and commitments for future cash payments under various agreements as of December 31, 2016 (dollars in thousands):

	Payments Due By Period
Contractual Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (a)	$2,340,323	$43,642	$124,591	$1,971,484	$200,606
Interest on long-term debt (b)	371,019	81,479	156,851	76,884	55,805
Derivative instruments (c)	15,174	1,747	—	13,427	—
Capital lease obligations	86,395	17,438	17,249	21,291	30,417
Operating lease obligations	545,849	84,266	119,879	75,346	266,358
Purchase obligations (d)	12,898	12,898	—	—	—
Other contractual obligations (e)	76,164	12,899	3,610	33,130	26,525
Total	$3,447,822	$254,369	$422,180	$2,191,562	$579,711

(a)
Includes an A$50.0 million (or $36.1 million at the exchange rate on December 31, 2016) non-interest bearing loan due in 2054 assumed in the acquisition of FreightLink in 2010 with a carrying value of A$2.9 million (or $2.1 million at the exchange rate on December 31, 2016).

(b)	Assumes no change in variable interest rates from December 31, 2016.

(c)	Includes the fair value of our interest rate swaps of $15.2 million.

(d)
Includes purchase commitments for future capital expenditures among our existing operations. Excludes the pending purchase of all of the issued share capital of Pentalver Transport Limited for approximately £87 million (or approximately $107 million at the exchange rate on December 31, 2016), subject to final working capital and other closing adjustments, which was announced on December 12, 2016.

(e)
Includes deferred consideration related to the acquisition of Freightliner of $31.9 million, deferred compensation of $10.0 million, estimated casualty obligations of $7.3 million and certain other long-term liabilities of $13.9 million. In addition, the table includes our 2017 estimated contributions of $9.5 million to our pension plans and estimated post-retirement medical and life insurance benefits of $3.5 million.

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
Our off-balance sheet arrangements as of December 31, 2016 consisted of operating lease obligations, which are included in the contractual obligations table above, as well as credit/payment guarantees acquired from Freightliner. See Note 3, Changes in Operations, to our Consolidated Financial Statements included within "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report.
Impact of Foreign Currencies on Operating Revenues and Expenses
When comparing the effects of average foreign currency exchange rates on operating revenues and operating expenses during the year ended December 31, 2016 versus the year ended December 31, 2015, foreign currency translation had a negative impact on our consolidated operating revenues and a positive impact on our consolidated operating expenses due to the weakening of the Australian and Canadian dollars, the British pound, and the Euro relative to the United States dollar for the year ended December 31, 2016. Currency effects related to operating revenues and expenses are presented within the discussion of these respective items included within this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The following table reflects the average exchange rates used to translate the foreign entities respective local currency results of operations into United States dollars for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
United States dollar per Australian dollar	$0.74	$0.75	$0.90
United States dollar per British pound	$1.36	$1.53	$1.65
United States dollar per Canadian dollar	$0.76	$0.78	$0.91
United States dollar per Euro	$1.11	$1.11	$1.33
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
Unlike the Class I railroads that operate over extensive contiguous rail networks, our short line and regional railroads are generally geographically dispersed businesses that transport freight over relatively short distances. Our largest category of capital expenditures is for track line upgrades, expansion and replacement, where we will utilize both our employees and professional contractors in completing these capital projects. Costs that are directly attributable to self-constructed assets (including overhead costs) are capitalized. Direct costs that are capitalized as part of self-constructed assets include materials, labor and equipment. Indirect costs are capitalized if they clearly relate to the construction of the asset. We also generally do not incur significant rail grinding or ballast cleaning expenses. However, if and when such costs are incurred, they are expensed.

The following table sets forth our total net capitalized major renewals and improvements versus our total maintenance and repair expense for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

	2016	2015	2014
Gross capitalized major renewals and improvements	$190,406	$285,593	$205,360
Grants from outside parties	(36,094)	(41,742)	(27,980)
Net capitalized major renewals and improvements	$154,312	$243,851	$177,380
Total repairs and maintenance expense	$467,054	$463,654	$347,928

We depreciate our property and equipment using the straight-line method over the useful lives of the property and equipment. The following table sets forth the estimated useful lives of our major classes of property and equipment:

	Estimated Useful Life (in Years)
	Minimum	Maximum
Property:
Buildings and leasehold improvements (subject to term of lease)	2	40
Bridges/tunnels/culverts	20	50
Track property	3	50

Equipment:
Computer equipment	2	10
Locomotives and railcars	2	30
Vehicles and mobile equipment	2	15
Signals and crossing equipment	2	20
Track equipment	2	20
Other equipment	2	20
We continually evaluate whether events and circumstances have occurred that indicate that the carrying amounts of our long-lived tangible assets may not be recoverable. When factors indicate that an asset or asset group may not be recoverable, we use an estimate of the related undiscounted future cash flows over the remaining life of such asset or asset group in measuring whether or not impairment has occurred. If we identify impairment of an asset, we would report a loss to the extent that the carrying value of the related asset exceeds the fair value less the cost to sell such asset, as determined by valuation techniques applicable in the circumstances. Losses from impairment of assets are charged to net loss/(gain) on sale and impairment of assets within operating expenses.
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
During the year ended December 31, 2016, we recorded a $13.0 million non-cash charge related to the impairment of a now idle rolling-stock maintenance facility resulting from an iron ore customer in Australia entering voluntary administration. For additional information regarding this impairment, see Note 3, Changes in Operations, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report. There were no material losses incurred through other dispositions from unanticipated or unusual events for the years ended December 31, 2015 or 2014.
Grants from Outside Parties
Grants from outside parties are recorded within deferred items - grants from outside parties, and are amortized as a reduction to depreciation expense over the same period during which the associated assets are depreciated.

Goodwill and Indefinite-Lived Intangible Assets
We review the carrying values of goodwill and identifiable intangible assets with indefinite lives at least annually to assess impairment since these assets are not amortized. We perform our annual impairment test as of November 30 of each year. Additionally, we review the carrying value of goodwill and any indefinite-lived intangible assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. In conjunction with our annual impairment assessment of goodwill combined with previously disclosed efforts to address challenges with our European intermodal business, ERS, we recorded an impairment of goodwill of $14.5 million for the year ended December 31, 2016. See Note 3, Changes in Operations, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report for additional information regarding ERS. No impairment was recognized for the years ended December 31, 2015 and 2014, as a result of our annual impairment assessment.
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
Amortizable Intangible Assets
We perform an impairment test on amortizable intangible assets when specific impairment indicators are present. We have amortizable intangible assets valued primarily as operational network rights, customer contracts and relationships and track access agreements. These intangible assets are generally amortized on a straight-line basis over the expected economic longevity of the facility served, the customer relationship, or the length of the contract or agreement including expected renewals. In conjunction with our annual impairment assessment of goodwill combined with previously disclosed efforts to address challenges with ERS, we recorded an impairment of a customer-related intangible asset of $4.1 million for the year ended December 31, 2016. See Note 3, Changes in Operations, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report for additional information regarding ERS.
Derailment and Property Damages, Personal Injuries and Third-Party Claims
We maintain global liability and property insurance coverage to mitigate the financial risk of providing rail and rail-related services. Our liability policies cover railroad employee injuries, personal injuries associated with grade crossing accidents and other third-party claims associated with our operations. Damages associated with sudden releases of hazardous materials, including hazardous commodities transported by rail, and expenses related to evacuation as a result of a railroad accident are also covered under our liability policies. Our liability policies currently have self-insured retentions of up to $2.5 million per occurrence. Our property policies cover property and equipment that we own, as well as property in our care, custody and control. Our property policies currently have various self-insured retentions, which vary based on the type and location of the incident, that are currently up to $2.5 million per occurrence. The property policies also provide business interruption insurance arising from covered events. The self-insured retentions under our policies may change with each annual insurance renewal depending on our loss history, the size and make-up of our company and general insurance market conditions.
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

Defined Benefit Plans
We sponsor certain defined benefit plans covering eligible employees. We engage independent actuaries to compute amounts of liabilities and expenses related to these plans subject to the assumptions that we determine are appropriate based on historical trends, current market rates and future projections. These assumptions include, but are not limited to the selection of a discount rate, expected long-term rate of return on plan assets, rate of future compensation increases, inflation volatility and mortality. For additional information regarding these plans, see Note 11. U.K. Pension Plan and Note 12. Other Employee Benefit Programs to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report.
Income Taxes
We file a consolidated United States federal income tax return, which includes all of our United States subsidiaries. Each of our foreign subsidiaries files appropriate income tax returns in each of its respective countries. The provision for, or benefit from, income taxes includes deferred taxes resulting from temporary differences using a balance sheet approach. Such temporary differences result primarily from differences in the carrying value of assets and liabilities for financial reporting and tax purposes. Future realization of deferred income tax assets is dependent upon our ability to generate sufficient taxable income. We evaluate on a quarterly basis whether, based on all available evidence, the deferred income tax assets will be realizable. Valuation allowances are established when it is estimated that it is more likely than not that the tax benefit of a deferred tax asset will not be realized.
No provision is made for the United States income taxes applicable to the undistributed earnings of foreign subsidiaries as it is the intention of management to fully utilize those earnings in the operations of foreign subsidiaries. If the earnings were to be distributed in the future, those distributions may be subject to United States income taxes (appropriately reduced by available foreign tax credits) and withholding taxes payable to various foreign countries, however, the amount of the tax and credits is not practicable to determine. The amount of undistributed earnings of our foreign subsidiaries as of December 31, 2016 was $267.1 million.
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

Interest Rate Risk
Our interest rate risk results from variable interest rate debt obligations, where an increase in interest rates would result in lower earnings and increased cash outflows. The following table presents principal payments on our debt obligations, related weighted average annual interest rates by expected maturity dates and estimated fair values as of December 31, 2016 (dollars in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Fixed rate debt:
Other debt (a)	$692	$23	$—	$—	$—	$36,145	$36,860	$2,789
Average annual interest rate	8.0%	8.0%	8.0%	8.0%	8.0%	8.0%	8.0%
Variable rate debt:
Other debt - United States	$2,100	$—	$—	$—	$—	$—	$2,100	$2,100
Credit Agreement:
Revolving credit facility:
Canada	$—	$—	$—	$7,821	$—	$—	$7,821	$7,812
United Kingdom	$1,234	$—	$—	$45,651	$—	$—	$46,885	$47,083
Europe	$—	$—	$—	$26,282	$—	$—	$26,282	$26,297
Term loans:
United Kingdom	$6,273	$9,409	$12,545	$93,191	$—	$—	$121,418	$121,594
United States	$20,333	$30,500	$40,667	$1,336,500	$—	$—	$1,428,000	$1,422,512
Average annual interest rate	3.4%	3.8%	4.1%	4.3%	0.0%	0.0%	4.2%
Australian Credit Agreement
Australian Term Loan	$13,011	$15,723	$15,723	$24,759	$429,585	$—	$498,801	$501,909
Partner Loan Agreement	$—	$—	$—	$—	$—	$172,153	$172,153	$171,435
Average annual interest rate	5.3%	5.7%	6.0%	6.2%	6.4%	8.2%	6.8%
Total	$43,643	$55,655	$68,935	$1,534,204	$429,585	$208,298	$2,340,320	$2,303,531

(a)
Includes an A$50.0 million (or $36.1 million at the exchange rate on December 31, 2016) non-interest bearing loan due in 2054 assumed in the acquisition of FreightLink with a carrying value of A$2.9 million (or $2.1 million at the exchange rate on December 31, 2016) with an imputed interest rate of 8.0%.

The variable interest rates presented in the table above are based on the implied forward rates in the yield curve for borrowings denominated using Australia BBSY and BBR, Canada BA, Euro LIBOR and United States LIBOR (as of December 31, 2016). BBSY is the Bank Bill Swap Bid Rate, which we believe is generally considered the Australian equivalent to LIBOR. BBR is the Bankers Buyers Rate, which we believe is generally considered analogous with BBSY. The borrowing margin is composed of a weighted average of 2.00% for Canadian, European and United States borrowings under our Credit Agreement. The borrowing margin is composed of a weighted average of 2.78% for our Australian term loan under our Australian Credit Agreement and 4.50% for our Partner Loan Agreement. To the extent not mitigated by interest rate swap agreements, based on the table above, assuming a one percentage point increase in market interest rates, annual interest expense on our variable rate debt would increase by approximately $13.3 million under our Credit Agreement and $3.0 million under our Australian Credit Agreement and Partner Loan Agreement.
Foreign Currency Exchange Rate Risk
As of December 31, 2016, our foreign subsidiaries had the United States dollar equivalent of $945.7 million of third-party debt denominated in the local currencies in which our foreign subsidiaries operate, including the Australian dollar, the British pound, the Canadian dollar and the Euro. The debt service obligations associated with this foreign currency debt are generally funded directly from those foreign operations. As a result, foreign currency risk related to this portion of our debt service payments is limited. However, in the event the foreign currency debt service is not paid by our foreign subsidiaries and is paid by United States subsidiaries, we may face exchange rate risk if the Australian dollar, the British pound, the Canadian dollar or the Euro were to appreciate relative to the United States dollar and require higher United States dollar equivalent cash.

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
Deferred Consideration
On March 25, 2015, as part of the Freightliner acquisition, we recorded a contingent liability within other long-term liabilities of £24.2 million (or $36.0 million at the exchange rate on March 25, 2015). This contingent liability represents the aggregate fair value of the shares transferred to us by the Management Shareholders representing an economic interest of approximately 6% on the acquisition date at the Freightliner acquisition price per share, in exchange for the right to receive cash consideration for the representative economic interest in the future (deferred consideration). We will recalculate the estimated fair value of the deferred consideration in each reporting period until it is paid in full by using a contractual formula designed to estimate the economic value of the Management Shareholders' retained interest in a manner consistent with that used to derive the Freightliner acquisition price per share on the acquisition date. Accordingly, a change in the fair value of the deferred consideration could have a material effect on our results of operations for the period in which a change in estimate occurs. During the year ended December 31, 2016, we recognized $2.3 million, through other expenses within our consolidated statements of operations, as a result of the change in the estimated fair value of the deferred consideration, which primarily represented the time value of money. We expect to recognize future changes in the contingent liability for the estimated fair value of the deferred consideration through other expenses within our consolidated statement of operations. These future changes in the estimated fair value of the deferred consideration are not expected to be deductible for tax purposes. Each of the Management Shareholders may elect to receive one third of their respective deferred consideration valued as of March 31, 2018, 2019 and 2020. Any remaining portion of the deferred consideration will be valued as of March 31, 2020, and paid by the end of 2020. For additional information regarding our deferred consideration, see Note 10, Fair Value of Financial Instruments, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report.
Sensitivity to Diesel Fuel Prices
We are exposed to fluctuations in diesel fuel prices since an increase in the price of diesel fuel would result in lower earnings and cash outflows. For the year ended December 31, 2016, fuel costs for fuel used in operations represented 6.9% of our total operating expenses. As of December 31, 2016, we had not entered into any hedging transactions to manage this diesel fuel risk. We receive fuel surcharges and other rate adjustments that partially offset the impact of higher fuel prices. As of December 31, 2016, each one percentage point change in the price of diesel fuel would result in a $1.3 million change in our annual operating income to the extent not offset by higher fuel surcharges and/or rates.
ITEM 8.    Financial Statements and Supplementary Data.
The financial statements and supplementary financial data required by this item are listed under "Part IV Item 15. Exhibits, Financial Statement Schedules," following the signature page hereto and are incorporated by reference herein.
ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

ITEM 9A.     Controls and Procedures.
Disclosure Controls and Procedures — We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Consistent with the guidance issued by the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from management's report on internal control over financial reporting in the year of acquisition, management excluded an assessment of the effectiveness of internal control over financial reporting related to P&W and GRail, whose total assets represented 2% and 13%, respectively, of Genesee & Wyoming Inc.'s consolidated total assets at December 31, 2016. P&W's total revenues and operating income for the period November 1, 2016 through December 31, 2016 each represented less than 1% of Genesee & Wyoming Inc.'s revenues and operating income for the year ended December 31, 2016. GRail's total revenues and operating income for the period December 1, 2016 through December 31, 2016 each represented less than 1% of Genesee & Wyoming Inc.'s revenues and operating income for the year ended December 31, 2016. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, the disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Internal Control Over Financial Reporting — On November 1, 2016, we completed the acquisition of P&W and on December 1, 2016, we completed the acquisition of GRail. We extended our oversight and monitoring processes that support our internal control over financial reporting, as appropriate, to include P&W's and GRail's financial position, results of operations and cash flow into our consolidated financial statements from the date of acquisition through December 31, 2016. We are continuing to integrate the acquired operations of P&W and GRail into our overall internal control over financial reporting and related processes. Except as disclosed in this paragraph, there were no other changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. Management based this assessment on criteria for effective internal control over financial reporting described in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's internal controls over financial reporting, established and maintained by management, are under the general oversight of the Company's Audit Committee. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operating effectiveness of our internal control over financial reporting.
Consistent with the guidance issued by the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from management's report on internal control over financial reporting in the year of acquisition, management excluded an assessment of the effectiveness of internal control over financial reporting related to P&W and GRail. The Company acquired P&W in a business combination on November 1, 2016 and acquired GRail in a business combination on December 1, 2016. P&W's and GRail's total assets represented 2% and 13%, respectively, of Genesee & Wyoming Inc.'s consolidated total assets as of December 31, 2016. P&W's total revenues and operating income for the period November 1, 2016 through December 31, 2016 each represented less than 1% of Genesee & Wyoming Inc.'s revenues and operating income for the year ended December 31, 2016. GRail's total revenues and operating income for the period December 1, 2016 through December 31, 2016 each represented less than 1% of Genesee & Wyoming Inc.'s revenues and operating income for the year ended December 31, 2016.
Based on this assessment, management determined that, as of December 31, 2016, we maintained effective internal control over financial reporting.
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
ITEM 9B.     Other Information.
None.

PART III
ITEM 10.     Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated herein by reference to our proxy statement to be filed within 120 days after the end of our fiscal year in connection with the Annual Meeting of the Stockholders of G&W to be held on May 24, 2017, under "Proposal One: Election of Directors," "Executive Officers" and "Corporate Governance."
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
ITEM 11.     Executive Compensation.
The information required by this Item is incorporated herein by reference to our proxy statement to be filed within 120 days after the end of our fiscal year in connection with the Annual Meeting of the Stockholders of G&W to be held on May 24, 2017, under "Executive Compensation," including the "Compensation Discussion and Analysis," "Compensation Committee Report" and "Summary Compensation Table" sections, and "Director Compensation."
ITEM 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth all of our securities authorized for issuance under our equity compensation plans as of December 31, 2016:

Equity Compensation Plan I Information
Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options	(b) Weighted Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	1,357,498	$77.12	1,911,447
Equity compensation plans not approved by security holders	—	—	—
Total	1,357,498	$77.12	1,911,447
The remaining information required by this Item is incorporated herein by reference to our proxy statement to be filed within 120 days after the end of our fiscal year in connection with the Annual Meeting of the Stockholders of G&W to be held on May 24, 2017, under "Security Ownership of Certain Beneficial Owners and Management."
ITEM 13.     Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated herein by reference to our proxy statement to be filed within 120 days after the end of our fiscal year in connection with the Annual Meeting of the Stockholders of G&W to be held on May 24, 2017, under "Corporate Governance" and "Related Person Transactions."
ITEM 14.     Principal Accounting Fees and Services.
The information required by this Item is incorporated herein by reference to our proxy statement to be filed within 120 days after the end of our fiscal year in connection with the Annual Meeting of the Stockholders of G&W to be held on May 24, 2017, under "Proposal Three: Ratification of the Selection of Independent Auditors."

PART IV
ITEM 15.     Exhibits, Financial Statement Schedules.
DOCUMENTS FILED AS PART OF THIS FORM 10-K

(a)	FINANCIAL STATEMENTS
Genesee & Wyoming Inc. and Subsidiaries Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Operations for the Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2016,
2015 and 2014
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014
Notes to Consolidated Financial Statements

(b)	EXHIBITS—See INDEX TO EXHIBITS filed herewith immediately following the signature page hereto, and which is incorporated herein by reference

(c)
FINANCIAL STATEMENT SCHEDULES—Schedules have been omitted because they are not applicable or not required or the information required to be set forth therein is included in the Financial Statements and Supplementary Data, or notes thereto.

ITEM 16.     Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 28, 2017	GENESEE & WYOMING INC.

		By:	/S/ JOHN C. HELLMANN
John C. Hellmann Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date	Title	Signature

February 28, 2017	Chairman of the Board of Directors	/S/ MORTIMER B. FULLER III
Mortimer B. Fuller III
February 28, 2017	Chief Executive Officer, President and Director (Principal Executive Officer)	/S/ JOHN C. HELLMANN
John C. Hellmann
February 28, 2017	Chief Financial Officer (Principal Financial Officer)	/S/ TIMOTHY J. GALLAGHER
Timothy J. Gallagher
February 28, 2017	Chief Accounting Officer (Principal Accounting Officer)	/S/ CHRISTOPHER F. LIUCCI
Christopher F. Liucci
February 28, 2017	Director	/S/ RICHARD H. ALLERT
Richard H. Allert
February 28, 2017	Director	/S/ RICHARD H. BOTT
Richard H. Bott
February 28, 2017	Director	/S/ ØIVIND LORENTZEN III
Øivind Lorentzen III
February 28, 2017	Director	/S/ ALBERT J. NEUPAVER
Albert J. Neupaver
February 28, 2017	Director	/S/ HANS MICHAEL NORKUS
Hans Michael Norkus
February 28, 2017	Director	/S/ JOSEPH H. PYNE
Joseph H. Pyne
February 28, 2017	Director	/S/ ANN N. REESE
Ann N. Reese
February 28, 2017	Director	/S/ MARK A. SCUDDER
Mark A. Scudder
February 28, 2017	Director	/S/ HUNTER C. SMITH
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

10.22
Form of Performance-Based Restricted Unit Award Notice Under the Third Amended and Restated Omnibus Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2016 (File No. 001-31456).**

10.23
Form of Performance-Based Restricted Unit Award Notice for the CEO Under the Third Amended and Restated Omnibus Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2016 (File No. 001-31456).**

10.24
Share Sale Agreement, dated October 20, 2016, relating to Glencore Rail (NSW) Pty Limited by and among Genesee & Wyoming Inc., GWI Acquisitions Pty Ltd, Glencore Coal Pty Limited and Glencore Operations Australia Pty Limited, is incorporated herein by reference to Exhibit 10.1 to the Registrants Current Report on Form 8-K filed on October 20, 2016 (File No. 001-31456).***

10.25
Mandate, Commitment and Fee Letter, dated October 14, 2016, among GWI Holdings No. 2 Pty Ltd and Australia and New Zealand Banking Group Limited, Bank of America, N.A. Australian Branch, BNP Paribas, Citibank, N.A. Sydney Branch, Commonwealth Bank of Australia, JPMorgan Chase Bank, N.A., National Australia Bank Limited, Sumitomo Mitsui Banking Corporation and The Bank of Tokyo-Mitsubishi UFJ, Ltd., is incorporated herein by reference to Exhibit 10.2 to the Registrants Current Report on Form 8-K filed on October 20, 2016 (File No. 001-31456).

10.26
Amendment No. 2, dated as of October 20, 2016, to the Second Amended and Restated Senior Secured Syndicated Facility Agreement, dated as of March 20, 2015, among Genesee & Wyoming Inc., RP Acquisition Company Two, Quebec Gatineau Railway Inc., Genesee & Wyoming Australia Pty Ltd, Rotterdam Rail Feeding B.V., ERS Railways B.V., GWI UK Acquisition Company Limited, Bank of America, N.A., as administrative agent, and the agents, lenders and guarantors party thereto from time to time, is incorporated herein by reference to Exhibit 10.3 to the Registrants Current Report on Form 8-K filed on October 20, 2016 (File No. 001-31456).

10.27
Amendment and Restatement Deed, dated November 30, 2016, by and among Genesee & Wyoming Inc. and the members of a Macquarie Infrastructure and Real Assets consortium, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 1, 2016 (File No. 001-31456).***

10.28
Syndicated Facility Agreement, dated November 28, 2016, among GWI Acquisitions Pty Ltd, the obligors party thereto, National Australia Bank Limited, as agent and lender, and Australia and New Zealand Banking Group Limited, Bank of America, N.A. Australian Branch, BNP Paribas, Citibank, N.A. Sydney Branch, Commonwealth Bank of Australia, JPMorgan Chase Bank, N.A., Sumitomo Mitsui Banking Corporation and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as lenders, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 1, 2016 (File No. 001-31456).

(11)	Not included as a separate exhibit as computation can be determined from Note 2 to the financial statements included in this Annual Report under Item 8

*(21.1)	Subsidiaries of the Registrant

*(23.1)	Consent of PricewaterhouseCoopers LLP

*(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

*(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

*(32.1)	Section 1350 Certifications

*101
The following financial information from Genesee & Wyoming Inc.'s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL includes: (i) Consolidated Balance Sheets as of December 31, 2016 and 2015, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2016, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2016, 2015 and 2014, (iv) Consolidated Statements of Changes in Equity for the Years Ended December 31, 2016, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014, and (vi) the Notes to Consolidated Financial Statements.

*	Exhibit filed or furnished with this Annual Report.

**	Management contract or compensatory plan in which directors and/or executive officers are eligible to participate.

***
Certain schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of such schedule, or any section thereof, to the Securities and Exchange Commission upon request.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Genesee & Wyoming Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, cash flows and changes in equity present fairly, in all material respects, the financial position of Genesee & Wyoming Inc. and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 8 and Note 13 , respectively, to the consolidated financial statements, the Company changed the manner in which it accounts for the classification of debt issuance costs and deferred taxes in the consolidated balance sheets in 2016.
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
As described in the Report of Management on Internal Control over Financial Reporting appearing under Item 9A, management has excluded GRail (NSW) Pty Limited and Providence and Worcester Railroad Company from its assessment of internal control over financial reporting as of December 31, 2016 because they were acquired by the Company in purchase business combinations during 2016. We have also excluded GRail (NSW) Pty Limited and Providence and Worcester Railroad Company from our audit of internal control over financial reporting. GRail (NSW) Pty Limited is a 51.1%-owned subsidiary whose total assets and total revenues represent 13% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016. Providence and Worcester Railroad Company is a wholly-owned subsidiary whose total assets and total revenues represent 2% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016.
/s/ PricewaterhouseCoopers LLP
Rochester, New York
February 28, 2017

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2016 and 2015
(dollars in thousands, except share amounts)

	December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,319	$35,941
Accounts receivable, net	363,923	382,458
Materials and supplies	43,621	45,790
Prepaid expenses and other	45,475	43,197
Total current assets	485,338	507,386
PROPERTY AND EQUIPMENT, net	4,503,319	4,215,063
GOODWILL	1,125,596	826,575
INTANGIBLE ASSETS, net	1,472,376	1,128,952
DEFERRED INCOME TAX ASSETS, net	2,671	2,270
OTHER ASSETS, net	45,658	22,836
Total assets	$7,634,958	$6,703,082
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$52,538	$75,966
Accounts payable	266,867	282,275
Accrued expenses	159,705	169,586
Total current liabilities	479,110	527,827
LONG-TERM DEBT, less current portion	2,306,915	2,205,785
DEFERRED INCOME TAX LIABILITIES, net	1,162,221	983,136
DEFERRED ITEMS - grants from outside parties	301,383	292,198
OTHER LONG-TERM LIABILITIES	198,208	174,675
COMMITMENTS AND CONTINGENCIES
EQUITY:
Class A Common Stock, $0.01 par value, one vote per share; 180,000,000 shares authorized at December 31, 2016 and 2015; 74,162,972 and 69,674,185 shares issued and 61,362,665 and 56,945,384 shares outstanding (net of 12,800,307 and 12,728,801 shares in treasury) on December 31, 2016 and 2015, respectively	742	697
Class B Common Stock, $0.01 par value, ten votes per share; 30,000,000 shares authorized at December 31, 2016 and 2015; 758,138 and 793,138 shares issued and outstanding on December 31, 2016 and 2015, respectively	8	8
Additional paid-in capital	1,651,703	1,355,345
Retained earnings	1,685,813	1,544,676
Accumulated other comprehensive loss	(211,336)	(153,457)
Treasury stock, at cost	(232,348)	(227,808)
Total Genesee & Wyoming Inc. stockholders' equity	2,894,582	2,519,461
Noncontrolling interest	292,539	—
Total equity	3,187,121	2,519,461
Total liabilities and equity	$7,634,958	$6,703,082
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 and 2014
(in thousands, except per share amounts)

	Years Ended December 31,
	2016	2015	2014
OPERATING REVENUES	$2,001,527	$2,000,401	$1,639,012
OPERATING EXPENSES:
Labor and benefits	633,114	614,967	469,503
Equipment rents	159,372	149,825	82,730
Purchased services	198,046	186,905	100,108
Depreciation and amortization	205,188	188,535	157,081
Diesel fuel used in train operations	118,203	132,149	149,047
Electricity used in train operations	13,346	13,714	1,058
Casualties and insurance	38,884	42,494	41,552
Materials	82,522	95,248	78,366
Trackage rights	87,194	78,140	53,783
Net loss/(gain) on sale and impairment of assets	32,484	(2,291)	(5,100)
Restructuring costs	8,182	—	—
Other expenses	135,380	116,454	89,313
Total operating expenses	1,711,915	1,616,140	1,217,441
OPERATING INCOME	289,612	384,261	421,571
Interest income	1,107	481	1,445
Interest expense	(75,641)	(67,073)	(56,162)
Loss on settlement of foreign currency forward purchase contracts	—	(18,686)	—
Other income, net	413	1,948	1,259
Income before income taxes	215,491	300,931	368,113
Provision for income taxes	(74,395)	(75,894)	(107,107)
Net income	141,096	225,037	261,006
Less: Net (loss)/income attributable to noncontrolling interest	(41)	—	251
Net income attributable to Genesee & Wyoming Inc.	141,137	225,037	260,755
Basic earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:	$2.46	$3.97	$4.71
Weighted average shares—Basic	57,324	56,734	55,305
Diluted earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:	$2.42	$3.89	$4.58
Weighted average shares—Diluted	58,256	57,848	56,972
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 and 2014
(in thousands)

	Years Ended December 31,
	2016	2015	2014
NET INCOME	$141,096	$225,037	$261,006
OTHER COMPREHENSIVE (LOSS)/INCOME:
Foreign currency translation adjustment	(47,349)	(86,968)	(56,059)
Net unrealized loss on qualifying cash flow hedges, net of tax benefit of $3,651, $2,558 and $15,649, respectively	(5,666)	(3,837)	(23,473)
Changes in pension and other postretirement benefit obligations, net of tax benefit/(provision) of $6,366, ($2,552) and ($670), respectively	(30,953)	9,600	1,191
Other comprehensive loss	(83,968)	(81,205)	(78,341)
COMPREHENSIVE INCOME	$57,128	$143,832	$182,665
Less: Comprehensive income attributable to noncontrolling interest	8,508	—	251
COMPREHENSIVE INCOME ATTRIBUTABLE TO GENESEE & WYOMING INC.	$48,620	$143,832	$182,414
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 and 2014
(dollars in thousands)

	G&W Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Non-controlling Interest	Total Equity
BALANCE, December 31, 2013	$646	$16	$1,302,521	$1,058,884	$6,089	$(220,361)	$1,275	$2,149,070
Net income	—	—	—	260,755	—	—	251	261,006
Other comprehensive loss	—	—	—	—	(78,341)	—	—	(78,341)
Value of stock issued for stock-based compensation - 472,982 shares Class A Common Stock	4	—	11,815	—	—	—	—	11,819
Conversion of 588,504 shares Class B Common Stock to Class A Common Stock	6	(6)	—	—	—	—	—	—
Compensation cost related to stock-based compensation	—	—	12,819	—	—	—	—	12,819
Excess income tax benefits from stock-based compensation	—	—	6,198	—	—	—	—	6,198
Value of treasury stock repurchased - 44,077 shares	—	—	—	—	—	(4,186)	—	(4,186)
Cash distribution to noncontrolling interest	—	—	—	—	—	—	(405)	(405)
BALANCE, December 31, 2014	$656	$10	$1,333,353	$1,319,639	$(72,252)	$(224,547)	$1,121	$2,357,980
Net income	—	—	—	225,037	—	—	—	225,037
Other comprehensive loss	—	—	—	—	(81,205)	—	—	(81,205)
Value of stock issued for stock-based compensation - 266,542 shares Class A Common Stock	3	—	6,826	—	—	—	—	6,829
Conversion of 227,347 shares Class B Common Stock to Class A Common Stock	2	(2)	—	—	—	—	—	—
Compensation cost related to stock-based compensation	—	—	14,421	—	—	—	—	14,421
Excess income tax benefits from stock-based compensation	—	—	1,432	—	—	—	—	1,432
Value of treasury stock repurchased - 34,759 shares	—	—	—	—	—	(3,261)	—	(3,261)
TEU settlement of 3,539,240 shares Class A Common Stock	36	—	(36)	—	—	—	—	—
Purchase of noncontrolling interest	—	—	(1,461)	—	—	—	(1,121)	(2,582)
Other	—	—	810	—	—	—	—	810
BALANCE, December 31, 2015	$697	$8	$1,355,345	$1,544,676	$(153,457)	$(227,808)	$—	$2,519,461
Net income/(loss)	—	—	—	141,137	—	—	(41)	141,096
Other comprehensive (loss)/income	—	—	—	—	(92,517)	—	8,549	(83,968)
Value of stock issued for equity offering - 4,000,000 shares Class A common stock	40	—	285,716	—	—	—	—	285,756
Conversion of 35,000 shares Class B Common Stock to Class A Common Stock	—	—	—	—	—	—	—	—
Value of stock issued for stock-based compensation - 458,565 shares Class A Common Stock	5	—	8,289	—	—	—	—	8,294
Settlement of deferred stock awards - 78,088 shares	—	—	2,069	—	—	—	—	2,069
Compensation cost related to stock-based compensation	—	—	18,884	—	—	—	—	18,884
Income tax deficiencies from stock-based compensation	—	—	(281)	—	—	—	—	(281)
Value of treasury stock repurchased - 71,506 shares	—	—	—	—	—	(4,540)	—	(4,540)
Issuance of noncontrolling interest	—	—	(18,327)	—	34,638	—	284,031	300,342
Other	—	—	8	—	—	—	—	8
BALANCE, December 31, 2016	$742	$8	$1,651,703	$1,685,813	$(211,336)	$(232,348)	$292,539	$3,187,121
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 and 2014
(dollars in thousands)

	Years Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$141,096	$225,037	$261,006
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	205,188	188,535	157,081
Stock-based compensation	17,976	14,649	12,858
Excess tax benefit from share-based compensation	(28)	(1,477)	(6,221)
Deferred income taxes	33,442	40,477	70,131
Net loss/(gain) on sale and impairment of assets	32,484	(2,291)	(5,100)
Loss on settlement of foreign currency forward purchase contracts	—	18,686	—
Insurance proceeds received	—	—	5,527
Changes in operating assets and liabilities which provided/(used) cash, net of effect of acquisitions:
Accounts receivable, net	(15,952)	28,905	(39,107)
Materials and supplies	750	(4,073)	2,600
Prepaid expenses and other	836	7,462	17,451
Accounts payable and accrued expenses	(20,468)	(39,881)	14,703
Other assets and liabilities, net	11,715	(882)	535
Net cash provided by operating activities	407,039	475,147	491,464
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(219,544)	(371,504)	(331,499)
Grant proceeds from outside parties	36,094	41,742	27,980
Cash paid for acquisitions, net of cash acquired	(969,476)	(740,237)	(221,451)
Net payment from settlement of foreign currency forward purchase contracts related to an acquisition	—	(18,686)	—
Insurance proceeds for the replacement of assets	15,201	10,394	8,029
Proceeds from disposition of property and equipment	2,691	4,018	7,096
Net cash used in investing activities	(1,135,034)	(1,074,273)	(509,845)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on revolving line-of-credit, long-term debt and capital lease obligations	(1,104,222)	(675,430)	(538,035)
Proceeds from revolving line-of-credit and long-term borrowings	1,074,516	1,261,640	543,300
Proceeds from noncontrolling interest	476,828	—	—
Proceeds from Class A common stock issuance	286,500	—	—
Stock issuance costs	(743)	—	—
Debt amendment/issuance costs	(17,731)	(9,622)	(3,880)
Proceeds from employee stock purchases	9,317	6,829	11,819
Excess tax benefits from share-based compensation	28	1,477	6,221
Treasury stock acquisitions	(4,541)	(3,261)	(4,186)
Net cash provided by financing activities	719,952	581,633	15,239
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	4,421	(6,293)	(7)
DECREASE IN CASH AND CASH EQUIVALENTS	(3,622)	(23,786)	(3,149)
CASH AND CASH EQUIVALENTS, beginning of year	35,941	59,727	62,876
CASH AND CASH EQUIVALENTS, end of year	$32,319	$35,941	$59,727
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
The Company owns or leases 122 freight railroads worldwide that are organized in 10 operating regions with approximately 7,300 employees and 3,000 customers. The financial results of our 10 operating regions are reported in the following three distinct segments:

•	The Company's eight North American regions serve 41 U.S. states and four Canadian provinces and include 115 short line and regional freight railroads with more than 13,000 track miles.

•
The Company's Australia Region provides rail freight services in New South Wales, including in the Hunter Valley coal supply chain, the Northern Territory and South Australia, including operating the 1,400-mile Tarcoola-to-Darwin rail line. As of December 1, 2016, G&W's Australia Region is 51.1% owned by us and 48.9% owned by a consortium of funds and clients managed by Macquarie Infrastructure and Real Assets (MIRA).

•
The Company's U.K./Europe Region is led by Freightliner Group Limited (Freightliner), the United Kingdom's (U.K.) largest rail maritime intermodal operator and second-largest rail freight company. Operations also include heavy-haul in Poland and Germany and cross-border intermodal services connecting Northern European seaports with key industrial regions throughout the continent.

The Company's subsidiaries provide rail service at more than 40 major ports in North America, Australia and Europe and perform contract coal loading and railcar switching for industrial customers. See Note 3, Changes in Operations, for descriptions of the Company's changes in operations in recent years.
The Company's railroads transport a wide variety of commodities. Revenues from the Company's 10 largest customers accounted for approximately 22%, 22% and 24% of the Company's operating revenues in 2016, 2015 and 2014, respectively.
Certain reclassifications have been made to prior period balances to conform to the current year presentation, including (1) debt issuance costs, current portion of long-term debt, less current portion (see Note 8, Long-Term Debt) and (2) current deferred income tax assets, long-term deferred income tax assets and long-term deferred income tax liabilities (see Note 13, Income Taxes).
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

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2014, the FASB issued Accounting Standards Update (ASU) 2014-15, Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern, which requires management to assess an entity's ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. This guidance was effective for the Company's annual reporting period ending December 31, 2016 and had no impact on the Company's consolidated financial statements.
Revenue Recognition
The Company generates freight revenues from the haulage of freight by rail based on a per car, per container or per ton basis. Freight revenues are recognized proportionally as shipments move from origin to destination, with related expenses recognized as incurred.
The Company generates freight-related revenues from port terminal railroad operations and industrial switching (where the Company operates trains on a contract basis in facilities it does not own), as well as demurrage, storage, car hire, track access rights, transloading, crewing services, traction service (or hook and pull service that requires the Company to provide locomotives and drivers to move a customer's train between specified origin and destination points), and other ancillary revenues related to the movement of freight. Freight-related revenues are recognized as services are performed or as contractual obligations are fulfilled.
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

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unlike the Class I railroads that operate over extensive contiguous rail networks, the Company's short line and regional railroads are generally geographically dispersed businesses that transport freight over relatively short distances. The Company's largest category of capital expenditures is for track line upgrades, expansion and replacement, where the Company utilizes both employees and professional contractors in completing these capital projects. Costs that are directly attributable to self-constructed assets (including overhead costs) are capitalized. Direct costs that are capitalized as part of self-constructed assets include materials, labor and equipment. Indirect costs are capitalized if they clearly relate to the construction of the asset. In addition, the Company generally does not incur significant rail grinding or ballast cleaning expenses. However, if and when such costs are incurred, they are expensed.
The Company reviews its long-lived tangible assets for impairment whenever events and circumstances indicate that the carrying amounts of such assets may not be recoverable. When factors indicate that an asset or asset group may not be recoverable, the Company uses an estimate of the related undiscounted future cash flows over the remaining life of such asset or asset group in measuring whether or not impairment has occurred. If impairment is identified, a loss would be reported to the extent that the carrying value of the related assets exceeds the fair value less the cost to sell those assets as determined by valuation techniques applicable in the circumstances. Losses from impairment of assets are charged to net (gain)/loss on sale and impairment of assets within operating expenses.
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
The Company recorded a $13.0 million non-cash charge related to the impairment of a now idle rolling-stock maintenance facility resulting from an iron ore customer in Australia entering voluntary administration. For additional information regarding this impairment, see Note 3, Changes in Operations. There were no material losses incurred through other dispositions from unanticipated or unusual events for the years ended December 31, 2015 or 2014.
Grants from Outside Parties
Grants from outside parties are recorded as deferred revenue within deferred items - grants from outside parties, and are amortized as a reduction to depreciation expense over the same period during which the associated assets are depreciated.
Goodwill and Indefinite-Lived Intangible Assets
The Company reviews the carrying values of goodwill and identifiable intangible assets with indefinite lives at least annually to assess impairment since these assets are not amortized. The Company performs its annual impairment assessment as of November 30 of each year. Additionally, the Company reviews the carrying value of goodwill and any indefinite-lived intangible assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. In conjunction with the Company's annual impairment assessment of goodwill combined with previously discussed efforts to address challenges with the Company's European intermodal business, ERS Railways B.V. (ERS), the Company recorded an impairment of goodwill of $14.5 million for the year ended December 31, 2016. See Note 3, Changes in Operations, for additional information regarding ERS. No impairment was recognized for the years ended December 31, 2015 and 2014, as a result of our annual impairment assessment.
For goodwill, a two-step impairment model is used. The first step compares the fair value of a respective reporting unit with its carrying amount, including goodwill. The second step measures the goodwill impairment loss as the excess of recorded goodwill over its implied fair value. For indefinite-lived intangible assets, if the carrying amount of the asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. The determination of fair value involves significant management judgment including assumptions about operating results, business plans, income projections, anticipated future cash flows and market data. Impairment losses are expensed when incurred and are charged to net loss/(gain) on sale and impairment of assets within operating expenses.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortizable Intangible Assets
The Company performs an impairment test on amortizable intangible assets when specific impairment indicators are present. The Company has amortizable intangible assets valued primarily as operational network rights, customer contracts and relationships and track access agreements. These intangible assets are generally amortized on a straight-line basis over the expected economic longevity of the facility served, the customer relationship, or the length of the contract or agreement including expected renewals. In conjunction with the Company's annual impairment assessment of goodwill combined with previously disclosed efforts to address challenges with ERS, the Company recorded an impairment of a customer-related intangible asset of $4.1 million for the year ended December 31, 2016. See Note 3, Changes in Operations, for additional information regarding ERS.
Derailment and Property Damages, Personal Injuries and Third-Party Claims
The Company maintains global liability and property insurance coverage to mitigate the financial risk of providing rail and rail-related services. The Company's liability policies cover railroad employee injuries, personal injuries associated with grade crossing accidents and other third-party claims associated with the Company's operations. Damages associated with sudden releases of hazardous materials, including hazardous commodities transported by rail, and expenses related to evacuation as a result of a railroad accident are also covered under the liability policies. The Company's liability policies currently have self-insured retentions of up to $2.5 million per occurrence. The Company's property policies cover property and equipment that the Company owns, as well as property in the Company's care, custody and control. The Company's property policies currently have various self-insured retentions, which vary based on the type and location of the incident, that are currently up to $2.5 million per occurrence. The property policies also provide business interruption insurance arising from covered events. The self-insured retentions under the policies may change with each annual insurance renewal depending on the Company's loss history, the size and make-up of the Company and general insurance market conditions.
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
Defined Benefit Plans
The Company sponsors certain defined benefit plans covering eligible employees. The Company engages independent actuaries to compute amounts of liabilities and expenses related to these plans subject to the assumptions that the Company determines are appropriate based on historical trends, current market rates and future projections. These assumptions include, but are not limited to, the selection of a discount rate, expected long-term rate of return on plan assets, rate of future compensation increases, inflation volatility and mortality. See Note 11. U.K. Pension Plan, and Note 12. Other Employee Benefit Programs, for additional information regarding these plans.
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

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

No provision is made for the United States income taxes applicable to the undistributed earnings of foreign subsidiaries as it is the intention of management to fully utilize those earnings in the operations of foreign subsidiaries. If the earnings were to be distributed in the future, those distributions may be subject to United States income taxes (appropriately reduced by available foreign tax credits) and withholding taxes payable to various foreign countries, however, the amount of the tax and credits is not practicable to determine. The amount of undistributed earnings of the Company's foreign subsidiaries as of December 31, 2016 was $267.1 million.
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
The grant date fair value of non-vested shares, less estimated forfeitures, is recorded to compensation expense on a straight-line basis over the vesting period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model and compensation expense is recorded over the requisite service period on a straight-line basis. Two assumptions in the Black-Scholes pricing model require management judgment: the life of the option and the volatility of the stock price over the life of the option. The assumption for the life of the option is based on historical experience and is estimated for each grant. The assumption for the volatility of the stock is based on a combination of historical and implied volatility. The fair value of the Company's restricted stock, restricted stock units and the 2016 performance-based restricted stock units is based on the closing market price of the Company's Class A Common Stock on the date of grant. The grant date fair value of 2015 and 2014 performance-based restricted stock units is estimated on the date of grant using the Monte Carlo simulation model and straight-line amortization of compensation expense is recorded over the requisite service period of the grant. Three assumptions in the Monte Carlo simulation model require management judgment: volatility of the Company's Class A Common Stock, volatility of the stock of the members of the two peer groups and the correlation coefficients between the Company's stock price and the stock price of the peer groups. Volatility is based on a combination of historical and implied volatility. The correlation coefficients are calculated based upon the historical price data used to calculate the volatilities.
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
Foreign Currency
The financial statements of the Company's foreign subsidiaries are prepared in the local currency of the respective subsidiary and translated into United States dollars based on the exchange rate at the end of the period for balance sheet items and, for the statement of operations, at the average rate for the period. Currency translation adjustments are reflected within the equity section of the balance sheet and are included in other comprehensive income/(loss). Upon complete or substantially complete liquidation of the underlying investment in the foreign subsidiary, cumulative translation adjustments are recognized in the consolidated statements of operations.

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
3. CHANGES IN OPERATIONS:
North American Operations
Providence and Worcester Railroad Company: On November 1, 2016, the Company completed the acquisition of 100% of the outstanding common stock of Providence and Worcester Railroad Company (P&W) for $25.00 per share, or $126.2 million. The Company funded the acquisition with borrowings under the Company's Second Amended and Restated Senior Secured Syndicated Credit Facility Agreement, as amended (the Credit Agreement) (see Note 8, Long-Term Debt). The results of operations from P&W have been included in the Company's consolidated statement of operations since the acquisition date within the Company's North American Operations segment. P&W contributed $5.2 million of total revenues and an operating loss of $0.3 million to the Company's consolidated results since the November 1, 2016 acquisition date. The Company incurred $2.0 million of acquisition-related costs associated with P&W during the year ended December 31, 2016, which were included within other expenses in the Company's consolidated statement of operations.
P&W is headquartered in Worcester, Massachusetts, and operates in Rhode Island, Massachusetts, Connecticut and New York. P&W is contiguous with the Company’s New England Central Railroad (NECR) and Connecticut Southern Railroad (CSO). Rail service is provided by approximately 140 P&W employees with 32 locomotives across 163 miles of owned track and over approximately 350 track miles under track access agreements. P&W has exclusive freight access over Amtrak’s Northeast Corridor between New Haven, Connecticut, and Providence, Rhode Island, and track rights over Metro-North Commuter Railroad, Amtrak and CSX Corp. between New Haven, Connecticut, and Queens, New York. P&W interchanges with the Company’s NECR and CSO railroads, as well as with CSX, Norfolk Southern, Pan Am Railways, Pan Am Southern, the Housatonic Railroad and the New York and Atlantic Railroad, and also connects to Canadian National and Canadian Pacific via NECR.
P&W serves a diverse mix of aggregates, auto, chemicals, metals and lumber customers in southeastern New England, handling approximately 44,000 carloads and intermodal units annually. In addition, P&W provides rail service to three ports (Providence, Davisville and New Haven) and to a U.S. Customs bonded intermodal terminal in Worcester, Massachusetts, that receives inbound intermodal containers for distribution in New England.
The Company accounted for the acquisition as a business combination using the acquisition method of accounting under U.S. GAAP. The acquired assets and liabilities of P&W were recorded at their preliminary acquisition-date fair values and were consolidated with those of the Company as of the acquisition date. The final determination of these preliminary acquisition-date fair values is subject to completion of an assessment of the acquisition-date fair values of acquired assets and liabilities.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following preliminary acquisition-date fair values were assigned to the acquired net assets (dollars in thousands):

Amount
Cash and cash equivalents	$1,529
Accounts receivable	4,011
Materials and supplies	1,048
Prepaid expenses and other	648
Property and equipment	127,020
Goodwill	26,969
Total Assets	161,225
Accounts payable and accrued expenses	8,505
Deferred income tax liabilities, net	26,569
Net assets	$126,151
The Company assigned $27.0 million to goodwill in its preliminary allocation. The goodwill will not be deductible for tax purposes.
Pinsly's Arkansas Division: On January 5, 2015, the Company completed the acquisition of certain subsidiaries of Pinsly Railroad Company (Pinsly) that constituted Pinsly's Arkansas Division (Pinsly Arkansas) for $41.3 million in cash. The Company funded the acquisition with borrowings under the Company's Credit Agreement. The results of operations from Pinsly Arkansas have been included in the Company's consolidated statements of operations since the acquisition date within the Company's North American Operations segment. Pinsly contributed $14.5 million of total revenues and $2.6 million of operating income to the Company's consolidated results during the year ended December 31, 2015.
Rapid City, Pierre & Eastern Railroad, Inc.: On May 30, 2014, the Company's subsidiary, Rapid City, Pierre & Eastern Railroad, Inc. (RCP&E), purchased the assets comprising the western end of Canadian Pacific Railway Limited's (CP) Dakota, Minnesota & Eastern Railroad Corporation (DM&E) rail line for a cash purchase price of $218.6 million, including the purchase of materials and supplies, railcars, equipment and vehicles. RCP&E commenced freight service on the line on June 1, 2014. The results of operations from RCP&E have been included in the Company's consolidated statement of operations since the acquisition date within the Company's North American Operations segment. RCP&E contributed $69.9 million of total revenues and $17.2 million of operating income to the Company's consolidated results during the year ended December 31, 2014.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Australian Operations
Glencore Rail (NSW) Pty Limited: On December 1, 2016, a subsidiary of Genesee & Wyoming Inc. (the Company, G&W) completed the acquisition of Glencore Rail (NSW) Pty Limited (GRail) for A$1.14 billion (or approximately $844.9 million at an exchange rate of $0.74 for one Australian dollar) and concurrently issued a 48.9% equity stake in G&W Australia Holdings LP (GWAHLP) (collectively, the Australia Partnership), which is the holding entity for all of the Company’s Australian businesses, including GRail, to Macquarie Infrastructure and Real Assets (MIRA), a large private-equity infrastructure investment firm. The Company, through wholly-owned subsidiaries, retained a 51.1% ownership in GWAHLP, of which, 50.6% is owned via a limited partner and 0.5% is owned via a general partner. The 48.9% is owned by entities controlled by MIRA, of which, 48.4% is owned via a limited partner and 0.5% is owned by a general partner (collectively, the Australia Partnership Transaction). As the Company maintained control of its Australian Operations, it will continue to consolidate 100% of the Company's Australian Operations in its financial statements and report a noncontrolling interest for MIRA’s 48.9% equity ownership. The Company established the noncontrolling interest for MIRA's 48.9% equity stake in the carrying value of the net assets of the Australia Partnership at A$383.4 million (or $284.1 million at the exchange rate on December 1, 2016), which was recorded in the Company's balance sheet. As the fair value of the MIRA's equity contribution was A$405.4 million (or $300.4 million at the exchange rate on December 1, 2016), the difference of A$22.0 million (or $16.3 million at the exchange rate on December 1, 2016) was recorded as an increase to additional paid-in capital. The Company also reclassified $34.6 million from accumulated other comprehensive loss to additional paid-in capital as a result of the issuance of the noncontrolling interest. The acquisition of GRail was funded through a combination of third-party debt and contributions from G&W and MIRA in the form of equity and partner loans.
The Company and MIRA contributed a combined A$1.3 billion in the form of cash, partner loans and contributed equity, and the Company's recently established subsidiary, GWI Acquisitions Pty Ltd (GWIA), entered into a five-year A$690 million senior secured term loan facility that is non-recourse to the Company and to MIRA. The proceeds were used to acquire GRail for A$1.14 billion, repay Genesee & Wyoming Australia’s (GWA) existing A$250 million term loan (under the Company’s credit facility) and pay an estimated A$18.5 million in debt issuance costs and A$13.2 million of acquisition-related costs (collectively the GRail Transactions). The foreign exchange rate used to translate the transaction amounts to United States dollars (USD) was $0.74 for one Australian dollar (AUD).
The sources and uses to accomplish the GRail Transactions were as follows (amounts in millions):

Sources	AUD		USD	Uses	AUD		USD
New Australian term loan	A$	690.0	$511.4	GRail purchase	A$	1,140.0	$844.9
MIRA	643.5		476.9	Repay GWA term loan	250.0		185.3
GWA (equity contribution)	597.5		442.8	GWA (equity contributed)	597.5		442.8
G&W	88.2		65.3	Transaction costs	31.7		23.4
Total sources	A$	2,019.2	$1,496.4	Total uses	A$	2,019.2	$1,496.4
GRail’s coal haulage business was established in 2010 as an alternative rail service provider to the incumbent railroads in the Hunter Valley and has grown to be the third largest coal haulage business in Australia. The Company’s Freightliner Australia subsidiary (acquired by the Company in March 2015) has been the rail operator of GRail since inception and presently provides haulage and logistics services for approximately 40 million tonnes per year of steam coal that is among the lowest cost and highest quality coal in the world sold principally to customers in Japan, Korea and Taiwan. These services have continued following the GRail transaction.
    In conjunction with the GRail acquisition, the Company entered into a 20-year rail haulage contract with the seller, Glencore Coal Pty Limited (GC), to exclusively haul all coal produced at GC’s existing mines in the Hunter Valley to the Port of Newcastle. The contract has minimum guaranteed volumes over the first 18 years.
The GRail transaction includes the acquisition of nine train sets (30 locomotives and 894 railcars). Rail haulage service is operated on government-owned, open-access track that is coordinated by a neutral third party. Track access fees will continue to be paid directly by GC.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The results of operations from GRail have been included in the Company's consolidated statement of operations since the December 1, 2016 acquisition date within the Company's Australian Operations segment. GRail contributed $7.0 million of net revenues and a $1.1 million net operating loss to the Company's consolidated results since the December 1, 2016 acquisition date. The Company incurred $16.3 million of acquisition-related costs associated with GRail during the year ended December 31, 2016, which were included within other expenses in the Company's consolidated statement of operations.
The Company paid GC, the seller of GRail, A$1.14 billion in cash at closing and recorded an A$4 million receivable from the seller for the estimated working capital adjustment. The Company accounted for the acquisition as a business combination using the acquisition method of accounting under U.S. GAAP. The acquired assets and liabilities of GRail were recorded at their preliminary acquisition-date fair values and were consolidated with those of the Company as of the acquisition date. The final determination of these preliminary acquisition-date fair values is subject to completion of an assessment of the acquisition-date fair values of acquired assets and liabilities. The foreign exchange rate used to translate the balance sheet to United States dollars was $0.74 for one Australian dollar, the exchange rate on December 1, 2016.
The following preliminary acquisition-date fair values were assigned to the acquired net assets (amounts in thousands):

	AUD	USD
Accounts receivable	$1,556	$1,153
Materials and supplies	411	305
Property and equipment	279,592	207,206
Goodwill	415,959	308,267
Intangible assets	635,000	470,599
Total assets	1,332,518	987,530
Accounts payable and accrued expenses	5,771	4,277
Deferred income tax liabilities, net	190,551	141,217
Net assets	$1,136,196	$842,036
The Company assigned A$635 million (or $470.6 million at the exchange rate on December 1, 2016) to an amortizable customer contract associated with the 20-year take-or-pay rail haulage contract with GC. In addition, the Company assigned A$416 million (or $308.3 million at the exchange rate on December 1, 2016) to goodwill in its preliminary allocation. The goodwill will not be deductible for tax purposes.
Arrium Limited: Between 2011 and 2014, GWA invested a total of $78 million to purchase locomotives and railcars, as well as to construct a standard gauge rolling-stock maintenance facility to support iron ore shipments from Arrium's Southern Iron mine and Whyalla-based operations, which include the Middleback Range iron ore mines and the Whyalla steelworks.
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
On April 7, 2016, Arrium announced it had entered into voluntary administration. As a result, the Company recorded a $13.0 million non-cash charge related to the impairment of GWA's now idle rolling-stock maintenance facility, which was recorded to net loss/(gain) on sale and impairment of assets within operating expenses, which represented the entire carrying value of these assets, and an allowance for doubtful accounts charge of $8.1 million associated with accounts receivable from Arrium, which was recorded to other expenses within operating expense, during the three months ended March 31, 2016. Also, as a result of the voluntary administration, all payments to GWA associated with the Southern Iron rail haulage agreement have ceased. GWA is in the process of redeploying rolling-stock previously used to provide service under the Southern Iron rail haulage agreement to serve other customers.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GWA continues to provide service and receive payments under the remaining rail haulage agreement to serve several iron ore mines in the Middleback Range and the Whyalla Steelworks operations, which the Company expects will represent A$40 million (or approximately $29 million at the exchange rate on December 31, 2016) of annual revenue prospectively. Pending the outcome of the voluntary administration process, GWA could lose some or all of the revenue associated with the remaining rail haulage agreement. In the event of an adverse determination regarding the viability of the Middleback Range or the Whyalla Steelworks operations, or a termination of the remaining rail haulage agreement, all or a portion of GWA's assets deployed to provide service under this agreement, which consist largely of narrow gauge locomotives and railcars, could be redeployed elsewhere in Australia.
U.K./European Operations
Pentalver Transport Limited: On December 12, 2016, the Company's subsidiary, GWI UK Acquisition Company Limited, entered into an agreement with a subsidiary of APM Terminals (a subsidiary of A P Møller-Maersk A/S) to purchase all of the issued share capital of Pentalver Transport Limited (Pentalver) for approximately £87 million (or approximately $107 million at the exchange rate on December 31, 2016), subject to final working capital and other closing adjustments. The transaction is subject to satisfaction of customary closing conditions, including the receipt of competition clearances and the finalization of certain lease agreements, and is expected to close in the second quarter of 2017.
Headquartered in Southampton, U.K., Pentalver operates off-dock container terminals (most under long-term lease) strategically placed at each of the four major seaports of Felixstowe, Southampton, London Gateway and Tilbury, as well as an inland terminal located at Cannock, in the U.K. Midlands, near many of the nation’s largest distribution centers. In addition to providing storage for loaded and empty containers on over 100 acres of land, Pentalver also operates a trucking haulage service with more than 150 trucks, primarily providing daily service between the seaports of Felixstowe and Southampton and its inland terminal at Cannock. Pentalver also provides services related to container maintenance and repair (including refrigerated containers) and is one of the largest sellers of new and used containers in the U.K.
Pentalver’s operations are complementary to those of the company's Freightliner subsidiary, which is the largest provider of maritime container transportation by rail in the U.K. The logistics of maritime container transportation in the U.K. are highly competitive, whether by road, rail or short-sea, with a premium placed on timely, efficient and safe service. G&W expects that the Pentalver acquisition will enable G&W to (i) enhance its U.K. services by providing rail and road transportation solutions, as well as offering storage options at the ports and inland, and (ii) unlock efficiencies from shared services and enhanced asset utilization from Pentalver’s trucking fleet and Freightliner’s existing fleet of approximately 250 trucks that currently provide local collection and delivery haulage from Freightliner’s inland terminals. With approximately 600 employees, Pentalver will operate as part of the Company’s U.K./Europe Region.
Continental Europe Intermodal Business: During 2016, the Company explored ways to enhance the long-term viability of ERS, the Continental Europe intermodal business Freightliner acquired from Maersk, which the Company acquired in 2015 with the Freightliner acquisition. Due to its limited history of profitability and competitive dynamics in the market in which it operates, the Company ascribed little value to it at the time of acquisition.
Despite a significant and focused effort by the Company, the performance of ERS reached unsustainable levels during 2016. As such, a restructuring plan was initiated that includes the cessation of all "open" train services from the port of Rotterdam, the closing of the ERS offices in Rotterdam and Frankfurt and the closing of the ERS customer services function in Warsaw. The Company is evaluating opportunities to redistribute ERS’s leased locomotives and railcars, which have lease termination dates ranging from 2017 to 2021. These steps will enable the Company to focus on our core competence in the deep-sea intermodal sector. These proposed changes are subject to consultation processes with our employees or works councils in the relevant countries. The Company's subsidiary, Rotterdam Rail Feeding B.V., will continue its existing services and not be affected by the restructuring of ERS.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of the ERS restructuring plan, the Company recorded impairment and related charges of $21.5 million in December 2016. These charges primarily included $14.5 million for an impairment of goodwill and $4.1 million for an impairment of a customer-related intangible asset, which were both recorded to net loss/(gain) on sale and impairment of assets within operating expenses, which represented the entire carrying value of these assets. During 2017, the Company expects to recognize charges of approximately $3 - $4 million related to the restructuring of ERS.
Restructuring of U.K. Coal Business: During 2016, due to a drastic decline in coal shipments, the Company implemented a restructuring of its U.K. coal business. The U.K. coal business, which the Company acquired as part of the Freightliner acquisition in 2015, is a relatively low-margin business, and the Company originally expected to cease coal shipments by 2022. The Company incurred charges related to the U.K. coal restructuring program of $14.7 million during the year ended December 31, 2016. These charges included $10.5 million associated with leased railcars that exceed the Company's expected ongoing needs and were permanently taken out of service, which was recorded to equipment rents within operating expenses, as well as $4.2 million of severance and related costs associated with restructuring the Company's workforce.
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
Headquartered in London, England, Freightliner is an international freight rail operator with operations in the U.K., Poland, Germany, the Netherlands and Australia. Freightliner's principal business is located in the U.K., where it is the largest maritime intermodal operator and the second largest freight rail operator, providing service throughout England, Scotland and Wales. In Continental Europe, Freightliner Poland primarily serves aggregates and coal customers in Poland. In addition, at the time of acquisition, Freightliner's ERS subsidiary, based in Rotterdam, provided cross-border intermodal services connecting the northern European ports of Rotterdam, Bremerhaven and Hamburg to key cities in Germany, Poland, Italy and beyond. In Australia, Freightliner transports coal and containerized agricultural products for its customers in New South Wales. As of the acquisition date, Freightliner employed approximately 2,500 people worldwide and had a fleet of primarily leased equipment of approximately 250 standard gauge locomotives, including approximately 45 electric locomotives, and 5,500 railcars.
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
As of March 25, 2015, the Company recorded a contingent liability within other long-term liabilities of £24.2 million (or $36.0 million at the exchange rate on March 25, 2015). This contingent liability represents the aggregate fair value of the shares transferred to the Company by the Management Shareholders representing an economic interest of approximately 6% on the acquisition date at the Freightliner acquisition price per share, in exchange for the right to receive cash consideration for the representative economic interest in the future (deferred consideration). The Company will recalculate the estimated fair value of the deferred consideration in each reporting period until it is paid in full by using a contractual formula designed to estimate the economic value of the Management Shareholders' retained interest in a manner consistent with that used to derive the Freightliner acquisition price per share on the acquisition date. Accordingly, a change in the fair value of the deferred consideration could have a material effect on the Company's results of operations for the period in which a change in estimate occurs. The fair value of the contingent liability has not materially changed since the March 25, 2015 acquisition date (see Note 10, Fair Value of Financial Instruments).

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The results of operations from Freightliner have been included in the Company's consolidated statements of operations since the March 25, 2015 acquisition date. U.K. and Continental Europe operations are included in the Company's U.K./European Operations segment and the results of Freightliner's Australia operations are included in the Company's Australian Operations segment. Freightliner contributed $531.3 million of total revenues and $33.4 million of operating income to the Company's consolidated results during the year ended December 31, 2015. The Company incurred $12.6 million of acquisition costs and $2.6 million of integration costs associated with Freightliner during the year ended December 31, 2015, which were included within other expenses in the Company's consolidated statement of operations. In addition, the Company recorded a loss of $18.7 million on the settlement of foreign currency forward purchase contracts during the year ended December 31, 2015, which were entered into in contemplation of the Freightliner acquisition (see Note 9, Derivative Financial Instruments).
Pro Forma Financial Results (Unaudited)
The following table summarizes the Company's unaudited pro forma operating results for the years ended December 31, 2016 and 2015 as if the acquisition of Freightliner had been consummated as of January 1, 2014 and the GRail Transactions had been consummated as of January 1, 2015. As such, these results include pro forma results from Freightliner for the period from January 1, 2015 through March 24, 2015 and pro forma results from the GRail Transactions for the period from January 1, 2015 through November 30, 2016. The following pro forma financial information does not include the impact of any costs to integrate the operations or the impact of derivative instruments that the Company has entered into or may enter into to mitigate foreign currency or interest rate risk (dollars in thousands, except per share amounts):

	2016	2015
Operating revenues	$2,052,840	$2,203,822
Net income attributable to Genesee & Wyoming Inc.	$136,559	$224,202
Basic earnings per common share	$2.38	$3.95
Diluted earnings per common share	$2.34	$3.88
The unaudited pro forma operating results for the year ended December 31, 2015, included the acquisition of GRail adjusted, net of tax, for depreciation and amortization expense resulting from the determination of preliminary fair values of the acquired property and equipment and amortizable intangible assets, the inclusion of interest expense related to borrowings used to fund the acquisition, the amortization of debt issuance costs related to the Australian Credit Agreement, noncontrolling interest related to MIRA's 48.9% ownership and the elimination of Australia's interest expense related to debt under the Credit Agreement. Prior to the GRail acquisition, the Company's Australian subsidiary, Freightliner Australia Pty Ltd (FLA), provided rail operator services to GRail which has been eliminated in the pro forma financial results. Since the pro forma financial results assume the acquisition was consummated on January 1, 2015, the unaudited pro forma operating results for the year ended December 31, 2016 excluded $16.3 million ($15.6 million, net of tax) of costs incurred by the Company related to the GRail Transactions. The unaudited pro forma results for the year ended December 31, 2015 included $17.6 million ($16.9 million, net of tax) of costs incurred by the Company related to the GRail Transactions.
The unaudited pro forma operating results for the year ended December 31, 2016 were based on the Company's consolidated statement of operations for the twelve months ended December 31, 2016 and GRail's historical operating results for the eleven months ended November 30, 2016. The foreign exchange rate used to translate GRail's 2016 historical operating results to United States dollars was $0.74 for one Australian dollar (which was calculated based on the weighted average monthly exchange rates for the eleven months of 2016). The unaudited pro forma operating results for the year ended December 31, 2015 were based on the Company's consolidated statement of operations and GRail's historical operating results for the twelve months ended December 31, 2015. The foreign exchange rate used to translate GRail's 2015 historical operating results to United States dollars was $0.75 for one Australian dollar (which was calculated based on the weighted average monthly exchange rates for the twelve months of 2015).

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited pro forma operating results for the year ended December 31, 2015 included the acquisition of Freightliner adjusted, net of tax, for depreciation and amortization expense resulting from the determination of fair values of the acquired property and equipment and amortizable intangible asset, the inclusion of interest expense related to borrowings used to fund the acquisition, the amortization of debt issuance costs related to the Company's entry into the Credit Agreement and the elimination of Freightliner's interest expense related to debt not assumed in the acquisition. Since the pro forma financial results assume the acquisition was consummated on January 1, 2014, the 2015 unaudited pro forma operating results for the year ended December 31, 2015 excluded $12.6 million ($9.5 million, net of tax) of costs incurred by the Company related to the acquisition of Freightliner, $12.2 million ($9.1 million, net of tax) of transaction-related costs incurred by Freightliner and an $18.7 million ($11.6 million, net of tax) loss on settlement of foreign currency forward purchase contracts directly attributable to the acquisition of Freightliner.
Prior to the acquisition, Freightliner's fiscal year was based on a 52/53 week period ending on the nearest Saturday on or before March 31. Since Freightliner and the Company had different fiscal year end dates, the unaudited pro forma operating results were prepared based on comparable periods. The unaudited pro forma operating results for the year ended December 31, 2015 were based upon the Company's consolidated statement of operations for the twelve months ended December 31, 2015 and Freightliner's historical operating results for the 12 weeks ended March 28, 2015, adjusted to remove the results already included in the Company's first quarter results. The foreign exchange rate used to translate Freightliner's historical operating results to United States dollars was $1.51 for one British pound (which was calculated based on average daily exchange rates during three month period ended March 31, 2015).
The pro forma financial information does not purport to be indicative of the results that actually would have been obtained had the Freightliner acquisition been completed as of January 1, 2014 and had the GRail Transactions been completed as of January 1, 2015 and for the periods presented and are not intended to be a projection of future results or trends.
4. EARNINGS PER COMMON SHARE:
The following table sets forth the computation of basic and diluted earnings per share attributable to Genesee & Wyoming Inc. common stockholders (EPS) for the years ended December 31, 2016, 2015 and 2014 (in thousands, except per share amounts):

	2016	2015	2014
Numerators:
Net income attributable to Genesee & Wyoming Inc.	$141,137	$225,037	$260,755
Denominators:
Weighted average Class A common shares outstanding -Basic	57,324	56,734	55,305
Weighted average Class B common shares outstanding	790	884	1,305
Dilutive effect of employee stock-based awards	142	230	362
Weighted average shares - Diluted	58,256	57,848	56,972
Earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:
Basic earnings per common share	$2.46	$3.97	$4.71
Diluted earnings per common share	$2.42	$3.89	$4.58
Weighted average Class B common shares outstanding and common shares issuable under the assumed exercise of stock-based awards computed based on the treasury stock method were the only reconciling items between the Company's basic and diluted weighted average shares outstanding.
The total potential issuable common shares outstanding, which include options, restricted stock units and performance-based restricted stock units, used to calculate weighted average share equivalents for diluted EPS attributable to Genesee & Wyoming Inc. as of December 31, 2016, 2015 and 2014, was as follows (in thousands):

	2016	2015	2014
Potential issuable common shares used to calculate weighted average share equivalents	1,477	1,280	1,063
The following total number of shares of Class A Common Stock issuable under the assumed exercises and lapse of stock-based awards computed based on the treasury stock method were excluded from the calculation of diluted EPS attributable to Genesee & Wyoming Inc., as the effect of including these shares would have been anti-dilutive (in thousands):

	2016	2015	2014
Anti-dilutive shares	1,185	687	304

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
Dividends declared by the Company's Board of Directors are payable on the outstanding shares of Class A Common Stock or both Class A Common Stock and Class B Common Stock, as determined by the Board of Directors (the Board). If the Board declares a dividend on both classes of stock, then the holder of each share of Class A Common Stock is entitled to receive a dividend that is 10% more than the dividend declared on each share of Class B Common Stock. Stock dividends declared can only be paid in shares of Class A Common Stock. The Company currently intends to retain all earnings to support its operations and future growth and, therefore, does not anticipate the declaration or payment of cash dividends on its common stock in the foreseeable future.
Offerings
On December 13, 2016, the Company completed a public offering of 4,000,000 shares of Class A common stock at $75.00 per share. The Company received net proceeds of $285.8 million after deducting underwriting discounts and commissions and offering expenses from the sale of its Class A common stock. The Company's basic shares outstanding for the year ended December 31, 2016 included weighted average shares of 131,148 as a result of the public offering of Class A common stock. The Company intends to use the net proceeds from the offering to partially fund the acquisition of Pentalver Transport Limited and to repay indebtedness. See Note 3, Changes in Operations, for additional information regarding the Company's acquisition of Pentalver.
On September 19, 2012, the Company completed a public offering of 2,300,000 Tangible Equity Units (TEUs), which included 300,000 TEUs issued as a result of the underwriters' exercise of their over-allotment option, with a stated amount of $100 per unit on September 19, 2012. Each TEU consisted of a prepaid stock purchase contract (Purchase Contract) and a senior amortizing note due October 1, 2015 (Amortizing Note) issued by the Company. On October 1, 2015, the Company settled the prepaid stock purchase contract component of the TEUs with the delivery of 3,539,240 shares of its Class A Common Stock. Accordingly, the 3,539,240 shares were included in the Company's weighted average Class A common shares outstanding - basic and diluted for the year ended December 31, 2015. The Company's basic and diluted EPS calculations for the year ended December 31, 2014 included 2,841,650 shares to reflect the weighted average shares issuable upon settlement of the prepaid stock purchase contract component of the TEUs. For purposes of determining the number of shares included in the calculation, the Company used the market price of its Class A Common Stock at the period end date.
Share Repurchase
On September 29, 2015, the Board authorized the repurchase of up to $300.0 million of the Company's Class A Common Stock, subject to certain limitations. See Note 8, Long-Term Debt for additional information. Through December 31, 2016, the Company has not repurchased any shares of Class A Common Stock under this authorization.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Accounts receivable consisted of the following at December 31, 2016 and 2015 (dollars in thousands):

	2016	2015
Accounts receivable - trade	$353,347	$339,100
Accounts receivable - grants from outside parties	10,652	22,997
Accounts receivable - insurance and other third-party claims	11,994	26,574
Total accounts receivable	375,993	388,671
Allowance for doubtful accounts	(12,070)	(6,213)
Accounts receivable, net	$363,923	$382,458
Included in accounts receivable, net as of December 31, 2016 was $12.0 million of GRail's and $6.8 million of P&W's accounts receivable at December 31, 2016.
Grants from Outside Parties
The Company periodically receives grants for the upgrade and construction of rail lines and upgrades of locomotives from federal, provincial, state and local agencies in the United States and provinces in Canada in which the Company operates. These grants typically reimburse the Company for 50% to 100% of the actual cost of specific projects. In total, the Company received grant proceeds of $36.1 million, $41.7 million and $28.0 million for the years ended December 31, 2016, 2015 and 2014, respectively, from such grant programs. The proceeds were presented as cash inflows from investing activities within each of the applicable periods.
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
The following table sets forth the offset to depreciation expense from the amortization of deferred grants recorded by the Company during the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

	2016	2015	2014
Amortization of deferred grants	13,465	10,691	10,364
Insurance and Third-Party Claims
Accounts receivable from insurance and other third-party claims at December 31, 2016 included $5.5 million from the Company's North American Operations, $5.6 million from the Company's U.K./European Operations and $0.8 million from the Company's Australian Operations. The balance from the Company's North American Operations resulted predominately from the Company's anticipated insurance recoveries associated with a trestle fire in 2015 and a derailment in Alabama (the Aliceville Derailment) in November 2013. The balance from the Company's U.K./European Operations resulted primarily from the Company's anticipated insurance recoveries associated with a rail-related collision in Germany in 2014 that occurred prior to the Company's acquisition of Freightliner. The Company received proceeds from insurance totaling $15.2 million, $10.4 million and $13.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Doubtful Accounts
Activity in the Company's allowance for doubtful accounts for the years ended December 31, 2016, 2015 and 2014 was as follows (dollars in thousands):

	2016	2015	2014
Balance, beginning of year	$6,213	$5,826	$3,755
Provisions	19,655	7,512	5,191
Charges	(13,798)	(7,125)	(3,120)
Balance, end of year	$12,070	$6,213	$5,826
During the year ended December 31, 2016, A$10.9 million (or $7.9 million at the exchange rate on December 31, 2016) of accounts receivable associated with an Australian iron ore customer that entered into voluntary administration in April 2016, was provisioned for and subsequently written off (see Note 3, Changes in Operations for additional information).
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

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. PROPERTY AND EQUIPMENT AND LEASES:
Property and Equipment
Major classifications of property and equipment as of December 31, 2016 and 2015 were as follows (dollars in thousands):

	2016
	Gross Book Value	Accumulated Depreciation	Net Book Value
Property:
Land and land improvements	$735,054	$—	$735,054
Buildings and leasehold improvements	214,980	(43,431)	171,549
Bridges/tunnels/culverts	692,324	(103,521)	588,803
Track property	2,639,961	(477,366)	2,162,595
Total property	4,282,319	(624,318)	3,658,001
Equipment:
Computer equipment	20,449	(14,927)	5,522
Locomotives and railcars	893,911	(217,704)	676,207
Vehicles and mobile equipment	72,388	(41,257)	31,131
Signals and crossing equipment	72,210	(37,632)	34,578
Track equipment	48,931	(15,663)	33,268
Other equipment	57,547	(24,845)	32,702
Total equipment	1,165,436	(352,028)	813,408
Construction-in-process	31,910	—	31,910
Total property and equipment	$5,479,665	$(976,346)	$4,503,319

	2015
	Gross Book Value	Accumulated Depreciation	Net Book Value
Property:
Land and land improvements	$648,498	$—	$648,498
Buildings and leasehold improvements	238,272	(32,624)	205,648
Bridges/tunnels/culverts	662,287	(85,040)	577,247
Track property	2,508,100	(403,778)	2,104,322
Total property	4,057,157	(521,442)	3,535,715
Equipment:
Computer equipment	18,633	(11,709)	6,924
Locomotives and railcars	653,077	(173,214)	479,863
Vehicles and mobile equipment	65,241	(34,656)	30,585
Signals and crossing equipment	69,315	(30,754)	38,561
Track equipment	28,440	(11,628)	16,812
Other equipment	73,405	(13,846)	59,559
Total equipment	908,111	(275,807)	632,304
Construction-in-process	47,044	—	47,044
Total property and equipment	$5,012,312	$(797,249)	$4,215,063

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Construction-in-process consisted primarily of costs associated with equipment purchases and track and equipment upgrades. Major classifications of construction-in-process as of December 31, 2016 and 2015 were as follows (dollars in thousands):

	2016	2015
Property:
Buildings and leasehold improvements	$85	$2,097
Bridges/tunnels/culverts	1,600	39
Track property	12,302	24,962
Equipment:
Locomotives and railcars	11,786	12,875
Other equipment	6,137	7,071
Total construction-in-process	$31,910	$47,044
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
The Company depreciates its property and equipment using the straight-line method over the useful lives of the property and equipment. The following table sets forth the estimated useful lives of the Company's major classes of property and equipment:

	Estimated Useful Life (in Years)
	Minimum	Maximum
Property:
Buildings and leasehold improvements (subject to term of lease)	2	40
Bridges/tunnels/culverts	20	50
Track property	3	50

Equipment:
Computer equipment	2	10
Locomotives and railcars	2	30
Vehicles and mobile equipment	2	15
Signals and crossing equipment	2	20
Track equipment	2	20
Other equipment	2	20
Depreciation expense for the years ended December 31, 2016, 2015 and 2014 totaled $172.3 million, $159.1 million and $135.0 million, respectively.
The Company's Credit Agreement is collateralized by a substantial portion of the Company's real and personal property assets of its domestic subsidiaries that have guaranteed the United States obligations under the Credit Agreement and a substantial portion of the personal property assets of its foreign subsidiaries that have guaranteed the foreign obligations under the Credit Agreement. See Note 8, Long-Term Debt, for more information on the Company's Credit Agreement.
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

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The number of railcars and locomotives leased by the Company as of December 31, 2016, 2015 and 2014 was as follows:

	2016	2015	2014
Railcars	20,738	21,819	18,583
Locomotives	309	333	162
The Company's operating lease expense for equipment and real property leases and expense for the use of other railroad and other third parties' track for the years ended December 31, 2016, 2015 and 2014 was as follows (dollars in thousands):

	2016	2015	2014
Equipment	$91,537	$91,919	$32,433
Real property	$14,291	$12,136	$8,670
Trackage rights	$87,194	$78,140	$53,783
For the year ended December 31, 2016, the Company incurred $10.5 million of charges associated with leased coal railcars in the U.K. that exceed the Company's expected ongoing needs and are therefore considered permanently taken out of service. See Note 3, Changes in Operations, for additional information regarding the U.K. coal business.
The Company is a party to several lease agreements with Class I carriers and other third parties to operate over various rail lines in North America, with varied expirations. Certain of these lease agreements have annual lease payments, which are included in the operating lease section of the schedule of future minimum lease payments shown below as well as the trackage rights expense in the table above. Revenues from railroads that the Company leases from Class I carriers and other third parties accounted for approximately 7.5% of the Company's 2016 total operating revenues. Leases from Class I railroads and other third parties that are subject to expiration in each of the next 10 years represent less than 2% of the Company's annual revenues in the year of expiration based on the Company's operating revenues for the year ended December 31, 2016. For example, the Company's revenues associated with leases from Class I railroads and other third parties subject to expiration in each of the next five years (2017 - 2021) would represent approximately 1.1%, 1.4%, 0.0%, 0.0% and 0.6% of the Company's operating revenues in each of those years, respectively, based on the Company's operating revenues for the year ended December 31, 2016.
The Company's capital leased assets primarily consist of locomotives and railcars. The amortization of capital leased assets is included within the Company's depreciation expense. The following is a summary of future minimum lease payments under capital leases and operating leases as of December 31, 2016 (dollars in thousands):

	Capital	Operating	Total
2017	$17,438	$84,266	$101,704
2018	8,861	68,261	77,122
2019	8,388	51,618	60,006
2020	14,614	42,246	56,860
2021	6,677	33,100	39,777
Thereafter	30,417	266,358	296,775
Total minimum payments	$86,395	$545,849	$632,244

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. INTANGIBLE ASSETS AND GOODWILL:
Intangible Assets
Intangible assets as of December 31, 2016 and 2015 were as follows (dollars in thousands):

	2016			Weighted Average Amortization Period (in Years)
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangible assets:
Amortizable intangible assets:
Operational network rights	$399,751	$(7,050)	$392,701	100
Track access agreements	416,878	(72,442)	344,436	43
Customer contracts and relationships	750,057	(63,520)	686,537	24
Trade names/trademarks	11,888	(524)	11,364	40
Favorable operating leases	2,210	(869)	1,341	5
Total amortizable intangible assets	$1,580,784	$(144,405)	$1,436,379	48
Non-amortizable intangible assets:
Perpetual track access agreements			35,891
Operating license			106
Total intangible assets, net			$1,472,376

	2015			Weighted Average Amortization Period (in Years)
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangible assets:
Amortizable intangible assets:
Operational network rights	$477,706	$(3,693)	$474,013	100
Track access agreements	415,348	(57,751)	357,597	43
Customer contracts and relationships	297,519	(51,618)	245,901	30
Trade names/trademarks	13,327	(268)	13,059	40
Favorable operating leases	2,972	(590)	2,382	5
Total amortizable intangible assets	$1,206,872	$(113,920)	$1,092,952	62
Non-amortizable intangible assets:
Perpetual track access agreements			35,891
Operating license			109
Total intangible assets, net			$1,128,952

The Company expenses costs incurred to renew or extend the term of its track access agreements.
During the year ended December 31, 2016, the Company recorded an impairment charge of $4.1 million related to a customer relationship intangible asset at ERS. See Note 3, Changes in Operations, for additional information regarding ERS. In the purchase price allocation of GRail, the Company assigned a preliminary fair value of $470.6 million to customer contracts and relationships. See Note 3, Changes in Operations, for additional information on the GRail acquisition.
The perpetual track access agreements on one of the Company's railroads have been determined to have an indefinite useful life and, therefore, are not subject to amortization.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2016, 2015 and 2014, the aggregate amortization expense associated with intangible assets was $32.9 million, $29.4 million and $22.0 million, respectively. The Company estimates the future aggregate amortization expense related to its intangible assets as of December 31, 2016 will be as follows for the periods presented (dollars in thousands):

Amount
2017	$52,392
2018	50,963
2019	46,463
2020	46,263
2021	46,184
Thereafter	1,194,114
Total	$1,436,379
Goodwill
The changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2015 were as follows (dollars in thousands):

	December 31, 2016
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Balance at beginning of period	$605,234	$39,312	$182,029	$826,575
Goodwill acquired	26,969	308,267	—	335,236
Acquisition accounting adjustments	176	168	9,736	10,080
Goodwill impairment	—	—	(14,482)	(14,482)
Currency translation adjustment	558	(7,882)	(24,489)	(31,813)
Balance at end of period	$632,937	$339,865	$152,794	$1,125,596

	December 31, 2015
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Balance at beginning of period	$615,403	$—	$13,412	$628,815
Goodwill acquired	920	42,312	172,821	216,053
Acquisition accounting adjustments	(6,895)	—	—	(6,895)
Currency translation adjustment	(4,194)	(3,000)	(4,204)	(11,398)
Balance at end of period	$605,234	$39,312	$182,029	$826,575
The acquired goodwill for the year ended December 31, 2016 was related to the acquisitions of P&W in our North American Operations and GRail in our Australian Operations. The acquired goodwill for the year ended December 31, 2015 was related to the acquisitions of Pinsly in our North American Operations and Freightliner in our Australian and U.K./European Operations. See Note 3, Changes in Operations, for additional information regarding the P&W and GRail acquisitions.
The goodwill impairment recorded in 2016 resulted from the write-off of goodwill ascribed to the Company's ERS business within its U.K./European Operations segment. See Note 3, Changes in Operations, for additional information regarding ERS.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. LONG-TERM DEBT:
Long-term debt consisted of the following as of December 31, 2016 and 2015 (dollars in thousands):

	2016	2015
Credit Agreement with variable interest rates (weighted average of 2.71% and 2.60% before impact of interest rate swaps at December 31, 2016 and 2015, respectively) due 2020	$1,630,406	$2,177,724
Australian Credit Agreement with variable interest rates (weighted average of 4.64% before impact of interest rate swaps at December 31, 2016) due 2021	498,801	—
Partner Loan Agreement (6.51% interest rate at December 31, 2016) due 2026	172,154	—
Other debt and capital leases	91,278	127,535
Less: Unamortized debt issuance costs long-term	(33,186)	(23,508)
Long-term debt	2,359,453	2,281,751
Less: current portion, net of unamortized debt issuance costs	52,538	75,966
Long-term debt, less current portion	$2,306,915	$2,205,785
On January 1, 2016, the Company adopted the FASB's ASU 2015-03, Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be recorded as a direct reduction of the debt liability on the balance sheet rather than as an asset. The Company applied this guidance to all of its outstanding debt issuance costs retrospectively to all periods presented. The December 31, 2015 consolidated balance sheet and related disclosures were adjusted to reflect the reclassification of $23.5 million of debt issuance costs from other assets to a reduction in current portion of long-term debt of $6.0 million and a reduction in long-term debt, less current portion, of $17.5 million. There was no other impact on the consolidated financial statements from the adoption of this guidance.
Credit Agreement
In anticipation of its acquisition of Freightliner, the Company entered into the Second Amended and Restated Senior Secured Syndicated Facility Agreement (the Credit Agreement) on March 20, 2015. At closing, the credit facilities under the Credit Agreement were comprised of a $1,782.0 million United States term loan, an A$324.6 million (or $252.5 million at the exchange rate on March 20, 2015) Australian term loan, a £101.7 million (or $152.2 million at the exchange rate on March 20, 2015) U.K. term loan and a $625.0 million revolving credit facility. The revolving credit facility includes borrowing capacity for letters of credit and swingline loans. The stated maturity date of each of the Company's credit facilities under the Credit Agreement is March 31, 2020.
On October 20, 2016, the Company entered into Amendment No. 2 to the Credit Agreement (Amendment No. 2). Amendment No. 2 permitted, among other things, the Company to enter into the Australia Partnership Transaction and the GRail Transactions (collectively, the Australian Reorganization). Amendment No. 2 also permitted the repayment in full and termination of the obligations of the Australia Partnership and its subsidiaries (the Australian Loan Parties) under the Credit Agreement (the Australian Refinancing). Following the Australian Refinancing and Australian Reorganization, the Australian Loan Parties became unrestricted subsidiaries under, ceased to be party to and have no obligations under the Credit Agreement.
In connection with the Australian Reorganization, the Company repaid in full the outstanding Australian term loan of A$250.0 million (or $185.3 million at the exchange rate on December 1, 2016 when the payment was made). During 2016, prior to repaying the loan, the Company made prepayments on its Australian term loan of A$35.6 million (or $26.6 million at the exchange rate on the dates the payments were made). The Company also made a scheduled quarterly principal payment of A$4.1 million (or $3.1 million at the exchange rate on the date the payment was made) on the Australian term loan.
As a result of the Australian Reorganization, on December 1, 2016, the $625.0 million revolving credit facility under the Credit Agreement was reallocated and includes flexible sub-limits for revolving loans denominated in United States dollars, British pounds, Canadian dollars and Euros and provides for the ability to reallocate commitments among the sub-limits, provided that the total amount of all British pound, Canadian dollar, Euro or other designated currencies sub-limits cannot exceed a combined $500.0 million.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At the Company's election, at the time of entering into specific borrowings under the Credit Agreement, interest on borrowings is calculated under a "Base Rate" or "LIBOR." The applicable borrowing spread for the Base Rate loans ranges from 0.0% to 1.0% depending upon the Company's total leverage ratio as defined in the Credit Agreement. The applicable borrowing spread for LIBOR Rate loans ranges from 1.0% to 2.0% depending upon the Company's total leverage ratio as defined in the Credit Agreement.
In addition to paying interest on any outstanding borrowings under the Credit Agreement, the Company is required to pay a commitment fee related to the unutilized portion of the commitments under the revolving credit facility. The commitment fee rate ranges from 0.2% to 0.3% depending upon the Company's total leverage ratio as defined in the Credit Agreement.
During the year ended December 31, 2016, the Company made prepayments on its United States term loan of $317.1 million and U.K. term loan of £0.7 million (or $0.9 million at the exchange rate on the date the payment was made). The Company also made scheduled quarterly principal payments of $26.9 million on the United States term loan and £2.5 million (or $3.2 million at the exchange rate on the date the payments were made) on the U.K. term loan.
The United States dollar-denominated and the British pound-denominated term loans began to amortize in quarterly installments during the three months ended September 30, 2016, with the remaining principal balance payable upon maturity, as set forth below (amounts in thousands):

	Quarterly Payment Date	Principal Amount Due on Each Payment Date
United States dollar:	March 31, 2017 through June 30, 2018	$5,083
	September 30, 2018 through December 31, 2019	$10,167
	Maturity date - March 31, 2020	$1,336,500

British pound:	March 31, 2017 through June 30, 2018	£1,271
	September 30, 2018 through December 31, 2019	£2,542
	Maturity date - March 31, 2020	£75,532
As of December 31, 2016, the Company had the following outstanding term loans under its Credit Agreement (amounts in thousands, except percentages):

	Local Currency	United States Dollar Equivalent	Interest Rate
United States dollar	$1,428,000	$1,428,000	2.77%
British pound	£98,410	$121,418	2.26%
The Company's availability to draw from the unused borrowing capacity is subject to covenant limitations as discussed below. As of December 31, 2016, the Company had the following unused borrowing capacity under its revolving credit facility (amounts in thousands):

2016
Total available borrowing capacity	$625,000
Outstanding revolving loans	$80,988
Outstanding letter of credit guarantees	$2,419
Unused borrowing capacity	$541,593

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2016, the Company had the following outstanding revolving loans under its revolving credit facility (amounts in thousands, except percentages):

	Local Currency		United States Dollar Equivalent	Interest Rate
British pound (swingline loan)		£1,000	$1,234	2.48%
British pound		£37,000	$45,651	2.26%
Canadian dollar	C$	10,500	$7,821	2.93%
Euro		€24,900	$26,282	2.00%
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
The existing term loans and revolving loans under the Credit Agreement are guaranteed by substantially all of the Company's United States subsidiaries and by substantially all of its foreign subsidiaries, other than its Australian subsidiaries, solely in respect of the foreign guaranteed obligations subject, in each case, to certain exceptions. The Credit Agreement is collateralized by certain real and personal property assets of the Company's domestic subsidiaries that have guaranteed the Company's obligations under the Credit Agreement and certain personal property assets of its foreign subsidiaries that have guaranteed the foreign obligations under the Credit Agreement.
On September 30, 2015, the Company entered into Amendment No. 1 (Amendment No. 1) to the Credit Agreement. Amendment No. 1 added a senior secured leverage ratio covenant that requires the Company to comply with maximum ratios of senior secured indebtedness, subject, if applicable, to netting of certain cash and cash equivalents of the Company to earnings before interest, income taxes, depreciation and amortization (EBITDA), as defined in Amendment No. 1. In addition, Amendment No. 1 states that if a material acquisition occurs, the senior secured leverage ratio shall be tested at a level 0.50 higher than the applicable level for the quarter following the date of the material acquisition for the next four fiscal quarters, not to exceed 4.50 to 1.00. As a result of the Australian Reorganization, the periods December 31, 2016 through September 30, 2017 have been adjusted to reflect this provision. The maximum senior secured leverage ratio for the applicable periods are set forth in the following table:

Quarterly Periods Ending	Maximum Senior Secured Leverage Ratio
September 30, 2015 through June 30, 2016	4.50 to 1.00
September 30, 2016	4.25 to 1.00
December 31, 2016 through September 30, 2017	4.50 to 1.00
December 31, 2017 through March 31, 2018	3.75 to 1.00
June 30, 2018 through March 31, 2020	3.50 to 1.00
In addition, Amendment No. 1 established a maximum total leverage ratio covenant of 4.50 to 1.00 for the term of the Credit Agreement. If the Company’s total leverage ratio is greater than or equal to 4.00 to 1.00, Amendment No. 1 further provides for a 1.25% and 2.25% margin for floating rate and offered rate loans, respectively, under the Credit Agreement, with the remaining total-leverage ratio-dependent applicable margins remaining unchanged.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amendment No. 1 also permits the Company, subject to certain limitations, to repurchase shares of the Company's Class A Common Stock with a value of up to $300.0 million during the period commencing on the date of Amendment No. 1 and ending on the maturity date under the Credit Agreement. The repurchases are subject to limitations requiring the Company’s total leverage ratio to not exceed 4.00 to 1.00 and the Company to maintain at least $150.0 million of cash and available revolving credit capacity (liquidity), in each case, on a pro forma basis. If the Company’s total leverage ratio after giving effect to such repurchases on a pro forma basis were less than 3.00 to 1.00, then the applicable share repurchase limit and liquidity restrictions do not apply, but other restrictions and limitations may apply. Following the approval of Amendment No. 1 by the Board on September 29, 2015, the Board authorized the repurchase of up to $300.0 million of the Company's Class A Common Stock and appointed a special committee of the Board to review and approve repurchases proposed by management. The Company repurchased no shares of Class A Common Stock under this authorization during the years ended December 31, 2016 and 2015.
As of December 31, 2016, the Company was in compliance with the covenants under the Credit Agreement, as amended by Amendment No. 1 and Amendment No. 2 (the Amendments), including the maximum senior secured leverage ratio covenant noted above.
Australian Credit Facility
In anticipation of the completion of the Australian Reorganization, the Company’s recently established subsidiary, GWI Acquisitions Pty Ltd (GWIA), entered into a syndicated facility agreement on November 28, 2016 (the Australian Credit Agreement) for A$690.0 million (or $511.4 million at the exchange rate on November 28, 2016) in senior secured term loan facilities and A$50.0 million (or $37.1 million at the exchange rate on November 28, 2016) in the form of a revolving credit facility. The term loan facilities are comprised of Tranche A1 amortizing term loan for A$130.0 million (or $96.3 million at the exchange rate on November 28, 2016) and Tranche A2 for A$560.0 million (or $415.0 million at the exchange rate on November 28, 2016), both repayable on the maturity date. The maturity date of the Australian Credit Agreement is December 1, 2021.
 The loan will begin to amortize in quarterly installments commencing with the quarter ending March 31, 2017, with the remaining principal balance payable upon maturity, as set forth below (amounts in thousands):

Quarterly Periods Ending	Principal Amount Due on Each Payment Date
March 31, 2017 through December 31, 2017	A$	4,500
March 31, 2018 through December 31, 2019	A$	5,437
March 31, 2020 through December 31, 2021	A$	8,563
Maturity date - December 1, 2021	A$	560,000
The interest rate per annum applicable to the loans under the Australian Credit Agreement for a relevant interest period will be the sum of the applicable margin and the BBSY. BBSY is the Bank Bill Swap Bid Rate, which the Company believes is generally considered the Australian equivalent to LIBOR. The applicable margin for the loans under the Australian Credit Agreement will initially be (i) 2.70% per annum for Tranche A1 and the revolving credit facility and 2.80% per annum for Tranche A2. Following the delivery of GWIA’s first compliance certificate after the effective date in accordance with the terms of the Australian Credit Agreement, the applicable margin will range from 2.35% per annum to 3.65% per annum for Tranche A1 and the revolving credit facility and 2.45% per annum to 3.75% per annum for Tranche A2, depending upon the total leverage ratio of GWIA and the obligors under the agreement (GWA Group).

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Australian Credit Agreement requires the GWA Group to comply with certain financial covenants including a debt service coverage ratio and leverage ratio. The financial covenants are calculated for a period of 12 months ending on the calculation date. The first calculation date will be June 30, 2017. For the purpose of calculating the financial covenants for a period of less than 12 months, certain adjustments will be made in accordance with the agreement. The debt service coverage ratio shall be equal to or greater than 1.20 to 1.00. The maximum leverage ratio of net senior debt to EBITDA, as defined in the agreement, are set forth in the following table:

Calculation date falling in the following period	Leverage Ratio
January 1, 2017 through December 31, 2017	5.25 to 1.00
January 1, 2018 through December 31, 2018	4.75 to 1.00
January 1, 2019 through December 31, 2020	4.50 to 1.00
January 1, 2021 through December 31, 2021	4.25 to 1.00
In addition to paying interest on outstanding principal under the Australian Credit Agreement, GWIA will be required to pay a commitment fee with respect to the unutilized portion of the commitments under the revolving credit facility. The commitment fee rate will initially be 45% of the applicable margin from time to time under the facility to which the unutilized portion of the commitments relate. GWIA will also pay customary letter of credit and agency fees.
The Australian Credit Agreement also requires GWIA to maintain interest rate swap agreements so that until December 1, 2019, at least 75% of the aggregate debt under the term loan facilities is hedged against interest rate risk and after December 1, 2019, at least 50% of the aggregate debt under the term loan facilities is hedged against interest rate risk until at least September 1, 2021. For additional information regarding the Australian interest rate swaps, see Note 9, Derivative Financial Instruments.
GWIA's availability to draw from the unused borrowing capacity is subject to covenant limitations as discussed below. As of December 31, 2016, GWIA had the following unused borrowing capacity under its revolving credit facility (amounts in thousands):

	2016
Total available borrowing capacity	A$	50,000
Outstanding letter of credit guarantees	A$	3,137
Unused borrowing capacity	A$	46,863
In connection with the Australian Credit Agreement, GWIA and certain obligors (the Australia Guarantors), subject to certain exceptions and grace periods, have guaranteed and granted security interests over substantially all of their assets to guarantee and secure amounts borrowed under the credit agreement. Pursuant to the security documents, amounts borrowed under the Australian Credit Agreement, and any other amounts owing under the finance documents (including hedge agreements) are secured on a first priority basis by a perfected security interest over substantially all of the tangible and intangible assets (subject to certain exceptions) of GWIA and the Australia Guarantors, including the capital stock of each of GWIA’s direct and indirect wholly-owned material subsidiaries.
The Australian Credit Agreement contains a number of customary affirmative and negative covenants that, among other things, limit or restrict the ability of GWIA and the Guarantors, subject to certain exceptions, to: incur additional indebtedness; create liens; make investments; pay dividends on capital stock or redeem, repurchase or retire capital stock; consolidate or merge; enter into sale and leaseback transactions; change the business conducted by GWIA and the Australia Guarantors; sell capital stock of certain Australia Guarantors; enter into certain agreements or make amendments to certain agreements; and engage in certain transactions with affiliates.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Australian Credit Agreement contains customary events of default which apply to GWIA and certain obligors, including nonpayment of principal, interest, fees or other amounts; violation of certain covenants (including the financial covenants); material inaccuracy of a representation or warranty when made; cross-default to other indebtedness; the occurrence of certain bankruptcy or insolvency events; material unsatisfied judgments; actual or asserted invalidity or the repudiation of any finance document in connection with the credit facilities; appropriation by a government agency of material business property of a Australia Guarantor; and the occurrence of certain events which would have a material adverse effect. Certain events of default are subject to customary remedy periods and the violation of certain financial covenants referred to above is subject to cure rights.
Partner Loan Agreement
On December 1, 2016, GWAHLP and MIRA entered into a Partner Loan Agreement with an A$238.0 million non-recourse subordinated partner loan from MIRA used to fund a portion of its contribution to the Australia Partnership to fund the acquisition of GRail (note the Company's subsidiary, GWI Holding B.V., has a matching partner loan for a portion of its contribution that is eliminated in consolidation). The Partner Loan Agreement is subordinated to the Australian Credit Agreement. The maturity date of the partner loan is November 1, 2026.
The interest on the Partner Loan Agreement is calculated using BBR plus a 4.5% margin for each six month period commencing initially on December 1, 2016, and ending on the first interest payment date on June 30, 2017. Subsequently, each six month period commences on an interest payment date and ends on the next interest payment date. BBR is the Bankers Buyers Rate, which the Company believes is generally considered analogous with BBSY.
In addition to paying interest on the outstanding borrowings under the Partner Loan Agreement, the Australia Partnership is required to pay a commitment fee equal to 2.75% of the commitment. The commitment fee is payable annually in ten installments commencing on the first interest payment date.
Non-Interest Bearing Loan
In 2010, as part of the acquisition of FreightLink Pty Ltd, Asia Pacific Transport Pty Ltd and related corporate entities (FreightLink Acquisition), the Company assumed debt with a carrying value of A$1.8 million (or $1.7 million at the exchange rate on December 1, 2010), which represented the fair value of an A$50.0 million (or $48.2 million at the exchange rate on December 1, 2010) non-interest bearing loan due in 2054. As of December 31, 2016, the carrying value of the loan was A$2.9 million (or $2.1 million at the exchange rate on December 31, 2016) with a non-cash imputed interest rate of 8.0%.
Schedule of Future Payments Including Capital Leases
The following is a summary of the maturities of the Company's long-term debt, including capital leases, as of December 31, 2016 (dollars in thousands):

Amount
2017	$61,080
2018	64,517
2019	77,324
2020	1,548,819
2021	443,956
Thereafter (1)	231,022
Total	$2,426,718
(1) Includes the A$50.0 million (or $36.1 million at the exchange rate on December 31, 2016) non-interest bearing loan due in 2054 assumed in the FreightLink Acquisition with a carrying value of A$2.9 million (or $2.1 million at the exchange rate on December 31, 2016).

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Issuance Costs
Debt issuance costs as of December 31, 2016 and 2015 were as follows (dollars in thousands):

	2016	2015
Debt issuance costs, gross	$42,495	$28,248
Accumulated amortization	(9,309)	(4,740)
Debt issuance costs, net	$33,186	$23,508
Weighted average amortization period (in years)	3	4
For the years ended December 31, 2016, 2015 and 2014, the Company amortized $7.7 million, $7.6 million and $12.2 million, respectively, of unamortized debt issuance costs as an adjustment to interest expense. Unamortized debt issuance costs are amortized as an adjustment to interest expense over the terms of the related debt using the effective-interest method for the term debt and the straight-line method for the revolving credit facility portion of debt. The 2016 amortization amount included $1.3 million associated with the write-off of unamortized debt issuance costs as a result of the Amendment Agreement, and deferred $3.0 million of costs. In connection with the Australian Credit Agreement, the Company deferred A$19.8 million (or $14.7 million at the exchange on December 1, 2016) of costs. The 2015 amortization amount included $2.0 million associated with the write-off of unamortized debt issuance costs as a result of the March 2015 refinancing of the Company's credit agreement and deferred $5.8 million of costs. The 2014 amortization amount included $4.6 million associated with the write-off of unamortized debt issuance costs and deferred $3.7 million of costs as a result of the May 2014 refinancing of the Company's credit agreement.
As of December 31, 2016, the Company estimated the future interest expense related to amortization of its unamortized debt issuance costs will be as follows for the periods presented (dollars in thousands):

Amount
2017	$8,957
2018	8,815
2019	8,638
2020	4,173
2021	2,603
Total	$33,186
9. DERIVATIVE FINANCIAL INSTRUMENTS:
The Company actively monitors its exposure to interest rate and foreign currency exchange rate risks and uses derivative financial instruments to manage the impact of these risks. The Company uses derivatives only for purposes of managing risk associated with underlying exposures. The Company does not trade or use derivative instruments with the objective of earning financial gains on the interest rate or exchange rate fluctuations alone, nor does the Company use derivative instruments where it does not have underlying exposures. Complex instruments involving leverage or multipliers are not used. The Company manages its hedging position and monitors the credit ratings of counterparties and does not anticipate losses due to counterparty nonperformance. Management believes its use of derivative instruments to manage risk is in the Company's best interest. However, the Company's use of derivative financial instruments may result in short-term gains or losses and increased earnings volatility. The Company's financial instruments are recorded in the consolidated balance sheets at fair value in prepaid expenses and other, other assets, net, accrued expenses or other long-term liabilities.
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
In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815), Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships, which clarifies that a change in counterparty to a derivative contract in and of itself, does not require the dedesignation of a hedging relationship. ASU 2016-05 is effective for fiscal years beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted and entities have the option of adopting this guidance on a prospective basis to new derivative contracts or on a modified retrospective basis. The Company elected to early adopt ASU 2016-05 on July 1, 2016, on a prospective basis and there was no impact to the Company’s consolidated financial statements.
The following table summarizes the terms of the Company's outstanding interest rate swap agreements entered into to manage the Company's exposure to changes in interest rates on its variable rate debt (amounts in thousands):

		Notional Amount
Effective Date	Expiration Date	Date	Amount		Pay Fixed Rate	Receive Variable Rate
9/30/2016	9/30/2026	9/30/2026		$100,000	2.76%	1-month LIBOR
9/30/2016	9/30/2026	9/30/2026		$100,000	2.74%	1-month LIBOR
9/30/2016	9/30/2026	9/30/2026		$100,000	2.73%	1-month LIBOR
12/1/2016	12/1/2021	12/1/2021	A$	93,150	2.44%	AUD-BBR
12/1/2016	12/1/2021	12/1/2021	A$	93,150	2.44%	AUD-BBR
12/1/2016	12/1/2021	12/1/2021	A$	93,150	2.44%	AUD-BBR
12/1/2016	12/1/2021	12/1/2021	A$	93,150	2.44%	AUD-BBR
12/1/2016	12/1/2021	12/1/2021	A$	55,373	2.44%	AUD-BBR
12/1/2016	12/1/2021	12/1/2021	A$	55,373	2.44%	AUD-BBR
12/1/2016	12/1/2021	12/1/2021	A$	34,155	2.44%	AUD-BBR
On November 9, 2012, the Company entered into multiple 10-year forward starting interest rate swap agreements to manage the exposure to changes in interest rates on the Company's variable rate debt. On September 30, 2016, the Company amended its forward starting swaps which included moving the mandatory settlement date from September 30, 2016 to September 30, 2026 changing from 3-month LIBOR to 1-month LIBOR and adjusting the fixed rate. The amended forward starting swaps continue to qualify for hedge accounting. In addition, it remains probable that the Company will either issue $300.0 million of fixed-rate debt or have $300.0 million of variable-rate debt under the Company's commercial banking lines throughout the term of the outstanding

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

swap agreements. The Company expects to amortize any gains or losses on the settlements over the life of the respective swap.
The following table summarizes the Company's interest rate swap agreements that expired during the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

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
The fair values of the Company's interest rate swap agreements were estimated based on Level 2 inputs. The Company's effectiveness testing during the years ended December 31, 2016, 2015 and 2014 resulted in no amount of gain or loss reclassified from accumulated other comprehensive income/(loss) into earnings due to ineffectiveness. During the years ended December 31, 2016, 2015 and 2014, existing net losses associated with the Company's interest rate swaps of $2.1 million, $2.9 million and $2.4 million, respectively, were realized and recorded as interest expense in the consolidated statements of operations. Based on the fair value of these interest rate swaps as of December 31, 2016, the Company expects to reclassify $1.7 million of net losses reported in accumulated other comprehensive income/(loss) into earnings within the next 12 months. See Note 16, Accumulated Other Comprehensive Income/(Loss), for additional information regarding the Company's cash flow hedges.
Foreign Currency Exchange Rate Risk
As of December 31, 2016, the Company's foreign subsidiaries had United States dollar equivalent of $945.7 million of third-party debt denominated in the local currencies in which the Company's foreign subsidiaries operate, including the Australian dollar, the British pound, the Canadian dollar and the Euro. The debt service obligations associated with this foreign currency debt are generally funded directly from those foreign operations. As a result, foreign currency risk related to this portion of the Company's debt service payments is limited. However, in the event the foreign currency debt service is not paid by the Company's foreign subsidiaries and is paid by United States subsidiaries, the Company may face exchange rate risk if the Australian dollar, the British pound, the Canadian dollar or the Euro were to appreciate relative to the United States dollar and require higher United States dollar equivalent cash.
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
On March 25, 2015, the Company closed on the Freightliner transaction and paid cash consideration for the acquisition of £492.1 million (or $733.0 million at the exchange rate on March 25, 2015). The Company financed the acquisition through a combination of available cash and borrowings under the Company's Credit Agreement. A portion of the funds was transferred from the United States to the U.K. through an intercompany loan with a notional amount of £120.0 million (or $181.0 million at the exchange rate on the effective date of the loan) and accumulated accrued interest as of December 31, 2016 of £13.5 million (or $16.6 million at the exchange rate on December 31, 2016), each of which are expected to remain until maturity of the loan. To mitigate the foreign currency exchange rate risk related to this non-functional currency intercompany loan and the related interest, the Company entered into British pound forward contracts, which are accounted for as cash flow hedges.
The fair values of the Company's British pound forward contracts were estimated based on Level 2 inputs. The Company's effectiveness testing during the years ended December 31, 2016 and 2015 resulted in no amount of gain or loss reclassified from accumulated other comprehensive income/(loss) into earnings due to ineffectiveness. During the year ended December 31, 2016, $31.1 million ($18.7 million, net of tax) of net gains were recorded as other income in the consolidated statements of operations fully offsetting the corresponding foreign currency losses on the intercompany loan and accrued interest. During the year ended December 31, 2016, $0.8 million of net gains were recorded as interest income in the consolidated statements of operations. During the year ended December 31, 2015, no amount of gain or loss was reclassified from accumulated other comprehensive income/(loss) into earnings. Based on the Company's fair value assumptions as of December 31, 2016, it expects to realize $0.5 million of existing net gains that are reported in accumulated other comprehensive income/(loss) into earnings within the next 12 months. See Note 16, Accumulated Other Comprehensive Income/(Loss), for additional information regarding the Company's cash flow hedges.
The following table summarizes the Company's outstanding British pound forward contracts (British pounds in thousands):

Effective Date	Settlement Date	Notional Amount	Exchange Rate
3/25/2015	3/31/2020	£60,000	1.51
3/25/2015	3/31/2020	£60,000	1.50
6/30/2015	3/31/2020	£2,035	1.57
9/30/2015	3/31/2020	£1,846	1.51
12/31/2015	3/31/2020	£1,873	1.48
3/31/2016	3/31/2020	£1,881	1.45
6/30/2016	3/31/2020	£1,909	1.35
9/30/2016	3/31/2020	£1,959	1.33
12/30/2016	3/31/2020	£1,989	1.28

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 1, 2016, GWAHLP and the Company's subsidiary, GWI Holding B.V. (GWBV), entered into an A$248.9 million non-recourse subordinated Partner Loan Agreement, which loan is eliminated in consolidation. GWBV used the proceeds from this loan to fund a portion of the acquisition of GRail. See Note 8, Long-Term Debt, for additional information regarding the Partner Loan Agreement. To mitigate the foreign currency exchange rate risk related to the non-functional currency intercompany loan, the Company entered into two Euro/Australian dollar floating-to-floating cross-currency swap agreements (the Swaps) on December 22, 2016, which effectively convert the A$248.9 million intercompany loan receivable in the Netherlands into a €171.7 million loan receivable. These agreements did not qualify as hedges for accounting purposes. The first swap requires the Company to pay Australian dollar BBR plus 4.50% based on a notional amount of A$123.9 million and allows the Company to receive EURIBOR plus 2.68% based on a notional amount of €85.5 million on a semi-annual basis. EURIBOR is the Euro Interbank Offered Rate, which the Company believes is generally considered the Euro equivalent to LIBOR. The second swap requires the Company to pay Australian dollar BBR plus 4.50% based on a notional amount of A$125.0 million and allows the Company to receive EURIBOR plus 2.90% based on a notional amount of €86.3 million on a semi-annual basis. As a result of these semi-annual net settlement payments, the Company realized a net expense of $3.3 million within other income, net for the year ended December 31, 2016. These agreements expire on June 30, 2019.
The following table summarizes the fair value of the Company's derivative instruments recorded in the consolidated balance sheets as of December 31, 2016 and 2015 (dollars in thousands):

		Fair Value
	Balance Sheet Location	2016	2015
Asset Derivatives:
Derivatives designated as hedges:
British pound forward contracts	Other assets, net	$26,359	$1,530
Total derivatives designated as hedges		$26,359	$1,530
Derivatives not designated as hedges:
Cross-currency swap contract	Prepaid expenses and other	$174	$—
Cross-currency swap contract	Other assets, net	506	—
Total derivatives not designated as hedges		$680	$—
Liability Derivatives:
Derivatives designated as hedges:
Interest rate swap agreements	Accrued expenses	$1,747	$846
Interest rate swap agreements	Other long-term liabilities	13,411	11,655
British pound forward contracts	Other long-term liabilities	17	—
Total derivatives designated as hedges		$15,175	$12,501

The following table shows the effect of the Company's derivative instruments designated as cash flow hedges for the years ended December 31, 2016, 2015 and 2014 in other comprehensive income/(loss) (OCI) (dollars in thousands):

	Total Cash Flow Hedge OCI Activity, Net of Tax
	2016	2015	2014
Derivatives Designated as Cash Flow Hedges:
Effective portion of changes in fair value recognized in OCI:
Interest rate swap agreement	$(1,676)	$(4,749)	$(23,473)
British pound forward contracts	(3,990)	912	—
	$(5,666)	$(3,837)	$(23,473)

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the effect of the Company's derivative instruments not designated as hedges for the years ended December 31, 2016, 2015 and 2014 in the consolidated statements of operations (dollars in thousands):

	Location of Amount Recognized in Earnings	Amount Recognized in Earnings
		2016	2015	2014
Derivative Instruments Not Designated as Hedges:
Cross-currency swap agreements	Interest (expense)/income	$—	$—	$(1,184)
Cross-currency swap agreements	Other (expense)/income, net	(3,267)	—	(86)
British pound forward purchase contracts	Loss on settlement of foreign currency forward purchase contracts	—	(18,686)	—
		$(3,267)	$(18,686)	$(1,270)
10. FAIR VALUE OF FINANCIAL INSTRUMENTS:
The Company applies the following three-level hierarchy of valuation inputs for measuring fair value:

•	Level 1 - Quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date.

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
The following methods and assumptions were used to estimate the fair value of each class of financial instrument held by the Company:
Financial Instruments Carried at Fair Value: Derivative instruments are recorded on the consolidated balance sheets as either assets or liabilities measured at fair value. During the reporting period, the Company's derivative financial instruments consisted of interest rate swap agreements, foreign currency forward contracts and cross-currency swap agreements. The Company estimated the fair value of its interest rate swap agreements based on Level 2 valuation inputs, including fixed interest rates, LIBOR and BBR implied forward interest rates and the remaining time to maturity. The Company estimated the fair value of its British pound forward contracts based on Level 2 valuation inputs, including LIBOR implied forward interest rates, British pound LIBOR implied forward interest rates and the remaining time to maturity. The Company estimated the fair value of its cross-currency swap agreements based on Level 2 valuation inputs, including EURIBOR implied forward interest rates, BBR implied forward interest rates and the remaining time to maturity.
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

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company's financial instruments that are carried at fair value using Level 2 inputs at December 31, 2016 and 2015 (dollars in thousands):

	2016	2015
Financial instruments carried at fair value using Level 2 inputs:
Financial assets carried at fair value:
British pound forward contracts	$26,359	$1,530
Cross-currency swap contracts	680	—
Total financial assets carried at fair value	$27,039	$1,530
Financial liabilities carried at fair value:
Interest rate swap agreements	$15,158	$12,501
British pound forward purchase contracts	17	—
Total financial liabilities carried at fair value	$15,175	$12,501
The following table presents the Company's financial instrument carried at fair value using Level 3 inputs as of December 31, 2016 (amounts in thousands):

	2016		2015
	GBP	USD	GBP	USD
Financial instrument carried at fair value using Level 3 inputs:
Financial liabilities carried at fair value:
Accrued deferred consideration	£25,882	$31,933	£24,200	$35,680
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
The contingent liability is adjusted each period to represent the fair value of the deferred consideration as of the balance sheet date. To do so, the Company recalculates the estimated fair value of the deferred consideration in each reporting period until it is paid in full by using a contractual formula designed to estimate the economic value of the Management Shareholders' retained interest in a manner consistent with that used to derive the Freightliner acquisition price per share on the acquisition date. This calculation effectively represents the present value of the expected payment to be made upon settlement of the deferred consideration. Accordingly, such recalculations will reflect both the impact of the time value of money and the impact of changes in the expected future performance of the acquired business, as applicable. During the year ended December 31, 2016, the Company recognized $2.3 million, through other expenses within the Company's consolidated statements of operations as a result of the change in the estimated fair value of the deferred consideration, which primarily represented the time value of money. The Company expects to recognize future changes in the contingent liability for the estimated fair value of the deferred consideration through other expenses within the Company's consolidated statement of operations. These future changes in the estimated fair value of the deferred consideration are not expected to be deductible for tax purposes.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the carrying value and fair value using Level 2 inputs of the Company's financial instruments carried at historical cost at December 31, 2016 and 2015 (dollars in thousands):

	2016		2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities carried at historical cost:
United States term loan	$1,415,873	$1,422,512	$1,755,736	$1,750,040
U.K. term loan	121,149	121,594	149,500	150,030
Australia term loan	—	—	209,242	210,128
Australian Credit Agreement	484,703	501,909	—	—
Partner Loan Agreement	172,154	171,435	—	—
Revolving credit facility	74,297	81,192	39,737	44,833
Other debt	4,882	4,889	3,123	3,090
Total	$2,273,058	$2,303,531	$2,157,338	$2,158,121
11. U.K. PENSION PLAN:
In connection with the acquisition of Freightliner on March 25, 2015, the Company assumed a defined benefit pension plan for its U.K. employees through a standalone shared cost arrangement within the Railways Pension Scheme (Pension Program). The Pension Program is managed and administered by a professional pension administration company and is overseen by trustees with professional advice from independent actuaries and other advisers. The Pension Program is a shared cost arrangement with required contributions shared between Freightliner and its employees with Freightliner contributing 60% and the remaining 40% contributed by active employees. The Company engages independent actuaries to compute the amounts of liabilities and expenses relating to the Pension Program subject to the assumptions that the Company selects.
The following table summarizes the funding obligations and assets of the Pension Program as of December 31, 2016 and 2015 (dollars in thousands):

	2016	2015
Projected benefit obligation (100%)	$607,003	$580,054
Fair value of plan assets (100%)	450,281	462,177
Funded status (100%)	(156,722)	(117,877)
Employees' share of deficit (40%)	(62,689)	(47,152)
Net pension liability recognized in the balance sheet (60%)	$(94,033)	$(70,725)

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in the Company's portion of the benefit obligation and fair value of plan assets of the Pension Program for the years ended December 31, 2016 and 2015 and funded status as of December 31, 2016 and 2015 (dollars in thousands):

	2016	2015
Change in benefit obligations:
Benefit obligation at beginning of period	$348,033	$359,941
Service cost	11,816	10,911
Interest cost	10,992	8,475
Benefits paid	(8,853)	(5,890)
Actuarial loss/(gain)	59,008	(21,731)
Exchange rate changes	(56,794)	(3,673)
Benefit obligation at end of year	$364,202	$348,033
Change in plan assets:
Fair value of plan assets at beginning of period	$277,308	$274,787
Actual return on plan assets	38,360	1,609
Benefits paid	(8,853)	(5,890)
Employer contributions	8,607	9,606
Exchange rate changes	(45,253)	(2,804)
Fair value of plan assets at end of year	$270,169	$277,308
Funded status of the Pension Plan	$(94,033)	$(70,725)
The Pension Program's actuarial loss for the year ended December 31, 2016 was primarily due to a decrease in the discount rate as reflected in the table of actuarial assumptions below. The actuarial gain for the year ended December 31, 2015 was a result of an increase in the discount rate.
The following table presents the amounts recognized for the Pension Program in the consolidated balance sheets as of December 31, 2016 and 2015 and in other comprehensive income/(loss) for the years ended December 31, 2016 and 2015 (dollars in thousands):

	2016	2015
Amounts recognized in the consolidated balance sheet:
Accrued expenses	$9,047	$7,994
Other long-term liabilities	84,986	62,731
Total amount recognized in the consolidated balance sheet	$94,033	$70,725
Amount recognized in other comprehensive income/(loss):
Net actuarial (loss)/gain	$(25,234)	$13,198

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the components of the Pension Program related to the net benefit costs recognized in labor and benefits in the Company's consolidated statement of operations for the year ended December 31, 2016 and 2015 (dollars in thousands):

	2016	2015
Service cost	$11,816	$10,911
Interest cost	10,992	8,475
Expected return on plan assets	(14,050)	(12,029)
Exchange rate changes	862	291
Net periodic benefit cost	$9,620	$7,648
The following table presents the actuarial assumptions used to compute the funded status of the Pension Program as of December 31, 2016 and 2015:

	2016	2015
Discount rate	2.7%	3.8%
Price inflation (RPI measure)	3.3%	3.1%
Pension increases (CPI measure)	2.2%	2.0%
Salary increases	3.3%	3.7%
The following table presents the actuarial assumptions used for the calculation of net periodic expense associated with Pension Program for the years ended December 31, 2016 and 2015:

	2016	2015
Discount rate	3.8%	3.2%
Price inflation (RPI measure)	3.1%	3.0%
Pension increases (CPI measure)	2.0%	1.7%
Salary increases	3.7%	3.4%
Expected return on plan assets	6.1%	5.9%
The discount rates used by the actuaries are established by considering the yields on high quality corporate bonds having a similar duration as the expected liabilities under the Pension Program. The following table presents the change in pension liability due to one percentage point change in the discount rate and retail price index (RPI) as of December 31, 2016 (dollars in thousands):

Change in Pension Liability
Discount Rate +1% per annum	$(68,200)
Discount Rate -1% per annum	$90,400
RPI inflation +1% per annum	$89,700
RPI inflation -1% per annum	$(69,100)
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

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The expected return on assets represents the weighted average of long-term expected yields of the pooled investment funds. The expected returns on these pooled funds are not readily determinable from quoted market prices. However, the funds are actively managed by the trustee to achieve benchmark returns. Accordingly, the expected return for each pooled investment fund for purposes of the actuarial calculations was estimated using the respective pooled fund's benchmark return relative to the RPI. The following table provides the Pension Program's allocation of assets among the pooled investment funds and the expected return on assets for each pooled fund, net of expenses, as well as the weighted average expected return on assets used in the actuarial calculations as of December 31, 2016 and 2015:

	2016
	Weighted Average Expected Yields	Weighted Average Asset Allocation	Weighted Average Expected Return on Plan Assets
Growth, private equity and infrastructure pooled funds	7.1%	82%	5.8%
Defensive and government bond pooled fund plus cash	1.5%	18%	0.3%
Expected return on plan assets			6.1%

	2015
	Weighted Average Expected Yields	Weighted Average Asset Allocation	Weighted Average Expected Return on Plan Assets
Growth, private equity and infrastructure pooled funds	6.9%	81%	5.6%
Defensive and government bond pooled fund plus cash	2.8%	19%	0.5%
Expected return on plan assets			6.1%
In May 2015 the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820), Disclosures for Investments in Certain Entities that Calculate Net Asset Value Per Shares (or Its Equivalent), which eliminates the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share (or its equivalent) practical expedient. This guidance was effective for the Company's annual reporting period ending December 31, 2016, and the Company elected to measure the fair values using the practical expedient. The fair value tables below reflect the adoption of this standard.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair value of the major categories of the Pension Program's assets segregated according to the hierarchy of valuation inputs for measuring fair value as of December 31, 2016 and 2015 (dollars in thousands):

	2016	2015
Growth pooled fund (a)	$182,630	$182,697
Private equity pooled fund (b)	29,463	31,237
Government bond pooled fund (c)	47,030	52,463
Infrastructure pooled fund (d)	8,536	10,911
Long-term income pooled fund (e)	2,510	—
Fair value of plan assets	$270,169	$277,308
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
(d) The infrastructure pooled fund is comprised of investments in facilities, structures and services required to facilitate the orderly operation of the economy. Fair value is measured using the net asset value per share.
(e) The long-term income pooled fund is comprised of investments offering inflation linkage, distributable income and are British pound denominated. Fair value is measured using the net asset value per share.
The Company expects to contribute £7.1 million (or $8.8 million at the exchange rate on December 31, 2016) to the Pension Program for the year ending December 31, 2017. The Pension Program's assets may undergo significant changes over time as a result of market conditions. In the event that the Pension Program's projected assets and liabilities reveal additional funding requirements, the shared cost arrangement generally means that the Company will be required to pay 60% of any additional contributions, with active members contributing the remaining 40%, in each case over an agreed recovery period. If the Pension Program was to be terminated and wound up, any deficit would fall entirely on the Company and would not be shared with active members. Currently, the Company has no intention of terminating the Pension Program.
The following benefit payments are expected to be paid between 2017 and 2026 (dollars in thousands):

Amount
2017	$9,047
2018	$9,246
2019	$9,450
2020	$9,657
2021	$9,870
2022 - 2026	$52,108
12. OTHER EMPLOYEE BENEFIT PROGRAMS:
Employee Bonus Programs
The Company has performance-based bonus programs that include a majority of non-union employees. Approximately $23 million, $13 million and $17 million were awarded under the various performance-based bonus plans for the years ended December 31, 2016, 2015 and 2014, respectively.
Defined Contribution Plans
Under the Genesee & Wyoming Inc. 401(k) Savings Plan in the United States, the Company matches participants' contributions up to 4% of the participants' salary on a pre-tax basis.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's Canadian subsidiaries administer two different retirement benefit plans. The plans qualify under Section 146 of the federal and provincial income tax law. Under each plan, employees may elect to contribute a certain percentage of their salary on a pre-tax basis. The first plan is a Registered Retirement Savings Plan (RRSP) and the Company matches up to a maximum of 6% of gross salary. The second plan is a Retirement Pension Plan (RPP) and the Company contributes 5% of gross salary.
The Company's Australian subsidiary administers a statutory retirement benefit plan. The Company was required to contribute the equivalent of 9.5%, of an employee's base salary into a registered superannuation fund in each of the years ended December 31, 2016, 2015 and 2014. Employees may elect to make additional contributions either before or after tax.
Company contributions to defined contribution plans in total for the years ended December 31, 2016, 2015 and 2014 were as follows (dollars in thousands):

	2016	2015	2014
Company contributions to defined contribution plans	$9,521	$9,532	$10,400
North American Operations Defined Benefit Plans
The Company administers three United States noncontributory defined benefit plans for union and non-union employees and one Canadian noncontributory defined benefit plan. Benefits are determined based on a fixed amount per year of credited service. The Company's funding policy requires contributions for pension benefits based on actuarial computations which reflect the long-term nature of the plans. The Company has met the minimum funding requirements according to the United States Employee Retirement Income Security Act (ERISA) and Canada's Pension Benefits Standards Act. As of December 31, 2016, there were approximately 230 employees participating under these plans. As of December 31, 2016, the Company's consolidated balance sheet included a $1.9 million pension liability and a $0.2 million loss in accumulated other comprehensive (loss)/income related to these plans.
The Company administers two plans which provide health care and life insurance benefits for certain retired employees in the United States. The Company funds the plans on a pay-as-you-go basis. As of December 31, 2016, there were approximately 65 employees participating under these plans. As of December 31, 2016, the Company's consolidated balance sheet included a $6.8 million postretirement benefit liability and a $1.2 million gain in accumulated other comprehensive (loss)/income related to these plans.
13. INCOME TAXES:
The components of income before income taxes for the years ended December 31, 2016, 2015 and 2014 were as follows (dollars in thousands):

	2016	2015	2014
United States	$273,361	$236,613	$276,594
Foreign	(57,870)	64,318	91,519
Total	$215,491	$300,931	$368,113

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the provision for income taxes for the years ended December 31, 2016, 2015 and 2014 were as follows (dollars in thousands):

	2016	2015	2014
United States:
Current
Federal	$20,877	$12,003	$15,647
State	11,284	8,181	7,134
Deferred
Federal	43,820	41,975	49,799
State	2,263	5,383	8,727
	78,244	67,542	81,307
Foreign:
Current	3,289	11,031	17,591
Deferred	(7,138)	(2,679)	8,209
	(3,849)	8,352	25,800
Total	$74,395	$75,894	$107,107
The Company's provision for income taxes for the years ended December 31, 2016 and 2015 included $4.3 million and $9.7 million, respectively, of tax benefit due to a U.K. tax rate change. The Company's provision for income taxes for the year ended December 31, 2014 included a $3.9 million tax benefit as a result of receiving consent from the United States Internal Revenue Service (IRS) to change a tax accounting method retroactively for companies acquired as a result of the RailAmerica acquisition. The Company's effective income tax rates also included adjustments to reflect differences between book income tax expense and final tax returns filed each year related to the previous fiscal year, which the Company does not consider material.
The United States track maintenance credit is an income tax credit for Class II and Class III railroads, as defined by the United States Surface Transportation Board (STB), to reduce their federal income tax based on qualified railroad track maintenance expenditures (the Short Line Tax Credit). Qualified expenditures include amounts incurred for maintaining track, including roadbed, bridges and related track structures owned or leased by a Class II or Class III railroad. The credit is equal to 50% of the qualified expenditures, subject to an annual limitation of $3,500 multiplied by the number of miles of railroad track owned or leased by the Class II or Class III railroad as of the end of its tax year. The United States Short Line Tax Credit was initially enacted for a three year period, 2005 through 2007, and was subsequently extended a series of times with the last extension expiring on December 31, 2016.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes differs from that which would be computed by applying the statutory United States federal income tax rate to income before income taxes. The following is a summary of the effective income tax rate reconciliation for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Tax provision at statutory rate	35.0%	35.0%	35.0%
Effect of foreign operations	4.3%	(3.8)%	(1.7)%
Foreign valuation allowance	2.9%	2.1%	—%
Foreign goodwill impairment	2.4%	—%	—%
Effect of foreign tax rate change	(2.0)%	(3.3)%	—%
State income taxes, net of federal income tax benefit	4.1%	3.0%	2.8%
Benefit of track maintenance credit	(13.4)%	(9.1)%	(7.3)%
Other, net	1.2%	1.3%	0.3%
Effective income tax rate	34.5%	25.2%	29.1%
The Company’s effective income tax rate was 9.3% higher for the year ended December 31, 2016 as compared with the year ended December 31, 2015, primarily driven by the effect of foreign operations, which resulted from losses incurred in some foreign jurisdictions (including impairments) generating a tax benefit at tax rates lower than the United States statutory rate, a portion of which were reduced by the recording of a valuation allowance. As the Company concluded it is more likely than not, some of those losses will not be able to be utilized to offset future income taxes, the Company recorded a valuation allowance. This valuation allowance further increased the Company’s consolidated effective income tax rate.
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes, which requires that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. For public entities, the amendments in this guidance are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted as of the beginning of an interim or annual reporting period. The Company early adopted the provisions of this ASU as of January 1, 2016 and applied it retrospectively to all periods presented. The December 31, 2015 consolidated balance sheet was adjusted to reflect a reduction of current deferred income tax assets of $69.2 million, an increase in non-current deferred income tax assets of $0.2 million and a reduction in non-current deferred income tax liabilities of $69.0 million. There was no other impact on the consolidated financial statements from the adoption of this guidance.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the effect of temporary differences between the book and tax basis of assets and liabilities as well as available income tax credit and net operating loss carryforwards. The components of net deferred income taxes as of December 31, 2016 and 2015 were as follows (dollars in thousands):

	2016	2015
Deferred income tax assets:
Track maintenance credit carryforward	$217,054	$237,411
Net operating loss carryforwards	23,168	20,810
Accruals and reserves not deducted for tax purposes until paid	15,131	14,896
Stock-based compensation	10,089	9,253
Deferred revenue	6,311	5,736
Deferred compensation	3,891	3,454
Nonshareholder contributions	1,978	2,150
Interest rate swaps	—	4,223
Alternative minimum tax credit carryforward	1,592	1,592
Pension and postretirement benefits	18,693	15,411
Other	2,072	752
	299,979	315,688
Valuation allowance	(24,075)	(19,315)
Deferred income tax liabilities:
Interest rate swaps	(4,579)	—
Property and equipment basis difference	(1,012,109)	(967,998)
Intangible assets basis difference	(418,398)	(302,903)
Other	(368)	(6,338)
Net deferred tax liabilities	$(1,159,550)	$(980,866)
As of December 31, 2016, the Company had United States net operating loss carryforwards in various state jurisdictions that totaled approximately $303.7 million, United States track maintenance credit carryforwards of $217.1 million and foreign net operating loss carryforwards in the Netherlands that totaled approximately $42.6 million. Some of the Company's credit carryforwards are subject to Section 382 limitations of the Internal Revenue Code (Section 382). Section 382 imposes limitations on a corporation's ability to utilize its credits if it experiences an "ownership change." In general terms, an ownership change results from transactions increasing the ownership of certain existing stockholders or new stockholders in the stock of a corporation by more than 50% during a three-year testing period. The Company expects to fully utilize its track maintenance credit carryforwards. The state net operating losses exist in different states and expire between 2017 and 2036. The United States track maintenance credits expire between 2027 and 2036. The Netherlands net operating losses expire between 2018 and 2025.
The Company maintains a valuation allowance on state net operating losses, foreign net operating losses and certain other deferred tax assets for which, based on the weight of available evidence, it is more likely than not that some or all of the deferred income tax assets will not be realized.
A reconciliation of the beginning and ending amount of the Company's valuation allowance is as follows (dollars in thousands):

	2016	2015
Balance at beginning of year	$19,315	$14,793
(Decrease)/increase for state net operating losses	(1,476)	89
Increase for foreign net operating losses and impairments	6,236	6,397
Decrease for certain other deferred income tax assets	—	(1,964)
Balance at end of year	$24,075	$19,315

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending amount of the Company's liability for uncertain tax positions is as follows (dollars in thousands):

	2016	2015	2014
Balance at beginning of year	$4,197	$4,324	$3,155
Increase for tax positions related to prior years	3,970	—	1,169
Decrease for tax positions related to prior years	(1,169)	—	—
Increase/(decrease) for effects of foreign exchange rates	127	(127)	—
Balance at end of year	$7,125	$4,197	$4,324
At December 31, 2016, 2015 and 2014, there was $7.1 million, $4.2 million and $4.3 million, respectively, of unrecognized tax benefits that if recognized would affect the annual effective income tax rate. The Company recognizes interest and penalties related to uncertain tax positions in its provision for income taxes.
As of December 31, 2016 the Company reasonably expects that approximately $3.2 million in unrecognized tax benefits will be recognized in the next 12 months as a result of a lapse of the statute of limitations.
As of December 31, 2016, the following tax years remain open to examination by the major taxing jurisdictions to which the Company is subject:

	Open Tax Years
	From		To
United States	2002	-	2016
Australia	2010	-	2016
Belgium	2014	-	2016
Canada	2009	-	2016
Germany	2010	-	2016
Mexico	2008	-	2016
Netherlands	2011	-	2016
Poland	2011	-	2016
Saudi Arabia	2015	-	2016
U.K.	2010	-	2016
14. COMMITMENTS AND CONTINGENCIES:
From time to time, the Company is a defendant in certain lawsuits resulting from the Company's operations in the ordinary course as the nature of the Company's business exposes it to the potential for various claims and litigation related to property damage, personal injury, freight loss, labor and employment, environmental, contractual disputes and other matters. As described in Note 2, Significant Accounting Policies, the Company maintains insurance policies to mitigate the financial risk associated with many of these claims.
Any material changes to current litigation trends or a catastrophic rail accident or series of accidents involving material freight loss or property damage, personal injury and environmental liability, disputes involving our railroads or other claims against the Company that are not covered by insurance could have a material adverse effect on the Company's results of operations, financial condition and liquidity. For instance, the Company received a notice in November 2014 from the EPA requesting information under the Clean Water Act related to the discharge of crude oil as a result of a derailment of one of our trains in November 2013 in the vicinity of Aliceville, Alabama, but a fine associated with the contamination has not yet been assessed and is not estimable.
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

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. STOCK-BASED COMPENSATION PLANS:
The Omnibus Plan allows for the issuance of up to 7,437,500 shares of Class A Common Stock for awards, which include stock options, restricted stock, restricted stock units and any other form of award established by the Compensation Committee, in each case consistent with the plan's purpose. Stock-based awards generally have three-year requisite service periods and five-year contractual terms. Any shares of common stock related to awards that terminate by expiration, forfeiture or cancellation are deemed available for issuance or reissuance under the Omnibus Plan. In total, at December 31, 2016, there remained 1,911,447 shares of Class A Common Stock available for future issuance under the Omnibus Plan.
A summary of option activity under the Omnibus Plan as of December 31, 2016 and changes during the year then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of year	1,203,035	$80.58
Granted	384,306	57.15
Exercised	(142,969)	55.58
Expired	(63,030)	70.01
Forfeited	(23,844)	77.71
Outstanding at end of year	1,357,498	$77.12	2.9	$6,027
Vested or expected to vest at end of year	1,352,575	$77.17	2.9	$5,977
Exercisable at end of year	648,248	$84.47	2.0	$1,339
The weighted average grant date fair value of options granted during the years ended December 31, 2016, 2015 and 2014 was $17.37, $18.47 and $18.90, respectively. The total intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was $1.6 million, $4.7 million and $20.9 million, respectively.
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
The following weighted average assumptions were used to estimate the grant date fair value of options granted during the years ended December 31, 2016, 2015 and 2014 using the Black-Scholes option pricing model:

	2016	2015	2014
Expected volatility	37%	27%	22%
Expected term (in years)	4	4	4
Risk-free interest rate	1.08%	1.31%	1.20%
Expected dividend yield	0%	0%	0%
The Company determines fair value of its restricted stock and restricted stock units based on the closing stock price on the date of grant.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company's non-vested restricted stock outstanding as of December 31, 2016 and changes during the year then ended:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of year	154,801	$85.84
Granted	193,036	$57.11
Vested	(73,961)	$87.45
Forfeited	(7,506)	$79.30
Non-vested at end of year	266,370	$64.76
The weighted average grant date fair value of restricted stock granted during the years ended December 31, 2016, 2015 and 2014 was $57.11, $79.30 and $98.18, respectively. The total grant date fair value of restricted stock that vested during the years ended December 31, 2016, 2015 and 2014 was $6.5 million, $5.2 million and $5.1 million, respectively.
The following table summarizes the Company's non-vested restricted stock units outstanding as of December 31, 2016 and changes during the year then ended:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of year	47,708	$81.52
Granted	46,426	$57.11
Vested	(21,018)	$84.37
Forfeited	(10,415)	$65.78
Non-vested at end of year	62,701	$65.35
The weighted average grant date fair value of restricted stock units granted during the years ended December 31, 2016, 2015 and 2014 was $57.11, $70.64 and $98.24, respectively. The total grant date fair value of restricted stock units that vested during the years ended December 31, 2016, 2015 and 2014 was $1.8 million, $4.2 million and $4.4 million, respectively.
In February 2016, the Company's Compensation Committee approved new performance-based restricted stock units under the Omnibus Plan. The performance-based restricted stock units are granted once per year and vest on the first anniversary of the grant date with the payout performance multiplier (ranging from 0% to 200%) to be determined in accordance with the Company’s attainment of pre-determined financial performance targets established under the Company’s GVA methodology (GVA Performance Factor). These awards have a service condition and performance condition. The GVA Performance Factor will be determined by comparing the Company's GVA performance for the Performance Period to the GVA Target Performance and then identifying the GVA's Performance Factor based upon the terms of the award.
The following table summarizes the 2016 performance-based restricted stock units at 100% of the award amounts as of December 31, 2016 and changes during the year then ended. Actual shares that will vest depend on the level of attainment of the performance based criteria. As of December 31, 2016, the Company expects to pay out 100% of the award.

	Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of year	—	$—
Granted	27,602	$57.12
Vested	—	$—
Forfeited	—	$—
Non-vested at end of year	27,602	$57.12

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company determined the fair value of each 2016 performance-based restricted stock unit by the number of units expected to be earned multiplied by the grant date fair market value of a share of the Company's Class A common stock. Each reporting period, the number of performance-based restricted stock units that are expected to be earned is determined and compensation cost based on the fair value is adjusted based on the current period probability assessment. At the end of the requisite service period, compensation cost is adjusted to equal the fair value of the performance-based restricted stock units actually issued.
In 2015 and 2014, the Company's Compensation Committee awarded performance-based restricted stock units under the Omnibus Plan. These performance-based restricted stock units were granted once per year and vested based upon the achievement of market performance criteria, ranging from 0% to 100%, as determined by the Compensation Committee prior to the date of the award, and continued service during the performance period. The performance period for these awards was generally three years. The performance-based restricted stock units entitle the grantee to receive shares of Class A Common Stock based upon the Company's Relative Total Shareholder Return as independently ranked against the components of the S&P 500 Index and the custom peer group over the performance period with each discrete half of the award's payouts being measured independently and then averaged together to find the final payout. The expense for these awards is recognized over the service period, even if the market condition is never satisfied. As a result of the Compensation Committee's recent modification to the Long-Term Incentive Compensation Program, including adoption of a new-performance based restricted stock unit program, effective February 2016, this program was discontinued and no future awards will be granted.
The following table summarizes the 2015 and 2014 performance-based restricted stock units at the maximum award amounts as of December 31, 2016. Actual shares that will vest depend on the level of attainment of the performance based criteria. As of December 31, 2016, the threshold performance for any payout on the 2015 and 2014 awards granted has not been met.

	Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of year	28,810	$52.55
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Non-vested at end of year	28,810	$52.55
The Company determined the fair value of each 2015 and 2014 performance-based restricted stock unit on the date of grant using the Monte Carlo valuation model. There were six input variables to the Monte Carlo valuation model: stock price, volatility of the Company's Class A Common Stock, volatility of the two peer groups, correlation coefficients, risk-free interest rate and dividend yield. The stock price was determined based upon the Company's closing stock price on the day prior to the date of grant. Volatility was based on a combination of historical and implied volatility. The correlation coefficients were calculated based upon the price data used to calculate the volatilities. The expected risk-free rate was calculated using the United States Treasury bill over the expected term of the award. The expected dividend yield was 0% for all periods presented, based upon the Company's historical practice of not paying cash dividends on its common stock. The expected term of the performance-based restricted stock units was derived from the plan's performance period as of the grant date. The Company used historical data, as well as management's expectations, to estimate forfeitures.
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

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2016, total compensation costs from all of the Company's stock-based awards was $17.9 million. Total compensation costs related to non-vested awards not yet recognized was $22.1 million as of December 31, 2016, which will be recognized over the next three years with a weighted average period of 1.7 years. The total income tax benefit recognized in the consolidated statement of operations for stock-based awards was $4.6 million for the year ended December 31, 2016.
For the year ended December 31, 2015, compensation costs from all of the Company's stock-based awards was $14.3 million. The total income tax benefit recognized in the consolidated statement of operations for stock-based awards was $4.2 million for the year ended December 31, 2015.
For the year ended December 31, 2014, compensation costs from all of the Company's stock-based awards was $12.7 million. The total income tax benefit recognized in the consolidated statement of operations for stock-based awards was $4.4 million for the year ended December 31, 2014.
The total income tax benefit realized from the exercise of stock-based awards was $2.2 million, $4.1 million and $11.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.
The Company has reserved 1,265,625 shares of Class A Common Stock that the Company may sell to its full-time employees under its Employee Stock Purchase Plan (ESPP) at 90% of the stock's market price on the date of purchase. At December 31, 2016, 257,611 shares had been purchased under this plan. The Company recorded compensation expense for the 10% purchase discount of less than $0.2 million in each of the years ended December 31, 2016, 2015 and 2014.
16. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS):
The following table sets forth accumulated other comprehensive income/(loss) included in the consolidated balance sheets as of December 31, 2016 and 2015, respectively (dollars in thousands):

	Cumulative Foreign Currency Translation Adjustment		Defined Benefit Plans		Net Unrealized Gain/(Loss) on Cash Flow Hedges		Accumulated Other Comprehensive Loss
Balance, December 31, 2014	$(70,746)		$1,405		$(2,911)		$(72,252)
Other comprehensive (loss)/income before reclassifications	(85,400)		9,526		(3,650)		(79,524)
Amounts reclassified from accumulated other comprehensive income, net of tax (provision)/benefit of ($41) and $1,170, respectively	—		74	(b)	(1,755)	(c)	(1,681)
Change in 2015	(85,400)		9,600		(5,405)		(81,205)
Balance, December 31, 2015	$(156,146)		$11,005		$(8,316)		$(153,457)
Other comprehensive (loss)/income before reclassifications	(56,154)		(31,155)		14,583		(72,726)
Amounts reclassified from accumulated other comprehensive income, net of tax (provision)/benefit of $0, ($113) and $11,637, respectively	34,638	(a)	202	(b)	(19,993)	(c)	14,847
Change in 2016	(21,516)		(30,953)		(5,410)		(57,879)
Balance, December 31, 2016	$(177,662)		$(19,948)		$(13,726)		$(211,336)

(a)	Reclassification from accumulated other comprehensive loss to additional paid-in capital resulting from the issuance of a noncontrolling interest.

(b)	Existing net gains realized were recorded in labor and benefits on the consolidated statements of operations.

(c)	Existing net losses realized were recorded in interest expense on the consolidated statements of operations (see Note 9, Derivative Financial Instruments).

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Income Attributable to Noncontrolling Interests
The following table sets forth comprehensive income attributable to noncontrolling interests for the years ended December 31, 2016, 2015 and 2014, respectively (dollars in thousands):

	2016	2015	2014
Net (loss)/income attributable to noncontrolling interest	$(41)	$—	$251
Other comprehensive income/(loss):
Foreign currency translation adjustment	8,805	—	—
Net unrealized loss on qualifying cash flow hedges, net of tax benefit of $110	(256)	—	—
Comprehensive income attributable to noncontrolling interest	$8,508	$—	$251
17. SUPPLEMENTAL CASH FLOW INFORMATION:
Interest and Taxes Paid
The following table sets forth the cash paid for interest and income taxes for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

	2016	2015	2014
Interest, net	$65,884	$59,564	$43,076
Income taxes	$45,738	$44,807	$36,179
Significant Non-Cash Investing and Financing Activities
The Company had outstanding receivables from outside parties for the funding of capital expenditures of $10.7 million, $23.0 million and $32.1 million as of December 31, 2016, 2015 and 2014, respectively. At December 31, 2016, 2015 and 2014, the Company also had $16.4 million, $26.2 million and $51.3 million, respectively, of purchases of property and equipment that had not been paid and, accordingly, were accrued in accounts payable in the normal course of business.
As more fully described in Note 4, Earnings Per Common Share, on October 1, 2015, the Company settled the prepaid stock purchase contract component of its TEUs with the delivery of 3,539,240 shares of its Class A Common Stock.
18. SEGMENT AND GEOGRAPHIC AREA INFORMATION:
Segment Information
The Company presents the financial results of its 10 operating regions as three reportable segments: North American Operations, Australian Operations and U.K./European Operations (as more fully described in Note 1, Business and Customers). Each of our segments generates the following three categories of revenues from external customers: freight revenues, freight-related revenues and all other revenues (as more fully described in Note 2, Significant Accounting Policies). The Company's eight North American regions are aggregated into one reportable segment as a result of having similar economic and operating characteristics. During the second quarter of 2016, the Company's Ohio Valley Region railroads were consolidated into the Company's Northeast and Midwest regions. This consolidation reduced the Company's number of operating regions from 11 to 10.
During 2016, the Company incurred restructuring costs of $8.2 million, including $6.5 million in our U.K./European Operations, $0.9 million in our North American Operations and $0.8 million in our Australian Operations.
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

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the average exchange rates used to translate the foreign entities respective local currency results of operations into United States dollars for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
United States dollar per Australian dollar	$0.74	$0.75	$0.90
United States dollar per British pound	$1.36	$1.53	$1.65
United States dollar per Canadian dollar	$0.76	$0.78	$0.91
United States dollar per Euro	$1.11	$1.11	$1.33
The following tables set forth results from the Company's North American Operations segment, Australian Operations segment and U.K./European Operations segment for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

	December 31, 2016
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$913,619	$120,622	$337,325	$1,371,566
Freight-related revenues	258,922	95,776	181,661	536,359
All other revenues	64,223	6,188	23,191	93,602
Total operating revenues	$1,236,764	$222,586	$542,177	$2,001,527
Operating income/(loss)	$319,551	$4,810	$(34,749)	$289,612
Depreciation and amortization	$147,527	$30,863	$26,798	$205,188
Interest expense, net	$40,985	$13,958	$19,591	$74,534
Provision for/(benefit from) income taxes	$80,701	$988	$(7,294)	$74,395
Cash expenditures for additions to property & equipment, net of grants from outside parties	$137,334	$11,285	$34,831	$183,450

	December 31, 2015
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$949,028	$146,850	$304,669	$1,400,547
Freight-related revenues	227,154	87,616	187,313	502,083
All other revenues	65,633	8,486	23,652	97,771
Total operating revenues	$1,241,815	$242,952	$515,634	$2,000,401
Operating income	$297,486	$54,842	$31,933	$384,261
Depreciation and amortization	$141,814	$27,425	$19,296	$188,535
Loss on settlement of foreign currency forward purchase contracts	$16,374	$2,312	$—	$18,686
Interest expense, net	$39,651	$8,976	$17,965	$66,592
Provision for/(benefit from) income taxes	$69,552	$12,890	$(6,548)	$75,894
Cash expenditures for additions to property & equipment, net of grants from outside parties	$266,548	$31,179	$32,035	$329,762

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$1,008,236	$243,705	$—	$1,251,941
Freight-related revenues	214,388	55,461	20,938	290,787
All other revenues	82,137	14,104	43	96,284
Total operating revenues	$1,304,761	$313,270	$20,981	$1,639,012
Operating income/(loss)	$333,194	$90,396	$(2,019)	$421,571
Depreciation and amortization	$127,421	$28,095	$1,565	$157,081
Interest expense, net	$41,732	$12,152	$833	$54,717
Provision for/(benefit from) income taxes	$86,363	$23,443	$(2,699)	$107,107
Cash expenditures for additions to property & equipment, net of grants from outside parties	$277,725	$24,930	$864	$303,519
The following table sets forth the property and equipment recorded in the consolidated balance sheets as of December 31, 2016 and 2015 (dollars in thousands):

	December 31, 2016
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Property and equipment, net	$3,590,625	$634,148	$278,546	$4,503,319

	December 31, 2015
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Property and equipment, net	$3,433,669	$465,123	$316,271	$4,215,063
Geographic Area Information
Operating revenues for each geographic area for the years ended December 31, 2016, 2015 and 2014 were as follows (dollars in thousands):

	2016		2015		2014
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Operating revenues:
United States	$1,142,141	57.1%	$1,143,056	57.1%	$1,188,084	72.5%
Non-United States:
Australia	$222,586	11.1%	$242,952	12.1%	$313,270	19.1%
Canada	94,623	4.7%	98,759	5.0%	116,677	7.1%
U.K.	378,551	18.9%	340,747	17.0%	—	—%
Netherlands	101,837	5.1%	119,421	6.0%	17,693	1.1%
Other	61,789	3.1%	55,466	2.8%	3,288	0.2%
Total Non-United States	$859,386	42.9%	$857,345	42.9%	$450,928	27.5%
Total operating revenues	$2,001,527	100.0%	$2,000,401	100.0%	$1,639,012	100.0%

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and equipment for each geographic area as of December 31, 2016 and 2015 were as follows (dollars in thousands):

	2016		2015
	Amount	% of Total	Amount	% of Total
Property and equipment located in:
United States	$3,353,296	74.4%	$3,202,963	76.0%
Non-United States:
Australia	$634,148	14.1%	$465,123	11.0%
Canada	237,328	5.3%	230,706	5.5%
U.K.	264,954	5.9%	303,210	7.2%
Other	13,593	0.3%	13,061	0.3%
Total Non-United States	$1,150,023	25.6%	$1,012,100	24.0%
Total property and equipment, net	$4,503,319	100.0%	$4,215,063	100.0%

19. QUARTERLY FINANCIAL DATA (unaudited):
The following table sets forth the Company's quarterly results for the years ended December 31, 2016 and 2015 (dollars in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016
Operating revenues	$482,616	$501,375	$501,002	$516,534
Operating income	$56,996	$87,194	$91,851	$53,571
Net income attributable to G&W	$27,019	$48,399	$56,785	$8,934
Basic earnings per common share attributable to G&W	$0.47	$0.85	$0.99	$0.15
Diluted earnings per common share attributable to G&W	$0.47	$0.83	$0.98	$0.15

2015
Operating revenues	$397,030	$542,219	$546,299	$514,853
Operating income	$72,620	$99,451	$117,559	$94,631
Net income attributable to G&W	$23,904	$52,837	$63,362	$84,934
Basic earnings per common share attributable to G&W	$0.43	$0.94	$1.12	$1.49
Diluted earnings per common share attributable to G&W	$0.42	$0.92	$1.10	$1.47
In addition to the Company's changes in operations as described in Note 3, Changes in Operations, the quarters shown were affected by the items below:
The first quarter of 2016 included (i) $16.8 million after-tax impairment and related costs associated with an Australia iron ore customer entering into voluntary administration following significant financial hardship, (ii) $6.3 million income tax benefit associated with the United States Short Line Tax Credit, (iii) $0.8 million after-tax restructuring costs, (iv) $0.3 million after-tax corporate development and related costs and (v) $0.1 million after-tax gain on sale of assets.
The second quarter of 2016 included (i) $7.2 million income tax benefit associated with the United States Short Line Tax Credit, (ii) $4.0 million after-tax restructuring costs, primarily associated with U.K./European Operations, (iii) $1.8 million after-tax corporate development and related costs and (iv) $0.2 million after-tax gain on sale of assets.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The third quarter of 2016 included (i) $7.8 million income tax benefit associated with the United States Short Line Tax Credit, (ii) $4.3 million income tax benefit associated with a reduction in the U.K. income tax rate, (iii) $3.1 million after-tax corporate development and related costs, (iv) $0.4 million after-tax gain on sale of assets and (v) $0.2 million after-tax restructuring costs.
The fourth quarter of 2016 included (i) $21.5 million after-tax impairment and related charges related to ERS operations in Continental Europe, (ii) $16.2 million after-tax corporate development and related costs, primarily related to the P&W and GRail acquisitions, (iii) $8.6 million after-tax impairment charges related to the leases of idle excess U.K. coal railcars, (iv) $7.5 million income tax benefit associated with the United States Short Line Tax Credit, (v) $1.4 million after-tax restructuring costs, (vi) $0.8 million after-tax net loss on sale and impairment of assets and (vii) $0.5 million after-tax write-off of debt issuance costs related to the entry into a new Australian credit facility in conjunction with the GRail acquisition.
The first quarter of 2015 included (i) $11.6 million after-tax loss on the settlement of foreign currency forward purchase contracts, (ii) $9.5 million after-tax corporate development and related costs, (iii) $1.3 million after-tax non-cash write-off of deferred financing fees associated with the refinancing of the credit facility, (iv) $1.2 million after-tax Australian severance costs and (v) $0.2 million after-tax gain on sale of assets.
The second quarter of 2015 included (i) $0.5 million after-tax corporate development and related costs and (ii) $0.3 million after-tax gain on sale of assets.
The third quarter of 2015 included (i) $1.3 million after-tax corporate development and related costs, (ii) $0.9 million after-tax gain on sale of assets and (iii) $0.4 million adjustment for income tax returns from previous fiscal year.
The fourth quarter of 2015 included (i) $27.4 million income tax benefit associated with the United States Short Line Tax Credit for 2015, (ii) $9.7 million income tax benefit due to a U.K. tax rate adjustment, (iii) $1.6 million after-tax out of period impact of the final allocation of fair value to Freightliner's assets and liabilities, (iv) $1.3 million tax expense due to the application of the full year 2015 effective income tax rate to the results of the first three quarters of 2015, (v) $0.9 million after-tax Freightliner acquisition/integration related costs, (vi) $0.8 million after-tax corporate development and related costs and (vii) $0.2 million after-tax gain on sale of assets.
20. RECENTLY ISSUED ACCOUNTING STANDARDS:
Accounting Standards Not Yet Effective
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and includes the specific steps for recognizing revenue and disclosure requirements. In August 2015, the FASB issued ASU 2015-14, which approved a one-year deferral of the effective date of the new revenue recognition standard. In March 2016, the FASB issued ASU 2016-08, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, which provides clarification when identifying performance obligations and providing implementation guidance on licensing. In May 2016, the FASB issued ASU 2016-12, which clarifies the objective of the collectibility criterion. The new standards will become effective for the Company on January 1, 2018, and the Company plans to adopt the accounting standards retrospectively with the cumulative effect of initially applying the standards recognized as an adjustment to opening retained earnings at the date of initial application. The Company is currently assessing the impact of adopting this guidance for its existing portfolio of customer contracts and will continue to assess new contracts entered into prior to the adoption of the new standard. Based on its current assessment, the Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities, which requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) be measured at fair value, with subsequent changes in fair value recognized in net income. The amendments also impact certain disclosure requirements for financial instruments. The amendments will become effective for the Company beginning January 1, 2018. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will require lessees to recognize leases on their balance sheets as a right-of-use asset with a corresponding liability. Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of 12 months or less. Lessor accounting under the provisions of the standard is substantially unchanged. Additional qualitative and quantitative disclosures, including significant judgments made by management, will also be required. The new standard will become effective for the Company beginning January 1, 2019, and will require a modified retrospective transition approach and includes a number of practical expedients. Early application is permitted. The Company is currently assessing the impact of adopting this guidance on its consolidated financial statements. The Company disclosed approximately $546 million in operating lease obligations in Note 6, Property and Equipment and Leases and will evaluate those contracts as well as other existing arrangements to determine if they qualify for lease accounting under the new standard. The Company does not plan to adopt the standard early.
In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based compensation arrangements, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. The amendments will become effective for the Company beginning January 1, 2017. The adoption of this guidance could have a material impact on the Company’s consolidated financial statements as all excess tax benefits and tax deficiencies related to equity compensation will be recognized in the Company's consolidated statements of operations and consolidated statements of cash flows.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments, which provides guidance on eight targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows. The amendments will become effective for the Company January 1, 2018. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated statements of cash flows.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize the income tax consequence of an intra-entity transfer of an asset (other than inventory) when the transfer occurs rather than when the asset is sold to an outside party. The amendment will become effective for the Company beginning January 1, 2018. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash, which requires that a statement of cash flows explain the change during the period in total of cash, cash equivalents and amounts generally described as restricted cash or restricted equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The amendments will become effective for the Company beginning January 1, 2018. The Company does not expect the adoption of this guidance to have a material impact on its consolidated statements of cash flows.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments will become effective for the Company beginning January 1, 2018. The Company will take the amendments into consideration when assessing whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The amendments will become effective for the Company beginning January 1, 2020. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
21. SUBSEQUENT EVENTS:
On February 7, 2017, the Company announced it has agreed to acquire the shares of Atlantic Western Transportation, Inc., parent company of Heart of Georgia Railroad, Inc. (HOG). The acquisition is subject to customary closing conditions, including the receipt of STB approval, and is expected to be completed in the second quarter of 2017.
HOG was founded in 1999 and operates across the state of Georgia on 219 miles of track leased from the Georgia Department of Transportation. It connects with the Company’s Georgia Southwestern Railroad at Americus, Georgia, and with the Company’s Georgia Central Railway at Vidalia, Georgia. HOG serves an inland intermodal terminal at Cordele, Georgia, providing five-day/week, direct rail service via the Georgia Central Railway to the Port of Savannah for auto, agricultural products and other merchandise customers. HOG has Class I railroad connections with CSX Corp. at Cordele and with Norfolk Southern at Americus and Helena, Georgia.
HOG transports approximately 10,000 annual carloads of agricultural products, feed, fertilizer, and lumber and forest products, of which approximately 2,000 carloads are interchanged with the Company’s Georgia Central Railway. Following the acquisition, HOG will be managed as one of the Company’s Coastal Region railroads.