Form 10-Q
period 2017-03-31
GENESEE & WYOMING INC
filed 2017-05-09
CIK 1012620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-Q
________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Shares of common stock outstanding as of the close of business on May 1, 2017:

Class	Number of Shares Outstanding
Class A Common Stock	61,523,997
Class B Common Stock	758,138

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
Forward-Looking Statements
This report and other documents referred to in this report contain forward-looking statements regarding future events and the future performance of Genesee & Wyoming Inc. that are based on current expectations, estimates and projections about our industry, our business and our performance, management's beliefs and assumptions made by management. Words such as "anticipates," "intends," "plans," "believes," "could," "should," "seeks," "expects," "will," "estimates," "trends," "outlook," variations of these words and similar expressions are intended to identify these forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast, including the following: risks related to the operation of our railroads; severe weather conditions and other natural occurrences that could result in shutdowns, derailments, railroad network and port congestion or other substantial disruption of operations; customer demand and changes in our operations or loss of important customers; exposure to the credit risk of customers and counterparties; changes in commodity prices; consummation of acquisitions; economic, political and industry conditions, including employee strikes or work stoppages; retention and contract continuation; legislative and regulatory developments, including changes in environmental and other laws and regulations to which we or our customers are subject; increased competition in relevant markets; funding needs and financing sources, including our ability to obtain government funding for capital projects; international complexities of operations, currency fluctuations, finance, tax and decentralized management; challenges of managing rapid growth, including retention and development of senior leadership; unpredictability of fuel costs; susceptibility to and outcome of various legal claims, lawsuits and arbitrations; increase in, or volatility associated with, expenses related to estimated claims, self-insured retention amounts and insurance coverage limits; consummation of new business opportunities; decrease in revenues and/or increase in costs and expenses; susceptibility to the risks of doing business in foreign countries; uncertainties arising from a referendum in which voters in the United Kingdom (U.K.) approved an exit from the European Union (E.U.), commonly referred to as Brexit; our ability to integrate acquired businesses successfully or to realize the expected synergies associated with acquisitions; risks associated with our substantial indebtedness; failure to maintain satisfactory working relationships with partners in Australia; failure to maintain an effective system of internal control over financial reporting as well as disclosure controls and procedures and others including, but not limited to, those set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q, if any, and those noted in our 2016 Annual Report on Form 10-K under "Risk Factors." Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Forward-looking statements speak only as of the date of this report or as of the date they were made. We do not undertake, and expressly disclaim, any duty to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2017 and DECEMBER 31, 2016 (Unaudited)
(dollars in thousands, except per share and share amounts)

	March 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,265	$32,319
Accounts receivable, net	354,925	363,923
Materials and supplies	46,811	43,621
Prepaid expenses and other	48,265	45,475
Total current assets	488,266	485,338
PROPERTY AND EQUIPMENT, net	4,531,419	4,503,319
GOODWILL	1,149,582	1,125,596
INTANGIBLE ASSETS, net	1,495,358	1,472,376
DEFERRED INCOME TAX ASSETS, net	2,547	2,671
OTHER ASSETS, net	43,439	45,658
Total assets	$7,710,611	$7,634,958
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$49,004	$52,538
Accounts payable	254,820	266,867
Accrued expenses	145,396	159,705
Total current liabilities	449,220	479,110
LONG-TERM DEBT, less current portion	2,305,753	2,306,915
DEFERRED INCOME TAX LIABILITIES, net	1,190,655	1,162,221
DEFERRED ITEMS - grants from outside parties	301,244	301,383
OTHER LONG-TERM LIABILITIES	209,894	198,208
COMMITMENTS AND CONTINGENCIES
EQUITY:
Class A Common Stock, $0.01 par value, one vote per share; 180,000,000 shares authorized at March 31, 2017 and December 31, 2016; 74,348,967 and 74,162,972 shares issued and 61,505,278 and 61,362,665 shares outstanding (net of 12,843,689 and 12,800,307 shares in treasury) on March 31, 2017 and December 31, 2016, respectively	743	742
Class B Common Stock, $0.01 par value, ten votes per share; 30,000,000 shares authorized at March 31, 2017 and December 31, 2016; 758,138 shares issued and outstanding on March 31, 2017 and December 31, 2016	8	8
Additional paid-in capital	1,658,465	1,651,703
Retained earnings	1,712,051	1,685,813
Accumulated other comprehensive loss	(187,505)	(211,336)
Treasury stock, at cost	(235,510)	(232,348)
Total Genesee & Wyoming Inc. stockholders' equity	2,948,252	2,894,582
Noncontrolling interest	305,593	292,539
Total equity	3,253,845	3,187,121
Total liabilities and equity	$7,710,611	$7,634,958
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 and 2016 (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2017	2016
OPERATING REVENUES	$519,108	$482,616
OPERATING EXPENSES:
Labor and benefits	165,584	163,114
Equipment rents	33,871	38,430
Purchased services	51,001	46,502
Depreciation and amortization	60,774	49,330
Diesel fuel used in train operations	38,153	25,466
Electricity used in train operations	3,173	3,365
Casualties and insurance	12,543	10,120
Materials	20,546	21,591
Trackage rights	22,223	20,576
Net (gain)/loss on sale and impairment of assets	(427)	12,825
Restructuring costs	3,755	1,127
Other expenses	30,458	33,174
Total operating expenses	441,654	425,620
OPERATING INCOME	77,454	56,996
Interest income	227	75
Interest expense	(26,365)	(17,975)
Other (loss)/income, net	(2,099)	731
Income before income taxes	49,217	39,827
Provision for income taxes	(21,928)	(12,808)
Net income	$27,289	$27,019
Less: Net income attributable to noncontrolling interest	1,051	—
Net income attributable to Genesee & Wyoming Inc.	$26,238	$27,019
Basic earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:	$0.43	$0.47
Weighted average shares - Basic	61,413	57,025
Diluted earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:	$0.42	$0.47
Weighted average shares - Diluted	62,353	57,964
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2017 and 2016 (Unaudited)
(dollars in thousands)

	Three Months Ended
	March 31,
	2017	2016
NET INCOME	$27,289	$27,019
OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	36,253	31,121
Net unrealized gain/(loss) on qualifying cash flow hedges, net of tax (provision)/benefit of ($624) and $6,288, respectively	506	(9,431)
Changes in pension and other postretirement benefits, net of tax benefit/(provision) of $449 and ($520), respectively	(893)	1,923
Other comprehensive income	35,866	23,613
COMPREHENSIVE INCOME	$63,155	$50,632
Less: Comprehensive income attributable to noncontrolling interest	13,086	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO GENESEE & WYOMING INC.	$50,069	$50,632
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 and 2016 (Unaudited)
(dollars in thousands)

	Three Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,289	$27,019
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,774	49,330
Stock-based compensation	4,213	5,074
Deferred income taxes	13,572	5,029
Net (gain)/loss on sale and impairment of assets	(427)	12,825
Changes in assets and liabilities which provided/(used) cash, net of effect of acquisitions:
Accounts receivable, net	6,524	9,617
Materials and supplies	(2,140)	(1,381)
Prepaid expenses and other	(2,226)	(6,564)
Accounts payable and accrued expenses	(29,330)	(34,956)
Other assets and liabilities, net	6,767	4,048
Net cash provided by operating activities	85,016	70,041
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(34,738)	(47,912)
Grant proceeds from outside parties	4,771	16,229
Net cash provided by acquisitions	2,935	—
Insurance proceeds for the replacement of assets	1,406	2,418
Proceeds from disposition of property and equipment	928	292
Net cash used in investing activities	(24,698)	(28,973)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on revolving line-of-credit, long-term debt and capital lease obligations	(167,730)	(143,684)
Proceeds from revolving line-of-credit and long-term borrowings	112,294	104,316
Proceeds from employee stock purchases	2,348	2,668
Treasury stock purchases	(3,162)	(1,974)
Net cash used in financing activities	(56,250)	(38,674)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,878	778
INCREASE IN CASH AND CASH EQUIVALENTS	5,946	3,172
CASH AND CASH EQUIVALENTS, beginning of period	32,319	35,941
CASH AND CASH EQUIVALENTS, end of period	$38,265	$39,113
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:
The interim consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and are unaudited. They do not contain all disclosures which would be required in a full set of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, the unaudited financial statements for the three months ended March 31, 2017 and 2016 are presented on a basis consistent with the audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods presented. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The consolidated balance sheet data for 2016 was derived from the audited financial statements in the Company's 2016 Annual Report on Form 10-K, but does not include all disclosures required by U.S. GAAP.
The results of operations of the foreign entities are maintained in the local currency of the respective subsidiary and translated into United States dollars at the applicable exchange rates for inclusion in the consolidated financial statements. As a result, any appreciation or depreciation of these currencies against the United States dollar will impact the Company's results of operations.
The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2016 included in the Company's 2016 Annual Report on Form 10-K. Certain reclassifications have been made to prior period balances to conform to the current year presentation, including changes to the statement of cash flows from the adoption of the Accounting Standards Update (ASU) noted below.
In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based compensation arrangements, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. The Company elected to account for forfeitures as they occur and elected the retrospective transition method in regards to the classification of tax-related cash flows from stock-based payments. The amendment became effective for the Company on January 1, 2017 and did not have a material impact on the consolidated financial statements for the three months ended March 31, 2017. However, this guidance could have a material impact on the Company’s future consolidated financial statements, dependent upon the volatility of the Company's stock price. This price volatility could materially increase or decrease the amount of the income tax benefit related to stock compensation recognized in the consolidated statement of operations and classified as an operating activity in the consolidated statement of cash flows.
When comparing the Company's results of operations from one reporting period to another, it is important to consider that the Company has historically experienced fluctuations in revenues and expenses due to acquisitions, changing economic conditions, fluctuations in commodity prices, competitive forces, changes in foreign currency exchange rates, rail network congestion, one-time freight moves, fuel price fluctuations, customer plant expansions and shutdowns, sales of property and equipment, derailments and weather-related conditions, such as hurricanes, cyclones, tornadoes, high winds, droughts, heavy snowfall, unseasonably hot or cold weather, freezing and flooding, among other factors. In periods when these events occur, the Company's results of operations are not easily comparable from one period to another. Finally, certain of the Company's railroads have commodity shipments that are sensitive to general economic conditions, global commodity prices and foreign exchange rates, such as steel products, iron ore, paper products, lumber and forest products and agricultural products, as well as product specific market conditions, such as the availability of lower priced alternative sources of power generation (coal) and energy commodity price differentials (crude oil and natural gas liquids) or congestion at deep seaports (intermodal). Other shipments are relatively less affected by economic conditions and are more closely affected by other factors, such as winter weather (salt) and seasonal rainfall (agricultural products). As a result of these and other factors, the Company's results of operations in any reporting period may not be directly comparable to the Company's results of operations in other reporting periods.
2. CHANGES IN OPERATIONS:
North American Operations
Heart of Georgia Railroad, Inc.: On February 7, 2017, the Company announced it agreed to acquire the shares of Atlantic Western Transportation, Inc., parent company of Heart of Georgia Railroad, Inc. (HOG). The acquisition is expected to be completed in the second quarter of 2017.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

HOG was founded in 1999 and operates 219 miles of track that runs across the State of Georgia. The track is leased from the Georgia Department of Transportation. It connects with the Company’s Georgia Southwestern Railroad at Americus, Georgia, and with the Company’s Georgia Central Railway at Vidalia, Georgia. HOG serves an inland intermodal terminal at Cordele, Georgia, providing five days per week, direct rail service via the Georgia Central Railway to the Port of Savannah for auto, agricultural products and other merchandise customers. HOG has Class I railroad connections with CSX Corp. at Cordele and with Norfolk Southern at Americus and Helena, Georgia.
HOG transports approximately 10,000 annual carloads of agricultural products, feed, fertilizer, and lumber and forest products, of which approximately 2,000 carloads are interchanged with the Company’s Georgia Central Railway. Following the acquisition, HOG will be managed as one of the Company’s Coastal Region railroads within its North American Operations segment.
Providence and Worcester Railroad Company: On November 1, 2016, the Company completed the acquisition of 100% of the outstanding common stock of Providence and Worcester Railroad Company (P&W) for $25.00 per share, or $126.2 million. The Company funded the acquisition with borrowings under the Company's Second Amended and Restated Senior Secured Syndicated Credit Facility Agreement, as amended (the Credit Agreement) (see Note 5, Long-Term Debt). The results of operations from P&W have been included in the Company's consolidated statement of operations since the acquisition date within the Company's North American Operations segment. The Company incurred $2.4 million of integration costs associated with P&W during the three months ended March 31, 2017, of which $2.2 million was included within labor and benefits expense for severance costs and $0.2 million was included within other expenses in the Company's consolidated statement of operations.
P&W is headquartered in Worcester, Massachusetts, and operates in Rhode Island, Massachusetts, Connecticut and New York. P&W is contiguous with the Company’s New England Central Railroad (NECR) and Connecticut Southern Railroad (CSO). Rail service is provided by approximately 140 P&W employees with 32 locomotives across 163 miles of owned track and over approximately 350 track miles under track access agreements. P&W has exclusive freight access over Amtrak’s Northeast Corridor between New Haven, Connecticut, and Providence, Rhode Island, and track rights over Metro-North Commuter Railroad, Amtrak and CSX Corp. between New Haven, Connecticut, and Queens, New York. P&W interchanges with the Company’s NECR and CSO railroads, as well as with CSX Corp., Norfolk Southern, Pan Am Railways, Pan Am Southern, the Housatonic Railroad and the New York and Atlantic Railroad, and also connects to Canadian National and Canadian Pacific via NECR.
P&W serves a diverse mix of aggregates, auto, chemicals, metals and lumber customers in southeastern New England, handling approximately 44,000 carloads and intermodal units annually. In addition, P&W provides rail service to three ports (Providence, Davisville and New Haven) and to a United States Customs bonded intermodal terminal in Worcester, Massachusetts, that receives inbound intermodal containers for distribution in New England.
The Company accounted for the acquisition as a business combination using the acquisition method of accounting under U.S. GAAP. The acquired assets and liabilities of P&W were recorded at their acquisition-date fair values and were consolidated with those of the Company as of the acquisition date. The following acquisition-date fair values were assigned to the acquired net assets (dollars in thousands). The $27.9 million of fair value assigned to goodwill will not be deductible for tax purposes.

Amount
Cash and cash equivalents	$1,529
Accounts receivable	4,011
Materials and supplies	1,048
Prepaid expenses and other	648
Property and equipment	129,473
Goodwill	27,938
Total Assets	164,647
Accounts payable and accrued expenses	9,759
Deferred income tax liabilities, net	27,464
Other long-term liabilities	1,273
Net assets	$126,151

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Australian Operations
Glencore Rail (NSW) Pty Limited: On December 1, 2016, a subsidiary of the Company completed the acquisition of Glencore Rail (NSW) Pty Limited (GRail) for A$1.14 billion (or approximately $844.9 million at an exchange rate of $0.74 for one Australian dollar) and concurrently issued a 48.9% equity stake in G&W Australia Holdings LP (GWAHLP) (collectively, the Australia Partnership), which is the holding entity for all of the Company’s Australian businesses, including GRail, to Macquarie Infrastructure and Real Assets (MIRA), a large private-equity infrastructure investment firm. The Company, through wholly-owned subsidiaries, retained a 51.1% ownership in GWAHLP. As the Company maintained control of its Australian Operations, it will continue to consolidate 100% of the Company's Australian Operations in its financial statements and report a noncontrolling interest for MIRA’s 48.9% equity ownership. The acquisition of GRail was funded through a combination of third-party debt and contributions from the Company and MIRA in the form of equity and partner loans.
The Company and MIRA contributed a combined A$1.3 billion in the form of cash, partner loans and contributed equity, and the Company's recently established subsidiary, GWI Acquisitions Pty Ltd (GWIA), entered into a five-year A$690 million senior secured term loan facility that is non-recourse to the Company and to MIRA. The proceeds were used to acquire GRail for A$1.14 billion, repay Genesee & Wyoming Australia’s (GWA) existing A$250 million term loan (under the Company’s credit facility) and pay A$19.8 million in debt issuance costs and A$13.2 million of acquisition-related costs (collectively the GRail Transactions). The foreign exchange rate used to translate the transaction amounts to United States dollars (USD) was $0.74 for one Australian dollar (AUD).
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
The results of operations from GRail have been included in the Company's consolidated statement of operations since the December 1, 2016 acquisition date within the Company's Australian Operations segment. The Company incurred $0.1 million of integration costs associated with GRail during the three months ended March 31, 2017, which were included within other expenses in the Company's consolidated statement of operations.
The Company paid GC, the seller of GRail, A$1.14 billion in cash at closing and received A$3.8 million (or $2.9 million at the exchange rate on the date the cash was received) from the seller for the final working capital adjustment during the three months ended March 31, 2017. The Company accounted for the acquisition as a business combination using the acquisition method of accounting under U.S. GAAP. The acquired assets and liabilities of GRail were recorded at their acquisition-date fair values and were consolidated with those of the Company as of the acquisition date. The foreign exchange rate used to translate the balance sheet to United States dollars was $0.74 for one Australian dollar, the exchange rate on December 1, 2016.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following acquisition-date fair values were assigned to the acquired net assets (amounts in thousands):

	AUD		USD
Accounts receivable	A$	1,556	$1,153
Materials and supplies	411		305
Property and equipment	279,592		207,206
Goodwill	415,959		308,267
Intangible assets	635,000		470,599
Total assets	1,332,518		987,530
Accounts payable and accrued expenses	5,796		4,296
Deferred income tax liabilities, net	190,551		141,217
Net assets	A$	1,136,171	$842,017
The A$635.0 million (or $470.6 million at the exchange rate on December 1, 2016) of fair value assigned to intangible assets relates to an amortizable customer contract associated with the 20-year take-or-pay rail haulage contract with GC. The A$416.0 million (or $308.3 million at the exchange rate on December 1, 2016) of fair value assigned to goodwill will not be deductible for tax purposes.
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
On April 7, 2016, Arrium announced it had entered into voluntary administration. As a result, the Company recorded a $13.0 million non-cash charge related to the impairment of GWA's now idle rolling-stock maintenance facility, which was recorded to net (gain)/loss on sale and impairment of assets within operating expenses, which represented the entire carrying value of these assets, and an allowance for doubtful accounts charge of $8.1 million associated with accounts receivable from Arrium, which was recorded to other expenses within operating expenses, during the three months ended March 31, 2016. Also, as a result of the voluntary administration, all payments to GWA associated with the Southern Iron rail haulage agreement have ceased. GWA is in the process of redeploying rolling-stock previously used to provide service under the Southern Iron rail haulage agreement to serve other customers.
GWA continues to provide service and receive payments under the remaining rail haulage agreement to serve several iron ore mines in the Middleback Range and the Whyalla Steelworks operations, which the Company expects will represent A$40 million (or approximately $31 million at the exchange rate on March 31, 2017) of annual revenue, prospectively. Pending the outcome of the voluntary administration process, GWA could lose some or all of the revenue associated with the remaining rail haulage agreement. In the event of an adverse determination regarding the viability of the Middleback Range or the Whyalla Steelworks operations, or a termination of the remaining rail haulage agreement, all or a portion of GWA's assets deployed to provide service under this agreement, which consist largely of narrow gauge locomotives and railcars, could be redeployed elsewhere in Australia.
Pro Forma Financial Results (Unaudited)
The following table summarizes the Company's unaudited pro forma operating results for the three months ended March 31, 2016 as if the GRail Transactions had been consummated as of January 1, 2015. As such, these results include pro forma results from the GRail Transactions for the period from January 1, 2016 through March 31, 2016. The following pro forma financial information does not include the impact of any costs to integrate the operations or the impact of derivative instruments that the Company has entered into or may enter into to mitigate foreign currency or interest rate risk (dollars in thousands, except per share amounts):

Three Months Ended March 31, 2016
Operating revenues	$493,837
Net income attributable to Genesee & Wyoming Inc.	$27,268
Basic earnings per common share	$0.48
Diluted earnings per common share	$0.47

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The unaudited pro forma operating results included the acquisition of GRail adjusted, net of tax, for depreciation and amortization expense resulting from the determination of fair values of the acquired property and equipment and amortizable intangible asset, the inclusion of interest expense related to borrowings used to fund the acquisition, the amortization of debt issuance costs related to the Australian Credit Agreement, noncontrolling interest related to MIRA's 48.9% ownership and the elimination of Australia's interest expense related to debt under the Credit Agreement. Prior to the GRail acquisition, the Company's Australian subsidiary, Freightliner Australia Pty Ltd (FLA), provided rail operator services to GRail, which has been eliminated in the pro forma financial results.
The unaudited pro forma operating results for the three months ended March 31, 2016 were based on the Company's consolidated statement of operations and GRail's historical operating results for the three months ended March 31, 2016. The foreign exchange rate used to translate GRail's 2016 historical operating results to United States dollars was $0.72 for one Australian dollar (which was calculated based on the weighted average monthly exchange rates for the first three months of 2016).
The pro forma financial information does not purport to be indicative of the results that actually would have been obtained had the GRail Transactions been completed as of January 1, 2015 and for the periods presented and are not intended to be a projection of future results or trends.
U.K./European Operations
Continental Europe Intermodal Business: During 2016, the Company explored ways to enhance the long-term viability of ERS Railways B.V. (ERS), the Continental Europe intermodal business Freightliner acquired from Maersk, which the Company acquired in 2015 with the Freightliner acquisition. Due to its limited history of profitability and competitive dynamics in the market in which it operates, the Company ascribed little value to it at the time of acquisition.
Despite a significant and focused effort by the Company, the performance of ERS reached unsustainable levels during 2016. As such, a restructuring plan was initiated that includes the cessation of all "open" train services from the port of Rotterdam, the closing of the ERS offices in Rotterdam and Frankfurt and the closing of the ERS customer services function in Warsaw. The Company is in the process of redistributing ERS’s leased locomotives and railcars, which have lease termination dates ranging from 2017 to 2021. These steps will enable the Company to focus on the deep-sea intermodal sector. The Company's subsidiary, Rotterdam Rail Feeding B.V., will continue its existing services and not be affected by the restructuring of ERS.
As a result of the ERS restructuring plan, the Company recorded impairment and related charges of $21.5 million in December 2016. These charges primarily included $14.5 million for an impairment of goodwill and $4.1 million for an impairment of a customer-related intangible asset, which were both recorded to net (gain)/loss on sale and impairment of assets within operating expenses, which represented the entire carrying value of these assets. For the three months ended March 31, 2017, the Company recorded $3.1 million of restructuring costs, primarily related to severance costs. The Company expects to recognize approximately $1.0 million of additional remaining severance costs related to ERS restructuring in the three months ended June 30, 2017.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. EARNINGS PER COMMON SHARE:
The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2017	2016
Numerator:
Net income attributable to Genesee & Wyoming Inc.	$26,238	$27,019
Denominators:
Weighted average Class A common shares outstanding – Basic	61,413	57,025
Weighted average Class B common shares outstanding	758	793
Dilutive effect of employee stock-based awards	182	146
Weighted average shares – Diluted	62,353	57,964

Earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:
Basic earnings per common share	$0.43	$0.47
Diluted earnings per common share	$0.42	$0.47
The Company's weighted average basic shares outstanding for the three months ended March 31, 2017 included 4,000,000 shares as a result of the Company's public offering of Class A Common Stock on December 13, 2016.
The following total number of Class A Common Stock shares issuable under the assumed exercise of stock-based awards computed based on the treasury stock method were excluded from the calculation of diluted earnings per common share, as the effect of including these shares would have been antidilutive (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Antidilutive shares	1,094	1,254
4. ACCOUNTS RECEIVABLE:
Accounts receivable consisted of the following as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017	December 31, 2016
Accounts receivable – trade	$349,834	$353,347
Accounts receivable – grants from outside parties	7,921	10,652
Accounts receivable – insurance and other third-party claims	10,938	11,994
Total accounts receivable	368,693	375,993
Less: Allowance for doubtful accounts	(13,768)	(12,070)
Accounts receivable, net	$354,925	$363,923
During the three months ended March 31, 2017, the Company recorded a $1.5 million accounts receivable reserve associated with a Continental European intermodal customer entering into bankruptcy.
Grants from Outside Parties
The Company periodically receives grants for the upgrade and construction of rail lines and the upgrade of locomotives from federal, provincial, state and local agencies in the United States and provinces in Canada in which the Company operates. These grants typically reimburse the Company for 50% to 100% of the actual cost of specific projects. In total, the Company received grant proceeds of $4.8 million and $16.2 million for the three months ended March 31, 2017 and 2016, respectively, from such grant programs. The proceeds were presented as cash inflows from investing activities within each of the applicable periods.

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
The following table sets forth the offset to depreciation expense from the amortization of deferred grants recorded by the Company during the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended
	March 31,
	2017	2016
Amortization of deferred grants	$3,245	$2,949
Insurance and Third-Party Claims
Accounts receivable from insurance and other third-party claims at March 31, 2017 included $5.7 million from the Company's U.K./European Operations, $4.3 million from the Company's North American Operations and $0.9 million from the Company's Australian Operations. The balance from the Company's U.K./European Operations resulted primarily from the Company's anticipated insurance recoveries associated with a pre-acquisition rail-related collision in Germany in 2014. The balance from the Company's North American Operations resulted predominately from the Company's anticipated insurance recoveries associated with a 2015 trestle fire in the United States and derailments in Canada. The Company received proceeds from insurance totaling $1.4 million and $2.4 million for the three months ended March 31, 2017 and 2016, respectively.
5. LONG-TERM DEBT:
Credit Agreement
As of the March 20, 2015 closing, the Second Amended and Restated Senior Secured Syndicated Credit Facility Agreement (the Credit Agreement) was comprised of a $1,782.0 million United States term loan, an A$324.6 million (or $252.5 million at the exchange rate on March 20, 2015) Australian term loan, a £101.7 million (or $152.2 million at the exchange rate on March 20, 2015) U.K. term loan and a $625.0 million revolving credit facility. The revolving credit facility includes borrowing capacity for letters of credit and swingline loans. The stated maturity date of each of the Company's credit facilities under the Credit Agreement is March 31, 2020.
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
As a result of the Australian Reorganization, on December 1, 2016, the $625.0 million revolving credit facility under the Credit Agreement was reallocated and includes flexible sub-limits for revolving loans denominated in United States dollars, British pounds, Canadian dollars and Euros and provides for the ability to reallocate commitments among the sub-limits, provided that the total amount of all British pound, Canadian dollar, Euro or other designated currencies sub-limits cannot exceed a combined $500.0 million. The Company also repaid in full the outstanding Australian term loan of A$250.0 million (or $185.3 million at the exchange rate on December 1, 2016 when the payment was made).
During the three months ended March 31, 2017, the Company made prepayments on its United States term loan of $45.8 million. The Company also made scheduled quarterly principal payments of $4.3 million on the United States term loan and £1.3 million (or $1.6 million at the exchange rate on the date the payment was made) on its U.K. term loan.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The United States dollar-denominated and the British pound-denominated term loans began to amortize in quarterly installments during the three months ended September 30, 2016, with the remaining principal balance payable upon maturity, as set forth below (amounts in thousands):

	Quarterly Payment Date	Principal Amount Due on Each Payment Date
United States dollar:	June 30, 2017 through June 30, 2018	$2,441
	September 30, 2018 through December 31, 2019	$4,882
	Maturity date - March 31, 2020	$1,336,500

British pound:	June 30, 2017 through June 30, 2018	£1,271
	September 30, 2018 through December 31, 2019	£2,542
	Maturity date - March 31, 2020	£75,532
As of March 31, 2017, the Company had the following outstanding term loans under its Credit Agreement (amounts in thousands, except percentages):

	Local Currency	United States Dollar Equivalent	Interest Rate
United States dollar	$1,378,000	$1,378,000	2.98%
British pound	£97,139	$121,832	2.26%
The Company's availability to draw from the unused borrowing capacity is subject to covenant limitations as discussed below. As of March 31, 2017, the Company had the following unused borrowing capacity under its revolving credit facility (dollars in thousands):

2017
Total available borrowing capacity	$625,000
Outstanding revolving loans	$96,808
Outstanding letter of credit guarantees	$2,582
Unused borrowing capacity	$525,610
As of March 31, 2017, the Company had the following outstanding revolving loans under its revolving credit facility (amounts in thousands, except percentages):

	Local Currency		United States Dollar Equivalent	Interest Rate
British pound (swingline loan)		£11,000	$13,796	2.22%
British pound		£37,000	$46,405	2.26%
Canadian dollar	C$	8,000	$6,014	2.89%
Euro		€28,600	$30,593	2.00%
As of March 31, 2017, the Company was in compliance with the covenants under the Credit Agreement, as amended by Amendment No. 1 and Amendment No. 2 (the Amendments), including the maximum senior secured leverage ratio covenant noted above.

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
On November 9, 2012, the Company entered into multiple 10-year forward starting interest rate swap agreements to manage the exposure to changes in interest rates on the Company's variable rate debt. On September 30, 2016, the Company amended its forward starting swaps, which included moving the mandatory settlement date from September 30, 2016 to September 30, 2026, changing from 3-month LIBOR to 1-month LIBOR and adjusting the fixed rate. The amended forward starting swaps continue to qualify for hedge accounting. In addition, it remains probable that the Company will either issue $300.0 million of fixed-rate debt or have $300.0 million of variable-rate debt under the Company's commercial banking lines throughout the term of the outstanding swap agreements. The Company expects to amortize any gains or losses on the settlements over the life of the respective swap.
The fair values of the Company's interest rate swap agreements were estimated based on Level 2 inputs. The Company's effectiveness testing during the three months ended March 31, 2017 and 2016 resulted in no amount of gain or loss reclassified from accumulated other comprehensive loss into earnings due to ineffectiveness. During the three months ended March 31, 2017 and 2016, $0.4 million and $0.3 million, respectively, of existing net losses were realized and recorded as interest expense in the consolidated statements of operations. Based on the Company's fair value assumptions as of March 31, 2017, it expects to realize $2.0 million of existing net losses that are reported in accumulated other comprehensive loss into earnings within the next 12 months. See Note 11, Accumulated Other Comprehensive Loss, for additional information regarding the Company's cash flow hedges.
Foreign Currency Exchange Rate Risk
As of March 31, 2017, the Company's foreign subsidiaries had $997.1 million of third-party debt, including capital leases, denominated in the local currencies in which the Company's foreign subsidiaries operate, including the Australian dollar, the British pound, the Canadian dollar and the Euro. The debt service obligations associated with this foreign currency debt are generally funded directly from those foreign operations. As a result, foreign currency risk related to this portion of the Company's debt service payments is limited. However, in the event the foreign currency debt service is not paid by the Company's foreign subsidiaries and is paid by its United States subsidiaries, the Company may face exchange rate risk if the Australian dollar, the British pound, the Canadian dollar or the Euro were to appreciate relative to the United States dollar and require higher United States dollar equivalent cash.

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
On March 25, 2015, the Company closed on the Freightliner acquisition and paid cash consideration of £492.1 million (or $733.0 million at the exchange rate on March 25, 2015). The Company financed the acquisition through a combination of available cash and borrowings under the Company's Credit Agreement. A portion of the funds were transferred from the United States to the U.K. through an intercompany loan with a notional amount of £120.0 million (or $181.0 million at the exchange rate on the effective date of the loan) and accrued interest as of March 31, 2017 of £15.5 million (or $19.4 million at the exchange rate on March 31, 2017), each of which are expected to remain until maturity of the loan. To mitigate the foreign currency exchange rate risk related to this non-functional currency intercompany loan and the related interest, the Company entered into British pound forward contracts, which are accounted for as cash flow hedges.
The fair values of the Company's British pound forward contracts were estimated based on Level 2 inputs. The Company's effectiveness testing during the three months ended March 31, 2017 and 2016 resulted in no amount of gain or loss reclassified from accumulated other comprehensive loss into earnings due to ineffectiveness. During the three months ended March 31, 2017, $0.1 million of net gains was recorded as interest income in the consolidated statements of operations. Based on the Company's fair value assumptions as of March 31, 2017, it expects to realize $0.5 million of existing net gains that are reported in accumulated other comprehensive loss into earnings within the next 12 months. See Note 11, Accumulated Other Comprehensive Loss, for additional information regarding the Company's cash flow hedges.
The following table summarizes the Company's outstanding British pound forward contracts (British pounds in thousands):

Effective Date	Settlement Date	Notional Amount	Exchange Rate
3/25/2015	3/31/2020	£60,000	1.51
3/25/2015	3/31/2020	£60,000	1.50
6/30/2015	3/31/2020	£2,035	1.57
9/30/2015	3/31/2020	£1,846	1.51
12/31/2015	3/31/2020	£1,873	1.48
3/31/2016	3/31/2020	£1,881	1.45
6/30/2016	3/31/2020	£1,909	1.35
9/30/2016	3/31/2020	£1,959	1.33
12/31/2016	3/31/2020	£1,989	1.28
3/31/2017	3/31/2020	£1,975	1.30

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On December 1, 2016, GWAHLP and the Company's subsidiary, GWI Holding B.V. (GWBV), entered into an A$248.9 million non-recourse subordinated partner loan agreement (GRail Intercompany Loan), which loan is eliminated in consolidation. GWBV used the proceeds from this loan to fund a portion of the acquisition of GRail. To mitigate the foreign currency exchange rate risk related to the non-functional currency intercompany loan, the Company entered into two Euro/Australian dollar floating-to-floating cross-currency swap agreements (the Swaps) on December 22, 2016, which effectively convert the A$248.9 million intercompany loan receivable in the Netherlands into a €171.7 million loan receivable. These agreements do not qualify as hedges for accounting purposes and, accordingly, mark-to-market changes in the fair value of the Swaps relative to the underlying GRail Intercompany Loan will be recorded over the life of the agreements, which expire on June 30, 2019. The first swap requires the Company to pay Australian dollar BBR plus 4.50% based on a notional amount of A$123.9 million and allows the Company to receive EURIBOR plus 2.68% based on a notional amount of €85.5 million on a semi-annual basis. EURIBOR is the Euro Interbank Offered Rate, which the Company believes is generally considered the Euro equivalent to LIBOR. The second swap requires the Company to pay Australian dollar BBR plus 4.50% based on a notional amount of A$125.0 million and allows the Company to receive EURIBOR plus 2.90% based on a notional amount of €86.3 million on a semi-annual basis. As a result of the mark-to-market impact of the GRail Intercompany Loan compared to the Swaps, the Company realized a net expense of $2.9 million within other (loss)/income, net for the three months ended March 31, 2017. Over the life of the Swaps, the Company expects the cumulative impact of net gains and losses from the GRail Intercompany Loan and Swaps to be approximately zero.
The following table summarizes the fair value of the Company's derivative instruments recorded in the consolidated balance sheets as of March 31, 2017 and December 31, 2016 (dollars in thousands):

		Fair Value
	Balance Sheet Location	March 31, 2017	December 31, 2016
Asset Derivatives:
Derivatives designated as hedges:
British pound forward contracts	Other assets, net	$24,570	$26,359
Total derivatives designated as hedges		$24,570	$26,359
Derivatives not designated as hedges:
Cross-currency swap contract	Prepaid expenses and other	$—	$174
Cross-currency swap contract	Other assets, net	—	506
Total derivatives not designated as hedges		$—	$680

Liability Derivatives:
Derivatives designated as hedges:
Interest rate swap agreements	Accrued expenses	$1,952	$1,747
Interest rate swap agreements	Other long-term liabilities	13,168	13,411
British pound forward contracts	Other long-term liabilities	51	17
Total derivatives designated as hedges		$15,171	$15,175
Derivatives not designated as hedges:
Cross-currency swap contract	Accrued expenses	$3,888	$—
Cross-currency swap contract	Other long-term liabilities	6,305	—
Total derivatives not designated as hedges		$10,193	$—

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table shows the effect of the Company's derivative instruments designated as cash flow hedges for the three months ended March 31, 2017 and 2016 in other comprehensive income (OCI) (dollars in thousands):

	Total Cash Flow Hedge OCI Activity, Net of Tax
	Three Months Ended
	March 31,
	2017	2016
Derivatives Designated as Cash Flow Hedges:
Effective portion of net changes in fair value recognized in OCI, net of tax:
Interest rate swap agreements	$(123)	$(9,302)
British pound forward contracts, net (a)	629	(129)
	$506	$(9,431)

(a)
The three months ended March 31, 2017 represents a net gain of $1.6 million for the mark-to-market of the U.K. intercompany loan, partially offset by a net loss of $1.0 million for the mark-to-market of the British pound forward contracts. The three months ended March 31, 2016 represents a net loss of $2.6 million for the mark-to-market of the U.K. intercompany loan, partially offset by a net gain of $2.5 million for the mark-to-market of the British pound forward contracts.

The following table shows the effect of the Company's derivative instruments not designated as hedges for the three months ended March 31, 2017 and 2016 in the consolidated statements of operations (dollars in thousands):

		Amount Recognized in Earnings
		Three Months Ended
	Location of Amount Recognized in Earnings	March 31,
		2017	2016
Derivative Instruments Not Designated as Hedges:
Cross-currency swap agreements, net (a)	Other (loss)/income, net	$(2,859)	$—
		$(2,859)	$—

(a)
The three months ended March 31, 2017 represents a net loss of $10.9 million for the mark-to-market of the Swaps, partially offset by a net gain of $8.0 million for the mark-to-market of the GRail Intercompany Loan.

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
The Company's recurring fair value measurements using significant unobservable inputs (Level 3) relate solely to the Company's deferred consideration from the Freightliner acquisition in 2015. The fair value of the deferred consideration liability was estimated by discounting, to present value, contingent payments expected to be made.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Financial Instruments Carried at Historical Cost: Since the Company's long-term debt is not actively traded, fair value was estimated using a discounted cash flow analysis based on Level 2 valuation inputs, including borrowing rates the Company believes are currently available to it for loans with similar terms and maturities.
The following table presents the Company's financial instruments carried at fair value using Level 2 inputs as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017	December 31, 2016
Financial instruments carried at fair value using Level 2 inputs:
Financial assets carried at fair value:
British pound forward contracts	$24,570	$26,359
Cross-currency swap contracts	—	680
Total financial assets carried at fair value	$24,570	$27,039
Financial liabilities carried at fair value:
Interest rate swap agreements	$15,120	$15,158
British pound forward contracts	51	17
Cross-currency swap contracts	10,193	—
Total financial liabilities carried at fair value	$25,364	$15,175
The following table presents the Company's financial instrument carried at fair value using Level 3 inputs as of March 31, 2017 and December 31, 2016 (amounts in thousands):

	March 31, 2017		December 31, 2016
	GBP	USD	GBP	USD
Financial instrument carried at fair value using Level 3 inputs:
Financial liabilities carried at fair value:
Accrued deferred consideration	£26,477	$33,208	£25,882	$31,933
The Company's recurring fair value measurements using significant unobservable inputs (Level 3) relate solely to the Company's deferred consideration from the Freightliner acquisition in 2015. At the date of acquisition, this contingent liability represented the aggregate fair value of the shares transferred to the Company by the Management Shareholders in exchange for the right to receive cash consideration for the representative economic interest of approximately 6% in Freightliner in the future (deferred consideration). Each of the Management Shareholders may elect to receive one third of their respective deferred consideration valued as of March 31, 2018, 2019 and 2020. The remaining portion of the deferred consideration will be valued as of March 31, 2020 and paid by the end of 2020.
The contingent liability is adjusted each period to represent the fair value of the deferred consideration as of the balance sheet date. To do so, the Company recalculates the estimated fair value of the deferred consideration in each reporting period until it is paid in full by using a contractual formula designed to estimate the economic value of the Management Shareholders' retained interest in a manner consistent with that used to derive the Freightliner acquisition price per share on the acquisition date. This calculation effectively represents the present value of the expected payment to be made upon settlement of the deferred consideration. Accordingly, such recalculations will reflect both the impact of the time value of money and the impact of changes in the expected future performance of the acquired business, as applicable. During the three months ended March 31, 2017, the Company recognized $0.7 million through other expenses within the Company's consolidated statements of operations as a result of the change in the estimated fair value of the deferred consideration, which primarily represented the time value of money. The Company expects to recognize future changes in the contingent liability for the estimated fair value of the deferred consideration through other expenses within the Company's consolidated statement of operations. These future changes in the estimated fair value of the deferred consideration are not expected to be deductible for tax purposes.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the carrying value and fair value using Level 2 inputs of the Company's financial instruments carried at historical cost as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities carried at historical cost:
United States term loan	$1,366,922	$1,373,806	$1,415,873	$1,422,512
U.K. term loan	119,969	121,860	121,149	121,594
Australian Credit Agreement	509,951	522,689	484,703	501,909
Partner Loan Agreement	182,061	183,472	172,154	171,435
Revolving credit facility	92,212	96,953	74,297	81,192
Other debt	2,861	2,860	4,882	4,889
Total	$2,273,976	$2,301,640	$2,273,058	$2,303,531
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
The following tables summarize the components of the Pension Program related to the net benefit costs recognized in labor and benefits in the Company's consolidated statements of operations for the three months ended March 31, 2017 and 2016 (amounts in thousands):

	Three Months Ended March 31,
	2017		2016
	GBP	USD	GBP	USD
Service cost	£2,988	$3,688	£2,395	$3,427
Interest cost	1,978	2,441	2,227	3,188
Expected return on plan assets	(3,307)	(4,082)	(2,847)	(4,074)
Net periodic benefit cost	£1,659	$2,047	£1,775	$2,541
During the three months ended March 31, 2017, the Company contributed £1.5 million (or $1.9 million at the March 31, 2017 exchange rate) to fund the Pension Program. The Company expects to contribute £5.6 million (or $7.0 million at the March 31, 2017 exchange rate) to the Pension Program for the remainder of 2017. The Pension Program's assets may undergo significant changes over time as a result of market conditions. In the event that the Pension Program's projected assets and liabilities reveal additional funding requirements, the shared cost arrangement generally means that the Company will be required to pay 60% of any additional contributions, with active members contributing the remaining 40%, in each case over an agreed recovery period. If the Pension Program was to be terminated and wound up, any deficit would fall entirely on the Company and could not be shared with active members. Currently, the Company has no intention of terminating the Pension Program.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

9. INCOME TAXES:
The Company's effective income tax rate for the three months ended March 31, 2017 was 44.6%, compared with 32.2% for the three months ended March 31, 2016. The higher effective income tax rate for the three months ended March 31, 2017 was primarily driven by an income tax benefit of $6.3 million recorded in the three months ended March 31, 2016 associated with the now expired United States Short Line Tax Credit. In addition, the Company's provision for income taxes for the three months ended March 31, 2017 included the recording of a valuation allowance of €1.6 million (or $1.7 million at the average exchange rate on March 31, 2017) associated with tax losses in the Netherlands primarily driven by losses at ERS. The Company's provision for income taxes for the three months ended March 31, 2016 also included the recording of a valuation allowance of A$2.6 million (or $2.0 million at the average exchange rate in March of 2016) associated with the impairment of GWA's now idle rolling-stock maintenance facility that was formerly used in connection with the Southern Iron rail haulage agreement (see Note 2, Changes in Operations).
The United States Short Line Tax Credit is an income tax track maintenance credit for Class II and Class III railroads to reduce their federal income tax based on qualified railroad track maintenance expenditures. Qualified expenditures include amounts incurred for maintaining track, including roadbed, bridges and related track structures owned or leased by a Class II or Class III railroad. The credit is equal to 50% of the qualified expenditures, subject to an annual limitation of $3,500 multiplied by the number of miles of railroad track owned or leased by the Class II or Class III railroad as of the end of its tax year. The United States Short Line Tax Credit was initially enacted for a three year period, 2005 through 2007, and was subsequently extended a series of times following expiration and on a retroactive basis, with the last extension expiring on December 31, 2016.
10. COMMITMENTS AND CONTINGENCIES:
From time to time, the Company is a defendant in certain lawsuits resulting from the Company's operations in the ordinary course as the nature of the Company's business exposes it to the potential for various claims and litigation, including those related to property damage, personal injury, freight loss, labor and employment, environmental and other matters. The Company maintains insurance policies to mitigate the financial risk associated with such claims. However, any material changes to pending litigation or a catastrophic rail accident or series of accidents involving material freight loss or property damage, personal injuries or environmental liability or other claims or disputes that are not covered by insurance could have a material adverse effect on the Company's results of operations, financial condition and liquidity.

In November 2014, the Company received a notice from the United States Environmental Protection Agency (EPA) requesting information under the Clean Water Act related to the discharge of crude oil as a result of a derailment of an Alabama & Gulf Coast Railway LLC (AGR) freight train in November 2013 in the vicinity of Aliceville, Alabama. A fine associated with the contamination has not yet been assessed and is not estimable.

The Company is also involved in several arbitrations related to contractual disputes that are not covered by insurance. In March 2017, CSX Transportation, Inc. (CSXT) initiated arbitration against several of the Company’s subsidiaries associated with freight revenue factors (or divisions) under certain operating agreements associated with leased railroads. CSXT is seeking to reduce certain of the Company's freight revenue factors for the time period after August 21, 2016. In an unrelated matter, on May 3, 2017, the AGR initiated arbitration related to the collection of outstanding liquidated damages under a volume commitment (or take-or-pay) contract with a customer. The obligations of the customer under the volume commitment contract are supported by a parent company guaranty. Although the Company believes it has meritorious defenses against the CSXT claims, and that it will prevail in the collection of the outstanding liquidated damages, arbitration is inherently uncertain and it is possible that an unfavorable ruling could have adverse effect on the Company's results of operations, financial condition and liquidity.
Management believes there are adequate provisions in the financial statements for any probable liabilities that may result from disposition of the pending lawsuits and the aforementioned arbitrations. Based upon currently available information, the Company does not believe it is reasonably possible that any such lawsuit or arbitration would be material to the Company's results of operations or have a material adverse effect on the Company's financial position or liquidity.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

11. ACCUMULATED OTHER COMPREHENSIVE LOSS:
The following tables set forth the components of accumulated other comprehensive loss attributable to Genesee & Wyoming Inc. included in the consolidated balance sheets and consolidated statements of comprehensive income (dollars in thousands):

	Foreign Currency Translation Adjustment	Defined Benefit Plans		Net Unrealized Gain/(Loss) on Cash Flow Hedges		Accumulated Other Comprehensive Loss
Balance, December 31, 2016	$(177,662)	$(19,948)		$(13,726)		$(211,336)
Other comprehensive income/(loss) before reclassifications	23,630	(931)		1,285		23,984
Amounts reclassified from accumulated other comprehensive loss, net of tax (provision)/benefit of $(20) and $120, respectively	—	38	(a)	(191)	(b)	(153)
Current period change	23,630	(893)		1,094		23,831
Balance, March 31, 2017	$(154,032)	$(20,841)		$(12,632)		$(187,505)

	Foreign Currency Translation Adjustment	Defined Benefit Plans		Net Unrealized Gain/(Loss) on Cash Flow Hedges		Accumulated Other Comprehensive Loss
Balance, December 31, 2015	$(156,146)	$11,005		$(8,316)		$(153,457)
Other comprehensive income/(loss) before reclassifications	31,121	—		(9,261)		21,860
Amounts reclassified from accumulated other comprehensive loss, net of tax (provision)/benefit of $(520) and $113, respectively	—	1,923	(a)	(170)	(b)	1,753
Current period change	31,121	1,923		(9,431)		23,613
Balance, March 31, 2016	$(125,025)	$12,928		$(17,747)		$(129,844)

(a)	Existing net gains realized were recorded in labor and benefits on the consolidated statements of operations.

(b)	Existing net losses realized were recorded in interest expense on the consolidated statements of operations (see Note 6, Derivative Financial Instruments).
Comprehensive Income Attributable to Noncontrolling Interest
The following table sets forth comprehensive income attributable to noncontrolling interest for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Net income attributable to noncontrolling interest	$1,051	$—
Other comprehensive income/(loss):
Foreign currency translation adjustment	12,623	—
Net unrealized loss on qualifying cash flow hedges, net of tax benefit of $252	(588)	—
Comprehensive income attributable to noncontrolling interest	$13,086	$—

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

12. STOCKHOLDERS' EQUITY
The following table reconciles the beginning and end of the period equity balance attributable to Genesee & Wyoming Inc. and to noncontrolling interest (dollars in thousands):

	Genesee & Wyoming Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2016	$2,894,582	$292,539	$3,187,121
Net income	26,238	1,051	27,289
Other comprehensive income	23,831	12,035	35,866
Adjustments to additional paid-in capital for stock-based compensation and exercise of stock options	3,601	—	3,601
Other	—	(32)	(32)
Balance, March 31, 2017	$2,948,252	$305,593	$3,253,845
13. SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
As of March 31, 2017 and 2016, the Company had outstanding receivables from outside parties for the funding of capital expenditures of $7.9 million and $13.7 million, respectively. At March 31, 2017 and 2016, the Company also had $10.7 million and $15.4 million, respectively, of purchases of property and equipment that were not paid and, accordingly, were accrued in accounts payable in the normal course of business.
14. SEGMENT INFORMATION:
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
The following table reflects the average exchange rates used to translate the foreign entities respective local currency results of operations into United States dollars for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
United States dollar per Australian dollar	$0.76	$0.72
United States dollar per British pound	$1.24	$1.43
United States dollar per Canadian dollar	$0.76	$0.73
United States dollar per Euro	$1.07	$1.10

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables set forth selected financial data for the Company's reportable segments for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended March 31, 2017
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$238,281	$60,874	$78,590	$377,745
Freight-related revenues	65,345	11,709	42,283	119,337
All other revenues	15,850	1,324	4,852	22,026
Total operating revenues	$319,476	$73,907	$125,725	$519,108
Operating income/(loss)	$67,570	$17,159	$(7,275)	$77,454
Depreciation and amortization	$38,867	$15,192	$6,715	$60,774
Interest expense, net	$10,551	$13,987	$1,600	$26,138
Provision for/(benefit from) income taxes	$22,074	$861	$(1,007)	$21,928
Expenditures for additions to property & equipment, net of grants from outside parties	$24,215	$1,462	$4,290	$29,967

	Three Months Ended March 31, 2016
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$221,825	$24,777	$79,812	$326,414
Freight-related revenues	61,525	25,490	46,443	133,458
All other revenues	16,428	1,531	4,785	22,744
Total operating revenues	$299,778	$51,798	$131,040	$482,616
Operating income/(loss)	$69,978	$(11,751)	$(1,231)	$56,996
Depreciation and amortization	$36,189	$6,656	$6,485	$49,330
Interest expense, net	$10,465	$2,395	$5,040	$17,900
Provision for/(benefit from) income taxes	$16,009	$(2,525)	$(676)	$12,808
Expenditures for additions to property & equipment, net of grants from outside parties	$25,416	$867	$5,400	$31,683
The following tables set forth the property and equipment recorded in the consolidated balance sheets for the Company's reportable segments as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Property and equipment, net	$3,586,131	$662,839	$282,449	$4,531,419

	December 31, 2016
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Property and equipment, net	$3,590,625	$634,148	$278,546	$4,503,319

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

15. RECENTLY ISSUED ACCOUNTING STANDARDS:
Accounting Standards Not Yet Effective
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and includes the specific steps for recognizing revenue and disclosure requirements. In August 2015, the FASB issued ASU 2015-14, which approved a one-year deferral of the effective date of the new revenue recognition standard. In March 2016, the FASB issued ASU 2016-08, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, which provides clarification when identifying performance obligations and providing implementation guidance on licensing. In May 2016, the FASB issued ASU 2016-12, which clarifies the objective of the collectibility criterion. The new standards will become effective for the Company on January 1, 2018, and the Company plans to adopt the accounting standards on a modified retrospective basis with the cumulative effect of initially applying the standards recognized as an adjustment to opening retained earnings at January 1, 2018. The Company is currently assessing the impact of adopting this guidance for its existing portfolio of customer contracts and will continue to assess new contracts entered into prior to the adoption of the new standard. Based on its current assessment, the Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will require lessees to recognize leases on their balance sheets as a right-of-use asset with a corresponding liability. Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of 12 months or less. Additional qualitative and quantitative disclosures, including significant judgments made by management, will also be required. The new standard will become effective for the Company beginning January 1, 2019, and will require a modified retrospective transition approach. Early application is permitted. The Company is currently assessing the impact of adopting this guidance on its consolidated financial statements. At December 31, 2016, the Company disclosed approximately $546 million in aggregate future minimum operating lease payments and will evaluate those contracts as well as other existing arrangements to determine if they qualify for lease accounting under the new standard and will assess new contracts entered into prior to the adoption of the new standard. The Company does not plan to adopt the standard early.
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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash, which requires that a statement of cash flows explain the change during the period in total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The amendments will become effective for the Company beginning January 1, 2018. The Company does not expect the adoption of this guidance to have a material impact on its consolidated statements of cash flows.
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
In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of the net benefit cost are required to be presented in the statement of operations separately from the service cost component and outside a subtotal of operating income, if one is presented. The amendments will become effective for the Company beginning after January 1, 2018. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
16. SUBSEQUENT EVENTS:
Acquisition of Pentalver Transport Limited
On May 3, 2017, the Company's subsidiary, GWI UK Acquisition Company Limited, purchased for cash all of the issued share capital of Pentalver Transport Limited (Pentalver) from a subsidiary of APM Terminals (a subsidiary of A P Møller-Maersk A/S) for £97.7 million (or approximately $126.2 million at the exchange rate on May 3, 2017).
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
Pentalver’s operations are complementary to those of the Company's Freightliner subsidiary, which is the largest provider of maritime container transportation by rail in the U.K. The logistics of maritime container transportation in the U.K. are highly competitive, whether by road, rail or short-sea, with a premium placed on timely, efficient and safe service. The Company expects that the Pentalver acquisition will enable it to (i) enhance its U.K. services by providing rail and road transportation solutions, as well as offering storage options at the ports and inland, and (ii) unlock efficiencies from shared services and enhanced asset utilization from Pentalver’s trucking fleet and Freightliner’s existing fleet of approximately 250 trucks that currently provide local collection and delivery haulage from Freightliner’s inland terminals. With approximately 600 employees, Pentalver will operate as part of the Company’s U.K./Europe Region.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion should be read in conjunction with our consolidated financial statements, related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our 2016 Annual Report on Form 10-K. When comparing our results of operations from one reporting period to another, it is important to consider that we have historically experienced fluctuations in revenues and expenses due to acquisitions, changing economic conditions, commodity prices, competitive forces, changes in foreign currency exchange rates, rail network congestion, one-time freight moves, fuel price fluctuations, customer plant expansions and shutdowns, sales of property and equipment, derailments and weather-related conditions, such as hurricanes, cyclones, tornadoes, high winds, droughts, heavy snowfall, unseasonably hot or cold weather, freezing and flooding, among other factors. In periods when these events occur, our results of operations are not easily comparable from one period to another. Finally, certain of our railroads have commodity shipments that are sensitive to general economic conditions, global commodity prices and foreign exchange rates, such as steel products, iron ore, paper products, lumber and forest products and agricultural products, as well as product specific market conditions, such as the availability of lower priced alternative sources of power generation (coal) and energy commodity price differentials (crude oil and natural gas liquids) or congestion at deep seaports (intermodal). Other shipments are relatively less affected by economic conditions and are more closely affected by other factors, such as winter weather (salt) and seasonal rainfall (agricultural products). As a result of these and other factors, our results of operations in any reporting period may not be directly comparable to our results of operations in other reporting periods. When we discuss foreign exchange impact, we are referring to the change in our results due to the change in foreign currency exchange rates. We calculate foreign exchange impact by comparing the prior period results translated from local currency to United States dollars using current period exchange rates to the prior period results in United States dollars as reported. Constant currency, which is a non-GAAP measure, reflects the prior period results translated at the current period exchange rates. When we discuss results from existing operations or same railroad operations, we are referring to the change in our results, period-over-period, associated with operations that we managed in both periods (i.e., excluding the impact of acquisitions).
Overview
We own or lease 122 freight railroads worldwide that are organized in 10 operating regions with approximately 7,300 employees and more than 3,000 customers.
The financial results of our 10 operating regions are reported in the following three reportable segments:

•	North America Operations: Our eight North American regions serve 41 U.S. states and four Canadian provinces and include 115 short line and regional freight railroads with more than 13,000 track-miles.

•
Australia Operations: Our Australia Region provides rail freight services in New South Wales, including in the Hunter Valley coal supply chain, the Northern Territory and South Australia, including operating the 1,400-mile Tarcoola-to-Darwin rail line. As of December 1, 2016, our Australia Region is 51.1% owned by us and 48.9% owned by a consortium of funds and clients managed by Macquarie Infrastructure and Real Assets (MIRA).

•
U.K./Europe Operations: Our U.K./European Region is led by Freightliner Group Limited (Freightliner), the United Kingdom's (U.K.) largest rail maritime intermodal operator and the second-largest rail freight company. Operations also include heavy-haul in Poland and Germany, intermodal services connecting Northern European seaports with key industrial regions in Germany, and regional rail services in the Netherlands and Belgium.

Recent Developments
Pentalver Transport Limited: On May 3, 2017, our subsidiary, GWI UK Acquisition Company Limited, purchased for cash all of the issued share capital of Pentalver Transport Limited (Pentalver) from a subsidiary of APM Terminals (a subsidiary of A P Møller-Maersk A/S) for £97.7 million (or approximately $126.2 million at the exchange rate on May 3, 2017). For additional information regarding Pentalver, see Note 16, Subsequent Events, to our Consolidated Financial Statements.
Overview of Three-Month Results
Consolidated Results
Our operating revenues increased $36.5 million, or 7.6%, to $519.1 million for the three months ended March 31, 2017, compared with $482.6 million for the three months ended March 31, 2016. Operating income for the three months ended March 31, 2017 was $77.5 million, compared with $57.0 million for the three months ended March 31, 2016. Our operating ratio, defined as operating expenses divided by operating revenues, was 85.1% for the three months ended March 31, 2017, compared with 88.2% for the three months ended March 31, 2016.
Net income attributable to G&W for the three months ended March 31, 2017 was $26.2 million, compared with net income of $27.0 million for the three months ended March 31, 2016. Our diluted earnings per common share (EPS) attributable to G&W for the three months ended March 31, 2017 were $0.42 with 62.4 million weighted average shares outstanding, compared with diluted EPS of $0.47 with 58.0 million weighted average shares outstanding for the three months ended March 31, 2016.
Impact of GRail Acquisition on our Financial Presentation
Our Australian business underwent a transformational change on December 1, 2016, with the acquisition of Glencore Rail (NSW) Pty Limited (GRail) and the formation of the Australia Partnership, which we control through our 51.1% interest. The GRail acquisition significantly expanded our operations in New South Wales. In conjunction with the GRail acquisition that closed on December 1, 2016, we issued a 48.9% equity stake in our Australian subsidiary, G&W Australia Holdings LP (GWAHLP) to MIRA. We retained a 51.1% controlling interest in GWAHLP and continue to consolidate 100% of our Australian Operations in our financial statements and report a noncontrolling interest for MIRA’s 48.9% equity ownership. As a result, our operating revenues and operating income for the three months ended March 31, 2017 includes 100% of our Australian business, while net income attributable to G&W reflects our 51.1% ownership position in our Australian business.
Prior to the GRail acquisition, our Australian subsidiary, Freightliner Australia Pty Ltd (FLA), provided rail operator services to GRail, which were recorded as freight-related revenues. These freight-related services continued post acquisition, but are now eliminated in consolidation. Revenues from the GRail acquisition are now included in G&W’s consolidated freight revenues from new operations.
We financed a portion of the GRail acquisition with an A$248.9 million intercompany loan (GRail Intercompany Loan). To mitigate the foreign currency exchange rate risk related to this non-functional currency intercompany loan, we entered into two cross-currency swap agreements (the Swaps). These agreements do not qualify as hedges for accounting purposes and, accordingly, mark-to-market changes in the fair value of the Swaps relative to the underlying GRail intercompany loan will be recorded to earnings over the life of the agreements, which expire on June 30, 2019. Our results for the three months ended March 31, 2017 included a $2.9 million loss from the mark-to-market impact of the GRail Intercompany Loan compared to the cross-currency swaps ($2.9 million after-tax, or $0.05 per diluted share). Over the life of the Swaps, we expect the cumulative impact of net gains and losses from the intercompany loan and swaps to be approximately zero. For additional information regarding the Swaps, see Note 6, Derivative Financial Instruments to our Consolidated Financial Statements.

Items Affecting Comparability
Our results for the three months ended March 31, 2017 and 2016 included certain items affecting comparability between the periods that are set forth below (dollars in millions, except per share amounts):

	Income/(Loss) Before Taxes Impact	After-Tax Net Income/(Loss) Attributable to G&W Impact	Diluted Earnings/(Loss) Per Common Share Attributable to G&W Impact
Three Months Ended March 31, 2017
Corporate development and related costs	$(5.4)	$(3.2)	$(0.05)
Restructuring costs	$(3.8)	$(3.5)	$(0.06)

Three Months Ended March 31, 2016
Australia impairment and related costs	$(21.1)	$(16.8)	$(0.29)
Corporate development and related costs	$(0.5)	$(0.3)	$—
Restructuring costs	$(1.1)	$(0.8)	$(0.01)
Q1 2016 Short Line Tax Credit	$—	$6.3	$0.11
For the three months ended March 31, 2017, our results included corporate development and related costs of $5.4 million, about half of which related to the Providence and Worcester Railroad Company (P&W) integration and the remainder to other corporate development activities, as well as restructuring costs of $3.8 million, primarily related to severance costs associated with our previously announced restructuring of ERS Railways B.V. (ERS).
For the three months ended March 31, 2016, our results included Australia impairment and related costs of $21.1 million, consisting of a $13.0 million impairment of a rolling-stock maintenance facility and an accounts receivable reserve of $8.1 million, both of which were associated with an iron ore/steel making customer in Australia entering into voluntary administration. The results for the three months ended March 31, 2016 also included an income tax benefit of $6.3 million associated with the United States Short Line Tax Credit. The Short Line Tax Credit expired on December 31, 2016.
Results by Segment
North America
Operating revenues from our North American Operations increased $19.7 million, or 6.6%, to $319.5 million for the three months ended March 31, 2017, compared with $299.8 million for the three months ended March 31, 2016. The increase in operating revenues from our North American Operations was primarily due to an increase in agricultural products and coal freight revenues and $7.4 million from new operations.
North American Operations traffic increased 19,824 carloads, or 5.2%, to 403,016 carloads for the three months ended March 31, 2017. Excluding 7,908 carloads from new operations, same railroad traffic increased 11,916 carloads, or 3.1%. The traffic increase was principally due to increases of 14,621 carloads of coal and coke traffic (primarily in the Midwest Region), 2,376 carloads of minerals and stone traffic (primarily in the Northeast and Southern regions) and 2,172 carloads of waste traffic (primarily in the Northeast Region), partially offset by decreases of 2,607 carloads of pulp and paper traffic (primarily in the Southern Region), 1,474 carloads of other commodity traffic (primarily in the Canada and Southern regions), 1,465 carloads of lumber and forest products traffic (primarily in the Pacific Region), 1,393 carloads of petroleum products traffic (primarily in the Northeast Region) and 1,301 carloads of metallic ores traffic (primarily in the Coastal and Mountain West regions). All remaining traffic increased by a net 987 carloads.
Operating income from our North American Operations for the three months ended March 31, 2017 was $67.6 million, compared with $70.0 million for the three months ended March 31, 2016. The operating ratio for our North American Operations for the three months ended March 31, 2017 was 78.8%, compared with 76.7% for the three months ended March 31, 2016. Operating income for the three months ended March 31, 2017 included $5.2 million of corporate development and related costs, about half of which related to the P&W integration and the remainder to other corporate development activities.

Australia
Operating revenues from our Australian Operations increased $22.1 million, or 42.7%, to $73.9 million for the three months ended March 31, 2017, compared with $51.8 million for the three months ended March 31, 2016. Excluding a net increase of $17.4 million of revenues from new operations and a $2.6 million increase due to the impact of foreign currency appreciation, Australian Operations same railroad revenues increased $2.1 million, or 3.9%.
Australian Operations traffic increased 103,193 carloads to 149,416 carloads for the three months ended March 31, 2017. Excluding 97,684 carloads from new operations, same railroad traffic increased 5,509 carloads, or 11.9% for the three months ended March 31, 2017, compared with the three months ended March 31, 2016. The traffic increase was principally due to increases of 4,588 carloads of metallic ores traffic and 1,693 carloads of agricultural products traffic, partially offset by a decrease of 720 carloads of minerals and stone traffic. All remaining traffic decreased by 52 carloads.
Operating income from our Australian Operations for the three months ended March 31, 2017 was $17.2 million, compared with an operating loss of $11.8 million for the three months ended March 31, 2016. The operating ratio for our Australian Operations was 76.8% for the three months ended March 31, 2017, compared with an operating ratio of 122.7% for the three months ended March 31, 2016. Operating income for the three months ended March 31, 2016 included $21.1 million of impairment and related costs consisting of a $13.0 million non-cash write-down of a standard gauge rolling-stock maintenance facility and an accounts receivable reserve of $8.1 million, both of which were associated with an iron ore/steel making customer entering into voluntary administration.
U.K./Europe
Operating revenues from our U.K./European Operations decreased $5.3 million, or 4.1%, to $125.7 million for the three months ended March 31, 2017, compared with $131.0 million for the three months ended March 31, 2016. Excluding a $14.2 million impact from foreign currency depreciation, U.K./European operating revenues increased 7.6%, primarily due to stronger intermodal traffic and minerals and stone and agricultural products shipments.
U.K./European Operations traffic increased 16,847 carloads, or 6.7%, to 268,816 carloads for the three months ended March 31, 2017. The traffic increase was principally due to increases of 11,718 carloads of intermodal traffic (primarily in the U.K.), 2,498 carloads of coal and coke traffic (Poland and the U.K.), 1,692 carloads of minerals and stone traffic (primarily in Poland) and 1,119 carloads of agricultural products traffic (Poland). All remaining traffic decreased by 180 carloads.
Our U.K./European Operations had an operating loss of $7.3 million for the three months ended March 31, 2017 compared with an operating loss of $1.2 million for the three months ended March 31, 2016. Our U.K./Operations operating loss for the three months ended March 31, 2017 included $3.4 million of restructuring costs, primarily related to severance costs associated with our previously announced restructuring of ERS. In addition, for the three months ended March 31, 2017, ERS recorded a $1.5 million accounts receivable reserve associated with a customer entering into bankruptcy in Continental Europe.
Changes in Operations
North American Operations
Heart of Georgia Railroad, Inc.: On February 7, 2017, we announced we agreed to acquire the shares of Atlantic Western Transportation, Inc., parent company of Heart of Georgia Railroad, Inc. (HOG). The acquisition is expected to be completed in the second quarter of 2017. For additional information regarding the HOG, see Note 2, Changes in Operations, to our Consolidated Financial Statements.
Providence and Worcester Railroad Company: On November 1, 2016, we completed the acquisition of 100% of the outstanding common stock of P&W for $25.00 per share, or $126.2 million. The acquisition was funded with borrowings under our Second Amended and Restated Senior Secured Syndicated Credit Facility Agreement, as amended (the Credit Agreement) (see Note 5, Long-Term Debt, to our Consolidated Financial Statements). The results of operations from P&W have been included in our consolidated statements of operations since the acquisition date within our North American Operations segment. We incurred $2.4 million of integration costs associated with P&W during the three months ended March 31, 2017, of which $2.2 million was included within labor and benefits expense for severance costs and $0.2 million was included within other expenses in our consolidated statement of operations. For additional information regarding the acquisition of P&W, see Note 2, Changes in Operations, to our Consolidated Financial Statements.

Australian Operations
Glencore Rail (NSW) Pty Limited: On December 1, 2016, we completed the acquisition of GRail for A$1.14 billion (or approximately $844.9 million at an exchange rate of $0.74 for one Australian dollar) and concurrently issued a 48.9% equity stake in GWAHLP (collectively, the Australia Partnership), which is the holding entity for all of our Australian businesses, including GRail, to MIRA, a large private-equity infrastructure investment firm. Through wholly-owned subsidiaries, we retained a 51.1% ownership in GWAHLP. As we maintain control of our Australian Operations, we continue to consolidate 100% of our Australian Operations in our financial statements and report a noncontrolling interest for MIRA’s 48.9% equity ownership.
We and MIRA contributed A$1.3 billion in the form of cash, partner loans and contributed equity, and our recently established subsidiary, GWI Acquisitions Pty Ltd (GWIA), entered into a five-year A$690 million senior secured term loan facility that is non-recourse to us and to MIRA. The proceeds were used to acquire GRail for A$1.14 billion, repay Genesee & Wyoming Australia’s (GWA) existing A$250 million term loan (under our credit facility) and pay A$19.8 million in debt issuance costs and A$13.2 million of acquisition-related costs (collectively the GRail Transactions). The foreign exchange rate used to translate the transaction amounts to United States dollars (USD) was $0.74 for one Australian dollar (AUD).
GRail’s coal haulage business was established in 2010 as an alternative rail service provider to the incumbent railroads in the Hunter Valley and has grown to be the third-largest coal haulage business in Australia. Our Freightliner Australia subsidiary (acquired by us in March 2015) has been the rail operator of GRail since inception and presently provides haulage and logistics services for approximately 40 million tonnes per year of steam coal that is among the lowest cost and highest quality coal in the world sold principally to customers in Japan, Korea and Taiwan. These services have continued following the GRail transaction.
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
The results of operations from GRail have been included in our consolidated statement of operations within our Australian Operations segment since the December 1, 2016 acquisition date. We incurred $0.1 million of integration costs associated with GRail during the three months ended March 31, 2017, which were included within other expenses in our consolidated statement of operations.
For additional information regarding the acquisition of GRail, see Note 2, Changes in Operations, to our Consolidated Financial Statements.
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
On April 7, 2016, Arrium announced it had entered into voluntary administration. As a result, we recorded a $13.0 million non-cash charge related to the impairment of GWA's now idle rolling-stock maintenance facility, which was recorded to net (gain)/loss on sale and impairment of assets within operating expenses, which represented the entire carrying value of these assets, and an allowance for doubtful accounts charge of $8.1 million associated with accounts receivable from Arrium, which was recorded to other expenses within operating expenses, during the three months ended March 31, 2016. Also, as a result of the voluntary administration, all payments to GWA associated with the Southern Iron rail haulage agreement have ceased. GWA is in the process of redeploying rolling-stock previously used to provide service under the Southern Iron rail haulage agreement to serve other customers.

GWA continues to provide service and receive payments under the remaining rail haulage agreement to serve several iron ore mines in the Middleback Range and the Whyalla Steelworks operations, which we expect will represent A$40 million (or approximately $31 million at the exchange rate on March 31, 2017) of annual revenue, prospectively. Pending the outcome of the voluntary administration process, GWA could lose some or all of the revenue associated with the remaining rail haulage agreement. In the event of an adverse determination regarding the viability of the Middleback Range or the Whyalla Steelworks operations, or a termination of the remaining rail haulage agreement, all or a portion of GWA's assets deployed to provide service under this agreement, which consist largely of narrow gauge locomotives and railcars, could be redeployed elsewhere in Australia.
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
Despite a significant and focused effort by us, the performance of ERS reached unsustainable levels during 2016. As such, a restructuring plan was initiated that includes the cessation of all "open" train services from the port of Rotterdam, the closing of the ERS offices in Rotterdam and Frankfurt and the closing of the ERS customer services function in Warsaw. We are in the process of redistributing ERS’s leased locomotives and railcars, which have lease termination dates ranging from 2017 to 2021. These steps will enable us to focus on the deep-sea intermodal sector. Our subsidiary, Rotterdam Rail Feeding B.V., will continue its existing services and not be affected by the restructuring of ERS.
As a result of the ERS restructuring plan, we recorded impairment and related charges of $21.5 million in December 2016. These charges primarily included $14.5 million for an impairment of goodwill and $4.1 million for an impairment of a customer-related intangible asset, which were both recorded to net (gain)/loss on sale and impairment of assets within operating expenses, which represented the entire carrying value of these assets. For the three months ended March 31, 2017, we recorded $3.1 million of restructuring costs, primarily related to severance costs. We expect to recognize approximately $1 million of additional remaining severance costs related to the ERS restructuring in the three months ended June 30, 2017. In addition, for the three months ended March 31, 2017, ERS recorded a $1.5 million accounts receivable reserve associated with a customer entering into bankruptcy.
Three Months Ended March 31, 2017 Compared with Three Months Ended March 31, 2016
Consolidated Operating Results
Operating Revenues
The following table sets forth our operating revenues and carloads for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended March 31,					Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations		Currency Impact
	2017
	Total Operations	New Operations	Eliminations (a)	Existing Operations	2016	Amount	%	Amount	%
Freight revenues	$377,745	$36,130	—	$341,615	$326,414	$51,331	15.7%	$15,201	4.7%	$(6,784)
Freight-related revenues	119,337	335	(12,089)	131,091	133,458	(14,121)	(10.6)%	(2,367)	(1.8)%	(3,597)
All other revenues	22,026	479	—	21,547	22,744	(718)	(3.2)%	(1,197)	(5.3)%	(449)
Total operating revenues	$519,108	$36,944	$(12,089)	$494,253	$482,616	$36,492	7.6%	$11,637	2.4%	$(10,830)
Carloads	821,248	105,592	—	715,656	681,384	139,864	20.5%	34,272	5.0%

(a)	Represents revenues for services provided by Freightliner Australia to GRail, which were eliminated in our consolidated revenues.

Operating Expenses
Total operating expenses for the three months ended March 31, 2017 increased $16.0 million, or 3.8%, to $441.7 million, compared with $425.6 million for the three months ended March 31, 2016. The increase consisted of $18.8 million from new operations, partially offset by a decrease of $2.8 million from existing operations. When we discuss either operating expenses from existing operations or same railroad operating expenses, we are referring to the change in our operating expenses, period-over-period, associated with operations that we managed in both periods (i.e., excluding the impact of acquisitions). The decrease from existing operations was primarily due to a $10.6 million decrease from the net depreciation of foreign currencies relative to the United States dollar. The decrease was partially offset by increases of $12.8 million in diesel fuel used in train operations, $4.8 million in purchased services and $3.2 million in depreciation and amortization. Operating expenses for the three months ended March 31, 2016 also included a $13.0 million impairment of a rolling-stock maintenance facility and an accounts receivable reserve of $8.1 million, both of which were associated with an iron ore/steel making customer entering into voluntary administration.
The following table sets forth our total operating expenses for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended March 31,				Increase/(Decrease)	Currency Impact	2016 Constant Currency*	Increase/(Decrease)Constant Currency*
	2017		2016
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$165,584	31.9%	$163,114	33.8%	$2,470	$(4,400)	$158,714	$6,870
Equipment rents	33,871	6.5%	38,430	8.0%	(4,559)	(2,010)	36,420	(2,549)
Purchased services	51,001	9.8%	46,502	9.6%	4,499	(1,679)	44,823	6,178
Depreciation and amortization	60,774	11.7%	49,330	10.2%	11,444	(190)	49,140	11,634
Diesel fuel used in train operations	38,153	7.4%	25,466	5.2%	12,687	(610)	24,856	13,297
Electricity used in train operations	3,173	0.6%	3,365	0.7%	(192)	(225)	3,140	33
Casualties and insurance	12,543	2.4%	10,120	2.1%	2,423	(61)	10,059	2,484
Materials	20,546	4.0%	21,591	4.5%	(1,045)	(580)	21,011	(465)
Trackage rights	22,223	4.3%	20,576	4.3%	1,647	(746)	19,830	2,393
Net (gain)/loss on sale and impairment of assets	(427)	(0.1)%	12,825	2.7%	(13,252)	199	13,024	(13,451)
Restructuring costs	3,755	0.7%	1,127	0.2%	2,628	1	1,128	2,627
Other expenses	30,458	5.9%	33,174	6.9%	(2,716)	(311)	32,863	(2,405)
Total operating expenses	$441,654	85.1%	$425,620	88.2%	$16,034	$(10,612)	$415,008	$26,646
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
Operating Income/Operating Ratio
Operating income was $77.5 million for the three months ended March 31, 2017, compared with $57.0 million for the three months ended March 31, 2016. Operating income for the three months ended March 31, 2017 included corporate development and related costs of $5.4 million, about half of which related to the P&W integration and the remainder to other corporate development activities, and restructuring costs of $3.8 million, primarily related to severance costs associated with our previously announced restructuring of ERS. Operating income for the three months ended March 31, 2016 included a $13.0 million impairment of a rolling-stock maintenance facility and an accounts receivable reserve of $8.1 million, both of which were associated with an iron ore/steel making customer in Australia entering voluntary administration. Operating income for the three months ended March 31, 2016 also included restructuring costs of $1.1 million and corporate development and related costs of $0.5 million. Our operating ratio was 85.1% for the three months ended March 31, 2017, compared with 88.2% for the three months ended March 31, 2016.
Interest Expense
Interest expense was $26.4 million for the three months ended March 31, 2017, compared with $18.0 million for the three months ended March 31, 2016. The increase in interest expense was primarily due to a higher debt balance resulting from the GRail Transactions in December 2016, as well as higher interest rates in 2017 compared with 2016.

Provision for Income Taxes
Our effective income tax rate for the three months ended March 31, 2017 was 44.6%, compared with 32.2% for the three months ended March 31, 2016. The higher effective income tax rate for the three months ended March 31, 2017 was primarily driven by an income tax benefit of $6.3 million recorded in three months ended March 31, 2016 associated with the United States Short Line Tax Credit. The Short Line Tax Credit expired on December 31, 2016. In addition, our provision for income taxes for the three months ended March 31, 2017 included the recording of a valuation allowance of €1.6 million (or $1.7 million at the average exchange rate on March 31, 2017) associated with tax losses in the Netherlands, primarily driven by losses at ERS. Our provision for income taxes for the three months ended March 31, 2016 also included the recording of a valuation allowance of A$2.6 million (or $2.0 million at the average exchange rate in March of 2016) associated with the impairment of GWA's now idle rolling-stock maintenance facility that was formerly used in connection with the Southern Iron rail haulage agreement (see Note 2, Changes in Operations). For additional information regarding our provision for income taxes, see Note 9, Income Taxes, to our Consolidated Financial Statements.
Net Income and Earnings Per Common Share Attributable to G&W Common Stockholders
Net income attributable to G&W for the three months ended March 31, 2017 was $26.2 million, compared with $27.0 million for the three months ended March 31, 2016. Our basic EPS were $0.43 with 61.4 million weighted average shares outstanding for the three months ended March 31, 2017, compared with basic EPS of $0.47 with 57.0 million weighted average shares outstanding for the three months ended March 31, 2016. Our diluted EPS for the three months ended March 31, 2017 were $0.42 with 62.4 million weighted average shares outstanding, compared with diluted EPS of $0.47 with 58.0 million weighted average shares outstanding for the three months ended March 31, 2016. Our results for the three months ended March 31, 2017 and 2016 included certain items affecting comparability between the periods as previously presented in the "Overview—Overview of Three Month Results—Items Affecting Comparability."
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

The following tables set forth our North American Operations, Australian Operations and U.K./European Operations for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended March 31, 2017
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$238,281	$60,874	$78,590	$377,745
Freight-related revenues	65,345	11,709	42,283	119,337
All other revenues	15,850	1,324	4,852	22,026
Total operating revenues	$319,476	$73,907	$125,725	$519,108
Operating expenses:
Labor and benefits	$110,251	$17,054	$38,279	$165,584
Equipment rents	13,990	1,401	18,480	33,871
Purchased services	14,673	6,212	30,116	51,001
Depreciation and amortization	38,867	15,192	6,715	60,774
Diesel fuel used in train operations	20,558	6,590	11,005	38,153
Electricity used in train operations	—	—	3,173	3,173
Casualties and insurance	10,233	1,473	837	12,543
Materials	13,463	2,714	4,369	20,546
Trackage rights	9,518	3,408	9,297	22,223
Net (gain)/loss on sale and impairment of assets	(432)	(2)	7	(427)
Restructuring costs	54	338	3,363	3,755
Other expenses	20,731	2,368	7,359	30,458
Total operating expenses	251,906	56,748	133,000	441,654
Operating income/(loss)	$67,570	$17,159	$(7,275)	$77,454
Operating ratio	78.8%	76.8%	105.8%	85.1%
Interest expense, net	$10,551	$13,987	$1,600	$26,138
Provision for/(benefit from) income taxes	$22,074	$861	$(1,007)	$21,928
Expenditures for additions to property & equipment, net of grants from outside parties	$24,215	$1,462	$4,290	$29,967
Carloads	403,016	149,416	268,816	821,248

	Three Months Ended March 31, 2016
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$221,825	$24,777	$79,812	$326,414
Freight-related revenues	61,525	25,490	46,443	133,458
All other revenues	16,428	1,531	4,785	22,744
Total operating revenues	$299,778	$51,798	$131,040	$482,616
Operating expenses:
Labor and benefits	102,590	15,768	44,756	163,114
Equipment rents	15,056	1,695	21,679	38,430
Purchased services	15,701	5,251	25,550	46,502
Depreciation and amortization	36,189	6,656	6,485	49,330
Diesel fuel used in train operations	13,524	4,037	7,905	25,466
Electricity used in train operations	—	—	3,365	3,365
Casualties and insurance	7,240	1,535	1,345	10,120
Materials	13,000	2,419	6,172	21,591
Trackage rights	8,867	2,289	9,420	20,576
Net (gain)/loss on sale and impairment of assets	(159)	12,982	2	12,825
Restructuring costs	359	693	75	1,127
Other expenses	17,433	10,224	5,517	33,174
Total operating expenses	229,800	63,549	132,271	425,620
Operating income/(loss)	$69,978	$(11,751)	$(1,231)	$56,996
Operating ratio	76.7%	122.7%	100.9%	88.2%
Interest expense, net	$10,465	$2,395	$5,040	$17,900
Provision for income taxes	$16,009	$(2,525)	$(676)	$12,808
Expenditures for additions to property & equipment, net of grants from outside parties	$25,416	$867	$5,400	$31,683
Carloads	383,192	46,223	251,969	681,384
North American Operations
Operating Revenues
The following table sets forth our North American Operations operating revenues and carloads for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended March 31,				Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations		Currency Impact
	2017			2016
	Total Operations	New Operations	Existing Operations		Amount	%	Amount	%
Freight revenues	$238,281	$6,609	$231,672	$221,825	$16,456	7.4%	$9,847	4.4%	$574
Freight-related revenues	65,345	335	65,010	61,525	3,820	6.2%	3,485	5.7%	159
All other revenues	15,850	479	15,371	16,428	(578)	(3.5)%	(1,057)	(6.4)%	105
Total operating revenues	$319,476	$7,423	$312,053	$299,778	$19,698	6.6%	$12,275	4.1%	$838
Carloads	403,016	7,908	395,108	383,192	19,824	5.2%	11,916	3.1%

Freight Revenues
The following table sets forth the changes in our North American Operations freight revenues by commodity group for the three months ended March 31, 2017, compared with the three months ended March 31, 2016 (dollars in thousands):

	Three Months Ended March 31,		Increase/(Decrease) in Total Operations	New Operations	Currency Impact	2016 Constant Currency*	Increase/(Decrease) in Existing Operations Constant Currency*
	2017	2016
Commodity Group	Amount	Amount
Agricultural Products	$32,978	$28,056	$4,922	$355	$67	$28,123	$4,500
Autos & Auto Parts	5,210	4,035	1,175	758	17	4,052	400
Chemicals & Plastics	37,515	33,748	3,767	2,164	108	33,856	1,495
Coal & Coke	21,733	16,826	4,907	—	23	16,849	4,884
Food & Kindred Products	8,274	8,434	(160)	105	11	8,445	(276)
Intermodal	177	1	176	176	—	1	—
Lumber & Forest Products	20,376	20,870	(494)	234	29	20,899	(757)
Metallic Ores	3,896	5,062	(1,166)	—	24	5,086	(1,190)
Metals	26,594	27,043	(449)	781	95	27,138	(1,325)
Minerals & Stone	28,115	24,794	3,321	773	30	24,824	2,518
Petroleum Products	18,427	18,273	154	592	49	18,322	(487)
Pulp & Paper	25,478	26,128	(650)	313	110	26,238	(1,073)
Waste	5,194	3,788	1,406	195	1	3,789	1,210
Other	4,314	4,767	(453)	163	10	4,777	(626)
Total freight revenues	$238,281	$221,825	$16,456	$6,609	$574	$222,399	$9,273
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following table sets forth our North American Operations freight revenues, carloads and average freight revenues per carload for the three months ended March 31, 2017 and 2016 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads		Average Freight Revenues Per Carload

	Three Months Ended March 31,				Three Months Ended March 31,		Three Months Ended March 31,
	2017		2016 Constant Currency*
Commodity Group	Amount	% of Total	Amount	% of Total	2017	2016	2017	2016	2016 Constant Currency*
Agricultural Products	$32,978	13.8%	$28,123	12.7%	57,251	56,015	$576	$501	$502
Autos & Auto Parts	5,210	2.2%	4,052	1.8%	8,793	6,806	593	593	595
Chemicals & Plastics	37,515	15.7%	33,856	15.2%	46,008	44,359	815	761	763
Coal & Coke	21,733	9.1%	16,849	7.6%	63,299	48,678	343	346	346
Food & Kindred Products	8,274	3.5%	8,445	3.8%	14,870	14,964	556	564	564
Intermodal	177	0.1%	1	—%	1,801	12	98	83	83
Lumber & Forest Products	20,376	8.6%	20,899	9.4%	33,555	34,832	607	599	600
Metallic Ores	3,896	1.6%	5,086	2.3%	4,924	6,225	791	813	817
Metals	26,594	11.2%	27,138	12.2%	35,798	35,905	743	753	756
Minerals & Stone	28,115	11.8%	24,824	11.2%	47,045	43,681	598	568	568
Petroleum Products	18,427	7.7%	18,322	8.2%	25,137	25,989	733	703	705
Pulp & Paper	25,478	10.7%	26,238	11.8%	38,774	41,168	657	635	637
Waste	5,194	2.2%	3,789	1.7%	10,744	8,286	483	457	457
Other	4,314	1.8%	4,777	2.1%	15,017	16,272	287	293	294
Total	$238,281	100.0%	$222,399	100.0%	403,016	383,192	$591	$579	$580
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.

Total traffic from our North American Operations increased 19,824 carloads, or 5.2%, to 403,016 carloads for the three months ended March 31, 2017, compared with the same period in 2016. The increase consisted of 7,908 carloads from new operations and 11,916 carloads from existing operations. The traffic increase from existing operations was principally due to increases of 14,621 carloads of coal and coke traffic, 2,376 carloads of minerals and stone traffic and 2,172 carloads of waste traffic, partially offset by decreases of 2,607 carloads of pulp and paper traffic, 1,474 carloads of other commodity traffic, 1,465 carloads of lumber and forest products traffic, 1,393 carloads of petroleum products traffic and 1,301 carloads of metallic ores traffic. All remaining traffic increased by a net 987 carloads.
Changes in average freight revenues per carload in a commodity group may be impacted by changes in customer rates and fuel surcharges, as well as changes in the mix of customer traffic within a commodity group. Excluding the impact of foreign currency, average freight revenues per carload from our North American Operations increased 1.9% to $591 for the three months ended March 31, 2017, compared with the same period in 2016. Average freight revenues per carload from existing operations excluding the impact of foreign currency increased 1.0% to $586 for the three months ended March 31, 2017, compared with the same period in 2016. A change in the mix of commodities decreased average freight revenues per carload by 1.8% and lower fuel surcharges decreased average freight revenues per carload by 0.1%. Excluding these factors, average freight revenues per carload increased 2.9%.
The following information discusses the significant changes in our North American Operations freight revenues from existing operations by commodity group excluding the impact of foreign currency.
Agricultural products revenues increased $4.5 million, or 16.0%. Agricultural products average freight revenues per carload increased 14.1%, which increased revenues by $4.0 million, and an increase in traffic of 921 carloads, or 1.6%, increased revenues by $0.5 million. The increase in average freight revenues per carload was primarily driven by a change in customer mix and a longer average length of haul.
Coal and coke revenues increased $4.9 million, or 29.0%, primarily due to an increase in traffic of 14,621 carloads, or 30.0%. The increase was primarily due to increased demand for coal power generation in the midwestern United States and replenishment of stockpiles.
Metallic ores revenues decreased $1.2 million, or 23.4%, primarily due to a decrease in traffic of 1,301 carloads, or 20.9%. The carload decrease was primarily due to the planned idling of an alumina customer facility in the southern United States and lower production at a copper facility in the western United States.
Minerals and stone revenues increased $2.5 million, or 10.1%. Minerals and stone traffic increased 2,376 carloads, or 5.4%, which increased revenues by $1.4 million, and average freight revenues per carload increased 4.6%, which increased revenues by $1.1 million. The carload increase was primarily due to increased shipments of rock salt and clay, partially offset by decreased shipments of construction aggregates.
Pulp and paper revenues decreased $1.1 million, or 4.1%. Pulp and paper traffic decreased 2,607 carloads, or 6.3%, which decreased revenues by $1.7 million, while average freight revenues per carload increased 2.5%, which increased revenues by $0.6 million. The carload decrease was primarily due to decreased shipments resulting from truck competition and the temporary shutdown of a mill in the southern United States.
Waste revenues increased $1.2 million, or 31.9%, primarily due to an increase in traffic of 2,172 carloads or 26.2%. The carload increase was primarily due to new and expanded contracts in the midwestern United States.
Freight revenues from all remaining commodities combined decreased by a net $1.6 million.
Freight-Related Revenues
Excluding a $0.2 million increase due to the impact of foreign currency appreciation, freight-related revenues from our North American Operations, which includes revenues from railcar switching, track access fees, storage and other ancillary revenues related to the movement of freight, increased $3.7 million, or 5.9%, to $65.3 million for the three months ended March 31, 2017, compared with $61.7 million for the three months ended March 31, 2016. The increase included $3.3 million from existing operations and $0.3 million from new operations. The increase from existing operations was primarily due to the recognition of revenue from a multi-year take-or-pay volume shortfall under a crude-by-rail contract, partially offset by decreased demurrage revenues.

All Other Revenues
Excluding a $0.1 million increase due to the impact of foreign currency appreciation, all other revenues from our North American Operations, which includes revenues from third-party railcar and locomotive repairs, property rentals, railroad construction and other ancillary revenues not directly related to the movement of freight, decreased $0.7 million, or 4.1%, to $15.9 million for the three months ended March 31, 2017, compared with $16.5 million for the three months ended March 31, 2016. The decrease included $1.2 million from existing operations, partially offset by $0.5 million from new operations.
Operating Expenses
Total operating expenses from our North American Operations increased $22.1 million, or 9.6%, to $251.9 million for the three months ended March 31, 2017, compared with $229.8 million for the three months ended March 31, 2016. The increase included $12.0 million from existing operations and $10.1 million from new operations. The increase from existing operations was primarily due to an increase of $6.4 million in diesel fuel used in train operations, $2.8 million in other expenses and $2.4 million in casualties and insurance, partially offset by decreases of $2.1 million in equipment rents and $1.9 million in purchased services. The appreciation of the Canadian dollar relative to the United States dollar also resulted in a $0.8 million increase in operating expenses from existing operations. The following table sets forth operating expenses from our North American Operations for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended March 31,							Increase/(Decrease) Constant Currency*
	2017		2016			Currency Impact	2016 Constant Currency*
	Amount	% of Operating Revenues	Amount	% of Operating Revenues	Increase/(Decrease)
Labor and benefits	$110,251	34.5%	$102,590	34.2%	$7,661	$313	$102,903	$7,348
Equipment rents	13,990	4.4%	15,056	5.1%	(1,066)	44	15,100	(1,110)
Purchased services	14,673	4.6%	15,701	5.2%	(1,028)	52	15,753	(1,080)
Depreciation and amortization	38,867	12.1%	36,189	12.1%	2,678	187	36,376	2,491
Diesel fuel used in train operations	20,558	6.4%	13,524	4.5%	7,034	84	13,608	6,950
Casualties and insurance	10,233	3.2%	7,240	2.4%	2,993	16	7,256	2,977
Materials	13,463	4.2%	13,000	4.4%	463	57	13,057	406
Trackage rights	9,518	3.0%	8,867	3.0%	651	7	8,874	644
Net gain on sale and impairment of assets	(432)	(0.1)%	(159)	(0.1)%	(273)	(1)	(160)	(272)
Restructuring costs	54	—%	359	0.1%	(305)	—	359	(305)
Other expenses	20,731	6.5%	17,433	5.8%	3,298	56	17,489	3,242
Total operating expenses	$251,906	78.8%	$229,800	76.7%	$22,106	$815	$230,615	$21,291
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following information discusses the significant changes in operating expenses of our North American Operations excluding an increase of $0.8 million due to the net impact from foreign currency appreciation.
Labor and benefits expense was $110.3 million for the three months ended March 31, 2017, compared with $102.9 million for the three months ended March 31, 2016, an increase of $7.3 million, or 7.1%. The increase consisted of $5.6 million from new operations, of which $2.2 million related to the P&W integration primarily due to severance costs, and $1.8 million, or 1.7%, from existing operations.
Equipment rents expense was $14.0 million for the three months ended March 31, 2017, compared with $15.1 million for the three months ended March 31, 2016, a decrease of $1.1 million, or 7.4%. The decrease consisted of $2.1 million from existing operations, partially offset by $1.0 million from new operations. The decrease from existing operations was due to reduced car hire expense.
Purchased services expense was $14.7 million for the three months ended March 31, 2017, compared with $15.8 million for the three months ended March 31, 2016, a decrease of $1.1 million, or 6.9%. The decrease consisted of $1.9 million from existing operations, partially offset by $0.8 million from new operations. The decrease from existing operations was primarily due to a reduction in the use of third-party contractors for track repairs.

Depreciation and amortization expense was $38.9 million for the three months ended March 31, 2017, compared with $36.4 million for the three months ended March 31, 2016, an increase of $2.5 million, or 6.8%. The increase consisted of $2.0 million from existing operations and $0.5 million from new operations. The increase from existing operations was primarily attributable to a larger depreciable asset base in 2017 compared with 2016, reflecting capital spending in 2016.
The cost of diesel fuel used in train operations was $20.6 million for the three months ended March 31, 2017, compared with $13.6 million for the three months ended March 31, 2016, an increase of $7.0 million, or 51.1%. The increase consisted of $6.4 million from existing operations and $0.5 million from new operations. The increase from existing operations was primarily attributable to a 39.0% increase in average fuel cost per gallon.
Casualties and insurance expense was $10.2 million for the three months ended March 31, 2017, compared with $7.3 million for the three months ended March 31, 2016, an increase of $3.0 million, or 41.0%. The increase consisted of $2.4 million from existing operations and $0.6 million from new operations. The increase from existing operations was primarily attributable to increased derailment and washout expense in 2017.
Other expenses were $20.7 million for the three months ended March 31, 2017, compared with $17.5 million for the three months ended March 31, 2016, an increase of $3.2 million, or 18.5%. The increase consisted of $2.8 million from existing operations and $0.5 million from new operations. The increase from existing operations was primarily due to corporate development and related costs.
Operating Income/Operating Ratio
Operating income from our North American Operations was $67.6 million for the three months ended March 31, 2017, compared with $70.0 million for the three months ended March 31, 2016. Operating income for the three months ended March 31, 2017 included corporate development and related costs of $5.2 million, about half of which relate to the Providence and Worcester integration and the remainder to other corporate development activities. Operating income for the three months ended March 31, 2016 included corporate development and related costs of $0.5 million. The operating ratio was 78.8% for the three months ended March 31, 2017, compared with 76.7% for the three months ended March 31, 2016.
Australian Operations
Operating Revenues
As previously disclosed, we own a controlling 51.1% ownership interest in our Australian Operations and, therefore, include 100% of our Australian Operations within our consolidated financial statements with a 48.9% noncontrolling interest recorded to reflect MIRA's ownership. The following table sets forth our Australian Operations operating revenues and carloads for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended March 31,					Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations		Currency Impact
	2017
	Total Operations	New Operations	Eliminations (a)	Existing Operations	2016	Amount	%	Amount	%
Freight revenues	$60,874	$29,521	$—	$31,353	$24,777	$36,097	145.7%	$6,576	26.5%	$1,243
Freight-related revenues	11,709	—	(12,089)	23,798	25,490	(13,781)	(54.1)%	(1,692)	(6.6)%	1,254
All other revenues	1,324	—	—	1,324	1,531	(207)	(13.5)%	(207)	(13.5)%	82
Total operating revenues	$73,907	$29,521	$(12,089)	$56,475	$51,798	$22,109	42.7%	$4,677	9.0%	$2,579
Carloads	149,416	97,684	—	51,732	46,223	103,193	223.3%	5,509	11.9%

(a)	Represents revenues for services provided by Freightliner Australia to GRail, which were eliminated in our consolidated revenues.

Freight Revenues
The following table sets forth the changes in our Australian Operations freight revenues by commodity group for the three months ended March 31, 2017, compared with the three months ended March 31, 2016 (dollars in thousands):

	Three Months Ended March 31,		Increase/(Decrease) in Total Operations	New Operations	Currency Impact	2016 Constant Currency*	Increase/(Decrease) in Existing Operations Constant Currency*

Commodity Group	2017	2016
Agricultural Products	$5,746	$4,999	$747	$—	$246	$5,245	$501
Coal & Coke	29,521	—	29,521	29,521	—	—	—
Intermodal	15,867	14,573	1,294	—	733	15,306	561
Metallic Ores	7,631	3,107	4,524	—	159	3,266	4,365
Minerals & Stone	1,979	1,879	100	—	94	1,973	6
Petroleum Products	130	219	(89)	—	11	230	(100)
Total freight revenues	$60,874	$24,777	$36,097	$29,521	$1,243	$26,020	$5,333
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following table sets forth our Australian Operations freight revenues, carloads and average freight revenues per carload for the three months ended March 31, 2017 and 2016 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads		Average Freight Revenues Per Carload

	Three Months Ended March 31,				Three Months Ended March 31,		Three Months Ended March 31,
	2017		2016 Constant Currency*
Commodity Group	Amount	% of Total	Amount	% of Total	2017	2016	2017	2016	2016 Constant Currency*
Agricultural Products	$5,746	9.4%	$5,245	20.2%	15,266	13,573	$376	$368	$386
Coal & Coke	29,521	48.5%	—	—%	97,684	—	302	—	—
Intermodal	15,867	26.1%	15,306	58.8%	13,578	13,623	1,169	1,070	1,124
Metallic Ores	7,631	12.5%	3,266	12.5%	6,906	2,318	1,105	1,340	1,409
Minerals & Stone	1,979	3.3%	1,973	7.6%	15,928	16,648	124	113	119
Petroleum Products	130	0.2%	230	0.9%	54	61	2,407	3,590	3,770
Total	$60,874	100.0%	$26,020	100.0%	149,416	46,223	$407	$536	$563
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
Total traffic from our Australian Operations increased 103,193 carloads to 149,416 carloads for the three months ended March 31, 2017, compared with the same period in 2016. The increase consisted of 97,684 carloads from new operations and 5,509 carloads from existing operations. The increase in traffic from existing operations was principally due to increases of 4,588 carloads of metallic ores traffic and 1,693 carloads of agricultural products traffic, partially offset by a decrease of 720 carloads of minerals and stone traffic. All remaining traffic decreased by 52 carloads.
Changes in average freight revenues per carload in a commodity group may be impacted by changes in customer rates and fuel surcharges, as well as changes in the mix of customer traffic within a commodity group. Excluding the impact of foreign currency, average freight revenues per carload from our Australian Operations decreased 27.7% to $407 for the three months ended March 31, 2017, compared with the same period in 2016. Average freight revenues per carload from existing operations excluding the impact of foreign currency increased 7.6% to $606 for the three months ended March 31, 2017, compared with the same period in 2016. The increase in average freight revenues per carload from existing operations was primarily due to increased metallic ores shipments as a result of previously closed iron ore and manganese mines recommencing operations.
The following information discusses the significant changes in our Australian Operations freight revenues from existing operations by commodity group excluding the impact of foreign currency.
Metallic ores revenues increased $4.4 million primarily due to a traffic increase of 4,588 carloads. The carload increase was primarily due to the recommencement of operations at two previously closed iron ore and manganese mines.
Freight revenues from all remaining commodities combined increased by a net $1.0 million.

Freight-Related Revenues
Excluding a $1.3 million increase due to the impact of foreign currency appreciation, freight-related revenues from our Australian Operations, which includes revenues from railcar switching, track access rights, crewing services, storage and other ancillary revenues related to the movement of freight, decreased $15.0 million, or 56.2%, to $11.7 million for the three months ended March 31, 2017, compared with $26.7 million for the three months ended March 31, 2016. Excluding $12.1 million of freight-related revenues for services provided by Freightliner Australia to GRail for the three months ended March 31, 2017, which were eliminated in our consolidated freight-related revenues, our freight-related revenues from existing operations decreased $2.9 million. The decrease was primarily due to the loss of the fixed payments from Arrium associated with our rail haulage agreement to serve their Southern Iron mine that is now closed, partially offset by increased switching revenues primarily due to increased agricultural products shipments.
All Other Revenues
Excluding a $0.1 million increase due to the impact of foreign currency appreciation, all other revenues from our Australian Operations, which includes revenues from third-party railcar and locomotive repairs, property rentals and other ancillary revenues not directly related to the movement of freight, decreased $0.3 million, or 17.9%, to $1.3 million for the three months ended March 31, 2017, compared with $1.6 million for the three months ended March 31, 2016. The decrease was primarily due to reduced third-party railcar and locomotive repair revenues.
Operating Expenses
Total operating expenses from our Australian Operations for the three months ended March 31, 2017 decreased $6.8 million, or 10.7%, to $56.7 million, compared with $63.5 million for the three months ended March 31, 2016. The decrease in operating expenses consisted of $18.0 million from existing operations, partially offset by $8.7 million from new operations and $2.5 million from the appreciation of the Australian dollar relative to the United States dollar. Operating expenses for the three months ended March 31, 2016 included a $13.0 million impairment of a rolling-stock maintenance facility and an accounts receivable reserve of $8.1 million, both of which were associated with an iron ore/steel making customer entering into voluntary administration. The following table sets forth operating expenses from our Australian Operations for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended March 31,				Increase/(Decrease)	Currency Impact	2016 Constant Currency*	Increase/(Decrease) Constant Currency*
	2017		2016
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$17,054	23.1%	$15,768	30.5%	$1,286	$823	$16,591	$463
Equipment rents	1,401	1.9%	1,695	3.3%	(294)	85	1,780	(379)
Purchased services	6,212	8.4%	5,251	10.1%	961	264	5,515	697
Depreciation and amortization	15,192	20.6%	6,656	12.8%	8,536	355	7,011	8,181
Diesel fuel used in train operations	6,590	8.9%	4,037	7.8%	2,553	197	4,234	2,356
Casualties and insurance	1,473	2.0%	1,535	3.0%	(62)	80	1,615	(142)
Materials	2,714	3.6%	2,419	4.7%	295	128	2,547	167
Trackage rights	3,408	4.6%	2,289	4.4%	1,119	113	2,402	1,006
Net (gain)/loss on sale and impairment of assets	(2)	—%	12,982	25.1%	(12,984)	200	13,182	(13,184)
Restructuring costs	338	0.5%	693	1.3%	(355)	11	704	(366)
Other expenses	2,368	3.2%	10,224	19.7%	(7,856)	228	10,452	(8,084)
Total operating expenses	$56,748	76.8%	$63,549	122.7%	$(6,801)	$2,484	$66,033	$(9,285)
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following information discusses the significant changes in operating expenses of our Australian Operations excluding a $2.5 million increase from the appreciation of the Australian dollar relative to the United States dollar.
Depreciation and amortization expense was $15.2 million for the three months ended March 31, 2017, compared with $7.0 million for the three months ended March 31, 2016, an increase of $8.2 million. The increase was primarily attributable to new operations.

The cost of diesel fuel used in train operations was $6.6 million for the three months ended March 31, 2017, compared with $4.2 million for the three months ended March 31, 2016, an increase of $2.4 million, or 55.6%. The increase from existing operations consisted of $1.5 million due to a 34.6% increase in average fuel cost per gallon and $0.9 million due to a 15.7% increase in diesel fuel consumption.
Trackage rights expense was $3.4 million for the three months ended March 31, 2017, compared with $2.4 million for the three months ended March 31, 2016, an increase of $1.0 million, or 41.9%. The increase was primarily attributable to services for an iron ore customer that recommenced operations in July 2016.
Net (gain)/loss on sale and impairment of assets of $13.0 million for the three months ended March 31, 2016 was primarily related to the impairment of a rolling-stock maintenance facility resulting from an iron ore/steel making customer entering voluntary administration.
Other expenses were $2.4 million for the three months ended March 31, 2017, compared with $10.5 million for the three months ended March 31, 2016, a decrease of $8.1 million. The decrease was primarily due to an accounts receivable reserve recorded during the three months ended March 31, 2016 associated with an iron ore/steel making customer entering into voluntary administration.
Operating Income/Operating Ratio
Our Australian Operations had operating income of $17.2 million for the three months ended March 31, 2017, compared with an operating loss of $11.8 million for the three months ended March 31, 2016. Operating income for the three months ended March 31, 2017 included $0.3 million of restructuring costs and $0.1 million of corporate development and related costs. For the three months ended March 31, 2016, our Australian Operations recorded charges of $21.1 million, including a $13.0 million impairment of a rolling-stock maintenance facility and an associated accounts receivable reserve of $8.1 million, resulting from an iron ore/steel making customer entering voluntary administration. The operating ratio was 76.8% for the three months ended March 31, 2017, compared with 122.7% for the three months ended March 31, 2016.
U.K./European Operations
Operating Revenues
The following table sets forth our U.K./European Operations operating revenues and carloads for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended		Increase/(Decrease) in Total Operations		Currency Impact
	March 31,
	2017	2016	Amount	%
Freight revenues	$78,590	$79,812	$(1,222)	(1.5)%	$(8,601)
Freight-related revenues	42,283	46,443	(4,160)	(9.0)%	(5,010)
All other revenues	4,852	4,785	67	1.4%	(636)
Total operating revenues	$125,725	$131,040	$(5,315)	(4.1)%	$(14,247)
Carloads	268,816	251,969	16,847	6.7%

Freight Revenues
The following table sets forth the changes in our U.K./European Operations freight revenues by commodity group for the three months ended March 31, 2017, compared with the three months ended March 31, 2016 (dollars in thousands):

	Three Months Ended March 31,				Increase/(Decrease)	Currency Impact	2016 Constant Currency*	Increase/(Decrease) Constant Currency*
	2017		2016
Commodity Group	Amount	% of Total	Amount	% of Total
Agricultural Products	$1,739	2.2%	$343	0.4%	$1,396	$(9)	$334	$1,405
Coal & coke	3,400	4.3%	4,344	5.4%	(944)	(507)	3,837	(437)
Intermodal	61,996	78.9%	64,529	80.9%	(2,533)	(7,315)	57,214	4,782
Lumber & Forest products	—	—%	67	0.1%	(67)	(2)	65	(65)
Minerals & Stone	11,455	14.6%	10,529	13.2%	926	(768)	9,761	1,694
Total freight revenues	$78,590	100.0%	$79,812	100.0%	$(1,222)	$(8,601)	$71,211	$7,379
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following table sets forth our U.K./European Operations freight revenues, carloads and average freight revenues per carload for the three months ended March 31, 2017 and 2016 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads		Average Freight Revenues Per Carload

	Three Months Ended March 31,				Three Months Ended March 31,		Three Months Ended March 31,
	2017		2016 Constant Currency*
Commodity Group	Amount	% of Total	Amount	% of Total	2017	2016	2017	2016	2016 Constant Currency*
Agricultural Products	$1,739	2.2%	$334	0.5%	1,513	394	$1,149	$871	$848
Coal & Coke	3,400	4.3%	3,837	5.4%	10,561	8,063	322	539	476
Intermodal	61,996	78.9%	57,214	80.3%	223,813	212,095	277	304	270
Lumber & Forest Products	—	—%	65	0.1%	—	180	—	372	361
Minerals & Stone	11,455	14.6%	9,761	13.7%	32,929	31,237	348	337	312
Total	$78,590	100.0%	$71,211	100.0%	268,816	251,969	$292	$317	$283
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
Total traffic from our U.K./European Operations increased 16,847 carloads, or 6.7%, for the three months ended March 31, 2017, compared with the same period in 2016. The traffic increase was principally due to increases of 11,718 carloads of intermodal traffic (primarily in the U.K.), 2,498 carloads of coal and coke traffic (Poland and the U.K.), 1,692 carloads of minerals and stone traffic (primarily in Poland) and 1,119 carloads of agricultural products traffic (Poland). All remaining traffic decreased by 180 carloads.
Changes in average freight revenues per carload in a commodity group can be impacted by changes in customer rates and fuel surcharges, as well as changes in the mix of customer traffic within a commodity group. Excluding the impact of foreign currency, average freight revenues per carload from our U.K./European Operations increased 3.2% to $292 for the three months ended March 31, 2017, compared with the same period in 2016.
The following information discusses the significant changes in our U.K./European Operations freight revenues by commodity group excluding the impact of foreign currency.
Agricultural products revenues increased $1.4 million, primarily due to a traffic increase of 1,119 carloads in Poland due to the development of new business.
Coal and coke revenues decreased $0.4 million, or 11.4%. Average freight revenues per carload decreased 32.4%, which decreased revenues by $1.2 million, while traffic increased 2,498 carloads, or 31.0%, which increased revenues by $0.8 million. The decrease in average freight revenues per carload was primarily due to a change in the mix of business in the U.K. The increase in carloads was primarily due to increased spot traffic in Poland and the movement of stockpiled coal from a mothballed power station in the U.K.

Intermodal revenues increased $4.8 million, or 8.4%. Intermodal traffic increased 11,718 carloads, or 5.5%, which increased revenues by $3.2 million, and average freight revenues per carload increased 2.6%, which increased revenues by $1.5 million. The increase in carloads was primarily due to network disruptions in the U.K. in 2016 as a result of a temporary flood-related bridge outage.
Minerals and stone revenues increased $1.7 million, or 17.4%. Minerals and stone average freight revenues per carload increased 11.5%, which increased revenues by $1.1 million, and traffic increased 1,692 carloads, or 5.4%, which increased revenues by $0.6 million. The increase in average freight revenues per carload was primarily due to a change in the mix of business. The increase in carloads was primarily due to higher construction aggregates shipments in Poland and the U.K.
Freight revenues from all remaining commodities combined decreased by $0.1 million.
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
Excluding a $5.0 million decrease due to the impact of foreign currency depreciation, freight-related revenues from our U.K./European Operations increased $0.9 million, or 2.1%, to $42.3 million for the three months ended March 31, 2017, compared with $41.4 million for the three months ended March 31, 2016.
All Other Revenues
Excluding a $0.6 million decrease due to the impact of foreign currency depreciation, all other revenues from our U.K./European Operations, which includes revenues from third-party car and locomotive repairs, property rentals and other ancillary revenues not directly related to the movement of freight, increased $0.7 million, or 16.9%, to $4.9 million for the three months ended March 31, 2017, compared with $4.1 million for the three months ended March 31, 2016.
Operating Expenses
Total operating expenses from our U.K./European Operations were $133.0 million for the three months ended March 31, 2017, compared with $132.3 million for the three months ended March 31, 2016, an increase of $0.7 million, or 14.1%. Excluding a $13.9 million decrease from the impact of foreign currency depreciation, operating expenses increased $14.6 million. The following table sets forth operating expenses from our U.K./European Operations for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended March 31,				Increase/(Decrease)	Currency Impact	2016 Constant Currency*	Increase/(Decrease) Constant Currency*
	2017		2016
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$38,279	30.4%	$44,756	34.2%	$(6,477)	$(5,536)	$39,220	$(941)
Equipment rents	18,480	14.7%	21,679	16.5%	(3,199)	(2,139)	19,540	(1,060)
Purchased services	30,116	24.0%	25,550	19.5%	4,566	(1,995)	23,555	6,561
Depreciation and amortization	6,715	5.3%	6,485	4.9%	230	(732)	5,753	962
Diesel fuel used in train operations	11,005	8.8%	7,905	6.0%	3,100	(891)	7,014	3,991
Electricity used in train operations	3,173	2.5%	3,365	2.6%	(192)	(225)	3,140	33
Casualties and insurance	837	0.7%	1,345	1.0%	(508)	(157)	1,188	(351)
Materials	4,369	3.5%	6,172	4.7%	(1,803)	(765)	5,407	(1,038)
Trackage rights	9,297	7.4%	9,420	7.2%	(123)	(866)	8,554	743
Net gain on sale of assets	7	—%	2	—%	5	—	2	5
Restructuring costs	3,363	2.7%	75	0.1%	3,288	(10)	65	3,298
Other expenses	7,359	5.8%	5,517	4.2%	1,842	(595)	4,922	2,437
Total operating expenses	$133,000	105.8%	$132,271	100.9%	$729	$(13,911)	$118,360	$14,640
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following information discusses the significant changes in operating expenses of our U.K./European Operations excluding a decrease of $13.9 million due to the impact of foreign currency depreciation.
Labor and benefits expense was $38.3 million for the three months ended March 31, 2017, compared with $39.2 million for the three months ended March 31, 2016, a decrease of $0.9 million, or 2.4%. The decrease was primarily due to reduced headcount as a result of the previously announced restructuring of our U.K. coal business.
Equipment rents expense was $18.5 million for the three months ended March 31, 2017, compared with $19.5 million for the three months ended March 31, 2016, a decrease of $1.1 million, or 5.4%. The decrease was primarily due to reduced locomotive costs as a result of favorable renegotiations of existing leases in the U.K. and surplus lease costs in 2016 in Continental Europe, partially offset by additional locomotives to support increased aggregates and grain business in Poland.
Purchased services expense was $30.1 million for the three months ended March 31, 2017, compared with $23.6 million for the three months ended March 31, 2016, an increase of $6.6 million, or 27.9%. The increase was primarily due to lower net service costs incurred in 2016, which included cost reimbursements as a result of disruptions caused by a temporary flood-related bridge outage in the U.K., and increased third-party costs for services performed at the ports.
Depreciation and amortization expense was $6.7 million for the three months ended March 31, 2017, compared with $5.8 million for the three months ended March 31, 2016, an increase of $1.0 million, or 16.7%. The increase was primarily attributable to a larger depreciable asset base in 2017 compared with 2016, reflecting capital spending in 2016.
Diesel fuel used in train operations was $11.0 million for the three months ended March 31, 2017, compared with $7.0 million for the three months ended March 31, 2016, an increase of $4.0 million, or 56.9%. The increase consisted of $2.8 million due to a 40.8% increase in average fuel cost per gallon and $1.2 million due to an 11.4% increase in diesel fuel consumption.
Materials expense, which primarily consists of the costs of materials purchased for use in repairing and maintaining our locomotives, railcars and other equipment as well as costs for general tools and supplies used in our business, was $4.4 million for the three months ended March 31, 2017, compared with $5.4 million for the three months ended March 31, 2016, a decrease of $1.0 million, or 19.2%. The decrease was primarily due to timing of terminal infrastructure maintenance in the U.K. in 2016.
Trackage rights expense was $9.3 million for the three months ended March 31, 2017, compared with $8.6 million for the three months ended March 31, 2016, an increase of $0.7 million, or 8.7%. The increase was primarily due to increased aggregates and grain business in Poland and intermodal services in the U.K.
Restructuring costs for the three months ended March 31, 2017 of $3.4 million were primarily related to severance costs associated with our previously announced restructuring of our Continental European intermodal business, ERS.

Other expenses were $7.4 million for the three months ended March 31, 2017, compared with $4.9 million for the three months ended March 31, 2016, an increase of $2.4 million, or 49.5%. The increase was primarily due to a $1.5 million accounts receivable reserve associated with a customer entering into bankruptcy and $0.7 million of expense due to the change in the estimated fair value of deferred consideration. For additional information regarding deferred consideration, see Note 7, Fair Value of Financial Instruments, to our Consolidated Financial Statements.
Operating Income
Our U.K./European Operations had an operating loss of $7.3 million for the three months ended March 31, 2017, compared with an operating loss of $1.2 million for the three months ended March 31, 2016. The operating loss from our U.K./European Operations for the three months ended March 31, 2017 included $3.4 million of restructuring costs, primarily related to severance costs associated with our previously announced restructuring of ERS, and a $1.5 million accounts receivable reserve associated with a customer entering into bankruptcy.
Liquidity and Capital Resources
We had cash and cash equivalents of $38.3 million at March 31, 2017. Based on current expectations, we believe our cash, together with our other liquid assets, anticipated future cash flows from operations, availability under our credit agreement, access to debt and equity capital markets and sources of available financing will be sufficient to fund expected operating, capital and debt service requirements and other financial commitments for the foreseeable future.
At March 31, 2017, we had long-term debt, including current portion, of $2,354.8 million, which comprised 42.0% of our total capitalization, and $525.6 million of unused borrowing capacity under the Credit Agreement. At December 31, 2016, we had long-term debt, including current portion, totaling $2,359.5 million, which comprised 42.5% of our total capitalization.
During the three months ended March 31, 2017 and 2016, we generated $85.0 million and $70.0 million, respectively, of cash from operating activities. Changes in working capital decreased net cash flows by $20.4 million and $29.2 million for the three months ended March 31, 2017 and 2016, respectively.
During the three months ended March 31, 2017 and 2016, our cash used in investing activities was $24.7 million and $29.0 million, respectively. For the three months ended March 31, 2017, the primary drivers of cash used in investing activities were $34.7 million of cash used for capital expenditures, including $2.2 million for new business investments, partially offset by $4.8 million of cash received from grants from outside parties for capital spending, $2.9 million of cash received from a working capital adjustment related to the GRail acquisition and $1.4 million of insurance proceeds for the replacement of assets. For the three months ended March 31, 2016, primary drivers of cash used in investing activities were $47.9 million of cash used for capital expenditures, including new business investments of $1.6 million, partially offset by $16.2 million in cash received from grants from outside parties for capital spending and $2.4 million of insurance proceeds for the replacement of assets.
During the three months ended March 31, 2017 and 2016, our cash used in financing activities was $56.3 million and $38.7 million, respectively. For the three months ended March 31, 2017, the primary driver of cash used in financing activities was a net decrease in outstanding debt of $55.4 million. For the three months ended March 31, 2016, the primary driver of cash used in financing activities was a decrease in outstanding debt of $39.4 million.
Credit Agreement
As of the March 20, 2015 closing date, the credit facilities under the Credit Agreement were comprised of a $1,782.0 million United States term loan, an A$324.6 million (or $252.5 million at the exchange rate on the closing date) Australian term loan, a £101.7 million (or $152.2 million at the exchange rate on the closing date) U.K. term loan and a $625.0 million revolving credit facility. The revolving credit facility includes borrowing capacity for letters of credit and swingline loans. The maturity date of each of our credit facilities under the Credit Agreement is March 31, 2020.
On October 20, 2016, we entered into Amendment No. 2 to the Credit Agreement (Amendment No. 2). Amendment No. 2 permitted, among other things, us to enter into the Australia Partnership transaction and the GRail Transactions (collectively, the Australian Reorganization). As a result of the Australian Reorganization, on December 1, 2016, we paid the balance on the Australia term loan and the $625.0 million revolving credit facility under the Credit Agreement was reallocated and includes flexible sub-limits for revolving loans denominated in United States dollars, British pounds, Canadian dollars and Euros.
During the three months ended March 31, 2017, we made prepayments on our United States term loan of $45.8 million. We also made scheduled quarterly principal payments of $4.3 million on the United States term loan and £1.3 million (or $1.6 million at the exchange rate on the date the payments were made) on our U.K. term loan.

For additional information regarding our Credit Agreement, see Note 5, Long-Term Debt, to our Consolidated Financial Statements.
2017 Budgeted Capital Expenditures
The following table sets forth our budgeted capital expenditures for the year ending December 31, 2017 (dollars in thousands):

2017 Budgeted
Capital
Expenditures
Track and equipment improvements, self-funded	$195,000
Track and equipment improvements, subject to third-party funding	79,000
New business investments	39,000
Gross capital expenditures	$313,000
Grants from outside parties	(61,000)
Net capital expenditures	$252,000
During the three months ended March 31, 2017, we incurred $32.9 million in aggregate capital expenditures related to current year projects of which we paid $22.2 million in cash and accrued $10.7 million in accounts payable as of March 31, 2017. Of the $2.1 million of grants from outside parties related to these current year projects, we received $0.1 million in cash and we expect to receive an additional $2.0 million, which was included in outstanding grant receivables from outside parties as of March 31, 2017.
The following table sets forth our capital expenditures incurred by segment for the three months ended March 31, 2017 (dollars in thousands):

	Three Months Ended
	March 31, 2017
	North American Operations	Australian Operations	U.K./European Operations	Total
Capital Expenditures:
Track and equipment, self-funded	$24,749	$918	$4,290	$29,957
Track and equipment, subject to third-party funding	2,847	—	—	2,847
New business investments	91	—	—	91
Gross capital expenditures	27,687	918	4,290	32,895
Grants from outside parties	(2,096)	—	—	(2,096)
Net capital expenditures	$25,591	$918	$4,290	$30,799
Cash of $34.7 million paid for purchases of property and equipment during the three months ended March 31, 2017 consisted of $22.2 million for 2017 capital projects and $12.5 million related to capital expenditures accrued in 2016. Grant proceeds from outside parties during the three months ended March 31, 2017 consisted of $0.1 million for grants related to 2017 capital expenditures and $4.7 million for grants related to our capital expenditures from prior years.
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

Our off-balance sheet arrangements as of December 31, 2016 consisted of operating lease obligations, as well as credit/payment guarantees. There were no material changes in our off-balance sheet arrangements during the three months ended March 31, 2017.
Impact of Foreign Currencies on Operating Revenues and Expenses
When comparing the effects of average foreign currency exchange rates on operating revenues and operating expenses during the three months ended March 31, 2017 with the three months ended March 31, 2016, foreign currency translation had a net negative impact on our consolidated operating revenues and a net positive impact on our consolidated operating expenses. Currency effects related to operating revenues and expenses are presented within the discussion of these respective items included within this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following table reflects the average exchange rates used to translate the foreign entities respective local currency results of operations into United States dollars for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
United States dollar per Australian dollar	$0.76	$0.72
United States dollar per British pound	$1.24	$1.43
United States dollar per Canadian dollar	$0.76	$0.73
United States dollar per Euro	$1.07	$1.10

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
During the three months ended March 31, 2017, there were no material changes to the Quantitative and Qualitative Disclosures About Market Risk previously disclosed in our 2016 Annual Report on Form 10-K (see Note 6, Derivative Financial Instruments, to our Consolidated Financial Statements).

ITEM 4.	CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures — We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Consistent with the guidance issued by the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from management's report on internal control over financial reporting in the year following the acquisition, management excluded an assessment of the effectiveness of internal control over financial reporting related to P&W and GRail, whose total assets represented 2% and 13%, respectively, of Genesee & Wyoming Inc.'s consolidated total assets at March 31, 2017. P&W's total revenues and operating income for the three months ended March 31, 2017 each represented 1% and less than 1%, respectively, of Genesee & Wyoming Inc.'s revenues and operating income for the three months ended March 31, 2017. GRail's total revenues and operating income for the three months ended March 31, 2017 each represented 3% and 11%, respectively, of Genesee & Wyoming Inc.'s revenues and operating income for the three months ended March 31, 2017. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, the disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Internal Control Over Financial Reporting — On November 1, 2016, we completed the acquisition of P&W and on December 1, 2016, we completed the acquisition of GRail. We extended our oversight and monitoring processes that support our internal control over financial reporting, as appropriate, to include P&W's and GRail's financial position, results of operations and cash flow into our consolidated financial statements from the commencement date of each acquisition through March 31, 2017. We are continuing to integrate the acquired operations of P&W and GRail into our overall internal control over financial reporting and related processes. Except as disclosed in this paragraph, there were no other changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
From time to time, we are a defendant in certain lawsuits resulting from our operations in the ordinary course as the nature of our business exposes us to the potential for various claims and litigation, including those related to property damage, personal injury, freight loss, labor and employment, environmental and other matters. We maintain insurance policies to mitigate the financial risk associated with such claims. However, any material changes to pending litigation or a catastrophic rail accident or series of accidents involving material freight loss or property damage, personal injuries or environmental liability or other claims or disputes that are not covered by insurance could have a material adverse effect on our results of operations, financial condition and liquidity.

In November 2014, we received a notice from the United States Environmental Protection Agency (EPA) requesting information under the Clean Water Act related to the discharge of crude oil as a result of a derailment of an Alabama & Gulf Coast Railway LLC (AGR) freight train in November 2013 in the vicinity of Aliceville, Alabama. A fine associated with the contamination has not yet been assessed and is not estimable.

We are also involved in several arbitrations related to contractual disputes that are not covered by insurance. In March 2017, CSX Transportation, Inc. (CSXT) initiated arbitration against several of our subsidiaries associated with freight revenue factors (or divisions) under certain operating agreements associated with leased railroads. CSXT is seeking to reduce certain of our freight revenue factors for the time period after August 21, 2016. In an unrelated matter, on May 3, 2017, the AGR initiated arbitration related to the collection of outstanding liquidated damages under a volume commitment (or take-or-pay) contract with a customer. The obligations of the customer under the volume commitment contract are supported by a parent company guaranty. Although we believe we have meritorious defenses against the CSXT claims, and that we will prevail in the collection of the outstanding liquidated damages, arbitration is inherently uncertain and it is possible that an unfavorable ruling could have adverse effect on our results of operations, financial condition and liquidity.
Management believes there are adequate provisions in the financial statements for any probable liabilities that may result from disposition of the pending lawsuits and the aforementioned arbitrations. Based upon currently available information, we do not believe it is reasonably possible that any such lawsuit or arbitration would be material to our results of operations or have a material adverse effect on our financial position or liquidity.

ITEM 1A.	RISK FACTORS.
For a discussion of our potential risks or uncertainties, please see Risk Factors in Part I, Item 1A of the Company's 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
There were no unregistered sales of equity securities for the period covered by this Quarterly Report on Form 10-Q.
Issuer Purchases of Equity Securities

Period in 2017	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (2)
January 1 to January 31	—	$—	—	$300,000,000
February 1 to February 28	10,737	$74.39	—	$300,000,000
March 1 to March 31	32,645	$74.20	—	$300,000,000
Total	43,382	$74.25	—	$300,000,000
(1) The 43,382 shares acquired in the three months ended March 31, 2017 represent common stock acquired by us from our employees who surrendered shares in lieu of cash either to fund their exercise of stock options or to pay taxes on equity awards granted under our Third Amended and Restated 2004 Omnibus Plan.
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

GENESEE & WYOMING INC.

Date:	May 9, 2017	By:	/s/ TIMOTHY J. GALLAGHER
		Name:	Timothy J. Gallagher
		Title:	Chief Financial Officer (Principal Financial Officer)

Date:	May 9, 2017	By:	/s/ CHRISTOPHER F. LIUCCI
		Name:	Christopher F. Liucci
		Title:	Chief Accounting Officer (Principal Accounting Officer)

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

*101
The following financial information from Genesee & Wyoming Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (v) the Notes to Consolidated Financial Statements.

*Exhibit filed or furnished with this Report.