Form 10-Q
period 2017-06-30
GENESEE & WYOMING INC
filed 2017-08-07
CIK 1012620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-Q
________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Shares of common stock outstanding as of the close of business on August 2, 2017:

Class	Number of Shares Outstanding
Class A Common Stock	61,608,828
Class B Common Stock	728,138

51.1

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

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2017 and DECEMBER 31, 2016 (Unaudited)
(dollars in thousands, except per share and share amounts)

	June 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$83,743	$32,319
Accounts receivable, net	379,939	363,923
Materials and supplies	60,438	43,621
Prepaid expenses and other	37,131	45,475
Total current assets	561,251	485,338
PROPERTY AND EQUIPMENT, net	4,590,740	4,503,319
GOODWILL	1,176,181	1,125,596
INTANGIBLE ASSETS, net	1,564,542	1,472,376
DEFERRED INCOME TAX ASSETS, net	2,772	2,671
OTHER ASSETS, net	40,444	45,658
Total assets	$7,935,930	$7,634,958
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$34,663	$52,538
Accounts payable	255,097	266,867
Accrued expenses	155,645	159,705
Total current liabilities	445,405	479,110
LONG-TERM DEBT, less current portion	2,398,070	2,306,915
DEFERRED INCOME TAX LIABILITIES, net	1,228,393	1,162,221
DEFERRED ITEMS - grants from outside parties	308,946	301,383
OTHER LONG-TERM LIABILITIES	216,546	198,208
COMMITMENTS AND CONTINGENCIES
EQUITY:
Class A Common Stock, $0.01 par value, one vote per share; 180,000,000 shares authorized at June 30, 2017 and December 31, 2016; 74,450,843 and 74,162,972 shares issued and 61,606,737 and 61,362,665 shares outstanding (net of 12,844,106 and 12,800,307 shares in treasury) on June 30, 2017 and December 31, 2016, respectively	745	742
Class B Common Stock, $0.01 par value, ten votes per share; 30,000,000 shares authorized at June 30, 2017 and December 31, 2016; 728,138 and 758,138 shares issued and outstanding on June 30, 2017 and December 31, 2016, respectively	7	8
Additional paid-in capital	1,666,147	1,651,703
Retained earnings	1,758,058	1,685,813
Accumulated other comprehensive loss	(159,460)	(211,336)
Treasury stock, at cost	(235,602)	(232,348)
Total Genesee & Wyoming Inc. stockholders' equity	3,029,895	2,894,582
Noncontrolling interest	308,675	292,539
Total equity	3,338,570	3,187,121
Total liabilities and equity	$7,935,930	$7,634,958
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 and 2016 (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
OPERATING REVENUES	$540,433	$501,375	$1,059,541	$983,991
OPERATING EXPENSES:
Labor and benefits	162,615	155,948	328,199	319,062
Equipment rents	33,237	38,426	67,108	76,856
Purchased services	56,795	51,632	107,796	98,134
Depreciation and amortization	61,513	50,924	122,287	100,254
Diesel fuel used in train operations	33,030	28,251	71,183	53,717
Electricity used in train operations	2,134	3,304	5,307	6,669
Casualties and insurance	10,179	9,442	22,722	19,562
Materials	26,651	21,393	47,197	42,984
Trackage rights	21,797	21,152	44,020	41,728
Net (gain)/loss on sale and impairment of assets	(354)	(308)	(781)	12,517
Restructuring costs	2,361	4,970	6,116	6,097
Other expenses	29,135	29,047	59,593	62,221
Total operating expenses	439,093	414,181	880,747	839,801
OPERATING INCOME	101,340	87,194	178,794	144,190
Interest income	581	336	808	411
Interest expense	(25,785)	(17,741)	(52,150)	(35,716)
Other income/(loss), net	1,589	722	(510)	1,453
Income before income taxes	77,725	70,511	126,942	110,338
Provision for income taxes	(29,597)	(22,112)	(51,525)	(34,920)
Net income	$48,128	$48,399	$75,417	$75,418
Less: Net income attributable to noncontrolling interest	2,121	—	3,172	—
Net income attributable to Genesee & Wyoming Inc.	$46,007	$48,399	$72,245	$75,418
Basic earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:	$0.75	$0.85	$1.18	$1.32
Weighted average shares - Basic	61,551	57,187	61,472	57,106
Diluted earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:	$0.74	$0.83	$1.16	$1.30
Weighted average shares - Diluted	62,415	58,117	62,371	58,036
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 and 2016 (Unaudited)
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
NET INCOME	$48,128	$48,399	$75,417	$75,418
OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	30,899	(32,611)	67,152	(1,491)
Net unrealized loss on qualifying cash flow hedges, net of tax benefit/(provision) of $360, $4,537, ($264) and $10,824 respectively	(604)	(6,806)	(98)	(16,237)
Changes in pension and other postretirement benefits, net of tax benefit/(provision) of $458, ($271), $907 and ($791), respectively	(1,294)	1,000	(2,187)	2,924
Other comprehensive income/(loss)	29,001	(38,417)	64,867	(14,804)
COMPREHENSIVE INCOME	$77,129	$9,982	$140,284	$60,614
Less: Comprehensive income attributable to noncontrolling interest	3,078	—	16,163	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO GENESEE & WYOMING INC.	$74,051	$9,982	$124,121	$60,614
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2017 and 2016 (Unaudited)
(dollars in thousands)

	Six Months Ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$75,417	$75,418
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	122,287	100,254
Stock-based compensation	8,857	9,525
Deferred income taxes	34,320	16,336
Net (gain)/loss on sale and impairment of assets	(781)	12,517
Changes in assets and liabilities which provided/(used) cash, net of effect of acquisitions:
Accounts receivable, net	10,066	(11,472)
Materials and supplies	2,198	(1,071)
Prepaid expenses and other	14,617	(2,078)
Accounts payable and accrued expenses	(48,282)	(46,236)
Other assets and liabilities, net	5,627	8,808
Net cash provided by operating activities	224,326	162,001
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(91,498)	(113,321)
Grant proceeds from outside parties	11,630	25,990
Cash paid for acquisitions, net of cash acquired	(102,655)	—
Proceeds from the sale of investment	2,100	—
Insurance proceeds for the replacement of assets	1,406	7,741
Proceeds from disposition of property and equipment	3,280	1,458
Net cash used in investing activities	(175,737)	(78,132)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on revolving line-of-credit, long-term debt and capital lease obligations	(322,446)	(311,930)
Proceeds from revolving line-of-credit and long-term borrowings	320,191	215,434
Proceeds from employee stock purchases	4,962	3,135
Treasury stock purchases	(3,254)	(2,593)
Net cash used in financing activities	(547)	(95,954)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	3,382	1,115
INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	51,424	(10,970)
CASH AND CASH EQUIVALENTS, beginning of period	32,319	35,941
CASH AND CASH EQUIVALENTS, end of period	$83,743	$24,971
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:
The interim consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and are unaudited. They do not contain all disclosures which would be required in a full set of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, the unaudited financial statements for the three and six months ended June 30, 2017 and 2016 are presented on a basis consistent with the audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods presented. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The consolidated balance sheet data for 2016 was derived from the audited financial statements in the Company's 2016 Annual Report on Form 10-K, but does not include all disclosures required by U.S. GAAP.
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
In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Compensation—Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based compensation arrangements, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. The Company elected to account for forfeitures as they occur and elected the retrospective transition method in regards to the classification of tax-related cash flows from stock-based payments. The amendment became effective for the Company on January 1, 2017 and did not have a material impact on the consolidated financial statements for the three and six months ended June 30, 2017.
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
2. CHANGES IN OPERATIONS:
North American Operations
Heart of Georgia Railroad, Inc.: On May 31, 2017, the Company completed the acquisition of the outstanding shares of Atlantic Western Transportation, Inc., parent company of Heart of Georgia Railroad, Inc. (HOG), for $5.6 million in cash and contingent consideration valued at $5.7 million. The contingent consideration is payable to the sellers upon satisfaction of certain conditions, which the Company expects to be paid in 2021. The results of operations from HOG have been included in the Company's consolidated statement of operations within the Company's North American Operations segment since the acquisition date.

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
Providence and Worcester Railroad Company: On November 1, 2016, the Company completed the acquisition of 100% of the outstanding common stock of Providence and Worcester Railroad Company (P&W) for $25.00 per share, or $126.2 million. The Company funded the acquisition with borrowings under the Company's Second Amended and Restated Senior Secured Syndicated Credit Facility Agreement, as amended (the Credit Agreement) (see Note 6, Long-Term Debt). The results of operations from P&W have been included in the Company's consolidated statement of operations within the Company's North American Operations segment since the acquisition date. The Company incurred $2.8 million of integration costs associated with P&W during the six months ended June 30, 2017, of which $2.4 million was included within labor and benefits expense primarily for severance costs and $0.4 million was included within other expenses in the Company's consolidated statement of operations.
P&W is headquartered in Worcester, Massachusetts, and operates in Rhode Island, Massachusetts, Connecticut and New York. P&W is contiguous with the Company’s New England Central Railroad (NECR) and Connecticut Southern Railroad (CSO). As of the acquisition date, rail service was provided by approximately 130 P&W employees with 32 locomotives across 163 miles of owned track and over approximately 350 track miles under track access agreements. P&W has exclusive freight access over Amtrak’s Northeast Corridor between New Haven, Connecticut, and Providence, Rhode Island, and track rights over Metro-North Commuter Railroad, Amtrak and CSX Corp. between New Haven, Connecticut, and Queens, New York. P&W interchanges with the Company’s NECR and CSO railroads, as well as with CSX Corp., Norfolk Southern, Pan Am Railways, Pan Am Southern, the Housatonic Railroad and the New York and Atlantic Railroad, and also connects to Canadian National and Canadian Pacific via NECR.
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

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Australian Operations
Glencore Rail (NSW) Pty Limited: On December 1, 2016, a subsidiary of the Company completed the acquisition of Glencore Rail (NSW) Pty Limited (GRail) for A$1.14 billion (or approximately $844.9 million at an exchange rate of $0.74 for one Australian dollar) and concurrently issued a 48.9% equity stake in G&W Australia Holdings LP (GWAHLP) (collectively, the Australia Partnership), which is the holding entity for all of the Company’s Australian businesses, including GRail, to Macquarie Infrastructure and Real Assets (MIRA), a large private-equity infrastructure investment firm. The Company, through wholly-owned subsidiaries, retained a 51.1% ownership in GWAHLP. As the Company maintained control of its Australian Operations, it continues to consolidate 100% of the Company's Australian Operations in its financial statements and reports a noncontrolling interest for MIRA’s 48.9% equity ownership. The acquisition of GRail was funded through a combination of third-party debt and contributions from the Company and MIRA in the form of equity and partner loans.
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
The GRail transaction included the acquisition of nine train sets (30 locomotives and 894 railcars). Rail haulage service is operated on government-owned, open-access track that is coordinated by a neutral third party. Track access fees will continue to be paid directly by GC.
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
Pro Forma Financial Results (Unaudited)
The following table summarizes the Company's unaudited pro forma operating results for the six months ended June 30, 2016 as if the GRail Transactions had been consummated as of January 1, 2015. As such, these results include pro forma results from the GRail Transactions for the period from January 1, 2016 through June 30, 2016. The following pro forma financial information does not include the impact of any costs to integrate the operations or the impact of derivative instruments that the Company has entered into or may enter into to mitigate foreign currency or interest rate risk (dollars in thousands, except per share amounts):

Six Months Ended June 30, 2016
Operating revenues	$1,011,874
Net income attributable to Genesee & Wyoming Inc.	$69,821
Basic earnings per common share	$1.22
Diluted earnings per common share	$1.20
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
The unaudited pro forma operating results for the six months ended June 30, 2016 were based on the Company's consolidated statement of operations and GRail's historical operating results for the six months ended June 30, 2016. The foreign exchange rate used to translate GRail's 2016 historical operating results to United States dollars was $0.73 for one Australian dollar (which was calculated based on the weighted average monthly exchange rates for the first six months of 2016).
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
On April 7, 2016, Arrium announced it had entered into voluntary administration. As a result, the Company recorded a $13.0 million non-cash charge related to the impairment of GWA's now idle rolling-stock maintenance facility, which was recorded to net (gain)/loss on sale and impairment of assets within operating expenses, which represented the entire carrying value of these assets, and an allowance for doubtful accounts charge of $8.1 million associated with accounts receivable from Arrium, which was recorded to other expenses within operating expenses, during the first quarter of 2016. Also, as a result of the voluntary administration, all payments to GWA associated with the Southern Iron rail haulage agreement ceased.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On July 13, 2017, Arrium's Creditor Committee announced the approval of the sale of Arrium to GFG Alliance, following satisfaction of certain conditions. In the meantime, GWA continues to provide service and receive payments under the remaining rail haulage agreement with Arrium. Pursuant to the rail haulage agreement, GWA serves several iron ore mines in the Middleback Range and the Whyalla steelworks operations, which the Company expects will represent A$40 million (or approximately $31 million at the exchange rate on June 30, 2017) of annual revenue, prospectively. If GWA were to lose some or all of the revenue associated with the remaining rail haulage agreement, all or a portion of GWA's assets deployed to provide service under this agreement, which consist largely of narrow gauge locomotives and railcars, could be redeployed elsewhere in Australia.
U.K./European Operations
Pentalver Transport Limited: On May 3, 2017, the Company's subsidiary, GWI UK Acquisition Company Limited, purchased for cash all of the issued share capital of Pentalver Transport Limited (Pentalver) from a subsidiary of APM Terminals (a subsidiary of A P Møller-Maersk A/S) for £97.8 million (or $126.2 million at the exchange rate on May 3, 2017) or £77.5 million (or $100.1 million at the exchange rate on May 3, 2017) net of £20.2 million (or $26.1 million at the exchange rate on May 3, 2017) of cash received in connection with the sale. The Company funded the acquisition with borrowings under the Credit Agreement. The foreign exchange rate used to translate the total consideration to United States dollars was $1.29 for one British pound (GBP).
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
Pentalver’s operations are complementary to those of the Company's Freightliner subsidiary, which is the largest rail maritime intermodal operator in the U.K. The logistics of maritime container transportation in the U.K. are highly competitive, whether by road, rail or short-sea, with a premium placed on timely, efficient and safe service. The Company expects that the Pentalver acquisition will enable it to (i) enhance its U.K. services by providing rail and road transportation solutions, as well as offering storage options at the ports and inland, and (ii) unlock efficiencies from shared services and enhanced asset utilization from Pentalver’s trucking fleet and Freightliner’s existing fleet of approximately 200 trucks that currently provide local collection and delivery haulage from Freightliner’s inland terminals. With approximately 600 employees, Pentalver will operate as part of the Company’s U.K./Europe Region.
The results of operations from Pentalver have been included in the Company's consolidated statement of operations since the May 3, 2017 acquisition date within the Company's U.K./European Operations segment. Pentalver contributed $25.9 million of total revenues and $1.9 million of operating income, which included $0.9 million of depreciation and amortization expense, to the Company's consolidated results since the May 3, 2017 acquisition date. The Company incurred $2.3 million of acquisition and integration costs related to Pentalver during the six months ended June 30, 2017, of which $2.2 million was included within other expenses and $0.1 million was included in labor and benefits expense in the Company's consolidated statement of operations.
The Company accounted for the acquisition as a business combination using the acquisition method of accounting under U.S. GAAP. The acquired assets and liabilities of Pentalver were recorded at their preliminary acquisition-date fair values and were consolidated with those of the Company as of the acquisition date within the Company’s U.K./European Operations segment. The preliminary acquisition date fair values are subject to further adjustment for the final determination of the acquisition date fair values of the acquired assets and liabilities. The foreign exchange rate used to translate the balance sheet to United States dollars was $1.29 for one British pound.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The preliminary acquisition date fair values were assigned to the acquired net assets as follows (amounts in thousands):

	GBP	USD
Cash and cash equivalents	£20,224	$26,117
Accounts receivable	16,847	21,756
Materials and supplies	13,360	17,253
Prepaid expenses and other	3,238	4,182
Property and equipment	22,403	28,931
Goodwill	10,271	13,264
Intangible assets	41,000	52,947
Total assets	127,343	164,450
Accounts payable and accrued expenses	22,116	28,560
Deferred income tax liabilities, net	6,876	8,880
Deferred items-grants from outside parties	601	776
Net assets	£97,750	$126,234
The $52.9 million of intangible assets relate to amortizable operational rights with contractual terms spanning up to 50 years. The $13.3 million of goodwill will not be deductible for tax purposes.
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
Despite a significant and focused effort by the Company, the performance of ERS reached unsustainable levels during 2016 and a restructuring plan was initiated. In conjunction with that plan, in 2017, the Company ceased all "open" train services from the port of Rotterdam, closed the ERS offices in Rotterdam and Frankfurt and the ERS customer services function in Warsaw. The Company is in the process of redistributing ERS’s leased locomotives and railcars, which have lease termination dates ranging from 2017 to 2019. These steps will enable the Company to focus on the deep-sea intermodal sector. The Company's subsidiary, Rotterdam Rail Feeding B.V., will continue its existing services and not be affected by the restructuring of ERS.
As a result of the ERS restructuring plan, the Company recorded impairment and related charges of $21.5 million in December 2016. These charges primarily included $14.5 million for an impairment of goodwill and $4.1 million for an impairment of a customer-related intangible asset, which were both recorded to net (gain)/loss on sale and impairment of assets within operating expenses, which represented the entire carrying value of these assets. For the six months ended June 30, 2017, the Company recorded $4.5 million of restructuring costs related to ERS, primarily for severance costs and costs associated with surplus locomotive and railcar leases.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. EARNINGS PER COMMON SHARE:
The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator:
Net income attributable to Genesee & Wyoming Inc.	$46,007	$48,399	$72,245	$75,418
Denominators:
Weighted average Class A common shares outstanding – Basic	61,551	57,187	61,472	57,106
Weighted average Class B common shares outstanding	747	793	753	793
Dilutive effect of employee stock-based awards	117	137	146	137
Weighted average shares – Diluted	62,415	58,117	62,371	58,036

Earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:
Basic earnings per common share	$0.75	$0.85	$1.18	$1.32
Diluted earnings per common share	$0.74	$0.83	$1.16	$1.30
The Company's weighted average basic shares outstanding for the three and six months ended June 30, 2017 included 4,000,000 shares as a result of the Company's public offering of Class A Common Stock on December 13, 2016.
The following total number of shares of Class A Common Stock issuable under the assumed exercise of stock-based awards computed based on the treasury stock method were excluded from the calculation of diluted earnings per common share, as the effect of including these shares would have been antidilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Antidilutive shares	1,475	1,339	1,271	1,340
4. ACCOUNTS RECEIVABLE:
Accounts receivable consisted of the following as of June 30, 2017 and December 31, 2016, (dollars in thousands):

	June 30, 2017	December 31, 2016
Accounts receivable – trade	$371,990	$353,347
Accounts receivable – grants from outside parties	9,981	10,652
Accounts receivable – insurance and other third-party claims	10,837	11,994
Total accounts receivable	392,808	375,993
Less: Allowance for doubtful accounts	(12,869)	(12,070)
Accounts receivable, net	$379,939	$363,923
The increase in the Company's trade accounts receivable balance resulted primarily from receivables of the newly acquired Pentalver. See Note 2, Changes in Operations, for additional information regarding the Pentalver acquisition.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Grants from Outside Parties
The Company periodically receives grants for the upgrade and construction of rail lines and the upgrade of locomotives from federal, provincial, state and local agencies in the United States and provinces in Canada in which the Company operates. These grants typically reimburse the Company for 50% to 100% of the actual cost of specific projects. In total, the Company received grant proceeds of $11.6 million and $26.0 million for the six months ended June 30, 2017 and 2016, respectively, from such grant programs. The proceeds were presented as cash inflows from investing activities within each of the applicable periods.
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
The following table sets forth the offset to depreciation expense from the amortization of deferred grants recorded by the Company during the three months ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Amortization of deferred grants	$3,065	$2,912	$6,310	$5,861
Insurance and Third-Party Claims
Accounts receivable from insurance and other third-party claims at June 30, 2017 included $6.1 million from the Company's U.K./European Operations, $4.4 million from the Company's North American Operations and $0.3 million from the Company's Australian Operations. The balance from the Company's U.K./European Operations resulted primarily from the Company's anticipated insurance recoveries associated with a pre-acquisition rail-related collision in Germany in 2014. The balance from the Company's North American Operations resulted predominately from the Company's anticipated insurance recoveries associated with a 2015 trestle fire in the United States and derailments in Canada. The Company received proceeds from insurance totaling $1.4 million and $7.7 million for the six months ended June 30, 2017 and 2016, respectively.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. GOODWILL:
The changes in the carrying amount of goodwill for the six months ended June 30, 2017 and for the year ended December 31, 2016 were as follows (dollars in thousands):

	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Balance at January 1, 2017:
Goodwill, gross	$632,937	$339,865	$167,276	$1,140,078
Accumulated impairment losses	—	—	(14,482)	(14,482)
Goodwill	$632,937	$339,865	$152,794	$1,125,596
Changes during the period:
Goodwill acquired	4,083	—	13,264	17,347
Acquisition accounting adjustments	1,140	—	—	1,140
Currency translation adjustment	770	21,109	10,219	32,098
Balance at June 30, 2017:
Goodwill, gross	$638,930	$360,974	$190,759	$1,190,663
Accumulated impairment losses	—	—	(14,482)	(14,482)
Goodwill	$638,930	$360,974	$176,277	$1,176,181

	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Balance at January 1, 2016	$605,234	$39,312	$182,029	$826,575
Changes during the period:
Goodwill acquired	26,969	308,267	—	335,236
Acquisition accounting adjustments	176	168	9,736	10,080
Goodwill impairment	—	—	(14,482)	(14,482)
Currency translation adjustment	558	(7,882)	(24,489)	(31,813)
Balance at December 31, 2016:
Goodwill, gross	$632,937	$339,865	$167,276	$1,140,078
Accumulated impairment losses	—	—	(14,482)	(14,482)
Goodwill	$632,937	$339,865	$152,794	$1,125,596
The acquired goodwill for the six months ended June 30, 2017 was related to the acquisitions of Pentalver in our U.K./European Operations segment and HOG in our North American Operations segment. The acquired goodwill for the year ended December 31, 2016 was related to the acquisitions of P&W in our North American Operations and GRail in our Australian Operations segment. See Note 2, Changes in Operations, for additional information regarding the P&W, GRail, Pentalver and HOG acquisitions.
The goodwill impairment recorded for the year ended December 31, 2016 resulted from the write-off of goodwill ascribed to the Company's ERS business within its U.K./European Operations segment. See Note 2, Changes in Operations, for additional information regarding ERS.
6. LONG-TERM DEBT:
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
During the six months ended June 30, 2017, the Company made prepayments on its United States term loan of $99.8 million. Since the Company applied all of its prepayments on the term loan to its quarterly installments, the Company's remaining principal balance of $1.3 billion will be due at maturity on March 31, 2020.
During the six months ended June 30, 2017, the Company also made scheduled quarterly principal payments of $5.2 million on its United States term loan and £2.5 million (or $3.2 million at the exchange rate on the dates the payments were made) on its U.K. term loan.
The United States dollar-denominated and the British pound-denominated term loans began to amortize in quarterly installments during the three months ended September 30, 2016, with the remaining principal balance payable upon maturity, as set forth below (amounts in thousands):

	Quarterly Payment Date	Principal Amount Due on Each Payment Date
British pound:	September 30, 2017 through June 30, 2018	£1,271
	September 30, 2018 through December 31, 2019	£2,542
	Maturity date - March 31, 2020	£75,532
As of June 30, 2017, the Company had the following outstanding term loans under its Credit Agreement (amounts in thousands, except percentages):

	Local Currency	United States Dollar Equivalent	Interest Rate
United States dollar	$1,323,000	$1,323,000	2.98%
British pound	£95,868	$124,696	2.00%
The Company's availability to draw from the unused borrowing capacity is subject to covenant limitations as discussed below. As of June 30, 2017, the Company had the following unused borrowing capacity under its revolving credit facility (dollars in thousands):

2017
Total available borrowing capacity	$625,000
Outstanding revolving loans	$222,122
Outstanding letter of credit guarantees	$2,672
Unused borrowing capacity	$400,206

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of June 30, 2017, the Company had the following outstanding revolving loans under its revolving credit facility (amounts in thousands, except percentages):

	Local Currency		United States Dollar Equivalent	Interest Rate
British pound (swingline loan)		£4,000	$5,203	1.97%
British pound		£135,000	$175,595	2.00%
Canadian dollar	C$	7,500	$5,774	2.66%
Euro		€31,150	$35,551	1.75%
As of June 30, 2017, the Company was in compliance with the covenants under the Credit Agreement, as amended.
7. DERIVATIVE FINANCIAL INSTRUMENTS:
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
The fair values of the Company's interest rate swap agreements were estimated based on Level 2 inputs. The Company's effectiveness testing during the three and six months ended June 30, 2017 and 2016 resulted in no amount of gain or loss reclassified from accumulated other comprehensive loss into earnings due to ineffectiveness. During the three and six months ended June 30, 2017, $0.5 million and $0.9 million, respectively, of existing net losses were realized and recorded as interest expense in the consolidated statements of operations. During the three and six months ended June 30, 2016, $0.4 million and $0.7 million, respectively, of existing net losses were realized and recorded as interest expense in the consolidated statements of operations. Based on the Company's fair value assumptions as of June 30, 2017, it expects to realize $2.3 million of existing net losses that are reported in accumulated other comprehensive loss into earnings within the next 12 months. See Note 12, Accumulated Other Comprehensive Loss, for additional information regarding the Company's cash flow hedges.
Foreign Currency Exchange Rate Risk
As of June 30, 2017, the Company's foreign subsidiaries had $1.1 billion of third-party debt, including capital leases, denominated in the local currencies in which the Company's foreign subsidiaries operate, including the Australian dollar, the British pound, the Canadian dollar and the Euro. The debt service obligations associated with this foreign currency debt are generally funded directly from those foreign operations. As a result, foreign currency risk related to this portion of the Company's debt service payments is limited. However, in the event the foreign currency debt service is not paid by the Company's foreign subsidiaries and is paid by its United States subsidiaries, the Company may face exchange rate risk if the Australian dollar, the British pound, the Canadian dollar or the Euro were to appreciate relative to the United States dollar and require higher United States dollar equivalent cash.

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
On March 25, 2015, the Company closed on the Freightliner acquisition and paid cash consideration of £492.1 million (or $733.0 million at the exchange rate on March 25, 2015). The Company financed the acquisition through a combination of available cash and borrowings under the Company's Credit Agreement. A portion of the funds were transferred from the United States to the U.K. through an intercompany loan with a notional amount of £120.0 million (or $181.0 million at the exchange rate on the effective date of the loan) and accrued interest as of June 30, 2017 of £17.5 million (or $22.4 million at the exchange rate on June 30, 2017), each of which are expected to remain until maturity of the loan. To mitigate the foreign currency exchange rate risk related to this non-functional currency intercompany loan and the related interest, the Company entered into British pound forward contracts, which are accounted for as cash flow hedges.
The fair values of the Company's British pound forward contracts were estimated based on Level 2 inputs. The Company's effectiveness testing during the three and six months ended June 30, 2017 and 2016 resulted in no amount of gain or loss reclassified from accumulated other comprehensive loss into earnings due to ineffectiveness. During the three and six months ended June 30, 2017, $0.1 million and $0.3 million, respectively, of net gains were recorded as interest income in the consolidated statements of operations. During the three and six months ended June 30, 2016, $0.3 million of net gains were recorded as interest income in the consolidated statements of operations. Based on the Company's fair value assumptions as of June 30, 2017, it expects to realize $0.6 million of existing net gains that are reported in accumulated other comprehensive loss into earnings within the next 12 months. See Note 12, Accumulated Other Comprehensive Loss, for additional information regarding the Company's cash flow hedges.
The following table summarizes the Company's outstanding British pound forward contracts (British pounds in thousands):

Effective Date	Settlement Date	Notional Amount	Exchange Rate
3/25/2015	3/31/2020	£60,000	1.51
3/25/2015	3/31/2020	£60,000	1.50
6/30/2015	3/31/2020	£2,035	1.57
9/30/2015	3/31/2020	£1,846	1.51
12/31/2015	3/31/2020	£1,873	1.48
3/31/2016	3/31/2020	£1,881	1.45
6/30/2016	3/31/2020	£1,909	1.35
9/30/2016	3/31/2020	£1,959	1.33
12/31/2016	3/31/2020	£1,989	1.28
3/31/2017	3/31/2020	£1,975	1.30
6/30/2017	3/31/2020	£2,026	1.34

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On December 1, 2016, GWAHLP and the Company's subsidiary, GWI Holding B.V. (GWBV), entered into an A$248.9 million non-recourse subordinated partner loan agreement (GRail Intercompany Loan), which loan is eliminated in consolidation. GWBV used the proceeds from this loan to fund a portion of the acquisition of GRail. To mitigate the foreign currency exchange rate risk related to the non-functional currency intercompany loan, the Company entered into two Euro/Australian dollar floating-to-floating cross-currency swap agreements (the Swaps) on December 22, 2016, which effectively convert the A$248.9 million intercompany loan receivable in the Netherlands into a €171.7 million loan receivable. These agreements do not qualify as hedges for accounting purposes and, accordingly, mark-to-market changes in the fair value of the Swaps relative to the underlying GRail Intercompany Loan will be recorded over the life of the agreements, which expire on June 30, 2019. The first swap requires the Company to pay Australian dollar BBR plus 4.50% based on a notional amount of A$123.9 million and allows the Company to receive EURIBOR plus 2.68% based on a notional amount of €85.5 million on a semi-annual basis. EURIBOR is the Euro Interbank Offered Rate, which the Company believes is generally considered the Euro equivalent to LIBOR. The second swap requires the Company to pay Australian dollar BBR plus 4.50% based on a notional amount of A$125.0 million and allows the Company to receive EURIBOR plus 2.90% based on a notional amount of €86.3 million on a semi-annual basis. As a result of the mark-to-market impact of the GRail Intercompany Loan compared to the Swaps, the Company realized a net expense of $0.8 million and $3.7 million within other (loss)/income, net for the three and six months ended June 30, 2017, respectively. Over the life of the Swaps, the Company expects the cumulative impact of net gains and losses from the GRail Intercompany Loan and Swaps to be approximately zero.
The following table summarizes the fair value of the Company's derivative instruments recorded in the consolidated balance sheets as of June 30, 2017 and December 31, 2016 (dollars in thousands):

		Fair Value
	Balance Sheet Location	June 30, 2017	December 31, 2016
Asset Derivatives:
Derivatives designated as hedges:
British pound forward contracts	Other assets, net	$20,287	$26,359
Total derivatives designated as hedges		$20,287	$26,359
Derivatives not designated as hedges:
Cross-currency swap contract	Prepaid expenses and other	$259	$174
Cross-currency swap contract	Other assets, net	254	506
Total derivatives not designated as hedges		$513	$680

Liability Derivatives:
Derivatives designated as hedges:
Interest rate swap agreements	Accrued expenses	$2,338	$1,747
Interest rate swap agreements	Other long-term liabilities	15,493	13,411
British pound forward contracts	Other long-term liabilities	234	17
Total derivatives designated as hedges		$18,065	$15,175

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table shows the effect of the Company's derivative instruments designated as cash flow hedges for the three and six months ended June 30, 2017 and 2016 in other comprehensive income (OCI) (dollars in thousands):

	Total Cash Flow Hedge OCI Activity, Net of Tax
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Derivatives Designated as Cash Flow Hedges:
Effective portion of net changes in fair value recognized in OCI, net of tax:
Interest rate swap agreements	$(1,647)	$(5,064)	$(1,770)	$(14,366)
British pound forward contracts, net (a)	1,043	(1,742)	1,672	(1,871)
	$(604)	$(6,806)	$(98)	$(16,237)

(a)
The three and six months ended June 30, 2017 represents a net gain of $3.8 million and $5.4 million, respectively, for the mark-to-market of the U.K. intercompany loan, partially offset by a net loss of $2.8 million and $3.8 million, respectively, for the mark-to-market of the British pound forward contracts. The three and six months ended June 30, 2016 represents a net loss of $8.7 million and $11.4 million, respectively, for the mark-to-market of the U.K. intercompany loan, partially offset by a net gain of $7.0 million and $9.5 million, respectively, for the mark-to-market of the British pound forward contracts.

The following table shows the effect of the Company's derivative instruments not designated as hedges for the three and six months ended June 30, 2017 and 2016 in the consolidated statements of operations (dollars in thousands):

		Amount Recognized in Earnings
		Three Months Ended		Six Months Ended
	Location of Amount Recognized in Earnings	June 30,		June 30,
		2017	2016	2017	2016
Derivative Instruments Not Designated as Hedges:
Cross-currency swap agreements, net (a)	Other income/(loss), net	$(809)	$—	$3,667	$—
		$(809)	$—	$3,667	$—

(a)
The three months ended June 30, 2017 represents a net gain of $11.2 million for the mark-to-market of the Swaps, partially offset by a net loss of $12.0 million for the mark-to-market of the GRail Intercompany Loan. The six months ended June 30, 2017 represents a net loss of $3.5 million for the mark-to-market of the Swaps and a net loss of $0.2 million for the mark-to-market of the GRail Intercompany Loan.

8. FAIR VALUE OF FINANCIAL INSTRUMENTS:
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

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company's recurring fair value measurements using significant unobservable inputs (Level 3) relate to the Company's deferred consideration from the Freightliner acquisition in 2015 and from the HOG acquisition in 2017. The fair value of the deferred consideration liabilities were estimated by discounting, to present value, contingent payments expected to be made.
Financial Instruments Carried at Historical Cost: Since the Company's long-term debt is not actively traded, fair value was estimated using a discounted cash flow analysis based on Level 2 valuation inputs, including borrowing rates the Company believes are currently available to it for loans with similar terms and maturities.
The following table presents the Company's financial instruments carried at fair value using Level 2 inputs as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017	December 31, 2016
Financial instruments carried at fair value using Level 2 inputs:
Financial assets carried at fair value:
British pound forward contracts	$20,287	$26,359
Cross-currency swap contracts	513	680
Total financial assets carried at fair value	$20,800	$27,039
Financial liabilities carried at fair value:
Interest rate swap agreements	$17,831	$15,158
British pound forward contracts	234	17
Total financial liabilities carried at fair value	$18,065	$15,175
The following table presents the Company's financial instruments carried at fair value using Level 3 inputs as of June 30, 2017 and December 31, 2016 (amounts in thousands):

	June 30, 2017		December 31, 2016
	Local Currency	United States Dollar Equivalent	Local Currency	United States Dollar Equivalent
Financial instrument carried at fair value using Level 3 inputs:
Financial liabilities carried at fair value:
Accrued deferred consideration - Freightliner	£27,110	$35,263	£25,882	$31,933
Accrued deferred consideration - HOG	$5,676	$5,676	$—	$—
At the date of acquisition of Freightliner in 2015, the contingent liability represented the aggregate fair value of the shares transferred to the Company by the Management Shareholders in exchange for the right to receive cash consideration for the representative economic interest of approximately 6% in Freightliner in the future (deferred consideration). Each of the Management Shareholders may elect to receive one third of their respective deferred consideration valued as of March 31, 2018, 2019 and 2020. The remaining portion of the deferred consideration will be valued as of March 31, 2020 and paid by the end of 2020.
The Freightliner contingent liability is adjusted each period to represent the fair value of the deferred consideration as of the balance sheet date. To do so, the Company recalculates the estimated fair value of the deferred consideration in each reporting period until it is paid in full by using a contractual formula designed to estimate the economic value of the Management Shareholders' retained interest in a manner consistent with that used to derive the Freightliner acquisition price per share on the acquisition date. This calculation effectively represents the present value of the expected payment to be made upon settlement of the deferred consideration. Accordingly, such recalculations will reflect both the impact of the time value of money and the impact of changes in the expected future performance of the acquired business, as applicable. During the three months ended June 30, 2017 and 2016, the Company recognized $0.8 million and $1.0 million, respectively, and $1.5 million and $1.1 million, respectively, during the six months ended June 30, 2017 and 2016, through other expenses within the Company's consolidated statements of operations as a result of the change in the estimated fair value of the deferred consideration, which primarily represented the time value of money. The Company expects to recognize future changes in the contingent liability for the estimated fair value of the deferred consideration through other expenses within the Company's consolidated statement of operations. These future changes in the estimated fair value of the deferred consideration are not expected to be deductible for tax purposes.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

At the date of acquisition of HOG in 2017, the contingent liability represented the fair value of the deferred consideration payable to the sellers upon satisfaction of certain conditions, which the Company expects to be paid in 2021. See Note 2, Changes in Operations, for additional information regarding HOG.
The HOG contingent liability will be adjusted each period to represent the fair value of the deferred consideration as of the balance sheet date. To do so, the Company recalculates the estimated fair value of the deferred consideration in each reporting period until it is paid by using a contractual formula as defined in the stock purchase agreement. This calculation effectively represents the present value of the expected payment to be made upon settlement of the deferred consideration. The Company expects to recognize future changes in the contingent liability for the estimated fair value of the deferred consideration through other expenses within the Company's consolidated statement of operations. These future changes in the estimated fair value of the deferred consideration are not expected to be deductible for tax purposes.
The following table presents the carrying value and fair value using Level 2 inputs of the Company's financial instruments carried at historical cost as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities carried at historical cost:
United States term loan	$1,312,875	$1,316,712	$1,415,873	$1,422,512
U.K. term loan	122,779	124,806	121,149	121,594
Australian Credit Agreement	509,493	528,267	484,703	501,909
Partner Loan Agreement	182,847	186,477	172,154	171,435
Revolving credit facility	217,887	222,757	74,297	81,192
Other debt	2,936	2,967	4,882	4,889
Total	$2,348,817	$2,381,986	$2,273,058	$2,303,531
9. U.K. PENSION PLAN:
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
The following tables summarize the components of the Pension Program related to the net benefit costs recognized in labor and benefits in the Company's consolidated statements of operations for the three and six months ended June 30, 2017 and 2016 (amounts in thousands):

	Three Months Ended June 30,
	2017		2016
	GBP	USD	GBP	USD
Service cost	£2,988	$3,823	£2,395	$3,436
Interest cost	1,978	2,531	2,227	3,197
Expected return on plan assets	(3,307)	(4,232)	(2,847)	(4,085)
Net periodic benefit cost	£1,659	$2,122	£1,775	$2,548

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Six Months Ended June 30,
	2017		2016
	GBP	USD	GBP	USD
Service cost	£5,976	$7,526	£4,790	$6,863
Interest cost	3,956	4,982	4,504	6,385
Expected return on plan assets	(6,614)	(8,329)	(5,694)	(8,159)
Net periodic benefit cost	£3,318	$4,179	£3,600	$5,089
During the six months ended June 30, 2017, the Company contributed £3.0 million (or $3.9 million at the June 30, 2017 exchange rate) to fund the Pension Program. The Company expects to contribute £4.1 million (or $5.3 million at the June 30, 2017 exchange rate) to the Pension Program for the remainder of 2017. The Pension Program's assets may undergo significant changes over time as a result of market conditions. In the event that the Pension Program's projected assets and liabilities reveal additional funding requirements, the shared cost arrangement generally means that the Company will be required to pay 60% of any additional contributions, with active members contributing the remaining 40%, in each case over an agreed recovery period. If the Pension Program was to be terminated and wound up, any deficit would fall entirely on the Company and could not be shared with active members. Currently, the Company has no intention of terminating the Pension Program.
10. INCOME TAXES:
The Company's effective income tax rate for the three months ended June 30, 2017 was 38.1%, compared with 31.4% for the three months ended June 30, 2016. The Company's effective income tax rate for the six months ended June 30, 2017 was 40.6%, compared with 31.6% for the six months ended June 30, 2016. The higher effective income tax rate for the three and six months ended June 30, 2017 was primarily driven by an income tax benefit of $7.2 million and $13.5 million recorded in the three and six months ended June 30, 2016, respectively, associated with the now expired United States Short Line Tax Credit. In addition, with regard to a valuation allowance recorded against deferred income tax assets, primarily associated with losses at ERS that the Company believes will not be realizable, the Company's provision for income taxes for the three months ended June 30, 2017 included a decrease to the valuation allowance of €0.6 million (or $0.6 million at the average exchange rate for the period) and for the six months ended June 30, 2017 included an increase to the valuation allowance of €1.0 million (or $1.0 million at the average exchange rate for the period). The Company's provision for income taxes for the six months ended June 30, 2016 included the recording of a valuation allowance of A$2.6 million (or $2.0 million at the average exchange rate in March of 2016) associated with the impairment of GWA's now idle rolling-stock maintenance facility that was formerly used in connection with the Southern Iron rail haulage agreement with Arrium (see Note 2, Changes in Operations).
The United States Short Line Tax Credit is an income tax track maintenance credit for Class II and Class III railroads to reduce their federal income tax based on qualified railroad track maintenance expenditures. Qualified expenditures include amounts incurred for maintaining track, including roadbed, bridges and related track structures owned or leased by a Class II or Class III railroad. The credit is equal to 50% of the qualified expenditures, subject to an annual limitation of $3,500 multiplied by the number of miles of railroad track owned or leased by the Class II or Class III railroad as of the end of its tax year. The United States Short Line Tax Credit was initially enacted for a three year period, 2005 through 2007, and subsequently extended on a retroactive basis. This pattern was repeated a series of times, with the last extension expiring on December 31, 2016.
11. COMMITMENTS AND CONTINGENCIES:
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

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company is also involved in several arbitrations related to contractual disputes that are not covered by insurance. In March 2017, CSX Transportation, Inc. (CSXT) initiated arbitration against several of the Company’s subsidiaries associated with freight revenue factors (or divisions) under certain operating agreements associated with leased railroads. CSXT is seeking to reduce certain of the Company's freight revenue factors for the time period after August 21, 2016. The Company believes it has meritorious defenses against the CSXT claims. In an unrelated matter, on May 3, 2017, the AGR initiated arbitration related to the collection of outstanding liquidated damages under a volume commitment (or take-or-pay) contract with a customer. The Company believes it will prevail in the collection of the outstanding liquidated damages. Although the Company expects to attain successful outcomes in each of these matters, arbitration is inherently uncertain and it is possible that an unfavorable ruling could have an adverse effect on the Company's results of operations, financial condition and liquidity.
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
12. ACCUMULATED OTHER COMPREHENSIVE LOSS:
The following tables set forth the components of accumulated other comprehensive loss attributable to Genesee & Wyoming Inc. included in the consolidated balance sheets and consolidated statements of comprehensive income (dollars in thousands):

	Foreign Currency Translation Adjustment	Defined Benefit Plans		Net Unrealized Gain/(Loss) on Cash Flow Hedges		Accumulated Other Comprehensive Loss
Balance, December 31, 2016	$(177,662)	$(19,948)		$(13,726)		$(211,336)
Other comprehensive income/(loss) before reclassifications	53,482	(2,263)		(4,448)		46,771
Amounts reclassified from accumulated other comprehensive loss, net of tax (provision) of ($40) and ($3,381), respectively	—	76	(a)	5,029	(b)	5,105
Current period change	53,482	(2,187)		581		51,876
Balance, June 30, 2017	$(124,180)	$(22,135)		$(13,145)		$(159,460)

	Foreign Currency Translation Adjustment	Defined Benefit Plans		Net Unrealized Gain/(Loss) on Cash Flow Hedges		Accumulated Other Comprehensive Loss
Balance, December 31, 2015	$(156,146)	$11,005		$(8,316)		$(153,457)
Other comprehensive income/(loss) before reclassifications	(1,491)	—		(4,640)		(6,131)
Amounts reclassified from accumulated other comprehensive loss, net of tax (provision)/benefit of ($791) and $7,731, respectively	—	2,924	(a)	(11,597)	(b)	(8,673)
Current period change	(1,491)	2,924		(16,237)		(14,804)
Balance, June 30, 2016	$(157,637)	$13,929		$(24,553)		$(168,261)

(a)	Existing net gains realized were recorded in labor and benefits on the consolidated statements of operations.

(b)	Existing net gains/(losses) realized were recorded in interest expense on the consolidated statements of operations (see Note 7, Derivative Financial Instruments).

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Comprehensive Income Attributable to Noncontrolling Interest
As discussed in Note 2, Changes in Operations, the Company began presenting noncontrolling interest as a result of the GRail transaction on December 1, 2016. The following table sets forth comprehensive income attributable to noncontrolling interest for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income attributable to noncontrolling interest	$2,121	$—	$3,172	$—
Other comprehensive income/(loss):
Foreign currency translation adjustment	1,047	—	13,670	—
Net unrealized loss on qualifying cash flow hedges, net of tax benefit of $39 and $291, respectively	(90)	—	(679)	—
Comprehensive income attributable to noncontrolling interest	$3,078	$—	$16,163	$—
13. STOCKHOLDERS' EQUITY:
The following table reconciles the beginning and end of the period equity balance attributable to Genesee & Wyoming Inc. and to noncontrolling interest (dollars in thousands):

	Genesee & Wyoming Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2016	$2,894,582	$292,539	$3,187,121
Net income	72,245	3,172	75,417
Other comprehensive income	51,876	12,991	64,867
Additional paid-in capital from stock-based compensation awards	11,267	—	11,267
Other	(75)	(27)	(102)
Balance, June 30, 2017	$3,029,895	$308,675	$3,338,570
14. SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
As of June 30, 2017 and 2016, the Company had outstanding receivables from outside parties for the funding of capital expenditures of $10.0 million and $12.5 million, respectively. At June 30, 2017 and 2016, the Company also had $10.5 million and $14.0 million, respectively, of purchases of property and equipment that were not paid and, accordingly, were accrued in accounts payable in the normal course of business.
15. SEGMENT INFORMATION:
The Company presents the financial results of its 10 operating regions as three reportable segments: North American Operations, Australian Operations and U.K./European Operations. The Company owns a 51.1% controlling interest in the Australian Operations. As such, the Company includes 100% of the revenues and expenses from its Australian Operations within its consolidated financial statements and reports a noncontrolling interest for MIRA’s 48.9% equity ownership. Each of the Company's segments generates the following three categories of revenues from external customers: freight revenues, freight-related revenues and all other revenues. The Company's eight North American regions are aggregated into one reportable segment as a result of having similar economic and operating characteristics.
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

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table reflects the average exchange rates used to translate the foreign entities respective local currency results of operations into United States dollars for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
United States dollar per Australian dollar	$0.75	$0.75	$0.75	$0.73
United States dollar per British pound	$1.28	$1.44	$1.26	$1.43
United States dollar per Canadian dollar	$0.74	$0.78	$0.75	$0.75
United States dollar per Euro	$1.01	$1.13	$1.08	$1.12
The following tables set forth select financial data for the Company's reportable segments for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended June 30, 2017
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$238,373	$63,753	$81,029	$383,155
Freight-related revenues	61,183	11,500	54,938	127,621
All other revenues	16,118	1,556	11,983	29,657
Total operating revenues	$315,674	$76,809	$147,950	$540,433
Operating income	$79,586	$20,250	$1,504	$101,340
Depreciation and amortization	$38,919	$14,970	$7,624	$61,513
Interest expense, net	$9,560	$13,835	$1,809	$25,204
Provision for/(benefit from) income taxes	$27,789	$1,931	$(123)	$29,597
Expenditures for additions to property & equipment, net of grants from outside parties	$40,012	$3,714	$3,190	$46,916

	Three Months Ended June 30, 2016
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$227,082	$26,394	$87,306	$340,782
Freight-related revenues	60,978	27,129	45,581	133,688
All other revenues	16,515	1,760	8,630	26,905
Total operating revenues	$304,575	$55,283	$141,517	$501,375
Operating income/(loss)	$79,023	$9,381	$(1,210)	$87,194
Depreciation and amortization	$37,124	$7,233	$6,567	$50,924
Interest expense, net	$9,666	$2,398	$5,341	$17,405
Provision for/(benefit from) income taxes	$20,953	$2,247	$(1,088)	$22,112
Expenditures for additions to property & equipment, net of grants from outside parties	$39,523	$4,787	$11,338	$55,648

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Six Months Ended June 30, 2017
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$476,654	$124,627	$159,619	$760,900
Freight-related revenues	126,528	23,209	97,221	246,958
All other revenues	31,968	2,880	16,835	51,683
Total operating revenues	$635,150	$150,716	$273,675	$1,059,541
Operating income/(loss)	$147,156	$37,409	$(5,771)	$178,794
Depreciation and amortization	$77,786	$30,162	$14,339	$122,287
Interest expense, net	$20,111	$27,822	$3,409	$51,342
Provision for/(benefit from) income taxes	$49,863	$2,792	$(1,130)	$51,525
Expenditures for additions to property & equipment, net of grants from outside parties	$64,227	$5,176	$10,465	$79,868

	Six Months Ended June 30, 2016
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$448,907	$51,171	$167,118	$667,196
Freight-related revenues	122,503	52,619	92,024	267,146
All other revenues	32,943	3,291	13,415	49,649
Total operating revenues	$604,353	$107,081	$272,557	$983,991
Operating income/(loss)	$149,001	$(2,370)	$(2,441)	$144,190
Depreciation and amortization	$73,313	$13,889	$13,052	$100,254
Interest expense, net	$20,130	$4,793	$10,382	$35,305
Provision for/(benefit from) income taxes	$36,962	$(277)	$(1,765)	$34,920
Expenditures for additions to property & equipment, net of grants from outside parties	$64,939	$5,654	$16,738	$87,331
The following tables set forth select balance sheet data for the Company's reportable segments as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Cash and cash equivalents	$11,266	$47,602	$24,875	$83,743
Property and equipment, net	$3,607,366	$660,454	$322,920	$4,590,740

	December 31, 2016
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Cash and cash equivalents	$10,137	$9,213	$12,969	$32,319
Property and equipment, net	$3,590,625	$634,148	$278,546	$4,503,319

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

16. RECENTLY ISSUED ACCOUNTING STANDARDS:
Accounting Standards Not Yet Effective
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and includes the specific steps for recognizing revenue and disclosure requirements. In August 2015, the FASB issued ASU 2015-14, which approved a one-year deferral of the effective date of the new revenue recognition standard. In March 2016, the FASB issued ASU 2016-08, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, which provides clarification when identifying performance obligations and providing implementation guidance on licensing. In May 2016, the FASB issued ASU 2016-12, which clarifies the objective of the collectibility criterion. The new standards will become effective for the Company on January 1, 2018, and the Company plans to adopt the accounting standards on a modified retrospective basis with the cumulative effect of initially applying the standards recognized as an adjustment to opening retained earnings at January 1, 2018. The Company is currently assessing the impact of adopting this guidance for its existing portfolio of customer contracts and will continue to assess new contracts entered into prior to the adoption of the new standard. Based on its current assessment, the Company does not expect the adoption of this guidance to have a material change to its revenue recognition, although additional disclosures will be required to help users of the financial statements understand the nature, amount and timing of revenue and cash flows arising from the Company’s contracts with customers.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities, which requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value, with subsequent changes in fair value recognized in net income. The amendments also impact certain disclosure requirements for financial instruments. The amendments will become effective for the Company beginning January 1, 2018. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
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
In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718), Scope of Modification Accounting, which provides guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments will become effective for the Company beginning January 1, 2018. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
17. SUBSEQUENT EVENT:
Effective July 1, 2017, the state of Illinois increased its corporate income tax rate by 1.75%, which the Company expects will increase its deferred income tax liability by approximately $2 million as of the effective date.

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
Overview
We own or lease 122 freight railroads worldwide that are organized in 10 operating regions with approximately 8,000 employees and more than 3,000 customers.
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

On May 3, 2017, our subsidiary, GWI UK Acquisition Company Limited, purchased for cash all of the issued share capital of Pentalver Transport Limited (Pentalver) from a subsidiary of APM Terminals (a subsidiary of A P Møller-Maersk A/S) for £97.8 million (or approximately $126.2 million at the exchange rate on May 3, 2017). For additional information regarding Pentalver, see Note 2, Changes in Operations, to our Consolidated Financial Statements set forth in "Part I Item 1. Financial Statements" of this quarterly report.
On May 31, 2017, we completed the acquisition of the outstanding shares of Atlantic Western Transportation, Inc., parent company of Heart of Georgia Railroad, Inc. (HOG), for $5.6 million in cash and contingent consideration of $5.7 million. The contingent consideration is payable to the sellers upon satisfaction of certain conditions, which we expect to be paid in 2021.
Impact of GRail Acquisition on our Financial Presentation
Our Australian business underwent a transformational change on December 1, 2016, with the acquisition of Glencore Rail (NSW) Pty Limited (GRail) and the formation of the Australia Partnership, which we control through our 51.1% interest. The GRail acquisition significantly expanded our operations in New South Wales. In conjunction with the GRail acquisition that closed on December 1, 2016, we issued a 48.9% equity stake in our Australian subsidiary, G&W Australia Holdings LP (GWAHLP) to MIRA. We retained a 51.1% controlling interest in GWAHLP and continue to consolidate 100% of our Australian Operations in our financial statements and report a noncontrolling interest for MIRA’s 48.9% equity ownership. As a result, our operating revenues and operating income for the three and six months ended June 30, 2017 included 100% of our Australian business, while net income attributable to G&W reflects our 51.1% ownership position in our Australian business.
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
Overview of Three-Month Results
Consolidated Results
Our operating revenues increased $39.1 million, or 7.8%, to $540.4 million for the three months ended June 30, 2017, compared with $501.4 million for the three months ended June 30, 2016. Operating income for the three months ended June 30, 2017 was $101.3 million, compared with $87.2 million for the three months ended June 30, 2016, an increase of $14.1 million, or 16.2%. Our operating ratio, defined as operating expenses divided by operating revenues, was 81.2% for the three months ended June 30, 2017, compared with 82.6% for the three months ended June 30, 2016.
Net income attributable to G&W for the three months ended June 30, 2017 was $46.0 million, compared with net income of $48.4 million for the three months ended June 30, 2016. Our diluted earnings per common share (EPS) for the three months ended June 30, 2017 were $0.74 with 62.4 million weighted average shares outstanding, compared with diluted EPS of $0.83 with 58.1 million weighted average shares outstanding for the three months ended June 30, 2016.
Items Affecting Comparability
Our results for the three months ended June 30, 2017 and 2016 included certain items affecting comparability between the periods that are set forth below (dollars in millions, except per share amounts):

	Income/(Loss) Before Taxes Impact	After-Tax Net Income/(Loss) Attributable to G&W Impact	Diluted Earnings/(Loss) Per Common Share Impact
Three Months Ended June 30, 2017
Corporate development and related costs	$(3.7)	$(2.7)	$(0.04)
Restructuring costs	$(2.4)	$(2.2)	$(0.03)
Gain on sale of investment	$1.6	$1.0	$0.02

Three Months Ended June 30, 2016
Corporate development and related costs	$(2.6)	$(1.8)	$(0.03)
Restructuring costs	$(5.0)	$(4.0)	$(0.07)
Q2 2016 Short Line Tax Credit	$—	$7.2	$0.12

For the three months ended June 30, 2017, our results included corporate development and related costs of $3.7 million, primarily related to the acquisition and integration of Pentalver, as well as restructuring costs of $2.4 million, primarily in our U.K./Europe Region. The results for the three months ended June 30, 2017 also included a $1.6 million gain on the sale of an investment in the United States.
For the three months ended June 30, 2016, our results included restructuring costs of $5.0 million, primarily associated with our U.K./Europe Region and corporate development and related costs of $2.6 million, primarily related to the acquisition of GRail and integration costs associated with Freightliner. The results for the three months ended June 30, 2016 also included an income tax benefit of $7.2 million associated with the United States Short Line Tax Credit. The Short Line Tax Credit expired on December 31, 2016.
Results by Segment
North America
Operating revenues from our North American Operations increased $11.1 million, or 3.6%, to $315.7 million for the three months ended June 30, 2017, compared with $304.6 million for the three months ended June 30, 2016. The increase in operating revenues from our North American Operations was primarily due to $8.7 million from new operations as well as increases in agricultural products and minerals and stone revenues.
North American Operations traffic increased 10,924 carloads, or 2.8%, to 397,047 carloads for the three months ended June 30, 2017. Excluding 11,483 carloads from new operations, same railroad traffic decreased 559 carloads, or 0.1%. The traffic decrease was principally due to decreases of 1,873 carloads of metallic ores traffic (primarily in the Mountain West and Coastal regions), 1,839 carloads of petroleum products traffic (primarily in the Northeast and Mountain West regions), 1,695 carloads of metals traffic (primarily in the Southern and Coastal regions), 1,547 carloads of chemicals and plastics traffic (primarily in the Mountain West Region) and 1,514 carloads of pulp and paper traffic (primarily in the Southern and Coastal regions), partially offset by increases of 3,235 carloads of agricultural products traffic (primarily in the Central and Mountain West regions), 2,422 carloads of waste traffic (primarily in Northeast and Pacific regions) and 1,380 carloads of minerals and stone traffic (primarily in Central Region). All remaining traffic increased by a net 872 carloads.
Operating income from our North American Operations for the three months ended June 30, 2017 was $79.6 million, compared with $79.0 million for the three months ended June 30, 2016. The operating ratio for our North American Operations for the three months ended June 30, 2017 was 74.8%, compared with 74.1% for the three months ended June 30, 2016.
Australia
Operating revenues from our Australian Operations increased $21.5 million, or 38.9%, to $76.8 million for the three months ended June 30, 2017, compared with $55.3 million for the three months ended June 30, 2016. Excluding $16.2 million of net revenues from new operations and a $0.4 million increase due to the impact of foreign currency appreciation, Australian Operations same railroad revenues increased $5.0 million, or 8.9%, primarily due to an increase in metallic ores revenues.
Australian Operations traffic increased 101,838 carloads to 146,089 carloads for the three months ended June 30, 2017. Excluding 92,659 carloads from new operations, same railroad traffic increased 9,179 carloads, or 20.7% for the three months ended June 30, 2017, compared with the three months ended June 30, 2016. The traffic increase was principally due to increases of 6,836 carloads of metallic ores traffic and 4,871 carloads of agricultural products traffic, partially offset by a decrease of 2,359 carloads of minerals and stone traffic. All remaining traffic decreased by 169 carloads.
Operating income from our Australian Operations for the three months ended June 30, 2017 was $20.3 million, compared with $9.4 million for the three months ended June 30, 2016. The operating ratio for our Australian Operations was 73.6% for the three months ended June 30, 2017, compared with an operating ratio of 83.0% for the three months ended June 30, 2016.
U.K./Europe
Operating revenues from our U.K./European Operations increased $6.4 million, or 4.5%, to $148.0 million for the three months ended June 30, 2017, compared with $141.5 million for the three months ended June 30, 2016. Excluding $25.5 million from new operations and an $11.8 million decrease due to the impact of foreign currency depreciation, U.K./European Operations same railroad revenues decreased $7.3 million, or 5.6%, primarily due to a decrease in Continental Europe intermodal revenues following the completion of the restructuring of ERS Railways B.V. (ERS) in the first half of 2017.
U.K./European Operations traffic decreased 9,596 carloads, or 3.5%, to 266,946 carloads for the three months ended June 30, 2017. The traffic decrease was principally due to decreases of 11,452 carloads of intermodal traffic (primarily in Continental Europe) and 5,276 carloads of coal and coke traffic (primarily in the U.K.), partially offset by an increase of 7,062 carloads of minerals and stone traffic (primarily in Poland). All remaining traffic increased by a net 70 carloads.

Our U.K./European Operations had operating income of $1.5 million for the three months ended June 30, 2017, compared with an operating loss of $1.2 million for the three months ended June 30, 2016. Our U.K./European Operations operating income for the three months ended June 30, 2017 included $2.3 million of restructuring costs and $2.1 million of corporate development and related costs, primarily related to the integration and acquisition of Pentalver. The operating loss from our U.K./European Operations for the three months ended June 30, 2016 included $4.6 million of restructuring costs.
Overview of Six-Month Results
Operating revenues increased $75.6 million, or 7.7% to $1,059.5 million for the six months ended June 30, 2017, compared with $984.0 million for the six months ended June 30, 2016. Operating income for the six months ended June 30, 2017 was $178.8 million, compared with $144.2 million for the six months ended June 30, 2016, an increase of $34.6 million, or 24.0%. Our operating ratio was 83.1% for the six months ended June 30, 2017, compared with 85.3% for the six months ended June 30, 2016.
Net income attributable to G&W for the six months ended June 30, 2017 was $72.2 million, compared with net income of $75.4 million for the six months ended June 30, 2016. Our diluted EPS for the six months ended June 30, 2017 were $1.16 with 62.4 million weighted average shares outstanding, compared with diluted EPS of $1.30 with 58.0 million weighted average shares outstanding for the six months ended June 30, 2016.
During the six months ended June 30, 2017, we generated $224.3 million in cash flows from operating activities. During the same period, we purchased $91.5 million of property and equipment, including $1.6 million for new business investments, partially offset by $11.6 million in cash received from government grants and other outside parties for capital spending. We also paid $2.3 million in net payments on our outstanding debt obligations.
Items Affecting Comparability
Our results for the six months ended June 30, 2017 and 2016 included certain items affecting comparability between the periods that are set forth below (dollars in millions, except per share amounts):

	Income/(Loss) Before Taxes Impact	After-Tax Net Income/(Loss) Attributable to G&W Impact	Diluted Earnings/(Loss) Per Common Share Impact
Six Months Ended June 30, 2017
Corporate development and related costs	$(9.1)	$(5.9)	$(0.10)
Restructuring costs	$(6.1)	$(5.6)	$(0.09)
Gain on sale of investment	$1.6	$1.0	$0.02

Six Months Ended June 30, 2016
Australia impairment and related costs	$(21.1)	$(16.8)	$(0.29)
Corporate development and related costs	$(3.1)	$(2.1)	$(0.03)
Restructuring costs	$(6.1)	$(4.8)	$(0.08)
Q2 2016 Short Line Tax Credit	$—	$13.5	$0.23
Changes in Operations
North American Operations
Heart of Georgia Railroad, Inc.: On May 31, 2017, we completed the acquisition of the outstanding shares of Atlantic Western Transportation, Inc., parent company of Heart of Georgia Railroad, Inc. (HOG), for $5.6 million in cash and contingent consideration of $5.7 million. The contingent consideration is payable to the sellers upon satisfaction of certain conditions, which we expect to be paid in 2021. The results of operations from HOG have been included in our consolidated statement of operations within our North American Operations segment since the acquisition date. For additional information regarding HOG, see Note 2, Changes in Operations, to our Consolidated Financial Statements set forth in "Part I Item 1. Financial Statements" of this quarterly report.

Providence and Worcester Railroad Company: On November 1, 2016, we completed the acquisition of 100% of the outstanding common stock of Providence and Worcester Railroad Company (P&W) for $25.00 per share, or $126.2 million. The acquisition was funded with borrowings under our Second Amended and Restated Senior Secured Syndicated Credit Facility Agreement, as amended (the Credit Agreement) (see Note 6, Long-Term Debt, to our Consolidated Financial Statements set forth in "Part I Item 1. Financial Statements" of this quarterly report). The results of operations from P&W have been included in our consolidated statements of operations within our North American Operations segment since the acquisition date. We incurred $2.8 million of integration costs associated with P&W during the six months ended June 30, 2017, of which $2.4 million was included within labor and benefits expense primarily for severance costs and $0.4 million was included within other expenses in our consolidated statement of operations. For additional information regarding the acquisition of P&W, see Note 2, Changes in Operations, to our Consolidated Financial Statements set forth in "Part I Item 1. Financial Statements" of this quarterly report.
Australian Operations
Glencore Rail (NSW) Pty Limited: On December 1, 2016, our subsidiary completed the acquisition of GRail for A$1.14 billion (or approximately $844.9 million at an exchange rate of $0.74 for one Australian dollar) and concurrently issued a 48.9% equity stake in GWAHLP (collectively, the Australia Partnership), which is the holding entity for all of our Australian businesses, including GRail, to MIRA, a large private-equity infrastructure investment firm. Through wholly-owned subsidiaries, we retained a 51.1% ownership in GWAHLP. As we maintain control of our Australian Operations, we continue to consolidate 100% of our Australian Operations in our financial statements and report a noncontrolling interest for MIRA’s 48.9% equity ownership.
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
The GRail transaction included the acquisition of nine train sets (30 locomotives and 894 railcars). Rail haulage service is operated on government-owned, open-access track that is coordinated by a neutral third party. Track access fees will continue to be paid directly by GC.
The results of operations from GRail have been included in our consolidated statement of operations within our Australian Operations segment since the December 1, 2016 acquisition date. For additional information regarding the acquisition of GRail, see Note 2, Changes in Operations, to our Consolidated Financial Statements set forth in "Part I Item 1. Financial Statements" of this quarterly report.
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
On April 7, 2016, Arrium announced it had entered into voluntary administration. As a result, we recorded a $13.0 million non-cash charge related to the impairment of GWA's now idle rolling-stock maintenance facility, which was recorded to net (gain)/loss on sale and impairment of assets within operating expenses, which represented the entire carrying value of these assets, and an allowance for doubtful accounts charge of $8.1 million associated with accounts receivable from Arrium, which was recorded to other expenses within operating expenses, during the first quarter of 2016. Also, as a result of the voluntary administration, all payments to GWA associated with the Southern Iron rail haulage agreement ceased.

On July 13, 2017, Arrium's Creditor Committee announced the approval of the sale of Arrium to GFG Alliance, following satisfaction of certain conditions. In the meantime, GWA continues to provide service and receive payments under the remaining rail haulage agreement with Arrium. Pursuant to the rail haulage agreement, GWA serves several iron ore mines in the Middleback Range and the Whyalla steelworks operations, which we expect will represent A$40 million (or approximately $31 million at the exchange rate on June 30, 2017) of annual revenue, prospectively. If GWA were to lose some or all of the revenue associated with the remaining rail haulage agreement, all or a portion of GWA's assets deployed to provide service under this agreement, which consists largely of narrow gauge locomotives and railcars, could be redeployed elsewhere in Australia.
U.K./European Operations
Pentalver Transport Limited: On May 3, 2017, our subsidiary, GWI UK Acquisition Company Limited, purchased for cash all of the issued share capital of Pentalver Transport Limited (Pentalver) from a subsidiary of APM Terminals (a subsidiary of A P Møller-Maersk A/S) for £97.8 million (or $126.2 million at the exchange rate on May 3, 2017) or £77.5 million (or $100.1 million at the exchange rate on May 3, 2017) net of £20.2 million (or $26.1 million at the exchange rate on May 3, 2017) of cash received in connection with the sale. We funded the acquisition with borrowings under our Credit Agreement. The foreign exchange rate used to translate the total consideration to United States dollars was $1.29 for one British pound (GBP).
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
The results of operations from Pentalver have been included in our consolidated statement of operations within our U.K./European Operations segment since the May 3, 2017 acquisition date. For additional information regarding the acquisition of Pentalver, see Note 2, Changes in Operations, to our Consolidated Financial Statements set forth in "Part I Item 1. Financial Statements" of this quarterly report.
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
Despite a significant and focused effort by us, the performance of ERS reached unsustainable levels during 2016 and a restructuring plan was initiated. In conjunction with that plan, in 2017, we ceased all "open" train services from the port of Rotterdam, closed the ERS offices in Rotterdam and Frankfurt and the ERS customer services function in Warsaw. We are in the process of redistributing ERS’s leased locomotives and railcars, which have lease termination dates ranging from 2017 to 2019. These steps will enable us to focus on the deep-sea intermodal sector. Our subsidiary, Rotterdam Rail Feeding B.V., will continue its existing services and not be affected by the restructuring of ERS.
As a result of the ERS restructuring plan, we recorded impairment and related charges of $21.5 million in December 2016. These charges primarily included $14.5 million for an impairment of goodwill and $4.1 million for an impairment of a customer-related intangible asset, which were both recorded to net (gain)/loss on sale and impairment of assets within operating expenses, which represented the entire carrying value of these assets. For the six months ended June 30, 2017, we recorded $4.5 million of restructuring costs related to ERS, primarily for severance costs and costs associated with surplus locomotive and railcar leases.

Three Months Ended June 30, 2017 Compared with Three Months Ended June 30, 2016
Consolidated Operating Results
Operating Revenues
The following table sets forth our operating revenues and total carloads by new operations and existing operations for the three months ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended June 30,					Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations		Currency Impact
	2017
	Total Operations	New Operations	Eliminations (a)	Existing Operations	2016	Amount	%	Amount	%
Freight revenues	$383,155	$36,086	—	$347,069	$340,782	$42,373	12.4%	$6,287	1.8%	$(7,629)
Freight-related revenues	127,621	18,123	(11,576)	121,074	133,688	(6,067)	(4.5)%	(12,614)	(9.4)%	(3,932)
All other revenues	29,657	7,772	—	21,885	26,905	2,752	10.2%	(5,020)	(18.7)%	(889)
Total operating revenues	$540,433	$61,981	$(11,576)	$490,028	$501,375	$39,058	7.8%	$(11,347)	(2.3)%	$(12,450)
Carloads	810,082	104,142	—	705,940	706,916	103,166	14.6%	(976)	(0.1)%

(a)	Represents revenues for services provided by Freightliner Australia to GRail, which were eliminated in our consolidated revenues.
Operating Expenses
Total operating expenses for the three months ended June 30, 2017 increased $24.9 million, or 6.0%, to $439.1 million, compared with $414.2 million for the three months ended June 30, 2016. The increase consisted of $39.0 million from new operations, partially offset by a decrease of $14.1 million from existing operations. When we discuss either operating expenses from existing operations or same railroad operating expenses, we are referring to the change in our operating expenses, period-over-period, associated with operations that we managed in both periods (i.e., excluding the impact of acquisitions). The decrease from existing operations was primarily due to a $12.4 million decrease from the net depreciation of foreign currencies relative to the United States dollar, as well as decreases in equipment rents of $6.1 million and purchased services of $2.6 million. These decreases were partially offset by increases of $5.1 million in diesel fuel used in train operations and $3.0 million in labor and benefits expense.
The following table sets forth our total operating expenses for the three months ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended June 30,				Increase/(Decrease)	Currency Impact	2016 Constant Currency*	Increase/(Decrease)Constant Currency*
	2017		2016
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$162,615	30.1%	$155,948	31.1%	$6,667	$(4,559)	$151,389	$11,226
Equipment rents	33,237	6.2%	38,426	7.7%	(5,189)	(1,698)	36,728	(3,491)
Purchased services	56,795	10.5%	51,632	10.3%	5,163	(1,920)	49,712	7,083
Depreciation and amortization	61,513	11.4%	50,924	10.2%	10,589	(789)	50,135	11,378
Diesel fuel used in train operations	33,030	6.1%	28,251	5.5%	4,779	(869)	27,382	5,648
Electricity used in train operations	2,134	0.4%	3,304	0.7%	(1,170)	(164)	3,140	(1,006)
Casualties and insurance	10,179	1.9%	9,442	1.9%	737	(97)	9,345	834
Materials	26,651	4.9%	21,393	4.3%	5,258	(540)	20,853	5,798
Trackage rights	21,797	4.0%	21,152	4.2%	645	(691)	20,461	1,336
Net gain on sale and impairment of assets	(354)	(0.1)%	(308)	(0.1)%	(46)	8	(300)	(54)
Restructuring costs	2,361	0.4%	4,970	1.0%	(2,609)	(456)	4,514	(2,153)
Other expenses	29,135	5.4%	29,047	5.8%	88	(582)	28,465	670
Total operating expenses	$439,093	81.2%	$414,181	82.6%	$24,912	$(12,357)	$401,824	$37,269
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.

Operating Income/Operating Ratio
Operating income was $101.3 million for the three months ended June 30, 2017, compared with $87.2 million for the three months ended June 30, 2016. Operating income for the three months ended June 30, 2017 included corporate development and related costs of $3.7 million, primarily related to the acquisition and integration of Pentalver, as well as restructuring costs of $2.4 million, primarily in our U.K./Europe Region. Operating income for the three months ended June 30, 2016 included restructuring costs of $5.0 million and corporate development and related costs of $2.6 million. Our operating ratio was 81.2% for the three months ended June 30, 2017, compared with 82.6% for the three months ended June 30, 2016.
Interest Expense
Interest expense was $25.8 million for the three months ended June 30, 2017, compared with $17.7 million for the three months ended June 30, 2016. The increase in interest expense was primarily due to a higher debt balance resulting from the GRail Transactions in December 2016, as well as higher interest rates in 2017, compared with 2016.
Provision for Income Taxes
Our effective income tax rate for the three months ended June 30, 2017 was 38.1%, compared with 31.4% for the three months ended June 30, 2016. The higher effective income tax rate for the three months ended June 30, 2017 was primarily driven by an income tax benefit of $7.2 million recorded in three months ended June 30, 2016 associated with the United States Short Line Tax Credit. The Short Line Tax Credit expired on December 31, 2016. In addition, with regard to a valuation allowance recorded against deferred tax assets, primarily associated with losses at ERS that we believe will not be realizable, our provision for income taxes for the three months ended June 30, 2017 included a decrease to the valuation allowance of €0.6 million (or $0.6 million at the average exchange rate for the period). For additional information regarding our provision for income taxes, see Note 10, Income Taxes, to our Consolidated Financial Statements set forth in "Part I Item 1. Financial Statements" of this quarterly report.
Net Income Attributable to G&W and Earnings Per Common Share
Net income attributable to G&W for the three months ended June 30, 2017 was $46.0 million, compared with $48.4 million for the three months ended June 30, 2016. Our basic EPS were $0.75 with 61.6 million weighted average shares outstanding for the three months ended June 30, 2017, compared with basic EPS of $0.85 with 57.2 million weighted average shares outstanding for the three months ended June 30, 2016. Our diluted EPS for the three months ended June 30, 2017 were $0.74 with 62.4 million weighted average shares outstanding, compared with diluted EPS of $0.83 with 58.1 million weighted average shares outstanding for the three months ended June 30, 2016. Our results for the three months ended June 30, 2017 and 2016 included certain items affecting comparability between the periods as previously presented in the "Overview—Overview of Three-Month Results—Items Affecting Comparability."
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

The following tables set forth results from our North American Operations, Australian Operations and U.K./European Operations for the three months ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended June 30, 2017
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$238,373	$63,753	$81,029	$383,155
Freight-related revenues	61,183	11,500	54,938	127,621
All other revenues	16,118	1,556	11,983	29,657
Total operating revenues	$315,674	$76,809	$147,950	$540,433
Operating expenses:
Labor and benefits	$102,175	$17,775	$42,665	$162,615
Equipment rents	13,380	1,334	18,523	33,237
Purchased services	15,423	6,470	34,902	56,795
Depreciation and amortization	38,919	14,970	7,624	61,513
Diesel fuel used in train operations	16,546	6,320	10,164	33,030
Electricity used in train operations	—	—	2,134	2,134
Casualties and insurance	7,811	1,379	989	10,179
Materials	13,061	2,517	11,073	26,651
Trackage rights	9,189	3,484	9,124	21,797
Net gain on sale and impairment of assets	(328)	(20)	(6)	(354)
Restructuring costs	14	—	2,347	2,361
Other expenses	19,898	2,330	6,907	29,135
Total operating expenses	236,088	56,559	146,446	439,093
Operating income	$79,586	$20,250	$1,504	$101,340
Operating ratio	74.8%	73.6%	99.0%	81.2%
Interest expense, net	$9,560	$13,835	$1,809	$25,204
Provision for/(benefit from) income taxes	$27,789	$1,931	$(123)	$29,597
Expenditures for additions to property & equipment, net of grants from outside parties	$40,012	$3,714	$3,190	$46,916
Carloads	397,047	146,089	266,946	810,082

	Three Months Ended June 30, 2016
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$227,082	$26,394	$87,306	$340,782
Freight-related revenues	60,978	27,129	45,581	133,688
All other revenues	16,515	1,760	8,630	26,905
Total operating revenues	$304,575	$55,283	$141,517	$501,375
Operating expenses:
Labor and benefits	95,587	16,800	43,561	155,948
Equipment rents	14,218	1,630	22,578	38,426
Purchased services	16,263	6,098	29,271	51,632
Depreciation and amortization	37,124	7,233	6,567	50,924
Diesel fuel used in train operations	13,837	4,538	9,876	28,251
Electricity used in train operations	—	—	3,304	3,304
Casualties and insurance	7,013	1,553	876	9,442
Materials	12,946	2,870	5,577	21,393
Trackage rights	8,885	2,028	10,239	21,152
Net gain on sale and impairment of assets	(236)	—	(72)	(308)
Restructuring costs	335	23	4,612	4,970
Other expenses	19,580	3,129	6,338	29,047
Total operating expenses	225,552	45,902	142,727	414,181
Operating income/(loss)	$79,023	$9,381	$(1,210)	$87,194
Operating ratio	74.1%	83.0%	100.9%	82.6%
Interest expense, net	$9,666	$2,398	$5,341	$17,405
Provision for/(benefit from) income taxes	$20,953	$2,247	$(1,088)	$22,112
Expenditures for additions to property & equipment, net of grants from outside parties	$39,523	$4,787	$11,338	$55,648
Carloads	386,123	44,251	276,542	706,916
North American Operations
Operating Revenues
The following table sets forth our North American Operations operating revenues and carloads by new operations and existing operations for the three months ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended June 30,				Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations		Currency Impact
	2017			2016
	Total Operations	New Operations	Existing Operations		Amount	%	Amount	%
Freight revenues	$238,373	$8,328	$230,045	$227,082	$11,291	5.0%	$2,963	1.3%	$(697)
Freight-related revenues	61,183	238	60,945	60,978	205	0.3%	(33)	(0.1)%	(195)
All other revenues	16,118	139	15,979	16,515	(397)	(2.4)%	(536)	(3.2)%	(126)
Total operating revenues	$315,674	$8,705	$306,969	$304,575	$11,099	3.6%	$2,394	0.8%	$(1,018)
Carloads	397,047	11,483	385,564	386,123	10,924	2.8%	(559)	(0.1)%

Freight Revenues
The following table sets forth the changes in our North American Operations freight revenues by commodity group segregated into new operations and existing operations for the three months ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended June 30,		Increase/(Decrease) in Total Operations	New Operations	Currency Impact	2016 Constant Currency*	Increase/(Decrease) in Existing Operations Constant Currency*
	2017	2016
Commodity Group	Amount	Amount
Agricultural Products	$31,279	$27,178	$4,101	$454	$(37)	$27,141	$3,684
Autos & Auto Parts	5,730	4,980	750	625	(39)	4,941	164
Chemicals & Plastics	37,400	35,743	1,657	2,174	(137)	35,606	(380)
Coal & Coke	15,382	15,051	331	—	(24)	15,027	355
Food & Kindred Products	8,325	7,973	352	218	(14)	7,959	148
Intermodal	238	1	237	238	—	1	(1)
Lumber & Forest Products	22,323	20,842	1,481	563	(42)	20,800	960
Metallic Ores	2,920	4,615	(1,695)	—	(38)	4,577	(1,657)
Metals	26,079	27,157	(1,078)	524	(106)	27,051	(1,496)
Minerals & Stone	34,562	29,502	5,060	2,333	(40)	29,462	2,767
Petroleum Products	15,844	17,180	(1,336)	348	(62)	17,118	(1,622)
Pulp & Paper	26,077	26,062	15	300	(130)	25,932	(155)
Waste	7,144	5,551	1,593	342	(4)	5,547	1,255
Other	5,070	5,247	(177)	209	(24)	5,223	(362)
Total freight revenues	$238,373	$227,082	$11,291	$8,328	$(697)	$226,385	$3,660
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following table sets forth our North American Operations freight revenues, carloads and average freight revenues per carload for the three months ended June 30, 2017 and 2016 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads		Average Freight Revenues Per Carload

	Three Months Ended June 30,				Three Months Ended June 30,		Three Months Ended June 30,
	2017		2016 Constant Currency*
Commodity Group	Amount	% of Total	Amount	% of Total	2017	2016	2017	2016	2016 Constant Currency*
Agricultural Products	$31,279	13.1%	$27,141	12.0%	52,953	49,330	$591	$551	$550
Autos & Auto Parts	5,730	2.4%	4,941	2.2%	9,184	8,146	624	611	607
Chemicals & Plastics	37,400	15.8%	35,606	15.7%	44,814	44,875	835	797	793
Coal & Coke	15,382	6.5%	15,027	6.6%	46,501	46,237	331	326	325
Food & Kindred Products	8,325	3.5%	7,959	3.5%	14,806	14,448	562	552	551
Intermodal	238	0.1%	1	—%	2,367	12	101	83	83
Lumber & Forest Products	22,323	9.4%	20,800	9.2%	35,619	34,561	627	603	602
Metallic Ores	2,920	1.2%	4,577	2.0%	4,249	6,122	687	754	748
Metals	26,079	10.9%	27,051	11.9%	34,695	35,881	752	757	754
Minerals & Stone	34,562	14.5%	29,462	13.0%	56,768	51,882	609	569	568
Petroleum Products	15,844	6.6%	17,118	7.6%	23,912	25,462	663	675	672
Pulp & Paper	26,077	10.9%	25,932	11.5%	39,813	41,128	655	634	631
Waste	7,144	3.0%	5,547	2.5%	14,387	11,520	497	482	482
Other	5,070	2.1%	5,223	2.3%	16,979	16,519	299	318	316
Total	$238,373	100.0%	$226,385	100.0%	397,047	386,123	$600	$588	$586
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.

Total traffic from our North American Operations increased 10,924 carloads, or 2.8%, to 397,047 carloads for the three months ended June 30, 2017, compared with the same period in 2016. The increase consisted of 11,483 carloads from new operations, partially offset by a decrease of 559 carloads from existing operations. The traffic decrease from existing operations was principally due to decreases of 1,873 carloads of metallic ores traffic, 1,839 carloads of petroleum products traffic, 1,695 carloads of metals traffic, 1,547 carloads of chemicals and plastics traffic and 1,514 carloads of pulp and paper traffic, partially offset by increases of 3,235 carloads of agricultural products traffic, 2,422 carloads of waste traffic and 1,380 carloads of minerals and stone traffic. All remaining traffic increased by a net 872 carloads.
Changes in average freight revenues per carload in a commodity group may be impacted by changes in customer rates and fuel surcharges, as well as changes in the mix of customer traffic within a commodity group. Excluding the impact of foreign currency, average freight revenues per carload from our North American Operations increased 2.4% to $600 for the three months ended June 30, 2017, compared with the same period in 2016. Average freight revenues per carload from existing operations excluding the impact of foreign currency increased 1.9% to $597 for the three months ended June 30, 2017, compared with the same period in 2016. Higher fuel surcharges increased average freight revenues per carload by 1.1%, while a change in the mix of commodities decreased average freight revenues per carload by 0.6%. Excluding these factors, average freight revenues per carload increased 1.4%.
The following information discusses the significant changes in our North American Operations freight revenues from existing operations by commodity group excluding the impact of foreign currency.
Agricultural products revenues increased $3.7 million, or 13.6%. Agricultural products traffic increased 3,235 carloads, or 6.6%, which increased revenues by $1.9 million, and average freight revenues per carload increased 6.5%, which increased revenues by $1.8 million. The carload increase was primarily due to increased grain and soybean meal shipments in the United States.
Metallic ores revenues decreased $1.7 million, or 36.2%. Metallic ores traffic decreased 1,873 carloads, or 30.6%, which decreased revenues by $1.3 million, and average freight revenues per carload decreased 8.2%, which decreased revenues by $0.4 million. The decrease in average freight revenues per carload was primarily due to a change in mix of business. The carload decrease was primarily due to the idling of an alumina customer facility in the southern United States in 2016 and lower production from a copper mining customer in the western United States.
Metals revenues decreased $1.5 million, or 5.5%, primarily due to a decrease in traffic of 1,695 carloads, or 4.7%. The carload decrease was primarily due to decreased shipments of scrap steel and pig iron.
Minerals and stone revenues increased $2.8 million, or 9.4%. Minerals and stone average freight revenues per carload increased 6.5%, which increased revenues by $1.9 million, and traffic increased 1,380 carloads, or 2.7%, which increased revenues by $0.8 million. The increase in average freight revenues per carload was primarily due to a change in mix of business. The carload increase was primarily due to increased frac sand shipments.
Petroleum products revenues decreased $1.6 million, or 9.5%, primarily due to a decrease in traffic of 1,839 carloads, or 7.2%. The carload decrease was primarily due to decreased shipments of liquid petroleum gases in the midwestern and western United States.
Waste revenues increased $1.3 million, or 22.6%, primarily due to an increase in traffic of 2,422 carloads, or 21.0%. The carload increase was primarily due to growth in our Pacific and Northeast regions.
Freight revenues from all remaining commodities combined increased by a net $0.7 million.
Freight-Related Revenues
Excluding a $0.2 million decrease due to the impact of foreign currency appreciation, freight-related revenues from our North American Operations, which includes revenues from railcar switching, track access fees, storage and other ancillary revenues related to the movement of freight, increased $0.4 million, or 0.7%, to $61.2 million for the three months ended June 30, 2017, compared with $60.8 million for the three months ended June 30, 2016. The increase included $0.2 million from existing operations and $0.2 million from new operations.

All Other Revenues
Excluding a $0.1 million decrease due to the impact of foreign currency appreciation, all other revenues from our North American Operations, which includes revenues from third-party railcar and locomotive repairs, property rentals, railroad construction and other ancillary revenues not directly related to the movement of freight, decreased $0.3 million, or 1.7%, to $16.1 million for the three months ended June 30, 2017, compared with $16.4 million for the three months ended June 30, 2016. The decrease included $0.4 million from existing operations, partially offset by an increase of $0.1 million from new operations.
Operating Expenses
Total operating expenses from our North American Operations increased $10.5 million, or 4.7%, to $236.1 million for the three months ended June 30, 2017, compared with $225.6 million for the three months ended June 30, 2016. The increase included $7.1 million from new operations and a $3.4 million increase from existing operations. The increase from existing operations was primarily due to increases of $3.6 million in labor and benefits and $2.2 million in diesel fuel used in train operations, partially offset by decreases of $1.7 million in purchased services and $1.5 million in equipment rents. The depreciation of the Canadian dollar relative to the United States dollar also resulted in a $0.9 million decrease in operating expenses from existing operations. The following table sets forth operating expenses from our North American Operations for the three months ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended June 30,							Increase/(Decrease) Constant Currency*
	2017		2016			Currency Impact	2016 Constant Currency*
	Amount	% of Operating Revenues	Amount	% of Operating Revenues	Increase/(Decrease)
Labor and benefits	$102,175	32.4%	$95,587	31.4%	$6,588	$(354)	$95,233	$6,942
Equipment rents	13,380	4.3%	14,218	4.7%	(838)	(46)	14,172	(792)
Purchased services	15,423	4.9%	16,263	5.3%	(840)	(73)	16,190	(767)
Depreciation and amortization	38,919	12.3%	37,124	12.2%	1,795	(223)	36,901	2,018
Diesel fuel used in train operations	16,546	5.2%	13,837	4.5%	2,709	(79)	13,758	2,788
Casualties and insurance	7,811	2.5%	7,013	2.3%	798	(21)	6,992	819
Materials	13,061	4.1%	12,946	4.4%	115	(57)	12,889	172
Trackage rights	9,189	2.9%	8,885	2.9%	304	(8)	8,877	312
Net gain on sale and impairment of assets	(328)	(0.1)%	(236)	(0.1)%	(92)	1	(235)	(93)
Restructuring costs	14	—%	335	0.1%	(321)	—	335	(321)
Other expenses	19,898	6.3%	19,580	6.4%	318	(62)	19,518	380
Total operating expenses	$236,088	74.8%	$225,552	74.1%	$10,536	$(922)	$224,630	$11,458
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following information discusses the significant changes in operating expenses of our North American Operations excluding a decrease of $0.9 million due to the net impact from foreign currency depreciation.
Labor and benefits expense was $102.2 million for the three months ended June 30, 2017, compared with $95.2 million for the three months ended June 30, 2016, an increase of $6.9 million, or 7.3%. The increase consisted of $3.6 million, or 3.8%, from existing operations and $3.3 million from new operations. The increase from existing operations was primarily due to $1.6 million of annual wage increases, $0.9 million of additional medical expenses and a $0.8 million increase in overtime costs.
Equipment rents expense was $13.4 million for the three months ended June 30, 2017, compared with $14.2 million for the three months ended June 30, 2016, a decrease of $0.8 million, or 5.6%. The decrease consisted of $1.5 million from existing operations, partially offset by $0.7 million from new operations. The decrease from existing operations was primarily due to reduced leased freight car expense as a result of the idling of an alumina customer facility in the southern United States in 2016 and reduced leased locomotive expense.

Purchased services expense, which consists of the costs of services provided by outside contractors for repairs and maintenance of track property, locomotives, railcars and other equipment, as well as contract labor costs for crewing services, was $15.4 million for the three months ended June 30, 2017, compared with $16.2 million for the three months ended June 30, 2016, a decrease of $0.8 million, or 4.7%. The decrease consisted of $1.7 million from existing operations, partially offset by $0.9 million from new operations. The decrease from existing operations was primarily due to a reduction in the use of third-party contractors for track repairs.
Depreciation and amortization expense was $38.9 million for the three months ended June 30, 2017, compared with $36.9 million for the three months ended June 30, 2016, an increase of $2.0 million, or 5.5%. The increase consisted of $1.5 million from existing operations and $0.5 million from new operations. The increase from existing operations was primarily attributable to a larger depreciable asset base in 2017 compared with 2016, reflecting capital spending in 2016.
The cost of diesel fuel used in train operations was $16.5 million for the three months ended June 30, 2017, compared with $13.8 million for the three months ended June 30, 2016, an increase of $2.8 million, or 20.3%. The increase consisted of $2.2 million from existing operations and $0.6 million from new operations. The increase from existing operations consisted of $1.6 million due to an 11.7% increase in average fuel cost per gallon and $0.6 million due to a 4.1% increase in diesel fuel consumption.
Operating Income/Operating Ratio
Operating income from our North American Operations was $79.6 million for the three months ended June 30, 2017, compared with $79.0 million for the three months ended June 30, 2016. Operating income for the three months ended June 30, 2017 and June 30, 2016 included corporate development and related costs of $1.5 million and $1.7 million, respectively. The operating ratio was 74.8% for the three months ended June 30, 2017, compared with 74.1% for the three months ended June 30, 2016.
Australian Operations
Operating Revenues
As previously disclosed, we own a controlling 51.1% interest in our Australian Operations. Therefore, we include 100% of our Australian Operations within revenues and expenses within our consolidated financial statements with a 48.9% noncontrolling interest recorded to reflect MIRA's ownership. The following table sets forth our Australian Operations operating revenues and carloads by new operations and existing operations for the three months ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended June 30,					Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations		Currency Impact
	2017
	Total Operations	New Operations	Eliminations (a)	Existing Operations	2016	Amount	%	Amount	%
Freight revenues	$63,753	$27,758	$—	$35,995	$26,394	$37,359	141.5%	$9,601	36.4%	$178
Freight-related revenues	11,500	—	(11,576)	23,076	27,129	(15,629)	(57.6)%	(4,053)	(14.9)%	184
All other revenues	1,556	—	—	1,556	1,760	(204)	(11.6)%	(204)	(11.6)%	2
Total operating revenues	$76,809	$27,758	$(11,576)	$60,627	$55,283	$21,526	38.9%	$5,344	9.7%	$364
Carloads	146,089	92,659	—	53,430	44,251	101,838	230.1%	9,179	20.7%

(a)	Represents revenues for services provided by Freightliner Australia to GRail, which were eliminated in our consolidated revenues.

Freight Revenues
The following table sets forth the changes in our Australian Operations freight revenues by commodity group segregated into new operations and existing operations for the three months ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended June 30,		Increase/(Decrease) in Total Operations	New Operations	Currency Impact	2016 Constant Currency*	Increase/(Decrease) in Existing Operations Constant Currency*

Commodity Group	2017	2016
Agricultural Products	$5,932	$4,411	$1,521	$—	$24	$4,435	$1,497
Coal & Coke	27,758	—	27,758	27,758	—	—	—
Intermodal	17,234	17,044	190	—	123	17,167	67
Metallic Ores	10,659	2,867	7,792	—	17	2,884	7,775
Minerals & Stone	2,016	1,901	115	—	13	1,914	102
Petroleum Products	154	171	(17)	—	1	172	(18)
Total freight revenues	$63,753	$26,394	$37,359	$27,758	$178	$26,572	$9,423
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following table sets forth our Australian Operations freight revenues, carloads and average freight revenues per carload for the three months ended June 30, 2017 and 2016 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads		Average Freight Revenues Per Carload

	Three Months Ended June 30,				Three Months Ended June 30,		Three Months Ended June 30,
	2017		2016 Constant Currency*
Commodity Group	Amount	% of Total	Amount	% of Total	2017	2016	2017	2016	2016 Constant Currency*
Agricultural Products	$5,932	9.3%	$4,435	16.7%	15,375	10,504	$386	$420	$422
Coal & Coke	27,758	43.6%	—	—%	92,659	—	300	—	—
Intermodal	17,234	27.0%	17,167	64.6%	15,159	15,320	1,137	1,113	1,121
Metallic Ores	10,659	16.7%	2,884	10.9%	8,854	2,018	1,204	1,421	1,429
Minerals & Stone	2,016	3.2%	1,914	7.2%	13,978	16,337	144	116	117
Petroleum Products	154	0.2%	172	0.6%	64	72	2,406	2,375	2,389
Total	$63,753	100.0%	$26,572	100.0%	146,089	44,251	$436	$596	$600
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
Total traffic from our Australian Operations increased 101,838 carloads to 146,089 carloads for the three months ended June 30, 2017, compared with the same period in 2016. The increase consisted of 92,659 carloads from new operations and 9,179 carloads from existing operations. The increase in traffic from existing operations was principally due to increases of 6,836 carloads of metallic ores traffic and 4,871 carloads of agricultural products traffic, partially offset by a decrease of 2,359 carloads of minerals and stone traffic. All remaining traffic decreased by 169 carloads.
Changes in average freight revenues per carload in a commodity group may be impacted by changes in customer rates and fuel surcharges, as well as changes in the mix of customer traffic within a commodity group. Excluding the impact of foreign currency, average freight revenues per carload from our Australian Operations decreased 27.3% to $436 for the three months ended June 30, 2017, compared with the same period in 2016. Average freight revenues per carload from existing operations excluding the impact of foreign currency increased 12.3% to $674 for the three months ended June 30, 2017, compared with the same period in 2016. The increase in average freight revenues per carload from existing operations was primarily due to increased metallic ores shipments as a result of the recommencement of operations at two previously closed iron ore and manganese mines.
The following information discusses the significant changes in our Australian Operations freight revenues from existing operations by commodity group excluding the impact of foreign currency.
Agricultural products revenues increased $1.5 million, primarily due to a traffic increase of 4,871 carloads. The carload increase was primarily due to stronger mainland grain shipments.

Metallic ores revenues increased $7.8 million. Metallic ores traffic increased 6,836 carloads, which increased revenues by $8.2 million, while average freight revenues per carload decreased 15.7%, which decreased revenues by $0.5 million. The carload increase was primarily due to the recommencement of operations at two previously closed iron ore and manganese mines. The decrease in average freight revenues per carload was due to a change in the mix of business.
Freight revenues from all remaining commodities combined increased by a net $0.2 million.
Freight-Related Revenues
Excluding a $0.2 million increase due to the impact of foreign currency appreciation, freight-related revenues from our Australian Operations, which includes revenues from railcar switching, track access rights, crewing services, storage and other ancillary revenues related to the movement of freight, decreased $15.8 million, or 57.9%, to $11.5 million for the three months ended June 30, 2017, compared with $27.3 million for the three months ended June 30, 2016. Excluding $11.6 million of freight-related revenues for services provided by Freightliner Australia to GRail for the three months ended June 30, 2017, which were eliminated in our consolidated freight-related revenues, our freight-related revenues from existing operations decreased $4.2 million, or 15.5%. The decrease was primarily due to shipments of stockpiled manganese in 2016 at a previously closed customer mine facility, partially offset by increased agricultural products-related switching revenues in 2017.
All Other Revenues
Excluding the impact of foreign currency appreciation, all other revenues from our Australian Operations, which includes revenues from third-party railcar and locomotive repairs, property rentals and other ancillary revenues not directly related to the movement of freight, decreased $0.2 million, or 11.7%, to $1.6 million for the three months ended June 30, 2017, compared with $1.8 million for the three months ended June 30, 2016.
Operating Expenses
Total operating expenses from our Australian Operations for the three months ended June 30, 2017 increased $10.7 million, or 23.2%, to $56.6 million, compared with $45.9 million for the three months ended June 30, 2016. The increase in operating expenses consisted of $8.3 million from new operations, $2.1 million from existing operations and $0.3 million from the appreciation of the Australian dollar relative to the United States dollar. The following table sets forth operating expenses from our Australian Operations for the three months ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended June 30,				Increase/(Decrease)	Currency Impact	2016 Constant Currency*	Increase/(Decrease) Constant Currency*
	2017		2016
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$17,775	23.1%	$16,800	30.4%	$975	$113	$16,913	$862
Equipment rents	1,334	1.7%	1,630	2.9%	(296)	12	1,642	(308)
Purchased services	6,470	8.4%	6,098	11.0%	372	47	6,145	325
Depreciation and amortization	14,970	19.5%	7,233	13.1%	7,737	47	7,280	7,690
Diesel fuel used in train operations	6,320	8.2%	4,538	8.2%	1,782	37	4,575	1,745
Casualties and insurance	1,379	1.8%	1,553	2.8%	(174)	10	1,563	(184)
Materials	2,517	3.3%	2,870	5.2%	(353)	22	2,892	(375)
Trackage rights	3,484	4.6%	2,028	3.7%	1,456	12	2,040	1,444
Net gain on sale and impairment of assets	(20)	—%	—	—%	(20)	—	—	(20)
Restructuring costs	—	—%	23	—%	(23)	—	23	(23)
Other expenses	2,330	3.0%	3,129	5.7%	(799)	20	3,149	(819)
Total operating expenses	$56,559	73.6%	$45,902	83.0%	$10,657	$320	$46,222	$10,337
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following information discusses the significant changes in operating expenses of our Australian Operations excluding a $0.3 million increase from the appreciation of the Australian dollar relative to the United States dollar.
Depreciation and amortization expense was $15.0 million for the three months ended June 30, 2017, compared with $7.3 million for the three months ended June 30, 2016, an increase of $7.7 million. The increase was primarily attributable to new operations.

The cost of diesel fuel used in train operations was $6.3 million for the three months ended June 30, 2017, compared with $4.6 million for the three months ended June 30, 2016, an increase of $1.7 million, or 38.1%. The increase consisted of $1.0 million due to a 21.4% increase in average fuel cost per gallon and $0.8 million due to a 13.7% increase in diesel fuel consumption.
Trackage rights expense was $3.5 million for the three months ended June 30, 2017, compared with $2.0 million for the three months ended June 30, 2016, an increase of $1.4 million, or 70.8%. The increase was primarily attributable to services for an iron ore customer that recommenced operations in July 2016, as well as increased grain shipments.
Other expenses were $2.3 million for the three months ended June 30, 2017, compared with $3.1 million for the three months ended June 30, 2016, a decrease of $0.8 million. The decrease was primarily attributable to corporate development and related expenses in 2016 related to the GRail acquisition.
Operating Income/Operating Ratio
Our Australian Operations had operating income of $20.3 million for the three months ended June 30, 2017, compared with $9.4 million for the three months ended June 30, 2016. Operating income for the three months ended June 30, 2017 and June 30, 2016 included corporate development and related costs of $0.1 million and $0.8 million, respectively. The operating ratio was 73.6% for the three months ended June 30, 2017, compared with 83.0% for the three months ended June 30, 2016.
U.K./European Operations
Operating Revenues
The following table sets forth our U.K./European Operations operating revenues and carloads by new operations and existing operations for the three months ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended June 30,				Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations		Currency Impact
	2017			2016
	Total Operations	New Operations	Existing Operations		Amount	%	Amount	%
Freight revenues	$81,029	$—	$81,029	$87,306	$(6,277)	(7.2)%	$(6,277)	(7.2)%	$(7,110)
Freight-related revenues	54,938	17,885	37,053	45,581	9,357	20.5%	(8,528)	(18.7)%	(3,921)
All other revenues	11,983	7,633	4,350	8,630	3,353	38.9%	(4,280)	(49.6)%	(765)
Total operating revenues	$147,950	$25,518	$122,432	$141,517	$6,433	4.5%	$(19,085)	(13.5)%	$(11,796)
Carloads	266,946	—	266,946	276,542	(9,596)	(3.5)%	(9,596)	(3.5)%
Freight Revenues
The following table sets forth the changes in our U.K./European Operations freight revenues by commodity group for the three months ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended June 30,				Increase/(Decrease)	Currency Impact	2016 Constant Currency*	Increase/(Decrease) Constant Currency*
	2017		2016
Commodity Group	Amount	% of Total	Amount	% of Total
Agricultural Products	$829	1.0%	$393	0.5%	$436	$—	$393	$436
Coal & coke	1,719	2.1%	3,408	3.9%	(1,689)	(295)	3,113	(1,394)
Intermodal	60,793	75.1%	68,919	78.9%	(8,126)	(6,362)	62,557	(1,764)
Lumber & Forest products	—	—%	59	0.1%	(59)	—	59	(59)
Metallic Ores	—	—%	40	—%	(40)	1	41	(41)
Minerals & Stone	17,688	21.8%	14,487	16.6%	3,201	(454)	14,033	3,655
Total freight revenues	$81,029	100.0%	$87,306	100.0%	$(6,277)	$(7,110)	$80,196	$833
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.

The following table sets forth our U.K./European Operations freight revenues, carloads and average freight revenues per carload for the three months ended June 30, 2017 and 2016 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads		Average Freight Revenues Per Carload

	Three Months Ended June 30,				Three Months Ended June 30,		Three Months Ended June 30,
	2017		2016 Constant Currency*
Commodity Group	Amount	% of Total	Amount	% of Total	2017	2016	2017	2016	2016 Constant Currency*
Agricultural Products	$829	1.0%	$393	0.5%	746	448	$1,111	$877	$877
Coal & Coke	1,719	2.1%	3,113	3.8%	3,974	9,250	433	368	337
Intermodal	60,793	75.1%	62,557	78.0%	217,091	228,543	280	302	274
Lumber & Forest Products	—	—%	59	0.1%	—	135	—	437	437
Metallic Ores	—	—%	41	0.1%	—	93	—	430	441
Minerals & Stone	17,688	21.8%	14,033	17.5%	45,135	38,073	392	381	369
Total	$81,029	100.0%	$80,196	100.0%	266,946	276,542	$304	$316	$290
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
Total traffic from our U.K./European Operations decreased 9,596 carloads, or 3.5%, for the three months ended June 30, 2017, compared with the same period in 2016. The traffic decrease was principally due to decreases of 11,452 carloads of intermodal traffic and 5,276 carloads of coal and coke traffic, partially offset by an increase of 7,062 carloads of minerals and stone traffic. All remaining traffic increased by a net 70 carloads.
Changes in average freight revenues per carload in a commodity group can be impacted by changes in customer rates and fuel surcharges, as well as changes in the mix of customer traffic within a commodity group. Excluding the impact of foreign currency, average freight revenues per carload from our U.K./European Operations increased 4.8% to $304 for the three months ended June 30, 2017, compared with the same period in 2016.
The following information discusses the significant changes in our U.K./European Operations freight revenues by commodity group excluding the impact of foreign currency.
Coal and coke revenues decreased $1.4 million, or 44.8%. Coal and coke traffic decreased 5,276 carloads, or 57.0%, which decreased revenues by $2.3 million, while average freight revenues per carload increased 28.5%, which increased revenues by $0.9 million. The decrease in carloads was primarily due to lower demand for steam coal in the U.K., largely as a result of competition from natural gas power generation and an increase in the carbon tax. The increase in average freight revenues per carload was primarily due to a change in the mix of business in the U.K.
Intermodal revenues decreased $1.8 million, or 2.8%. Intermodal traffic decreased 11,452 carloads, or 5.0%, which decreased revenues by $3.2 million, while average freight revenues per carload increased 2.2%, which increased revenues by $1.4 million. The decrease in carloads was primarily due to the discontinuation of certain routes in Continental Europe as part of our restructuring plan.
Minerals and stone revenues increased $3.7 million, or 26.0%. Minerals and stone traffic increased 7,062 carloads, or 18.5%, which increased revenues by $2.8 million and average freight revenues per carload increased 6.2%, which increased revenues by $0.9 million. The increase in carloads was primarily due to higher construction aggregates shipments in Poland.
Freight revenues from all remaining commodities combined increased by a net $0.3 million.
Freight-Related Revenues
Freight-related revenues from our U.K./European Operations include trucking haulage services, container storage and switching services, as well as infrastructure services, where we operate work trains for the track infrastructure owner. Freight-related revenues in the U.K./Europe also include traction service (or hook and pull), which requires us to provide locomotives and drivers to move a customer's train between specified origin and destination points, and other ancillary revenues related to the movement of freight.

Excluding a $3.9 million decrease due to the impact of foreign currency depreciation, freight-related revenues from our U.K./European Operations increased $13.3 million, or 31.9%, to $54.9 million for the three months ended June 30, 2017, compared with $41.7 million for the three months ended June 30, 2016. The increase included $17.9 million from new operations, partially offset by a $4.6 million decrease from existing operations. The decrease from existing operations was primarily due to the discontinuation of certain routes in Continental Europe following the completion of the restructuring of ERS in the first half of 2017 and decreased infrastructure revenues.
All Other Revenues
Excluding a $0.8 million decrease due to the impact of foreign currency depreciation, all other revenues from our U.K./European Operations, which includes revenues from container sales, third-party car and locomotive repairs, property rentals and other ancillary revenues not directly related to the movement of freight, increased $4.1 million, or 52.4%, to $12.0 million for the three months ended June 30, 2017, compared with $7.9 million for the three months ended June 30, 2016. The increase included $7.6 million from new operations, primarily from container sales and container repairs at Pentalver, partially offset by a $3.5 million decrease from existing operations. The decrease from existing operations was primarily due to reduced management and technical support revenues in Saudi Arabia resulting primarily from the timing of project deliverables.
Operating Expenses
Total operating expenses from our U.K./European Operations increased $3.7 million, or 2.6%, to $146.4 million for the three months ended June 30, 2017, compared with $142.7 million for the three months ended June 30, 2016. The increase consisted of $23.6 million from new operations, partially offset by a $19.9 million decrease from existing operations. The decrease from existing operations included decreases of $4.3 million in equipment rents, $1.8 million in restructuring costs and an $11.8 million decrease from the impact of foreign currency depreciation. The following table sets forth operating expenses from our U.K./European Operations for the three months ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended June 30,				Increase/(Decrease)	Currency Impact	2016 Constant Currency*	Increase/(Decrease) Constant Currency*
	2017		2016
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$42,665	28.8%	$43,561	30.8%	$(896)	$(4,318)	$39,243	$3,422
Equipment rents	18,523	12.5%	22,578	16.0%	(4,055)	(1,664)	20,914	(2,391)
Purchased services	34,902	23.6%	29,271	20.7%	5,631	(1,894)	27,377	7,525
Depreciation and amortization	7,624	5.1%	6,567	4.6%	1,057	(613)	5,954	1,670
Diesel fuel used in train operations	10,164	6.9%	9,876	7.0%	288	(827)	9,049	1,115
Electricity used in train operations	2,134	1.4%	3,304	2.3%	(1,170)	(164)	3,140	(1,006)
Casualties and insurance	989	0.7%	876	0.6%	113	(86)	790	199
Materials	11,073	7.5%	5,577	3.9%	5,496	(505)	5,072	6,001
Trackage rights	9,124	6.2%	10,239	7.3%	(1,115)	(695)	9,544	(420)
Net gain on sale and impairment of assets	(6)	—%	(72)	(0.1)%	66	7	(65)	59
Restructuring costs	2,347	1.6%	4,612	3.3%	(2,265)	(456)	4,156	(1,809)
Other expenses	6,907	4.7%	6,338	4.5%	569	(540)	5,798	1,109
Total operating expenses	$146,446	99.0%	$142,727	100.9%	$3,719	$(11,755)	$130,972	$15,474
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.

The following information discusses the significant changes in operating expenses of our U.K./European Operations excluding a decrease of $11.8 million due to the impact of foreign currency depreciation.
Labor and benefits expense was $42.7 million for the three months ended June 30, 2017, compared with $39.2 million for the three months ended June 30, 2016, an increase of $3.4 million, or 8.7%. The increase consisted of $4.8 million from new operations, partially offset by a decrease of $1.4 million from existing operations. The decrease in existing operations was primarily due to reduced headcount as a result of the restructuring of the U.K. coal business and the discontinuation of certain routes in Continental Europe as part of our restructuring of ERS.
Equipment rents expense was $18.5 million for the three months ended June 30, 2017, compared with $20.9 million for the three months ended June 30, 2016, a decrease of $2.4 million, or 11.4%. The decrease consisted of $4.3 million from existing operations, partially offset by $1.9 million from new operations. The 2016 period included surplus lease costs in Continental Europe and higher locomotive lease costs in the U.K. that have since been renegotiated with more favorable terms. These resulted in lower equipment costs in 2017 that were partially offset by additional locomotive lease expense in Poland to support increased aggregates and grain business.
Purchased services expense, which consists of the costs of services provided by outside contractors for repairs and maintenance of locomotives, railcars and other equipment, as well as contract labor costs for crewing services, was $34.9 million for the three months ended June 30, 2017, compared with $27.4 million for the three months ended June 30, 2016, an increase of $7.5 million, or 27.5%. The increase consisted of $8.3 million from new operations, partially offset by a decrease of $0.8 million from existing operations.
Depreciation and amortization expense was $7.6 million for the three months ended June 30, 2017, compared with $6.0 million for the three months ended June 30, 2016, an increase of $1.7 million, or 28.0%. The increase consisted of $0.9 million from new operations and $0.8 million from existing operations. The increase from existing operations was primarily attributable to a larger depreciable asset base in 2017 compared with 2016, reflecting capital spending in 2016.
Diesel fuel used in train operations was $10.2 million for the three months ended June 30, 2017, compared with $9.0 million for the three months ended June 30, 2016, an increase of $1.1 million, or 12.3%. The increase was primarily due to a 14.4% increase in average fuel cost per gallon.
Electricity used in train operations was $2.1 million for the three months ended June 30, 2017, compared with $3.1 million for the three months ended June 30, 2016, a decrease of $1.0 million, or 32.0%. The decrease was primarily due to the discontinuation of certain routes in Continental Europe as part of our restructuring plan.
Materials expense, which primarily consists of the costs of materials purchased for use in repairing and maintaining our locomotives, railcars and other equipment as well as costs for general tools and supplies used in our business, was $11.1 million for the three months ended June 30, 2017, compared with $5.1 million for the three months ended June 30, 2016, an increase of $6.0 million. The increase consisted of $6.8 million from new operations, partially offset by a decrease of $0.8 million from existing operations.
Restructuring costs for the three months ended June 30, 2017 of $2.3 million were primarily related to our previously announced restructuring of ERS. Restructuring costs for the three months ended June 30, 2016 of $4.6 million were primarily related to the restructuring of the U.K. coal business.
Other expenses were $6.9 million for the three months ended June 30, 2017, compared with $5.8 million for the three months ended June 30, 2016, an increase of $1.1 million, or 19.1%. The increase consisted of $0.7 million from new operations and $0.4 million from existing operations. The increase from existing operations included $1.8 million of corporate development and related costs primarily associated with the acquisition and integration of Pentalver.
Operating Income/(Loss)
Our U.K./European Operations had operating income of $1.5 million for the three months ended June 30, 2017, compared with an operating loss of $1.2 million for the three months ended June 30, 2016. The operating income from our U.K./European Operations for the three months ended June 30, 2017 included $2.3 million of restructuring costs and $2.1 million of corporate development and related costs, primarily related to the integration and acquisition of Pentalver. The operating loss from our U.K./European Operations for the three months ended June 30, 2016 included $4.6 million of restructuring costs.

Six Months Ended June 30, 2017 Compared with Six Months Ended June 30, 2016
Consolidated Operating Results
Operating Revenues
The following table sets forth our operating revenues and carloads by new operations and existing operations for the six months ended June 30, 2017 and 2016 (dollars in thousands):

	Six Months Ended June 30,					Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations		Currency Impact
	2017				2016
	Total Operations	New Operations	Eliminations(a)	Existing Operations	Total Operations	Amount	%	Amount	%
Freight revenues	$760,900	$72,216	$—	$688,684	$667,196	$93,704	14.0%	$21,488	3.2%	$(14,413)
Freight-related revenues	246,958	18,458	(23,665)	252,165	267,146	(20,188)	(7.6)%	(14,981)	(5.6)%	(7,529)
All other revenues	51,683	8,251	—	43,432	49,649	2,034	4.1%	(6,217)	(12.5)%	(1,338)
Total operating revenues	$1,059,541	$98,925	$(23,665)	$984,281	$983,991	$75,550	7.7%	$290	—%	$(23,280)
Carloads	1,631,330	209,734	—	1,421,596	1,388,300	243,030	17.5%	33,296	2.4%

(a)	Represents revenues for services provided by Freightliner Australia to GRail, which were eliminated in our consolidated revenues.
Operating Expenses
Total operating expenses for the six months ended June 30, 2017 increased $40.9 million, or 4.9%, to $880.7 million, compared with $839.8 million for the six months ended June 30, 2016. The increase included $57.8 million from new operations, partially offset by a decrease of $16.9 million from existing operations. The decrease from existing operations was primarily due to a $23.0 million decrease from the depreciation of foreign currencies relative to the United States dollar as well as decreases of $9.7 million in equipment rents and $2.3 million in materials. These decreases were partially offset by increases of $17.9 million in the cost of diesel fuel used in train operations, $5.3 million in depreciation and amortization and $4.2 million in labor and benefits. Total operating expenses for the six months ended June 30, 2016 included a $13.0 million impairment of a rolling-stock maintenance facility and an accounts receivable reserve of $8.1 million, both of which were associated with an iron ore/steel making customer in Australia that entered into voluntary administration in April 2016.

The following table sets forth our total operating expenses for the six months ended June 30, 2017 and 2016 (dollars in thousands):

	Six Months Ended June 30,				Increase/(Decrease)	Currency Impact	2016 Constant Currency*	Increase/(Decrease)Constant Currency*
	2017		2016
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$328,199	31.0%	$319,062	32.4%	$9,137	$(8,959)	$310,103	$18,096
Equipment rents	67,108	6.3%	76,856	7.8%	(9,748)	(3,708)	73,148	(6,040)
Purchased services	107,796	10.2%	98,134	10.0%	9,662	(3,599)	94,535	13,261
Depreciation and amortization	122,287	11.5%	100,254	10.2%	22,033	(979)	99,275	23,012
Diesel fuel used in train operations	71,183	6.7%	53,717	5.4%	17,466	(1,479)	52,238	18,945
Electricity used in train operations	5,307	0.5%	6,669	0.7%	(1,362)	(389)	6,280	(973)
Casualties and insurance	22,722	2.1%	19,562	2.0%	3,160	(158)	19,404	3,318
Materials	47,197	4.5%	42,984	4.4%	4,213	(1,120)	41,864	5,333
Trackage rights	44,020	4.2%	41,728	4.2%	2,292	(1,437)	40,291	3,729
Net (gain)/loss on sale and impairment of assets	(781)	(0.1)%	12,517	1.3%	(13,298)	207	12,724	(13,505)
Restructuring costs	6,116	0.6%	6,097	0.6%	19	(455)	5,642	474
Other expenses	59,593	5.6%	62,221	6.3%	(2,628)	(893)	61,328	(1,735)
Total operating expenses	$880,747	83.1%	$839,801	85.3%	$40,946	$(22,969)	$816,832	$63,915
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
Operating Income/Operating Ratio
Operating income was $178.8 million for the six months ended June 30, 2017, compared with $144.2 million for the six months ended June 30, 2016. Operating income for the six months ended June 30, 2017 included corporate development and related costs of $9.1 million, primarily related to the acquisition and integration of P&W and Pentalver, as well as expenses related to ongoing corporate development projects and projects that are no longer active, and restructuring costs of $6.1 million, primarily associated with our U.K./Europe Region. Operating income for the six months ended June 30, 2016 included impairment and related costs of $21.1 million, consisting of a $13.0 million impairment of a rolling-stock maintenance facility and an accounts receivable reserve of $8.1 million, both of which were associated with an iron ore/steel making customer in Australia entering into voluntary administration. Operating income for the six months ended June 30, 2016 also included restructuring costs of $6.1 million and corporate development and related costs of $3.1 million. Our operating ratio was 83.1% for the six months ended June 30, 2017, compared with 85.3% for the six months ended June 30, 2016.
Interest Expense
Interest expense was $52.2 million for the six months ended June 30, 2017, compared with $35.7 million for the six months ended June 30, 2016. The increase in interest expense was primarily due to a higher debt balance resulting from the GRail transactions in December 2016, as well as higher interest rates in 2017 compared with 2016.

Provision for Income Taxes
Our effective income tax rate for the six months ended June 30, 2017 was 40.6%, compared with 31.6% for the six months ended June 30, 2016. The higher effective income tax rate for the six months ended June 30, 2017 was primarily driven by an income tax benefit of $13.5 million recorded in the six months ended June 30, 2016 associated with the United States Short Line Tax Credit. The Short Line Tax Credit expired on December 31, 2016. Our provision for income taxes for the six months ended June 30, 2017 included an increase to a valuation allowance of €1.0 million (or $1.0 million at the average exchange rate for the period) associated primarily with losses at ERS. Our provision for income taxes for the six months ended June 30, 2016 also included a valuation allowance of A$2.6 million (or $2.0 million at the average exchange rate in March of 2016) associated with the impairment of GWA's now idle rolling-stock maintenance facility (see Note 2, Changes in Operations, to our Consolidated Financial Statements set forth in "Part I Item 1. Financial Statements" of this quarterly report) that was formerly used in connection with the Southern Iron rail haulage agreement with Arrium. For additional information regarding our provision for income taxes, see Note 10, Income Taxes, and Note 17, Subsequent Events, to our Consolidated Financial Statements set forth in "Part I Item 1. Financial Statements" of this quarterly report.
Net Income Attributable to G&W and Earnings Per Common Share
Net income attributable to G&W for the six months ended June 30, 2017 was $72.2 million, compared with $75.4 million for the six months ended June 30, 2016. Our basic EPS were $1.18 with 61.5 million weighted average shares outstanding for the six months ended June 30, 2017, compared with basic EPS of $1.32 with 57.1 million weighted average shares outstanding for the six months ended June 30, 2016. Our diluted EPS for the six months ended June 30, 2017 were $1.16 with 62.4 million weighted average shares outstanding, compared with diluted EPS of $1.30 with 58.0 million weighted average shares outstanding for the six months ended June 30, 2016. Our results for the six months ended June 30, 2017 and 2016 included certain items affecting comparability between the periods as previously presented in the "Overview—Overview of Six-Month Results—Items Affecting Comparability."

Operating Results by Segment
The following tables set forth results from our North American Operations, Australian Operations and U.K./European Operations for the six months ended June 30, 2017 and 2016 (dollars in thousands):

	Six Months Ended June 30, 2017
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$476,654	$124,627	$159,619	$760,900
Freight-related revenues	126,528	23,209	97,221	246,958
All other revenues	31,968	2,880	16,835	51,683
Total operating revenues	$635,150	$150,716	$273,675	$1,059,541
Operating expenses:
Labor and benefits	212,426	34,829	80,944	328,199
Equipment rents	27,370	2,735	37,003	67,108
Purchased services	30,096	12,682	65,018	107,796
Depreciation and amortization	77,786	30,162	14,339	122,287
Diesel fuel used in train operations	37,104	12,910	21,169	71,183
Electricity used in train operations	—	—	5,307	5,307
Casualties and insurance	18,044	2,852	1,826	22,722
Materials	26,524	5,231	15,442	47,197
Trackage rights	18,707	6,892	18,421	44,020
Net (gain)/loss on sale and impairment of assets	(760)	(22)	1	(781)
Restructuring costs	68	338	5,710	6,116
Other expenses	40,629	4,698	14,266	59,593
Total operating expenses	487,994	113,307	279,446	880,747
Operating income/(loss)	$147,156	$37,409	$(5,771)	$178,794
Operating ratio	76.8%	75.2%	102.1%	83.1%
Interest expense, net	$20,111	$27,822	$3,409	$51,342
Provision for/(benefit from) income taxes	$49,863	$2,792	$(1,130)	$51,525
Expenditures for additions to property & equipment, net of grants from outside parties	$64,227	$5,176	$10,465	$79,868
Carloads	800,063	295,505	535,762	1,631,330

	Six Months Ended June 30, 2016
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$448,907	$51,171	$167,118	$667,196
Freight-related revenues	122,503	52,619	92,024	267,146
All other revenues	32,943	3,291	13,415	49,649
Total operating revenues	$604,353	$107,081	$272,557	$983,991
Operating expenses:
Labor and benefits	198,177	32,568	88,317	319,062
Equipment rents	29,274	3,325	44,257	76,856
Purchased services	31,964	11,349	54,821	98,134
Depreciation and amortization	73,313	13,889	13,052	100,254
Diesel fuel used in train operations	27,361	8,575	17,781	53,717
Electricity used in train operations	—	—	6,669	6,669
Casualties and insurance	14,253	3,088	2,221	19,562
Materials	25,946	5,289	11,749	42,984
Trackage rights	17,752	4,317	19,659	41,728
Net (gain)/loss on sale and impairment of assets	(395)	12,982	(70)	12,517
Restructuring costs	694	716	4,687	6,097
Other expenses	37,013	13,353	11,855	62,221
Total operating expenses	455,352	109,451	274,998	839,801
Operating income/(loss)	$149,001	$(2,370)	$(2,441)	$144,190
Operating ratio	75.3%	102.2%	100.9%	85.3%
Interest expense, net	$20,130	$4,793	$10,382	$35,305
Provision for/(benefit from) income taxes	$36,962	$(277)	$(1,765)	$34,920
Expenditures for additions to property & equipment, net of grants from outside parties	$64,939	$5,654	$16,738	$87,331
Carloads	769,315	90,474	528,511	1,388,300
North American Operations
Operating Revenues
The following table sets forth our North American Operations operating revenues and carloads by new operations and existing operations for the six months ended June 30, 2017 and 2016 (dollars in thousands):

	Six Months Ended June 30,				Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations		Currency Impact
	2017			2016
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%
Freight revenues	$476,654	$14,937	$461,717	$448,907	$27,747	6.2%	$12,810	2.9%	$(123)
Freight-related revenues	126,528	573	125,955	122,503	4,025	3.3%	3,452	2.8%	(36)
All other revenues	31,968	618	31,350	32,943	(975)	(3.0)%	(1,593)	(4.8)%	(21)
Total operating revenues	$635,150	$16,128	$619,022	$604,353	$30,797	5.1%	$14,669	2.4%	$(180)
Carloads	800,063	19,391	780,672	769,315	30,748	4.0%	11,357	1.5%

Freight Revenues
The following table sets forth the changes in our North American Operations freight revenues by commodity group segregated into new operations and existing operations for the six months ended June 30, 2017 and 2016 (dollars in thousands):

			Increase/(Decrease) in Total Operations	New Operations	Currency Impact	2016 Constant Currency*	Increase/(Decrease) in Existing Operations Constant Currency*
	Six Months Ended June 30,
Commodity Group	2017	2016
Agricultural Products	$64,257	$55,234	$9,023	809	$30	55,264	8,184
Autos & Auto Parts	10,940	9,015	1,925	1,383	(22)	8,993	564
Chemicals & Plastics	74,915	69,491	5,424	4,338	(29)	69,462	1,115
Coal & Coke	37,115	31,877	5,238	—	(1)	31,876	5,239
Food & Kindred Products	16,599	16,407	192	323	(3)	16,404	(128)
Intermodal	415	2	413	414	—	2	(1)
Lumber & Forest Products	42,699	41,712	987	797	(13)	41,699	203
Metallic Ores	6,816	9,677	(2,861)	—	(14)	9,663	(2,847)
Metals	52,673	54,200	(1,527)	1,305	(11)	54,189	(2,821)
Minerals & Stone	62,677	54,296	8,381	3,106	(10)	54,286	5,285
Petroleum Products	34,271	35,453	(1,182)	940	(13)	35,440	(2,109)
Pulp & Paper	51,555	52,190	(635)	613	(20)	52,170	(1,228)
Waste	12,338	9,339	2,999	537	(3)	9,336	2,465
Other	9,384	10,014	(630)	372	(14)	10,000	(988)
Total freight revenues	$476,654	$448,907	$27,747	14,937	$(123)	$448,784	$12,933
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.

The following table sets forth our North American Operations freight revenues, carloads and average freight revenues per carload for the six months ended June 30, 2017 and 2016 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads		Average Freight Revenues Per Carload

	Six Months Ended June 30,				Six Months Ended June 30,		Six Months Ended June 30,
	2017		2016 Constant Currency*
Commodity Group	Amount	% of Total	Amount	% of Total	2017	2016	2017	2016	2016 Constant Currency*
Agricultural Products	$64,257	13.5%	$55,264	12.3%	110,204	105,345	$583	$524	$525
Autos & Auto Parts	10,940	2.3%	8,993	2.0%	17,977	14,952	609	603	601
Chemicals & Plastics	74,915	15.7%	69,462	15.5%	90,822	89,234	825	779	778
Coal & Coke	37,115	7.8%	31,876	7.1%	109,800	94,915	338	336	336
Food & Kindred Products	16,599	3.5%	16,404	3.7%	29,676	29,412	559	558	558
Intermodal	415	0.1%	2	—%	4,168	24	100	83	83
Lumber & Forest Products	42,699	9.0%	41,699	9.3%	69,174	69,393	617	601	601
Metallic Ores	6,816	1.4%	9,663	2.1%	9,173	12,347	743	784	783
Metals	52,673	11.0%	54,189	12.1%	70,493	71,786	747	755	755
Minerals & Stone	62,677	13.1%	54,286	12.1%	103,813	95,563	604	568	568
Petroleum Products	34,271	7.2%	35,440	7.9%	49,049	51,451	699	689	689
Pulp & Paper	51,555	10.8%	52,170	11.6%	78,587	82,296	656	634	634
Waste	12,338	2.6%	9,336	2.1%	25,131	19,806	491	472	471
Other	9,384	2.0%	10,000	2.2%	31,996	32,791	293	305	305
Total	$476,654	100.0%	$448,784	100.0%	800,063	769,315	$596	$584	$583
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
Total traffic from our North American Operations increased 30,748 carloads, or 4.0%, for the six months ended June 30, 2017, compared with the same period in 2016. The increase consisted of 19,391 carloads from new operations and 11,357 carloads from existing operations. The increase in traffic from existing operations was principally due to increases of 14,885 carloads of coal and coke traffic, 4,594 carloads of waste traffic, 4,156 carloads of agricultural products traffic and 3,756 carloads of minerals and stone traffic, partially offset by decreases of 4,121 carloads of pulp and paper traffic, 3,232 carloads of petroleum products traffic, 3,174 carloads of metallic ores traffic and 2,397 carloads of metals traffic. All remaining traffic decreased by a net 3,110 carloads.
Changes in average freight revenues per carload in a commodity group may be impacted by changes in customer rates and fuel surcharges, as well as changes in the mix of customer traffic within a commodity group. Excluding the impact of foreign currency, average freight revenues per carload from our North American Operations increased 2.2% to $596 for the six months ended June 30, 2017, compared with the same period in 2016. Average freight revenues per carload from existing operations excluding the impact of foreign currency increased 1.4% to $591 for the six months ended June 30, 2017, compared with the same period 2016. A change in the mix of commodities decreased average freight revenues per carload by 1.2%, while higher fuel surcharges increased average freight revenues per carload by 0.5%. Excluding these factors, average freight revenues per carload from our North American Operations increased 2.1%.
The following information discusses the significant changes in our North American Operations freight revenues from existing operations by commodity group excluding the impact of foreign currency.
Agricultural products revenues increased $8.2 million, or 14.8%. Agricultural products average freight revenues per carload increased 10.3%, which increased revenues by $5.8 million, and traffic increased 4,156 carloads, or 3.9%, which increased revenues by $2.4 million. The increase in average freight revenues per carload was primarily driven by a change in the mix of business. The carload increase was primarily due to increased grain shipments in the United States.

Chemicals and plastics revenues increased $1.1 million, or 1.6%. Chemicals and plastics average freight revenues per carload increased 3.2%, which increased revenues by $2.2 million, while traffic decreased 1,366 carloads, or 1.5%, which decreased revenues by $1.1 million. The carload decrease was primarily due to decreased shipments of industrial chemicals in the western United States.
Coal and coke revenues increased $5.2 million, or 16.4%, primarily due to a traffic increase of 14,885 carloads, or 15.7% as a result of increased demand for coal power generation in the midwestern United States.
Metallic ores revenues decreased $2.8 million, or 29.5%. Metallic ores traffic decreased 3,174 carloads, or 25.7%, which decreased revenues by $2.4 million, and average freight revenues per carload decreased 5.1%, which decreased revenues by $0.5 million. The carload decrease was primarily due to the idling of an alumina customer facility in the southern United States in 2016 and lower production from a copper mining customer in the western United States. The decrease in average freight revenues per carload was primarily due to a change in mix of business.
Metals revenues decreased $2.8 million, or 5.2%. Metals traffic decreased 2,397 carloads, or 3.3%, which decreased revenues by $1.8 million, and average freight revenues per carload decreased 2.0%, which decreased revenues by $1.0 million. The carload decrease was primarily due to decreased shipments of pipe, pig iron and finished steel.
Minerals and stone revenues increased $5.3 million, or 9.7%. Average freight revenues per carload increased 5.6%, which increased revenues by $3.0 million, and traffic increased 3,756 carloads, or 3.9%, which increased revenues by $2.3 million. The carload increase was primarily due to increased rock salt, frac sand, clay and cement shipments, partially offset by decreased shipments of construction aggregates.
Petroleum products revenues decreased $2.1 million, or 6.0%, primarily due to a traffic decrease of 3,232 carloads, or 6.3%. The carload decrease was primarily due to decreased shipments of liquid petroleum gases in the midwestern and western United States.
Pulp and paper revenues decreased $1.2 million, or 2.4%. Pulp and paper traffic decreased 4,121carloads, or 5.0%, which decreased revenues by $2.7 million, while average freight revenues per carload increased 2.8%, which increased revenues by $1.5 million. The carload decrease was primarily due to decreased shipments resulting from truck competition and the temporary shutdown of a mill in the southern United States.
Waste revenues increased $2.5 million, or 26.4%, primarily due to a traffic increase of 4,594 carloads, or 23.2%, primarily resulting from new and expanded contracts in the midwestern United States.
Freight revenues from all remaining commodities combined decreased by a net $0.4 million.
Freight-Related Revenues
Excluding the impact of foreign currency depreciation, freight-related revenues from our North American Operations, which includes revenues from railcar switching, track access rights, crewing services, storage and other ancillary revenues related to the movement of freight, increased $4.1 million, or 3.3%, to $126.5 million for the six months ended June 30, 2017, compared with $122.5 million for the six months ended June 30, 2016. The increase consisted of $3.5 million from existing operations and $0.6 million from new operations. The increase from existing operations was primarily due to the recognition of revenue from a multi-year take-or-pay volume shortfall under a crude-by-rail contract and increased switching revenues, partially offset by decreased demurrage revenues.
All Other Revenues
Excluding the impact of foreign currency depreciation, all other revenues from our North American Operations, which includes revenues from third-party railcar and locomotive repairs, property rentals, railroad construction and other ancillary revenues not directly related to the movement of freight, decreased $1.0 million, or 2.9%, to $32.0 million for the six months ended June 30, 2017, compared with $32.9 million for the six months ended June 30, 2016. The decrease included $1.6 million from existing operations, partially offset by $0.6 million from new operations.
Operating Expenses
Total operating expenses from our North American Operations increased $32.6 million, or 7.2%, to $488.0 million for the six months ended June 30, 2017, compared with $455.4 million for the six months ended June 30, 2016. The increase consisted of $17.2 million from new operations and $15.5 million from existing operations. The increase from existing operations was primarily due to an increase of $8.7 million in diesel used in train operations, $5.4 million in labor and benefits, $3.5 million in depreciation and amortization and $3.2 million in casualties and insurance, partially offset by decreases of $3.6 million in equipment rents and $3.6 million in purchased services.

The following table sets forth operating expenses from our North American Operations for the six months ended June 30, 2017 and 2016 (dollars in thousands):

	Six Months Ended June 30,							Increase/(Decrease) Constant Currency*
	2017		2016			Currency Impact	2016 Constant Currency*
	Amount	% of Operating Revenues	Amount	% of Operating Revenues	Increase/(Decrease)
Labor and benefits	$212,426	33.5%	$198,177	32.8%	$14,249	$(41)	$198,136	$14,290
Equipment rents	27,370	4.3%	29,274	4.9%	(1,904)	(2)	29,272	(1,902)
Purchased services	30,096	4.7%	31,964	5.3%	(1,868)	(21)	31,943	(1,847)
Depreciation and amortization	77,786	12.2%	73,313	12.1%	4,473	(36)	73,277	4,509
Diesel fuel used in train operations	37,104	5.8%	27,361	4.5%	9,743	5	27,366	9,738
Casualties and insurance	18,044	2.8%	14,253	2.4%	3,791	(5)	14,248	3,796
Materials	26,524	4.2%	25,946	4.3%	578	—	25,946	578
Trackage rights	18,707	3.0%	17,752	2.9%	955	(1)	17,751	956
Net gain on sale and impairment of assets	(760)	(0.1)%	(395)	(0.1)%	(365)	—	(395)	(365)
Restructuring costs	68	—%	694	0.1%	(626)	—	694	(626)
Other expenses	40,629	6.4%	37,013	6.1%	3,616	(6)	37,007	3,622
Total operating expenses	$487,994	76.8%	$455,352	75.3%	$32,642	$(107)	$455,245	$32,749
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following information discusses the significant changes in operating expenses of our North American Operations excluding a decrease of $0.1 million due to the impact of foreign currency depreciation.
Labor and benefits expense was $212.4 million for the six months ended June 30, 2017, compared with $198.1 million for the six months ended June 30, 2016, an increase of $14.3 million, or 7.2%. The increase consisted of $8.9 million from new operations, of which $2.4 million related to the P&W integration primarily due to severance costs, and $5.4 million, or 2.7%, from existing operations. The increase from existing operations was due primarily to $3.0 million in annual wage increases, $1.7 million in additional overtime costs and a $0.6 million increase in medical expenses.
Equipment rents expense was $27.4 million for the six months ended June 30, 2017, compared with $29.3 million for the six months ended June 30, 2016, a decrease of $1.9 million, or 6.5%. The decrease consisted of $3.6 million from existing operations, partially offset by $1.7 million from new operations. The decrease from existing operations was primarily due to reduced leased freight car expense as a result of the idling of an alumina customer facility in the southern United States in 2016 and reduced leased locomotive and car hire expense.
Purchased services expense, which consists of the costs of services provided by outside contractors for repairs and maintenance of track property, locomotives, railcars and other equipment, as well as contract labor costs for crewing services, was $30.1 million for the six months ended June 30, 2017, compared with $31.9 million for the six months ended June 30, 2016, a decrease of $1.8 million, or 5.8%. The decrease consisted of $3.6 million from existing operations, partially offset by $1.7 million from new operations. The decrease from existing operations was primarily due to a reduction in the use of third-party contractors for track repairs.
Depreciation and amortization expense was $77.8 million for the six months ended June 30, 2017, compared with $73.3 million for the six months ended June 30, 2016, an increase of $4.5 million, or 6.2%. The increase consisted of $3.5 million from existing operations and $1.0 million from new operations. The increase from existing operations was primarily attributable to a larger depreciable asset base in 2017 compared with 2016, reflecting capital spending in 2016.
The cost of diesel fuel used in train operations was $37.1 million for the six months ended June 30, 2017, compared with $27.4 million for the six months ended June 30, 2016, an increase of $9.7 million, or 35.6%. The increase consisted of $8.7 million from existing operations and $1.1 million from new operations. The increase from existing operations consisted of $7.0 million due to a 25.0% increase in average fuel cost per gallon and $1.7 million due to a 5.2% increase in diesel fuel consumption.

Casualties and insurance expense was $18.0 million for the six months ended June 30, 2017, compared with $14.2 million for the six months ended June 30, 2016, an increase of $3.8 million, or 26.6%. The increase consisted of $3.2 million from existing operations and $0.6 million from new operations. The increase from existing operations was primarily attributable to an increase in derailments and washout expense in 2017.
Other expenses were $40.6 million for the six months ended June 30, 2017, compared with $37.0 million for the six months ended June 30, 2016, an increase of $3.6 million, or 9.8%. The increase consisted of $2.8 million from existing operations and $0.9 million from new operations. The increase from existing operations was primarily attributable to corporate development and related costs.
Operating Income/Operating Ratio
Operating income from our North American Operations was $147.2 million for the six months ended June 30, 2017, compared with $149.0 million for the six months ended June 30, 2016. Operating income for the six months ended June 30, 2017 included corporate development and related costs of $6.8 million, about half of which related to the integration of P&W and the remainder to ongoing corporate development projects and projects that are no longer active. Operating income for the six months ended June 30, 2016 included corporate development and related costs of $2.2 million and restructuring costs of $0.7 million. The operating ratio was 76.8% for the six months ended June 30, 2017, compared with 75.3% for the six months ended June 30, 2016.
Australian Operations
Operating Revenues
The following table sets forth our Australian Operations operating revenues and carloads by new operations and existing operations for the six months ended June 30, 2017 and 2016 (dollars in thousands):

	Six Months Ended June 30,					Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations		Currency Impact
	2017				2016
	Total Operations	New Operations	Eliminations(a)	Existing Operations	Total Operations	Amount	%	Amount	%
Freight revenues	$124,627	$57,279	$—	$67,348	$51,171	$73,456	143.6%	$16,177	31.6%	$1,421
Freight-related revenues	23,209	—	(23,665)	46,874	52,619	(29,410)	(55.9)%	(5,745)	(10.9)%	1,438
All other revenues	2,880	—	—	2,880	3,291	(411)	(12.5)%	(411)	(12.5)%	84
Total operating revenues	$150,716	$57,279	$(23,665)	$117,102	$107,081	$43,635	40.7%	$10,021	9.4%	$2,943
Carloads	295,505	190,343	—	105,162	90,474	205,031	226.6%	14,688	16.2%
(a) Represents revenues for services provided by Freightliner Australia to GRail, which were eliminated in our consolidated revenues.
Freight Revenues
The following table sets forth the changes in our Australian Operations freight revenues by commodity group segregated into new operations and existing operations for the six months ended June 30, 2017 and 2016 (dollars in thousands):

			Increase/(Decrease) in Total Operations	New Operations	Currency Impact	2016 Constant Currency*	Increase/(Decrease) Existing Operations Constant Currency*
	Six Months Ended June 30,
Commodity Group	2017	2016
Agricultural Products	$11,678	$9,410	$2,268	—	$270	$9,680	$1,998
Coal and Coke	57,279	—	57,279	57,279	—	—	—
Intermodal	33,101	31,617	1,484	—	856	32,473	628
Metallic Ores	18,290	5,974	12,316	—	176	6,150	12,140
Minerals & Stone	3,995	3,780	215	—	107	3,887	108
Petroleum Products	284	390	(106)	—	12	402	(118)
Total freight revenues	$124,627	$51,171	$73,456	57,279	$1,421	52,592	$14,756
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.

The following table sets forth our Australian Operations freight revenues, carloads and average freight revenues per carload for the six months ended June 30, 2017 and 2016 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads		Average Freight Revenues Per Carload

	Six Months Ended June 30,				Six Months Ended June 30,		Six Months Ended June 30,
	2017		2016 Constant Currency*
Commodity Group	Amount	% of Total	Amount	% of Total	2017	2016	2017	2016	2016 Constant Currency*
Agricultural Products	$11,678	9.4%	$9,680	18.4%	30,641	24,077	$381	$391	$402
Coal & Coke	57,279	45.9%	—	—%	190,343	—	301	—	—
Intermodal	33,101	26.6%	32,473	61.7%	28,737	28,943	1,152	1,092	1,122
Metallic Ores	18,290	14.7%	6,150	11.7%	15,760	4,336	1,161	1,378	1,418
Minerals & Stone	3,995	3.2%	3,887	7.4%	29,906	32,985	134	115	118
Petroleum Products	284	0.2%	402	0.8%	118	133	2,407	2,932	3,023
Total	$124,627	100.0%	$52,592	100.0%	295,505	90,474	$422	$566	$581
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
Total traffic from our Australian Operations increased 205,031 carloads for the six months ended June 30, 2017, compared with the same period in 2016. The increase consisted of 190,343 carloads from new operations and 14,688 carloads from existing operations. The increase in traffic from existing operations was principally due to increases of 11,424 carloads of metallic ores traffic and 6,564 carloads of agricultural products traffic, partially offset by a decrease of 3,079 carloads of minerals and stone traffic. All remaining traffic decreased by 221 carloads.
Changes in average freight revenues per carload in a commodity group may be impacted by changes in customer rates and fuel surcharges, as well as changes in the mix of customer traffic within a commodity group. Excluding the impact of foreign currency, average freight revenues per carload from our Australian Operations decreased 27.4% to $422 for the six months ended June 30, 2017, compared with the same period in 2016. Average freight revenues per carload from existing operations excluding the impact of foreign currency increased 10.2% to $640 for the six months ended June 30, 2017, compared with the same period in 2016. The increase in average freight revenues per carload from existing operations was primarily due to increased metallic ores shipments as a result of the recommencement of operations at two previously closed iron ore and manganese mines.
The following information discusses the significant changes in our Australian Operations freight revenues from existing operations by commodity group excluding the impact of foreign currency.
Agricultural products revenues increased $2.0 million, or 20.6%. Agricultural products traffic increased 6,564 carloads, or 27.3%, which increased revenues by $2.5 million, while average freight revenues per carload decreased 5.2%, which decreased revenues by $0.5 million. The carload increase was primarily due to stronger mainland grain shipments.
Intermodal revenues increased $0.6 million, or 1.9%, primarily due to an increase in average freight revenues per carload of 2.7%. The increase in average freight revenues per carload was primarily due to higher fuel surcharges.
Metallic ores revenues increased $12.1 million. Metallic ores traffic increased 11,424 carloads, which increased revenues by $13.2 million, while average freight revenues per carload decreased 18.1%, which decreased revenues by $1.1 million. The carload increase was primarily due to the recommencement of operations at two previously closed iron ore and manganese mines.
Freight revenues from all remaining commodities combined decreased by less than $0.1 million.

Freight-Related Revenues
Excluding a $1.4 million increase due to the impact of foreign currency appreciation, freight-related revenues from our Australian Operations, which includes revenues from railcar switching, track access rights, crewing services, storage and other ancillary revenues related to the movement of freight, decreased $30.8 million, or 57.1%, to $23.2 million for the six months ended June 30, 2017, compared with $54.1 million for the six months ended June 30, 2016. Excluding $23.7 million of freight-related revenues for services provided by Freightliner Australia to GRail for the for the six months ended June 30, 2017, which were eliminated in our consolidated freight-related revenues, our freight-related revenues from existing operations decreased $7.2 million. The decrease from existing operations was primarily due to the loss of the fixed payments from Arrium associated with our rail haulage agreement to serve their Southern Iron mine that is now closed and shipments of stockpiled manganese in 2016 at a previously closed customer mine facility, partially offset by increased agricultural products-related switching revenues in 2017.
All Other Revenues
Excluding a $0.1 million increase due to the impact of foreign currency appreciation, all other revenues from our Australian Operations, which includes revenues from third-party railcar and locomotive repairs, property rentals and other ancillary revenues not directly related to the movement of freight, decreased $0.5 million, or 14.7%, to $2.9 million for the six months ended June 30, 2017, compared with $3.4 million for the six months ended June 30, 2016.
Operating Expenses
Total operating expenses from our Australian Operations for the six months ended June 30, 2017 increased $3.9 million, or 3.5%, to $113.3 million, compared with $109.5 million for the six months ended June 30, 2016. The increase consisted of $17.0 million from new operations, partially offset by a decrease of $13.2 million from existing operations. Operating expenses for the six months ended June 30, 2016 included a $13.0 million impairment of a rolling-stock maintenance facility and an accounts receivable reserve of $8.1 million, both of which were associated with an iron ore/steel making customer entering into voluntary administration. In addition, the change from existing operations included a $2.8 million increase due to the impact of foreign currency appreciation.
The following table sets forth operating expenses from our Australian Operations for the six months ended June 30, 2017 and 2016 (dollars in thousands):

	Six Months Ended June 30,							Increase/(Decrease) Constant Currency*
	2017		2016			Currency Impact	2016 Constant Currency*
	Amount	% of Operating Revenues	Amount	% of Operating Revenues	Increase/(Decrease)
Labor and benefits	$34,829	23.1%	$32,568	30.4%	$2,261	$936	$33,504	$1,325
Equipment rents	2,735	1.8%	3,325	3.1%	(590)	97	3,422	(687)
Purchased services	12,682	8.4%	11,349	10.6%	1,333	311	11,660	1,022
Depreciation and amortization	30,162	20.0%	13,889	13.0%	16,273	402	14,291	15,871
Diesel fuel used in train operations	12,910	8.6%	8,575	8.0%	4,335	234	8,809	4,101
Casualties and insurance	2,852	1.9%	3,088	2.9%	(236)	90	3,178	(326)
Materials	5,231	3.5%	5,289	4.9%	(58)	150	5,439	(208)
Trackage rights	6,892	4.6%	4,317	4.0%	2,575	125	4,442	2,450
Net (gain)/loss on sale and impairment of assets	(22)	—%	12,982	12.1%	(13,004)	200	13,182	(13,204)
Restructuring costs	338	0.2%	716	0.7%	(378)	11	727	(389)
Other expenses	4,698	3.1%	13,353	12.5%	(8,655)	248	13,601	(8,903)
Total operating expenses	$113,307	75.2%	$109,451	102.2%	$3,856	$2,804	$112,255	$1,052
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following information discusses the significant changes in operating expenses of our Australian Operations excluding an increase of $2.8 million due to the impact of foreign currency appreciation.
Depreciation and amortization expense was $30.2 million for the six months ended June 30, 2017, compared with $14.3 million for the six months ended June 30, 2016, an increase of $15.9 million. The increase was primarily attributable to new operations.

The cost of diesel fuel used in train operations was $12.9 million for the six months ended June 30, 2017, compared with $8.8 million for the six months ended June 30, 2016, an increase of $4.1 million, or 46.6%. The increase consisted of $2.5 million due to a 27.9% increase in average fuel cost per gallon and $1.6 million due to a 14.7% increase in diesel fuel consumption.
Trackage rights expense was $6.9 million for the six months ended June 30, 2017, compared with $4.4 million for the six months ended June 30, 2016, an increase of $2.5 million, or 55.2%. The increase was primarily attributable to services for an iron ore customer that recommenced operations in July 2016, as well as increased grain shipments.
Net (gain)/loss on the sale and impairment of assets for the six months ended June 30, 2016 of $13.0 million was primarily related to the impairment of a rolling-stock maintenance facility resulting from an iron ore/steel making customer entering voluntary administration.
Other expenses were $4.7 million for the six months ended June 30, 2017, compared with $13.6 million for the six months ended June 30, 2016, a decrease of $8.9 million, or 65.5%. The decrease was primarily due to an accounts receivable reserve recorded during the six months ended June 30, 2016 associated with an iron ore/steel making customer entering into voluntary administration.
Operating Income/(Loss)/Operating Ratio
Operating income from our Australian Operations was $37.4 million for the six months ended June 30, 2017, compared with an operating loss of $2.4 million for the six months ended June 30, 2016. Operating income for the six months ended June 30, 2017 included $0.3 million of restructuring costs and $0.2 million of corporate development and related costs. For the six months ended June 30, 2016, our Australian Operations recorded charges of $21.1 million, including a $13.0 million impairment of a rolling-stock maintenance facility and an associated accounts receivable reserve of $8.1 million, resulting from an iron ore/steel making customer entering voluntary administration. The operating loss from our Australian Operations for the six months ended June 30, 2016 also included $1.0 million of corporate development and related costs and $0.7 million of restructuring costs. The operating ratio was 75.2% for the six months ended June 30, 2017, compared with 102.2% for the six months ended June 30, 2016.
U.K./European Operations
Operating Revenues
The following table sets forth our U.K./European Operations operating revenues and carloads by new operations and existing operations for the six months ended June 30, 2017 and 2016 (dollars in thousands):

	Six Months Ended June 30,				Increase in Total Operations		Decrease in Existing Operations
	2017			2016
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%	Currency Impact
Freight revenues	$159,619	$—	$159,619	$167,118	$(7,499)	(4.5)%	$(7,499)	(4.5)%	$(15,711)
Freight-related revenues	97,221	17,885	79,336	92,024	5,197	5.6%	(12,688)	(13.8)%	(8,931)
All other revenues	16,835	7,633	9,202	13,415	3,420	25.5%	(4,213)	(31.4)%	(1,401)
Total operating revenues	$273,675	$25,518	$248,157	$272,557	$1,118	0.4%	$(24,400)	(9.0)%	$(26,043)
Carloads	535,762	—	535,762	528,511	7,251	1.4%	7,251	1.4%

Freight Revenues
The following table sets forth the changes in our U.K./European Operations freight revenues by commodity group for the six months ended June 30, 2017 and 2016 (dollars in thousands):

	Six Months Ended June 30,				Increase/(Decrease)	Currency Impact	2016 Constant Currency*	Increase/(Decrease) Constant Currency*
	2017		2016
Commodity Group	Amount	% of Total	Amount	% of Total
Agricultural Products	$2,568	1.6%	$736	0.4%	$1,832	$(9)	727	$1,841
Coal & Coke	5,119	3.2%	7,752	4.6%	(2,633)	(802)	6,950	(1,831)
Intermodal	122,789	76.9%	133,448	79.9%	(10,659)	(13,677)	119,771	3,018
Lumber & Forest Products	—	—%	126	0.1%	(126)	(2)	124	(124)
Metallic Ores	—	—%	40	—%	(40)	1	41	(41)
Minerals & Stone	29,143	18.3%	25,016	15.0%	4,127	(1,222)	23,794	5,349
Total freight revenues	$159,619	100.0%	$167,118	100.0%	$(7,499)	$(15,711)	151,407	$8,212
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following table sets forth our U.K./European Operations freight revenues, carloads and average freight revenues per carload for the six months ended June 30, 2017 and 2016 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads		Average Freight Revenues Per Carload

	Six Months Ended June 30,				Six Months Ended June 30,		Six Months Ended June 30,
	2017		2016 Constant Currency*
Commodity Group	Amount	% of Total	Amount	% of Total	2017	2016	2017	2016	2016 Constant Currency*
Agricultural Products	$2,568	1.6%	$727	0.5%	2,259	842	$1,137	$874	$863
Coal & Coke	5,119	3.2%	6,950	4.6%	14,535	17,313	352	448	401
Intermodal	122,789	76.9%	119,771	79.1%	440,904	440,638	278	303	272
Lumber & Forest Products	—	—%	124	0.1%	—	315	—	400	394
Metallic Ores	—	—%	41	—%	—	93	—	430	441
Minerals & Stone	29,143	18.3%	23,794	15.7%	78,064	69,310	373	361	343
Total	$159,619	100.0%	$151,407	100.0%	535,762	528,511	$298	$316	$286
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
Total traffic from our U.K./European Operations increased 7,251 carloads, or 1.4%, for the six months ended June 30, 2017, compared with the same period in 2016. The traffic increase was principally due to increases of 8,754 carloads of minerals and stone traffic and 1,417 carloads of agricultural products traffic, partially offset by a decrease of 2,778 carloads of coal and coke traffic. All remaining traffic decreased by a net 142 carloads.
Changes in average freight revenues per carload in a commodity group may be impacted by changes in customer rates and fuel surcharges, as well as changes in the mix of customer traffic within a commodity group. Excluding the impact of foreign currency, average freight revenues per carload from our U.K./European Operations increased 4.2% to $298 for the six months ended June 30, 2017, compared with the same period in 2016.
The following information discusses the significant changes in our U.K./European Operations freight revenues by commodity group excluding the impact of foreign currency.
Agricultural products revenues increased $1.8 million, primarily due to a traffic increase of 1,417 carloads in Poland due to the development of new business.
Coal and coke revenues decreased $1.8 million, or 26.3%. Coal and coke traffic decreased 2,778 carloads, or 16.0%, which decreased revenues by $1.0 million, and average freight revenues per carload decreased 12.2%, which decreased revenues by $0.9 million. The carload decrease was primarily due to lower demand for steam coal in the U.K., largely as a result of competition from natural gas power generation and an increase in the carbon tax, partially offset by increased spot traffic in Poland.

Intermodal revenues increased $3.0 million, or 2.5%, primarily due to higher intermodal volumes in the U.K. as network disruptions in 2016 resulted in less traffic, partially offset by lower volumes in Continental Europe in 2017 due to the discontinuation of certain routes as part of our restructuring plan.
Minerals and stone revenues increased $5.3 million, or 22.5%. Minerals and stone traffic increased 8,754 carloads, or 12.6%, which increased revenues by $3.3 million, and average freight revenues per carload increased 8.7%, which increased revenues by $2.1 million. The carload increase was primarily due to higher construction aggregates shipments in Poland. The increase in average freight revenues per carload was primarily due to a change in the mix of business in the U.K.
Freight revenues from all remaining commodities combined decreased by $0.2 million.
Freight-Related Revenues
Freight-related revenues from our U.K./European Operations include trucking haulage services, container storage and switching services, as well as infrastructure services, where we operate work trains for the track infrastructure owner. Freight-related revenues in the U.K./Europe also include traction service (or hook and pull), which requires us to provide locomotives and drivers to move a customer's train between specified origin and destination points, and other ancillary revenues related to the movement of freight.
Excluding an $8.9 million decrease due to the impact of foreign currency depreciation, freight-related revenues from our U.K./European Operations increased $14.1 million, or 17.0%, to $97.2 million for the six months ended June 30, 2017, compared with $83.1 million for the six months ended June 30, 2016. The increase in freight-related revenues consisted of $17.9 million from new operations, partially offset by a decrease of $3.8 million from existing operations. The decrease from existing operations was primarily due to the discontinuation of certain routes in Continental Europe following the completion of the restructuring of ERS in the first half of 2017 and decreased U.K. infrastructure revenues, partially offset by increased switching revenues in the U.K.
All Other Revenues
Excluding a $1.4 million decrease due to the impact of foreign currency depreciation, all other revenues from our U.K./European Operations, which includes revenues from container sales, third-party car and locomotive repairs, property rentals and other ancillary revenues not directly related to the movement of freight, increased $4.8 million, or 40.1%, to $16.8 million for the six months ended June 30, 2017, compared with $12.0 million for the six months ended June 30, 2016. The increase consisted of $7.6 million from new operations, primarily from container sales and container repairs at Pentalver, partially offset by a decrease of $2.8 million from existing operations. The decrease from existing operations was primarily due to reduced management and technical support revenues in Saudi Arabia resulting primarily from the timing of project deliverables.
Operating Expenses
Total operating expenses from our U.K./European Operations were $279.4 million for the six months ended June 30, 2017, compared with $275.0 million for the six months ended June 30, 2016, an increase of $4.4 million, or 1.6%. The increase included $23.6 million from new operations, partially offset by a decrease of $19.2 million from existing operations. The decrease from existing operations included a $25.7 million decrease due to the impact of foreign currency depreciation and $5.7 million of restructuring costs.

The following table sets forth operating expenses from our U.K./European Operations for the six months ended June 30, 2017 and 2016 (dollars in thousands):

	Six Months Ended June 30,							Increase/(Decrease) Constant Currency*
	2017		2016			Currency Impact	2016 Constant Currency*
	Amount	% of Operating Revenues	Amount	% of Operating Revenues	Increase/(Decrease)
Labor and benefits	$80,944	29.6%	$88,317	32.4%	$(7,373)	$(9,854)	$78,463	$2,481
Equipment rents	37,003	13.5%	44,257	16.2%	(7,254)	(3,803)	40,454	(3,451)
Purchased services	65,018	23.8%	54,821	20.1%	10,197	(3,889)	50,932	14,086
Depreciation and amortization	14,339	5.2%	13,052	4.9%	1,287	(1,345)	11,707	2,632
Diesel fuel used in train operations	21,169	7.7%	17,781	6.5%	3,388	(1,718)	16,063	5,106
Electricity used in train operations	5,307	2.0%	6,669	2.4%	(1,362)	(389)	6,280	(973)
Casualties and insurance	1,826	0.7%	2,221	0.8%	(395)	(243)	1,978	(152)
Materials	15,442	5.6%	11,749	4.3%	3,693	(1,270)	10,479	4,963
Trackage rights	18,421	6.7%	19,659	7.2%	(1,238)	(1,561)	18,098	323
Net loss/(gain) on sale and impairment of assets	1	—%	(70)	—%	71	7	(63)	64
Restructuring costs	5,710	2.1%	4,687	1.7%	1,023	(466)	4,221	1,489
Other expenses	14,266	5.2%	11,855	4.4%	2,411	(1,135)	10,720	3,546
Total operating expenses	$279,446	102.1%	$274,998	100.9%	$4,448	$(25,666)	$249,332	$30,114
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following information discusses the significant changes in operating expenses of our U.K./European Operations excluding a decrease of $25.7 million due to the impact of foreign currency depreciation.
Labor and benefits expense was $80.9 million for the six months ended June 30, 2017, compared with $78.5 million for the six months ended June 30, 2016, an increase of $2.5 million, or 3.2%. The increase consisted of $4.8 million from new operations, partially offset by a decrease of $2.3 million, or 2.9%, from existing operations. The decrease from existing operations was primarily due to reduced headcount as a result of the restructuring of the U.K. coal business and the discontinuation of certain routes in Continental Europe as part of our restructuring of ERS.
Equipment rents expense was $37.0 million for the six months ended June 30, 2017, compared with $40.5 million for the six months ended June 30, 2016, a decrease of $3.5 million, or 8.5%. The decrease consisted of $5.4 million from existing operations, partially offset by $1.9 million from new operations. The 2016 period included surplus lease costs in Continental Europe and higher locomotive lease costs in the U.K. that have since been renegotiated with more favorable terms. These resulted in lower equipment costs in 2017 that were partially offset by additional locomotive lease expense in Poland to support increased aggregates and grain business.
Purchased services expense, which consists of the costs of services provided by outside contractors for repairs and maintenance of locomotives, railcars and other equipment, as well as contract labor costs for crewing services, was $65.0 million for the six months ended June 30, 2017, compared with $50.9 million for the six months ended June 30, 2016, an increase of $14.1 million, or 27.7%. The increase consisted of $8.3 million from new operations and $5.8 million from existing operations. The change from existing operations was primarily due to lower net service costs incurred in 2016, which included cost reimbursements as a result of disruptions caused by a temporary flood-related bridge outage in the U.K. In addition, the 2017 period included increased third-party costs for services performed at the ports, partially offset by a decrease due to the discontinuation of certain routes in Continental Europe as part of our restructuring plan.
Depreciation and amortization expense was $14.3 million for the six months ended June 30, 2017, compared with $11.7 million for the six months ended June 30, 2016, an increase of $2.6 million, or 22.5%. The increase consisted of $1.8 million from existing operations and $0.9 million from new operations. The increase from existing operations was primarily attributable to a larger depreciable asset base in 2017 compared with 2016, reflecting capital spending in 2016.
The cost of diesel fuel used in train operations was $21.2 million for the six months ended June 30, 2017, compared with $16.1 million for the six months ended June 30, 2016, an increase of $5.1 million, or 31.8%. The increase consisted of $4.0 million due to a 26.2% increase in average fuel cost per gallon and $1.1 million due to a 4.5% increase in diesel fuel consumption.

Materials expense was $15.4 million for the six months ended June 30, 2017, compared with $10.5 million for the six months ended June 30, 2016, an increase of $5.0 million, or 47.4%. The increase consisted of $6.8 million from new operations, partially offset by a decrease of $1.9 million from existing operations. The decrease from existing operations was primarily due to timing of terminal infrastructure maintenance in the U.K. in 2016.
Restructuring costs for the six months ended June 30, 2017 of $5.7 million were primarily related to our previously announced restructuring of ERS. Restructuring costs for the six months ended June 30, 2016 of $4.7 million were primarily related to restructuring of the U.K. coal business.
Other expenses were $14.3 million for the six months ended June 30, 2017, compared with $10.7 million for the six months ended June 30, 2016, an increase of $3.5 million, or 33.1%. The increase consisted of $2.8 million from existing operations and $0.7 million from new operations. The increase from existing operations included $1.8 million of corporate development and related costs primarily associated with the acquisition and integration of Pentalver and a $1.5 million accounts receivable reserve associated with a customer entering into bankruptcy.
Operating Loss
Our U.K./European Operations had an operating loss of $5.8 million for the six months ended June 30, 2017, compared with an operating loss of $2.4 million for the six months ended June 30, 2016. The operating loss from our U.K./European Operations for the six months ended June 30, 2017 included $5.7 million of restructuring costs and $2.1 million of corporate development and related costs. The operating loss from our U.K./European Operations for the six months ended June 30, 2016 included $4.7 million of restructuring costs.
Liquidity and Capital Resources
We had cash and cash equivalents of $83.7 million at June 30, 2017, of which, $47.6 million was from our Australian Operations. In accordance with our Australia Partnership agreement, the cash and cash equivalents of our Australian Operations can be used for the following: 1) to make payments in the usual and regular course of business, 2) to pay down debt of the Partnership and 3) to make distributions to the Partners in proportion to their investments.
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
At June 30, 2017, we had long-term debt, including current portion, of $2,432.7 million, which comprised 42.2% of our total capitalization, and $400.2 million of unused borrowing capacity under the Credit Agreement. At December 31, 2016, we had long-term debt, including current portion, totaling $2,359.5 million, which comprised 42.5% of our total capitalization.
During the six months ended June 30, 2017 and 2016, we generated $224.3 million and $162.0 million, respectively, of cash from operating activities. Changes in working capital decreased net cash flows by $15.8 million and $52.0 million for the six months ended June 30, 2017 and 2016, respectively.
During the six months ended June 30, 2017 and 2016, our cash used in investing activities was $175.7 million and $78.1 million, respectively. For the six months ended June 30, 2017, the primary drivers of cash used in investing activities were $105.6 million of net cash paid for acquisitions, including the acquisitions of Pentalver and HOG, and $91.5 million of cash used for capital expenditures, including $7.4 million for new business investments, partially offset by $11.6 million of cash received from grants from outside parties for capital spending. For the six months ended June 30, 2016, primary drivers of cash used in investing activities were $113.3 million of cash used for capital expenditures, including new business investments of $3.4 million, partially offset by $26.0 million in cash received from grants from outside parties for capital spending and $7.7 million of insurance proceeds for the replacement of assets.
During the six months ended June 30, 2017 and 2016, our cash used in financing activities was $0.5 million and $96.0 million, respectively. For the six months ended June 30, 2016, the primary driver of cash used in financing activities resulted from net payments on outstanding debt of $96.5 million.

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
On October 20, 2016, we entered into Amendment No. 2 to the Credit Agreement (Amendment No. 2). Amendment No. 2 permitted, among other things, us to enter into the Australia Partnership transaction and the GRail Transactions (collectively, the Australian Reorganization). As a result of the Australian Reorganization, on December 1, 2016, we paid the balance on the Australian term loan and the $625.0 million revolving credit facility under the Credit Agreement was reallocated and includes flexible sub-limits for revolving loans denominated in United States dollars, British pounds, Canadian dollars and Euros.
During the three months ended June 30, 2017, we made prepayments on our United States term loan of $99.8 million. We also made scheduled quarterly principal payments of $5.2 million on the United States term loan and £2.5 million (or $3.2 million at the exchange rate on the dates the payments were made) on our U.K. term loan.
For additional information regarding our Credit Agreement, see Note 6, Long-Term Debt, to our Consolidated Financial Statements set forth in "Part I Item 1. Financial Statements" of this quarterly report.
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
During the six months ended June 30, 2017, we incurred $89.4 million in aggregate capital expenditures related to current year projects of which we paid $79.0 million in cash and accrued $10.5 million in accounts payable as of June 30, 2017. Of the $11.1 million of grants from outside parties related to these current year projects, we received $3.7 million in cash and we expect to receive an additional $7.4 million, which was included in outstanding grant receivables from outside parties as of June 30, 2017.
The following table sets forth our capital expenditures incurred by segment for the six months ended June 30, 2017 (dollars in thousands):

	Six Months Ended
	June 30, 2017
	North American Operations	Australian Operations	U.K./European Operations	Total
Capital Expenditures:
Track and equipment, self-funded	$59,031	$4,632	$9,249	$72,912
Track and equipment, subject to third-party funding	14,920	—	—	14,920
New business investments	391	—	1,216	1,607
Gross capital expenditures	74,342	4,632	10,465	89,439
Grants from outside parties	(11,087)	—	—	(11,087)
Net capital expenditures	$63,255	$4,632	$10,465	$78,352
Cash of $91.5 million paid for purchases of property and equipment during the six months ended June 30, 2017 consisted of $79.0 million for 2017 capital projects and $12.5 million related to capital expenditures accrued in 2016. Grant proceeds from outside parties during the six months ended June 30, 2017 consisted of $3.7 million for grants related to 2017 capital expenditures and $7.9 million for grants related to our capital expenditures from prior years.

We periodically receive grants for the upgrade and construction of rail lines and the upgrade of locomotives from federal, provincial, state and local agencies and other outside parties in the United States, Canada and Australia. These grants typically reimburse us for 50% to 100% of the actual cost of specific projects.
Recently Issued Accounting Standards
See Note 16, Recently Issued Accounting Standards, to our Consolidated Financial Statements set forth in "Part I Item 1. Financial Statements" of this quarterly report.
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
Our off-balance sheet arrangements as of December 31, 2016 consisted of operating lease obligations, as well as credit/payment guarantees. There were no material changes in our off-balance sheet arrangements during the six months ended June 30, 2017.
Impact of Foreign Currencies on Consolidated Results
The financial statements of our foreign subsidiaries are prepared in the local currency of the respective subsidiary and translated into United States dollars based on the exchange rate at the end of the period for balance sheet items and, for the statement of operations, at the average rate for the period. Currency translation adjustments are reflected within the equity section of the balance sheet and are included in other comprehensive income/(loss). Upon complete or substantially complete liquidation of the underlying investment in the foreign subsidiary, cumulative translation adjustments are recognized in the consolidated statements of operations.
When comparing the effects of average foreign currency exchange rates on operating revenues and operating expenses during the three and six months ended June 30, 2017 with the three and six months ended June 30, 2016, foreign currency translation had a net negative impact on our consolidated operating revenues and a net positive impact on our consolidated operating expenses. Currency effects related to operating revenues and operating expenses are presented within the discussion of these respective items included within this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following tables reflect the exchange rates used to translate the foreign entities respective local currency results into United States dollars as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016:

	June 30, 2017	December 31, 2016
United States dollar per Australian dollar	$0.77	$0.72
United States dollar per British pound	$1.30	$1.23
United States dollar per Canadian dollar	$0.77	$0.74
United States dollar per Euro	$1.14	$1.06

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
United States dollar per Australian dollar	$0.75	$0.75	$0.75	$0.73
United States dollar per British pound	$1.28	$1.44	$1.26	$1.43
United States dollar per Canadian dollar	$0.74	$0.78	$0.75	$0.75
United States dollar per Euro	$1.01	$1.13	$1.08	$1.12

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
During the six months ended June 30, 2017, there were no material changes to the Quantitative and Qualitative Disclosures About Market Risk previously disclosed in our 2016 Annual Report on Form 10-K (see Note 7, Derivative Financial Instruments, to our Consolidated Financial Statements set forth in "Part I Item 1. Financial Statements" of this quarterly report).

ITEM 4.	CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures — We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Consistent with the guidance issued by the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from management's report on internal control over financial reporting in the year following the acquisition, management excluded an assessment of the effectiveness of internal control over financial reporting related to P&W, GRail, Pentalver and HOG, whose total assets as a percentage of Genesee & Wyoming Inc.'s consolidated total assets as of June 30, 2017 and whose total revenues and operating income as a percentage of Genesee & Wyoming Inc.'s consolidated total revenues and consolidated operating income, respectively, for the three months ended June 30, 2017 were as follows:

	June 30, 2017
	P&W	GRail	Pentalver	HOG
Total assets as a % of G&W's total assets	2%	13%	2%	<1%

	Three Months Ended June 30, 2017
	P&W	GRail	Pentalver	HOG
Total revenues as a % of G&W's total revenues	2%	3%	5%	<1%
Operating income as a % of G&W's operating income	2%	8%	2%	<1%
Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, the disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Internal Control Over Financial Reporting — On November 1, 2016, we completed the acquisition of P&W and on December 1, 2016, we completed the acquisition of GRail. On May 3, 2017, we completed the acquisition of Pentalver and on May 31, 2017, we completed the acquisition of HOG. We extended our oversight and monitoring processes that support our internal control over financial reporting, as appropriate, to include P&W's, GRail's, Pentalver's and HOG's financial position, results of operations and cash flow into our consolidated financial statements from the commencement date of each acquisition through June 30, 2017. We are continuing to integrate the acquired operations of these acquisitions into our overall internal control over financial reporting and related processes. Except as disclosed in this paragraph, there were no other changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are also involved in several arbitrations related to contractual disputes that are not covered by insurance. In March 2017, CSX Transportation, Inc. (CSXT) initiated arbitration against several of our subsidiaries associated with freight revenue factors (or divisions) under certain operating agreements associated with leased railroads. CSXT is seeking to reduce certain of our freight revenue factors for the time period after August 21, 2016. We believe we have meritorious defenses against the CSXT claims. In an unrelated matter, on May 3, 2017, the AGR initiated arbitration related to the collection of outstanding liquidated damages under a volume commitment (or take-or-pay) contract with a customer. We believe we will prevail in the collection of the outstanding liquidated damages. Although we expect to attain successful outcomes in each of these matters, arbitration is inherently uncertain and it is possible that an unfavorable ruling could have an adverse effect on our results of operations, financial condition and liquidity.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
There were no unregistered sales of equity securities for the period covered by this Quarterly Report on Form 10-Q.
Issuer Purchases of Equity Securities

Period in 2017	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (2)
April 1 to April 30	310	$65.40	—	$300,000,000
May 1 to May 31	107	$66.43	—	$300,000,000
June 1 to June 30	—	$—	—	$300,000,000
Total	417	$65.66	—	$300,000,000
(1) The 417 shares acquired in the three months ended June 30, 2017 represent common stock acquired by us from our employees who surrendered shares in lieu of cash either to fund their exercise of stock options or to pay taxes on equity awards granted under our Third Amended and Restated 2004 Omnibus Plan.
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

GENESEE & WYOMING INC.

Date:	August 7, 2017	By:	/s/ TIMOTHY J. GALLAGHER
		Name:	Timothy J. Gallagher
		Title:	Chief Financial Officer (Principal Financial Officer)

Date:	August 7, 2017	By:	/s/ CHRISTOPHER F. LIUCCI
		Name:	Christopher F. Liucci
		Title:	Chief Accounting Officer (Principal Accounting Officer)

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

*101
The following financial information from Genesee & Wyoming Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (v) the Notes to Consolidated Financial Statements.

*Exhibit filed or furnished with this Report.