Form 10-Q
period 2017-09-30
GENESEE & WYOMING INC
filed 2017-11-08
CIK 1012620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-Q
________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Shares of common stock outstanding as of the close of business on November 2, 2017:

Class	Number of Shares Outstanding
Class A Common Stock	61,671,666
Class B Common Stock	713,138

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
From time to time, we may use our website as a channel of distribution of material company information. Financial and other material information regarding the Company is routinely posted on and accessible at www.gwrr.com/investors. In addition, you may automatically receive email alerts and other information about us by enrolling your email address in the "Email Alerts" section of www.gwrr.com/investors. The information contained on or connected to our Internet website is not deemed to be incorporated by reference in this Quarterly Report or filed with the Securities and Exchange Commission.
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

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2017 and DECEMBER 31, 2016 (Unaudited)
(dollars in thousands, except per share and share amounts)

	September 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$80,277	$32,319
Accounts receivable, net	415,802	363,923
Materials and supplies	55,368	43,621
Prepaid expenses and other	39,464	45,475
Total current assets	590,911	485,338
PROPERTY AND EQUIPMENT, net	4,628,894	4,503,319
GOODWILL	1,187,189	1,125,596
INTANGIBLE ASSETS, net	1,575,900	1,472,376
DEFERRED INCOME TAX ASSETS, net	3,120	2,671
OTHER ASSETS	43,154	45,658
Total assets	$8,029,168	$7,634,958
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$31,139	$52,538
Accounts payable	254,555	266,867
Accrued expenses	168,168	159,705
Total current liabilities	453,862	479,110
LONG-TERM DEBT, less current portion	2,353,524	2,306,915
DEFERRED INCOME TAX LIABILITIES, net	1,252,499	1,162,221
DEFERRED ITEMS - grants from outside parties	315,113	301,383
OTHER LONG-TERM LIABILITIES	220,491	198,208
COMMITMENTS AND CONTINGENCIES
EQUITY:
Class A Common Stock, $0.01 par value, one vote per share; 180,000,000 shares authorized as of September 30, 2017 and December 31, 2016; 74,512,436 and 74,162,972 shares issued and 61,668,015 and 61,362,665 shares outstanding (net of 12,844,421 and 12,800,307 shares in treasury) as of September 30, 2017 and December 31, 2016, respectively	745	742
Class B Common Stock, $0.01 par value, ten votes per share; 30,000,000 shares authorized as of September 30, 2017 and December 31, 2016; 713,138 and 758,138 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	7	8
Additional paid-in capital	1,674,195	1,651,703
Retained earnings	1,808,298	1,685,813
Accumulated other comprehensive loss	(131,139)	(211,336)
Treasury stock, at cost	(235,623)	(232,348)
Total Genesee & Wyoming Inc. stockholders' equity	3,116,483	2,894,582
Noncontrolling interest	317,196	292,539
Total equity	3,433,679	3,187,121
Total liabilities and equity	$8,029,168	$7,634,958
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 and 2016 (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
OPERATING REVENUES	$576,927	$501,002	$1,636,468	$1,484,993
OPERATING EXPENSES:
Labor and benefits	167,929	156,235	496,128	475,297
Equipment rents	33,291	36,778	100,399	113,634
Purchased services	68,562	50,991	176,358	149,125
Depreciation and amortization	64,222	50,841	186,509	151,095
Diesel fuel used in train operations	34,535	30,134	105,718	83,851
Electricity used in train operations	765	3,226	6,072	9,895
Casualties and insurance	10,624	9,252	33,346	28,814
Materials	30,664	19,678	77,861	62,662
Trackage rights	22,632	22,781	66,652	64,509
Net (gain)/loss on sale and impairment of assets	(315)	(524)	(1,096)	11,993
Restructuring costs	2,628	223	8,744	6,320
Other expenses	29,901	29,536	89,494	91,757
Total operating expenses	465,438	409,151	1,346,185	1,248,952
OPERATING INCOME	111,489	91,851	290,283	236,041
Interest income	463	416	1,271	827
Interest expense	(28,281)	(17,333)	(80,431)	(53,049)
Other income/(loss), net	221	1,494	(289)	2,947
Income before income taxes	83,892	76,428	210,834	186,766
Provision for income taxes	(30,507)	(19,643)	(82,032)	(54,563)
Net income	$53,385	$56,785	$128,802	$132,203
Less: Net income attributable to noncontrolling interest	3,145	—	6,317	—
Net income attributable to Genesee & Wyoming Inc.	$50,240	$56,785	$122,485	$132,203
Basic earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:	$0.82	$0.99	$1.99	$2.31
Weighted average shares - Basic	61,629	57,266	61,518	57,160
Diluted earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:	$0.80	$0.98	$1.96	$2.28
Weighted average shares - Diluted	62,477	58,180	62,399	58,083
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 and 2016 (Unaudited)
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
NET INCOME	$53,385	$56,785	$128,802	$132,203
OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	32,902	5,108	100,054	3,618
Net unrealized gain/(loss) on qualifying cash flow hedges, net of tax (provision)/benefit of ($303), $1,417, ($567) and $12,242, respectively	736	(2,127)	638	(18,364)
Changes in pension and other postretirement benefits, net of tax (provision)/benefit of ($20), ($392), $887 and ($1,376), respectively	38	1,449	(2,149)	4,372
Other comprehensive income/(loss)	33,676	4,430	98,543	(10,374)
COMPREHENSIVE INCOME	$87,061	$61,215	$227,345	$121,829
Less: Comprehensive income attributable to noncontrolling interest	8,500	—	24,663	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO GENESEE & WYOMING INC.	$78,561	$61,215	$202,682	$121,829
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 and 2016 (Unaudited)
(dollars in thousands)

	Nine Months Ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$128,802	$132,203
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	186,509	151,095
Stock-based compensation	13,354	13,835
Deferred income taxes	51,231	25,088
Net (gain)/loss on sale and impairment of assets	(1,096)	11,993
Changes in assets and liabilities which provided/(used) cash, net of effect of acquisitions:
Accounts receivable, net	(18,020)	(10,731)
Materials and supplies	8,998	(2,642)
Prepaid expenses and other	14,257	(1,930)
Accounts payable and accrued expenses	(41,529)	(29,484)
Other assets and liabilities, net	7,883	14,156
Net cash provided by operating activities	350,389	303,583
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(149,105)	(159,523)
Grant proceeds from outside parties	15,998	29,952
Cash paid for acquisitions, net of cash acquired	(107,586)	—
Proceeds from the sale of investment	2,100	—
Insurance proceeds for the replacement of assets	1,406	10,319
Proceeds from disposition of property and equipment	4,238	2,003
Net cash used in investing activities	(232,949)	(117,249)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on revolving line-of-credit, long-term debt and capital lease obligations	(498,925)	(501,087)
Proceeds from revolving line-of-credit and long-term borrowings	418,735	300,495
Proceeds from employee stock purchases	8,003	5,969
Treasury stock purchases	(3,275)	(3,065)
Net cash used in financing activities	(75,462)	(197,688)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	5,980	1,779
INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	47,958	(9,575)
CASH AND CASH EQUIVALENTS, beginning of period	32,319	35,941
CASH AND CASH EQUIVALENTS, end of period	$80,277	$26,366
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:
The interim consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and are unaudited. They do not contain all disclosures which would be required in a full set of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, the unaudited financial statements for the three and nine months ended September 30, 2017 and 2016 are presented on a basis consistent with the audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods presented. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The consolidated balance sheet data for 2016 was derived from the audited financial statements in the Company's 2016 Annual Report on Form 10-K, but does not include all disclosures required by U.S. GAAP.
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
In March 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-09, Compensation—Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based compensation arrangements, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. The Company elected to account for forfeitures as they occur and elected the retrospective transition method in regards to the classification of tax-related cash flows from stock-based payments. The amendment became effective for the Company on January 1, 2017 and did not have a material impact on the consolidated financial statements for the three and nine months ended September 30, 2017.
When comparing the Company's results of operations from one reporting period to another, it is important to consider that the Company has historically experienced fluctuations in revenues and expenses due to acquisitions, changing economic conditions, fluctuations in commodity prices, competitive forces, changes in foreign currency exchange rates, rail network congestion, one-time freight moves, fuel price fluctuations, customer plant expansions and shutdowns, sales of property and equipment, derailments and weather-related conditions, such as hurricanes, cyclones, tornadoes, high winds, droughts, heavy snowfall, unseasonably hot or cold weather, freezing and flooding, among other factors. In periods when these events occur, the Company's results of operations are not easily comparable from one period to another. Finally, certain of the Company's railroads have commodity shipments that are sensitive to general economic conditions, global commodity prices and foreign exchange rates, such as steel products, iron ore, paper products, lumber and forest products and agricultural products, as well as product specific market conditions, such as the availability of lower priced alternative sources of power generation (coal) and energy commodity price differentials (crude oil and natural gas liquids) or congestion at ports (intermodal). Other shipments are relatively less affected by economic conditions and are more closely affected by other factors, such as winter weather (salt) and seasonal rainfall (agricultural products). As a result of these and other factors, the Company's results of operations in any reporting period may not be directly comparable to the Company's results of operations in other reporting periods.
2. CHANGES IN OPERATIONS:
North American Operations
Heart of Georgia Railroad, Inc.: On May 31, 2017, the Company completed the acquisition of all the outstanding shares of Atlantic Western Transportation, Inc., parent company of Heart of Georgia Railroad, Inc. (HOG), for $5.6 million in cash and contingent consideration valued at $5.7 million. The contingent consideration is payable to the sellers upon satisfaction of certain conditions, which the Company expects to be paid in 2021. The results of operations from HOG have been included in the Company's consolidated statement of operations since the acquisition date.

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
Providence and Worcester Railroad Company: On November 1, 2016, the Company completed the acquisition of 100% of the outstanding common stock of Providence and Worcester Railroad Company (P&W) for $25.00 per share, or $126.2 million. The Company funded the acquisition with borrowings under the Company's Second Amended and Restated Senior Secured Syndicated Credit Facility Agreement, as amended (the Credit Agreement). The results of operations from P&W have been included in the Company's consolidated statement of operations since the acquisition date. The Company incurred $3.1 million of integration costs associated with P&W during the nine months ended September 30, 2017, of which $2.7 million was included within labor and benefits expense primarily for severance costs and $0.4 million was included within other expenses in the Company's consolidated statement of operations.
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

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Australian Operations
Glencore Rail (NSW) Pty Limited: On December 1, 2016, a subsidiary of the Company completed the acquisition of Glencore Rail (NSW) Pty Limited (GRail) for A$1.14 billion (or approximately $844.9 million at an exchange rate of $0.74 for one Australian dollar) and concurrently issued a 48.9% equity stake in G&W Australia Holdings LP (GWAHLP) (collectively, the Australia Partnership), which is the holding entity for all of the Company’s Australian businesses, including GRail, to Macquarie Infrastructure and Real Assets (MIRA), a large infrastructure investment firm. The Company, through wholly-owned subsidiaries, retained a 51.1% ownership in GWAHLP. As the Company maintained control of its Australian Operations, it continues to consolidate 100% of the Company's Australian Operations in its financial statements and reports a noncontrolling interest for MIRA’s 48.9% equity ownership. The acquisition of GRail was funded through a combination of third-party debt and contributions from the Company and MIRA in the form of equity and partner loans.
The Company and MIRA contributed a combined A$1.3 billion in the form of cash, partner loans and contributed equity, and the Company's recently established subsidiary, GWI Acquisitions Pty Ltd (GWIA), entered into a five-year A$690 million senior secured term loan facility that is non-recourse to the Company and to MIRA. The proceeds were used to acquire GRail for A$1.14 billion, repay Genesee & Wyoming Australia’s (GWA) existing A$250 million term loan (under the Company’s Credit Agreement) and pay A$19.8 million in debt issuance costs and A$13.2 million of acquisition-related costs (collectively the GRail Transactions). The foreign exchange rate used to translate the transaction amounts to United States dollars (USD) was $0.74 for one Australian dollar (AUD).
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
The Company paid GC, the seller of GRail, A$1.14 billion in cash at closing and received A$3.8 million (or $2.9 million at the exchange rate on the date the cash was received) from the seller for the final working capital adjustment during the three months ended March 31, 2017. The Company accounted for the acquisition as a business combination using the acquisition method of accounting under U.S. GAAP. The acquired assets and liabilities of GRail were recorded at their acquisition-date fair values and were consolidated with those of the Company as of the acquisition date. The foreign exchange rate used to translate the balance sheet to United States dollars was $0.74 for one Australian dollar, the exchange rate on December 1, 2016. The results of operations from GRail have been included in the Company's consolidated statement of operations since the December 1, 2016 acquisition date.
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
Pro Forma Financial Results (Unaudited)
The following table summarizes the Company's unaudited pro forma operating results for the nine months ended September 30, 2016 as if the GRail Transactions had been consummated as of January 1, 2015. As such, these results include pro forma results from the GRail Transactions for the period from January 1, 2016 through September 30, 2016. The following pro forma financial information does not include the impact of any costs to integrate the operations or the impact of derivative instruments that the Company has entered into or may enter into to mitigate foreign currency or interest rate risk (dollars in thousands, except per share amounts):

Nine Months Ended
September 30, 2016
Operating revenues	$1,526,122
Net income attributable to Genesee & Wyoming Inc.	$122,779
Basic earnings per common share	$2.15
Diluted earnings per common share	$2.11
The unaudited pro forma operating results included the acquisition of GRail adjusted, net of tax, for depreciation and amortization expense resulting from the determination of fair values of the acquired property and equipment and amortizable intangible asset, the inclusion of interest expense related to borrowings used to fund the acquisition, the amortization of debt issuance costs related to the Australian Credit Agreement, noncontrolling interest related to MIRA's 48.9% ownership and the elimination of Australia's interest expense related to debt under the Credit Agreement. Prior to the GRail acquisition, the Company's Australian subsidiary, Freightliner Australia Pty Ltd (FLA), provided rail operator services to GRail, which has been eliminated in the pro forma financial results. Since the pro forma operating results assume the acquisition was consummated on January 1, 2015, the unaudited pro forma operating results for the nine months ended September 30, 2016 excluded $4.6 million ($4.4 million, net of tax) of costs incurred by the Company related to the GRail Transactions.
The unaudited pro forma operating results for the nine months ended September 30, 2016 were based on the Company's consolidated statement of operations and GRail's historical operating results for the nine months ended September 30, 2016. The foreign exchange rate used to translate GRail's 2016 historical operating results to United States dollars was $0.74 for one Australian dollar (which was calculated based on the weighted average monthly exchange rates for the first nine months of 2016).
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

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On August 31, 2017, Arrium was sold to GFG Alliance. The steel making business was rebranded as Liberty OneSteel and the mining business was rebranded as SIMEC Mining. GWA continues to provide service and receive payments under the remaining rail haulage agreement. Pursuant to the rail haulage agreement, GWA serves several iron ore mines in the Middleback Range and the Whyalla steelworks operations, which the Company expects will represent A$40 million (or approximately $32 million at the exchange rate on September 30, 2017) of annual revenue, prospectively.
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
Headquartered in Southampton, U.K., Pentalver operates off-dock container terminals (most under long-term lease) strategically placed at each of the four major seaports of Felixstowe, Southampton, London Gateway and Tilbury, as well as an inland terminal located at Cannock, in the Midlands, near many of the nation’s largest distribution centers. In addition to providing storage for loaded and empty containers on over 100 acres of land, Pentalver also operates a trucking haulage service with more than 150 trucks, primarily providing daily service between the seaports of Felixstowe and Southampton and its inland terminal at Cannock. Pentalver also provides services related to container maintenance and repair (including refrigerated containers) and is one of the largest sellers of new and used containers in the U.K.
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
The results of operations from Pentalver have been included in the Company's consolidated statement of operations since the May 3, 2017, acquisition date within the Company's U.K./European Operations segment. Pentalver contributed $64.7 million of total revenues and $3.1 million of operating income, which included $2.1 million of depreciation and amortization expense, to the Company's consolidated results since the acquisition date. The Company incurred $3.7 million of acquisition and integration costs related to Pentalver during the nine months ended September 30, 2017, of which $3.6 million was included within other expenses and $0.1 million was included in labor and benefits expense in the Company's consolidated statement of operations.
The Company accounted for the acquisition as a business combination using the acquisition method of accounting under U.S. GAAP. The acquired assets and liabilities of Pentalver were recorded at their preliminary acquisition-date fair values and were consolidated with those of the Company as of the acquisition date. The preliminary acquisition date fair values are subject to further adjustment for the final determination of the fair values of the acquired assets and liabilities. The foreign exchange rate used to translate the balance sheet to United States dollars was $1.29 for one British pound.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The preliminary acquisition date fair values were assigned to the acquired net assets as follows (amounts in thousands):

	GBP	USD
Cash and cash equivalents	£20,224	$26,117
Accounts receivable	16,847	21,756
Materials and supplies	13,360	17,253
Prepaid expenses and other	3,238	4,182
Property and equipment	22,403	28,931
Goodwill	9,368	12,098
Intangible assets	41,000	52,947
Total assets	126,440	163,284
Accounts payable and accrued expenses	21,214	27,396
Deferred income tax liabilities, net	6,876	8,880
Deferred items-grants from outside parties	601	776
Net assets	£97,749	$126,232
The $52.9 million of intangible assets relate to amortizable operational rights with contractual terms spanning up to 50 years and a weighted average amortization period of 33 years. The $12.1 million of goodwill will not be deductible for tax purposes.
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
Despite a significant and focused effort by the Company, the performance of ERS reached unsustainable levels during 2016 and a restructuring plan was initiated. In conjunction with that plan, in 2017, the Company ceased all "open" train services from the port of Rotterdam, closed the ERS offices in Rotterdam and Frankfurt and the ERS customer services function in Warsaw. The Company is in the process of redistributing ERS’s leased locomotives and railcars, which have lease termination dates ranging from 2017 to 2019. These steps will enable the Company to focus on the deep sea intermodal sector. The Company's subsidiary, Rotterdam Rail Feeding B.V., will continue its existing services and not be affected by the restructuring of ERS.
As a result of the ERS restructuring plan, the Company recorded impairment and related charges of $21.5 million in December 2016. These charges primarily included $14.5 million for an impairment of goodwill and $4.1 million for an impairment of a customer-related intangible asset, which were both recorded to net (gain)/loss on sale and impairment of assets within operating expenses, which represented the entire carrying value of these assets. For the nine months ended September 30, 2017, the Company recorded $5.2 million of restructuring costs related to ERS, primarily for severance costs and costs associated with surplus locomotive and railcar leases.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. EARNINGS PER COMMON SHARE:
The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator:
Net income attributable to Genesee & Wyoming Inc.	$50,240	$56,785	$122,485	$132,203
Denominators:
Weighted average Class A common shares outstanding – Basic	61,629	57,266	61,518	57,160
Weighted average Class B common shares outstanding	723	793	743	793
Dilutive effect of employee stock-based awards	125	121	138	130
Weighted average shares – Diluted	62,477	58,180	62,399	58,083

Earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:
Basic earnings per common share	$0.82	$0.99	$1.99	$2.31
Diluted earnings per common share	$0.80	$0.98	$1.96	$2.28
The Company's weighted average basic shares outstanding for the three and nine months ended September 30, 2017 included 4,000,000 shares as a result of the Company's public offering of Class A Common Stock on December 13, 2016.
The following total number of shares of Class A Common Stock issuable under the assumed exercise of stock-based awards computed based on the treasury stock method were excluded from the calculation of diluted earnings per common share, as the effect of including these shares would have been antidilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Antidilutive shares	1,245	1,174	1,302	1,292
4. ACCOUNTS RECEIVABLE:
Accounts receivable consisted of the following as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017	December 31, 2016
Accounts receivable – trade	$407,305	$353,347
Accounts receivable – grants from outside parties	12,178	10,652
Accounts receivable – insurance and other third-party claims	9,302	11,994
Total accounts receivable	428,785	375,993
Less: Allowance for doubtful accounts	(12,983)	(12,070)
Accounts receivable, net	$415,802	$363,923
The Company's trade accounts receivable balance as of September 30, 2017 included $27.3 million from the newly acquired Pentalver business. See Note 2, Changes in Operations, for additional information regarding the Pentalver acquisition.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Grants from Outside Parties
The Company periodically receives grants for the upgrade and construction of rail lines and the upgrade of locomotives from federal, provincial, state and local agencies in the United States and provinces in Canada in which the Company operates. These grants typically reimburse the Company for 50% to 100% of the actual cost of specific projects. In total, the Company received grant proceeds of $16.0 million and $30.0 million for the nine months ended September 30, 2017 and 2016, respectively, from such grant programs. The proceeds were presented as cash inflows from investing activities within each of the applicable periods.
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
The following table sets forth the offset to depreciation expense from the amortization of deferred grants recorded by the Company during the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Amortization of deferred grants	$2,978	$4,652	$9,287	$10,513
Insurance and Third-Party Claims
Accounts receivable from insurance and other third-party claims as of September 30, 2017 included $4.5 million from the Company's North American Operations, $4.4 million from the Company's U.K./European Operations and $0.4 million from the Company's Australian Operations. The balance from the Company's North American Operations resulted predominately from the Company's anticipated insurance recoveries associated with a 2015 trestle fire in the United States and derailments in Canada. The balance from the Company's U.K./European Operations resulted primarily from the Company's anticipated insurance recoveries associated with a pre-acquisition rail-related collision in Germany in 2014. The Company received proceeds from insurance totaling $1.4 million and $10.3 million for the nine months ended September 30, 2017 and 2016, respectively.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. GOODWILL:
The changes in the carrying amount of goodwill for the nine months ended September 30, 2017 and for the year ended December 31, 2016 were as follows (dollars in thousands):

	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Balance as of January 1, 2017:
Goodwill, gross	$632,937	$339,865	$167,276	$1,140,078
Accumulated impairment losses	—	—	(14,482)	(14,482)
Goodwill	$632,937	$339,865	$152,794	$1,125,596
Changes during the period:
Goodwill acquired	4,083	—	11,849	15,932
Acquisition accounting adjustments	42	—	—	42
Currency translation adjustment	1,690	28,772	15,157	45,619
Balance as of September 30, 2017:
Goodwill, gross	$638,752	$368,637	$194,282	$1,201,671
Accumulated impairment losses	—	—	(14,482)	(14,482)
Goodwill	$638,752	$368,637	$179,800	$1,187,189

	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Balance as of January 1, 2016	$605,234	$39,312	$182,029	$826,575
Changes during the period:
Goodwill acquired	26,969	308,267	—	335,236
Acquisition accounting adjustments	176	168	9,736	10,080
Goodwill impairment	—	—	(14,482)	(14,482)
Currency translation adjustment	558	(7,882)	(24,489)	(31,813)
Balance as of December 31, 2016:
Goodwill, gross	$632,937	$339,865	$167,276	$1,140,078
Accumulated impairment losses	—	—	(14,482)	(14,482)
Goodwill	$632,937	$339,865	$152,794	$1,125,596
The acquired goodwill for the nine months ended September 30, 2017 was related to the acquisitions of Pentalver in our U.K./European Operations segment and HOG in our North American Operations segment. The acquired goodwill for the year ended December 31, 2016 was related to the acquisitions of P&W in our North American Operations segment and GRail in our Australian Operations segment. See Note 2, Changes in Operations, for additional information regarding the P&W, GRail, Pentalver and HOG acquisitions.
The goodwill impairment recorded for the year ended December 31, 2016 resulted from the write-off of goodwill ascribed to the Company's ERS business within its U.K./European Operations segment. See Note 2, Changes in Operations, for additional information regarding ERS.
6. LONG-TERM DEBT:
Credit Agreement
The Company made scheduled quarterly principal payments under its Credit Agreement of $5.2 million on its United States term loan and £3.8 million (or $4.9 million at the exchange rate on the dates the payments were made) on its U.K. term loan during the nine months ended September 30, 2017. During the nine months ended September 30, 2017, the Company also made prepayments on its United States term loan of $159.8 million. Since the Company applied all of its prepayments on the term loan to its quarterly installments, the Company's remaining principal balance of $1.3 billion will be due at maturity on March 31, 2020.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The British pound-denominated term loans began to amortize in quarterly installments during the three months ended September 30, 2016, with the remaining principal balance payable upon maturity, as set forth below (amounts in thousands):

	Quarterly Payment Date	Principal Amount Due on Each Payment Date
British pound:	December 31, 2017 through June 30, 2018	£1,271
	September 30, 2018 through December 31, 2019	£2,542
	Maturity date - March 31, 2020	£75,532
As of September 30, 2017, the Company had the following outstanding term loans under its Credit Agreement (amounts in thousands, except percentages):

	Local Currency	United States Dollar Equivalent	Interest Rate
United States dollar	$1,263,000	$1,263,000	2.99%
British pound	£94,597	$126,694	2.00%
The Company's availability to draw from the unused borrowing capacity is subject to covenant limitations. As of September 30, 2017, the Company had the following unused borrowing capacity under its revolving credit facility (dollars in thousands):

2017
Total available borrowing capacity	$625,000
Outstanding revolving loans	$225,960
Outstanding letter of credit guarantees	$2,747
Unused borrowing capacity	$396,293
As of September 30, 2017, the Company had the following outstanding revolving loans under its revolving credit facility (amounts in thousands, except percentages):

	Local Currency		United States Dollar Equivalent	Interest Rate
British pound (swingline loan)		£5,500	$7,366	1.97%
British pound		£134,000	$179,466	2.00%
Canadian dollar	C$	7,000	$5,608	3.07%
Euro		€28,400	$33,520	1.75%
As of September 30, 2017, the Company was in compliance with the covenants under the Credit Agreement, as amended.
7. DERIVATIVE FINANCIAL INSTRUMENTS:
The Company actively monitors its exposure to interest rate and foreign currency exchange rate risks and uses derivative financial instruments to manage the impact of these risks. The Company uses derivatives only for purposes of managing risk associated with underlying exposures. The Company does not trade or use derivative instruments with the objective of earning financial gains on the interest rate or exchange rate fluctuations alone, nor does the Company use derivative instruments where it does not have underlying exposures. Complex instruments involving leverage or multipliers are not used. The Company manages its hedging position and monitors the credit ratings of counterparties and does not anticipate losses due to counterparty nonperformance. Management believes its use of derivative instruments to manage risk is in the Company's best interest. However, the Company's use of derivative financial instruments may result in short-term gains or losses and increased earnings volatility. The Company's instruments are recorded in the consolidated balance sheets at fair value in prepaid expenses and other, other assets, accrued expenses or other long-term liabilities.

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
The fair values of the Company's interest rate swap agreements were estimated based on Level 2 inputs. The Company's effectiveness testing during the three and nine months ended September 30, 2017 and 2016 resulted in no amount of gain or loss reclassified from accumulated other comprehensive loss into earnings due to ineffectiveness. During the three and nine months ended September 30, 2017, $0.6 million and $1.5 million, respectively, of existing net losses were realized and recorded as interest expense in the consolidated statements of operations. During the three and nine months ended September 30, 2016, $0.4 million and $1.1 million, respectively, of existing net losses were realized and recorded as interest expense in the consolidated statements of operations. Based on the Company's fair value assumptions as of September 30, 2017, it expects to realize $2.0 million of existing net losses that are reported in accumulated other comprehensive loss into earnings within the next 12 months. See Note 12, Accumulated Other Comprehensive Loss, for additional information regarding the Company's cash flow hedges.
Foreign Currency Exchange Rate Risk
As of September 30, 2017, the Company's foreign subsidiaries had $1.1 billion of third-party debt, including capital leases, denominated in the local currencies in which the Company's foreign subsidiaries operate, including the Australian dollar, the British pound, the Canadian dollar and the Euro. The debt service obligations associated with this foreign currency debt are generally funded directly from those foreign operations. As a result, foreign currency risk related to this portion of the Company's debt service payments is limited. However, in the event the foreign currency debt service is not paid by the Company's foreign subsidiaries and is paid by its United States subsidiaries, the Company may face exchange rate risk if the Australian dollar, the British pound, the Canadian dollar or the Euro were to appreciate relative to the United States dollar and require higher United States dollar equivalent cash.
The Company is also exposed to foreign currency exchange rate risk, including non-functional currency intercompany debt, typically associated with acquisitions and any timing difference between announcement and closing of an acquisition of a foreign business. To mitigate currency exposures of non-United States dollar-denominated acquisitions, the Company may enter into foreign currency forward purchase contracts. To mitigate currency exposures related to non-functional currency denominated intercompany debt, cross-currency swaps or foreign currency forward contracts may be entered into for periods consistent with the underlying debt. In determining the fair value of the derivative contract, the significant inputs to valuation models are quoted market prices of similar instruments in active markets. However, cross-currency swap contracts and foreign currency forward contracts used to mitigate exposures on foreign currency intercompany debt may not qualify for hedge accounting. In cases where the cross-currency swap contracts and foreign currency forward contracts do not qualify for hedge accounting, the Company believes that such instruments are closely correlated with the underlying exposure, thus reducing the associated risk. The gains or losses from changes in the fair value of derivative instruments that do not qualify for hedge accounting are recognized in current period earnings within other income/(loss), net.
On March 25, 2015, the Company closed on the Freightliner acquisition and paid cash consideration of £492.1 million (or $733.0 million at the exchange rate on March 25, 2015). The Company financed the acquisition through a combination of available cash and borrowings under the Company's Credit Agreement. A portion of the funds were transferred from the United States to the U.K. through an intercompany loan with a notional amount of £120.0 million (or $181.0 million at the exchange rate on the effective date of the loan) and accrued interest as of September 30, 2017 of £19.6 million (or $26.2 million at the exchange rate on September 30, 2017), each of which are expected to remain until maturity of the loan. To mitigate the foreign currency exchange rate risk related to this non-functional currency intercompany loan and the related interest, the Company entered into British pound forward contracts, which are accounted for as cash flow hedges.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The fair values of the Company's British pound forward contracts were estimated based on Level 2 inputs. The Company's effectiveness testing during the three and nine months ended September 30, 2017 and 2016 resulted in no amount of gain or loss reclassified from accumulated other comprehensive loss into earnings due to ineffectiveness. During the three and nine months ended September 30, 2017, $0.1 million and $0.4 million, respectively, of net gains were recorded as interest income in the consolidated statements of operations. During the three and nine months ended September 30, 2016, $0.3 million and $0.5 million, respectively, of net gains were recorded as interest income in the consolidated statements of operations. Based on the Company's fair value assumptions as of September 30, 2017, it expects to realize $0.6 million of existing net gains that are reported in accumulated other comprehensive loss into earnings within the next 12 months. See Note 12, Accumulated Other Comprehensive Loss, for additional information regarding the Company's cash flow hedges.
The following table summarizes the Company's outstanding British pound forward contracts (British pounds in thousands):

Effective Date	Settlement Date	Notional Amount	Exchange Rate
3/25/2015	3/31/2020	£60,000	1.51
3/25/2015	3/31/2020	£60,000	1.50
6/30/2015	3/31/2020	£2,035	1.57
9/30/2015	3/31/2020	£1,846	1.51
12/31/2015	3/31/2020	£1,873	1.48
3/31/2016	3/31/2020	£1,881	1.45
6/30/2016	3/31/2020	£1,909	1.35
9/30/2016	3/31/2020	£1,959	1.33
12/30/2016	3/31/2020	£1,989	1.28
3/31/2017	3/31/2020	£1,975	1.30
6/30/2017	3/31/2020	£2,026	1.34
10/2/2017	3/31/2020	£2,079	1.36
On December 1, 2016, GWAHLP and the Company's subsidiary, GWI Holding B.V. (GWBV), entered into an A$248.9 million non-recourse subordinated partner loan agreement (GRail Intercompany Loan), which is eliminated in consolidation. GWBV used the proceeds from this loan to fund a portion of the acquisition of GRail. To mitigate the foreign currency exchange rate risk related to the non-functional currency intercompany loan, the Company entered into two Euro/Australian dollar floating-to-floating cross-currency swap agreements (the Swaps) on December 22, 2016, which effectively convert the A$248.9 million intercompany loan receivable in the Netherlands into a €171.7 million loan receivable. These agreements do not qualify as hedges for accounting purposes and, accordingly, mark-to-market changes in the fair value of the Swaps relative to the underlying GRail Intercompany Loan will be recorded over the life of the agreements, which expire on June 30, 2019. The first swap requires the Company to pay Australian dollar BBR plus 4.50% based on a notional amount of A$123.9 million and allows the Company to receive EURIBOR plus 2.68% based on a notional amount of €85.5 million on a semi-annual basis. EURIBOR is the Euro Interbank Offered Rate, which the Company believes is generally considered the Euro equivalent to LIBOR. The second swap requires the Company to pay Australian dollar BBR plus 4.50% based on a notional amount of A$125.0 million and allows the Company to receive EURIBOR plus 2.90% based on a notional amount of €86.3 million on a semi-annual basis. The Swaps require semi-annual net settlement payments beginning on December 31, 2017. The Company realized a net expense of $1.9 million within interest expense for the three and nine months ended September 30, 2017, associated with the Swaps. As a result of the mark-to-market impact of the GRail Intercompany Loan compared to the mark-to-market of the Swaps, the Company realized a net expense of $0.8 million and $4.5 million within other (loss)/income, net for the three and nine months ended September 30, 2017, respectively. Over the life of the Swaps, the Company expects the cumulative impact of net gains and losses from the mark-to-market of the GRail Intercompany Loan and Swaps to be approximately zero.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the fair value of the Company's derivative instruments recorded in the consolidated balance sheets as of September 30, 2017 and December 31, 2016 (dollars in thousands):

		Fair Value
	Balance Sheet Location	September 30, 2017	December 31, 2016
Asset Derivatives:
Derivatives designated as hedges:
British pound forward contracts	Other assets	$16,017	$26,359
Total derivatives designated as hedges		$16,017	$26,359
Derivatives not designated as hedges:
Cross-currency swap contract	Prepaid expenses and other	$1,259	$174
Cross-currency swap contract	Other assets	944	506
Total derivatives not designated as hedges		$2,203	$680

Liability Derivatives:
Derivatives designated as hedges:
Interest rate swap agreements	Accrued expenses	$2,005	$1,747
Interest rate swap agreements	Other long-term liabilities	15,425	13,411
British pound forward contracts	Other long-term liabilities	568	17
Total derivatives designated as hedges		$17,998	$15,175
The change in the British pound forward contracts was primarily driven by the change in the foreign currency exchange rates during the period.
The following table shows the effect of the Company's derivative instruments designated as cash flow hedges for the three and nine months ended September 30, 2017 and 2016 in other comprehensive income (OCI) (dollars in thousands):

	Total Cash Flow Hedge OCI Activity, Net of Tax
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Derivatives Designated as Cash Flow Hedges:
Effective portion of net changes in fair value recognized in OCI, net of tax:
Interest rate swap agreements	$388	$(1,414)	$(1,382)	$(15,780)
British pound forward contracts, net (a)	348	(713)	2,020	(2,584)
	$736	$(2,127)	$638	$(18,364)

(a)
The three and nine months ended September 30, 2017 represents a net gain of $3.2 million and $8.6 million, respectively, for the mark-to-market of the U.K. intercompany loan, partially offset by a net loss of $2.8 million and $6.6 million, respectively, for the mark-to-market of the British pound forward contracts. The three and nine months ended September 30, 2016 represents a net loss of $2.3 million and $13.7 million, respectively, for the mark-to-market of the U.K. intercompany loan, partially offset by a net gain of $1.6 million and $11.1 million, respectively, for the mark-to-market of the British pound forward contracts.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table shows the effect of the Company's derivative instruments not designated as hedges for the three and nine months ended September 30, 2017 and 2016 in the consolidated statements of operations (dollars in thousands):

		Amount Recognized in Earnings
		Three Months Ended		Nine Months Ended
	Location of Amount Recognized in Earnings	September 30,		September 30,
		2017	2016	2017	2016
Derivative Instruments Not Designated as Hedges:
Cross-currency swap agreements	Interest expense	$(1,887)	$—	$(1,887)	$—
Cross-currency swap agreements, net (a)	Other income/(loss), net	(842)	—	(4,510)	—
		$(2,729)	$—	$(6,397)	$—

(a)
The three months ended September 30, 2017 represents a net gain of $1.7 million for the mark-to-market of the Swaps, partially offset by a net loss of $2.5 million for the mark-to-market of the GRail Intercompany Loan. The nine months ended September 30, 2017 represents a net gain of $2.0 million for the mark-to-market of the Swaps and a net loss of $6.5 million for the mark-to-market of the GRail Intercompany Loan.

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

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the Company's financial instruments carried at fair value using Level 2 inputs as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017	December 31, 2016
Financial instruments carried at fair value using Level 2 inputs:
Financial assets carried at fair value:
British pound forward contracts	$16,017	$26,359
Cross-currency swap contracts	2,203	680
Total financial assets carried at fair value	$18,220	$27,039
Financial liabilities carried at fair value:
Interest rate swap agreements	$17,430	$15,158
British pound forward contracts	568	17
Total financial liabilities carried at fair value	$17,998	$15,175
The following table presents the Company's financial instruments carried at fair value using Level 3 inputs as of September 30, 2017 and December 31, 2016 (amounts in thousands):

	September 30, 2017		December 31, 2016
	Local Currency	United States Dollar Equivalent	Local Currency	United States Dollar Equivalent
Financial instrument carried at fair value using Level 3 inputs:
Financial liabilities carried at fair value:
Accrued deferred consideration - Freightliner	£27,755	$37,172	£25,882	$31,933
Accrued deferred consideration - HOG	$5,842	$5,842	$—	$—
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
The Company's contingent liabilities are adjusted each period to represent the fair value of the deferred consideration as of the balance sheet date. To do so, the Company recalculates the estimated fair value of the deferred consideration in each reporting period until it is paid in full by using a contractual formula designed to estimate the economic value of the Management Shareholders' retained interest in a manner consistent with that used to derive the Freightliner acquisition price per share on the acquisition date. In addition, the Company recalculates the HOG's deferred consideration based on the contractual formula as defined in the stock purchase agreement. These calculations effectively represent the present value of the expected payment to be made upon settlement of the deferred consideration. Accordingly, such recalculations will reflect both the impact of the time value of money and the impact of changes in the expected future performance of the acquired business, as applicable. The Company expects to recognize future changes in the contingent liabilities for the estimated fair value of the deferred consideration through other expenses within the Company's consolidated statement of operations. These future changes in the estimated fair value of the deferred consideration are not expected to be deductible for tax purposes.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the amounts recognized, through other expenses, within the Company's consolidated statements of operations during the three and nine months ended September 30, 2017 and 2016 as a result of the change in the estimated fair value of the deferred consideration, which primarily represented the time value of money (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Freightliner	$859	$933	$2,405	$2,015
HOG	$126	$—	$166	$—
The following table presents the carrying value and fair value using Level 2 inputs of the Company's financial instruments carried at historical cost as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities carried at historical cost:
United States term loan	$1,253,776	$1,259,935	$1,415,873	$1,422,512
U.K. term loan	124,859	127,114	121,149	121,594
Australian Credit Agreement	517,696	534,317	484,703	501,909
Partner Loan Agreement	186,729	187,999	172,154	171,435
Revolving credit facility	222,093	227,103	74,297	81,192
Other debt	2,900	2,918	4,882	4,889
Total	$2,308,053	$2,339,386	$2,273,058	$2,303,531
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
The following tables summarize the components of the Pension Program related to the net benefit costs recognized in labor and benefits in the Company's consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016 (amounts in thousands):

	Three Months Ended September 30,
	2017		2016
	GBP	USD	GBP	USD
Service cost	£2,988	$3,909	£2,394	$3,143
Interest cost	1,978	2,588	2,227	2,923
Expected return on plan assets	(3,307)	(4,327)	(2,846)	(3,737)
Net periodic benefit cost	£1,659	$2,170	£1,775	$2,329

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Nine Months Ended September 30,
	2017		2016
	GBP	USD	GBP	USD
Service cost	£8,964	$11,434	£7,182	$10,006
Interest cost	5,934	7,569	6,681	9,308
Expected return on plan assets	(9,921)	(12,655)	(8,538)	(11,896)
Net periodic benefit cost	£4,977	$6,348	£5,325	$7,418
During the nine months ended September 30, 2017, the Company contributed £4.5 million (or $6.0 million at the September 30, 2017 exchange rate) to fund the Pension Program. The Company expects to contribute £2.6 million (or $3.5 million at the September 30, 2017 exchange rate) to the Pension Program for the remainder of 2017. The Pension Program's assets may undergo significant changes over time as a result of market conditions, and its assets and liabilities are formally valued on an independent actuarial basis every three years to assess the adequacy of funding levels. A key element of the valuation process is an assessment of the creditworthiness of the participating employer. This valuation process is currently underway for the three year period that ended December 31, 2016. In the event that the Pension Program's projected assets and liabilities reveal additional funding requirements, the shared cost arrangement generally means that the Company will be required to pay 60% of any additional contributions, with active members contributing the remaining 40%, in each case over an agreed recovery period. If the Pension Program was to be terminated and wound up, any deficit would fall entirely on the Company and could not be shared with active members. Currently, the Company has no intention of terminating the Pension Program.
10. INCOME TAXES:
The Company's effective income tax rate for the three months ended September 30, 2017 was 36.4%, compared with 25.7% for the three months ended September 30, 2016. The Company's effective income tax rate for the nine months ended September 30, 2017 was 38.9%, compared with 29.2% for the nine months ended September 30, 2016. The higher effective income tax rate for the three and nine months ended September 30, 2017 was primarily driven by an income tax benefit of $7.8 million and $21.4 million recorded in the three and nine months ended September 30, 2016, respectively, associated with the now expired United States Short Line Tax Credit. The three and nine months ended September 30, 2017 also included the recognition of $3.3 million of previously unrecognized tax benefits resulting from the lapse of the statute of limitations on acquired liabilities for uncertain tax positions and tax provisions of $1.4 million and $1.3 million, respectively, related to enacted state income tax rate changes.
The Company's provision for income taxes for the three and nine months ended September 30, 2016 included a $4.3 million income tax benefit as a result of the Company remeasuring its deferred income tax assets and liabilities in the U.K. based on the enacted change to the corporate income tax rate by the U.K. government that will apply when the temporary differences are expected to be realized or settled. The Company's provision for income taxes for the nine months ended September 30, 2016 included the recording of a valuation allowance of A$2.6 million (or $2.0 million at the average exchange rate in March of 2016) associated with the impairment of GWA's now idle rolling-stock maintenance facility that was formerly used in connection with the Southern Iron rail haulage agreement with Arrium (see Note 2, Changes in Operations).
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
The Company is also involved in several arbitrations related to contractual disputes that are not covered by insurance. In March 2017, CSX Transportation, Inc. (CSXT) initiated arbitration against several of the Company’s subsidiaries associated with freight revenue factors (or divisions) under certain operating agreements associated with leased railroads. CSXT is seeking to reduce certain of the Company's freight revenue factors for the time period after August 21, 2016. The Company believes it has meritorious defenses against the CSXT claims. In an unrelated matter, on May 3, 2017, the AGR initiated arbitration related to the collection of approximately $13 million of outstanding liquidated damages under a volume commitment (or take-or-pay) contract with a customer. The Company believes it will prevail in the collection of the outstanding liquidated damages. Although the Company expects to attain successful outcomes in each of these matters, arbitration is inherently uncertain and it is possible that an unfavorable ruling could have an adverse effect on the Company's results of operations, financial condition and liquidity.
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

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

12. ACCUMULATED OTHER COMPREHENSIVE LOSS:
The following tables set forth the components of accumulated other comprehensive loss attributable to Genesee & Wyoming Inc. included in the consolidated balance sheets and consolidated statements of comprehensive income (dollars in thousands):

	Foreign Currency Translation Adjustment	Defined Benefit Plans		Net Unrealized Gain/(Loss) on Cash Flow Hedges		Accumulated Other Comprehensive Loss
Balance, December 31, 2016	$(177,662)	$(19,948)		$(13,726)		$(211,336)
Other comprehensive income/(loss) before reclassifications	81,412	(2,262)		(7,003)		72,147
Amounts reclassified from accumulated other comprehensive loss, net of tax (provision) of ($60) and ($5,347), respectively	—	113	(a)	7,937	(b)	8,050
Current period change	81,412	(2,149)		934		80,197
Balance, September 30, 2017	$(96,250)	$(22,097)		$(12,792)		$(131,139)

	Foreign Currency Translation Adjustment	Defined Benefit Plans		Net Unrealized Gain/(Loss) on Cash Flow Hedges		Accumulated Other Comprehensive Loss
Balance, December 31, 2015	$(156,146)	$11,005		$(8,316)		$(153,457)
Other comprehensive income/(loss) before reclassifications	3,618	4,305		(4,349)		3,574
Amounts reclassified from accumulated other comprehensive loss, net of tax (provision)/benefit of ($37) and $9,343 respectively	—	67	(a)	(14,015)	(b)	(13,948)
Current period change	3,618	4,372		(18,364)		(10,374)
Balance, September 30, 2016	$(152,528)	$15,377		$(26,680)		$(163,831)

(a)	Existing net gains realized were recorded in labor and benefits on the consolidated statements of operations.

(b)	Existing net gains/(losses) realized were recorded in interest expense on the consolidated statements of operations (see Note 7, Derivative Financial Instruments).
Comprehensive Income Attributable to Noncontrolling Interest
As discussed in Note 2, Changes in Operations, the Company began presenting noncontrolling interest as a result of the GRail transaction on December 1, 2016. The following table sets forth comprehensive income attributable to noncontrolling interest for the three and nine months ended September 30, 2017 (dollars in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2017
Net income attributable to noncontrolling interest	$3,145	$6,317
Other comprehensive income/(loss):
Foreign currency translation adjustment	4,972	18,642
Net unrealized gain/(loss) on qualifying cash flow hedges, net of tax (provision)/benefit of ($164) and $127, respectively	383	(296)
Comprehensive income attributable to noncontrolling interest	$8,500	$24,663

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

13. STOCKHOLDERS' EQUITY:
The following table reconciles the beginning and end of the period equity balance attributable to Genesee & Wyoming Inc. and to noncontrolling interest (dollars in thousands):

	Genesee & Wyoming Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2016	$2,894,582	$292,539	$3,187,121
Net income	122,485	6,317	128,802
Other comprehensive income	80,197	18,346	98,543
Additional paid-in capital from stock-based compensation awards	22,050	—	22,050
Treasury stock purchases	(3,275)	—	(3,275)
Other	444	(6)	438
Balance, September 30, 2017	$3,116,483	$317,196	$3,433,679
14. SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
As of September 30, 2017 and 2016, the Company had outstanding accounts receivable from outside parties for the funding of capital expenditures of $12.2 million and $10.8 million, respectively. As of September 30, 2017 and 2016, the Company also had $12.3 million and $14.9 million, respectively, of purchases of property and equipment that were not paid and, accordingly, were accrued in accounts payable in the normal course of business.
15. SEGMENT INFORMATION:
The Company presents the financial results of its nine operating regions as three reportable segments: North American Operations, Australian Operations and U.K./European Operations. The Company owns a 51.1% controlling interest in the Australian Operations. As such, the Company includes 100% of the revenues and expenses from its Australian Operations within its consolidated financial statements and reports a noncontrolling interest for MIRA’s 48.9% equity ownership. Each of the Company's segments generates the following three categories of revenues from external customers: freight revenues, freight-related revenues and all other revenues. The Company's seven North American regions are aggregated into one reportable segment as a result of having similar economic and operating characteristics. During the third quarter of 2017, the Company's Mountain West Region railroads were consolidated into the Company's Central and Pacific regions, and the Pacific Region was renamed the Western Region. This consolidation reduced the Company's number of operating regions from ten to nine.
The results of operations of the Company's foreign entities are maintained in the respective local currency (the Australian dollar, the British pound, the Canadian dollar and the Euro) and then translated into United States dollars at the applicable exchange rates for inclusion in the consolidated financial statements. As a result, any appreciation or depreciation of these currencies against the United States dollar will impact the Company's results of operations.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables reflect the balance sheet exchange rates as of September 30, 2017 and December 31, 2016 and the average exchange rates for the three and nine months ended September 30, 2017 and 2016 used to translate the foreign entities respective local currency balance sheet and results of operations into United States dollars for the respective period:

			September 30, 2017	December 31, 2016
United States dollar per Australian dollar			$0.78	$0.72
United States dollar per British pound			$1.34	$1.23
United States dollar per Canadian dollar			$0.80	$0.74
United States dollar per Euro			$1.18	$1.06

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
United States dollar per Australian dollar	$0.79	$0.76	$0.77	$0.74
United States dollar per British pound	$1.31	$1.31	$1.28	$1.39
United States dollar per Canadian dollar	$0.80	$0.77	$0.77	$0.76
United States dollar per Euro	$1.17	$1.12	$1.11	$1.12
The following tables set forth select financial data for the Company's reportable segments for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended September 30, 2017
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$242,968	$66,404	$91,363	$400,735
Freight-related revenues	60,286	12,880	67,757	140,923
All other revenues	15,673	1,986	17,610	35,269
Total operating revenues	$318,927	$81,270	$176,730	$576,927
Operating income	$82,111	$22,276	$7,102	$111,489
Depreciation and amortization	$40,036	$15,753	$8,433	$64,222
Interest expense, net	$9,817	$13,678	$4,323	$27,818
Provision for income taxes	$28,270	$2,013	$224	$30,507
Expenditures for additions to property & equipment, net of grants from outside parties	$41,713	$4,545	$6,981	$53,239

	Three Months Ended September 30, 2016
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$232,247	$29,219	$88,341	$349,807
Freight-related revenues	62,124	23,523	43,873	129,520
All other revenues	15,823	1,408	4,444	21,675
Total operating revenues	$310,194	$54,150	$136,658	$501,002
Operating income	$87,153	$4,372	$326	$91,851
Depreciation and amortization	$37,085	$7,129	$6,627	$50,841
Interest expense, net	$9,600	$2,170	$5,147	$16,917
Provision for/(benefit from) income taxes	$22,392	$798	$(3,547)	$19,643
Expenditures for additions to property & equipment, net of grants from outside parties	$30,343	$2,440	$9,457	$42,240

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Nine Months Ended September 30, 2017
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$719,622	$191,031	$250,982	$1,161,635
Freight-related revenues	186,814	36,089	164,978	387,881
All other revenues	47,641	4,866	34,445	86,952
Total operating revenues	$954,077	$231,986	$450,405	$1,636,468
Operating income	$229,267	$59,685	$1,331	$290,283
Depreciation and amortization	$117,822	$45,915	$22,772	$186,509
Interest expense, net	$29,928	$41,500	$7,732	$79,160
Provision for/(benefit from) income taxes	$78,133	$4,805	$(906)	$82,032
Expenditures for additions to property & equipment, net of grants from outside parties	$105,940	$9,721	$17,446	$133,107

	Nine Months Ended September 30, 2016
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$681,154	$80,390	$255,459	$1,017,003
Freight-related revenues	184,627	76,142	135,897	396,666
All other revenues	48,766	4,699	17,859	71,324
Total operating revenues	$914,547	$161,231	$409,215	$1,484,993
Operating income/(loss)	$236,154	$2,002	$(2,115)	$236,041
Depreciation and amortization	$110,398	$21,018	$19,679	$151,095
Interest expense, net	$29,730	$6,963	$15,529	$52,222
Provision for/(benefit from) income taxes	$59,354	$521	$(5,312)	$54,563
Expenditures for additions to property & equipment, net of grants from outside parties	$95,282	$8,094	$26,195	$129,571
The following tables set forth select balance sheet data for the Company's reportable segments as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Cash and cash equivalents	$7,158	$47,989	$25,130	$80,277
Property and equipment, net	$3,626,293	$670,160	$332,441	$4,628,894

	December 31, 2016
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Cash and cash equivalents	$10,137	$9,213	$12,969	$32,319
Property and equipment, net	$3,590,625	$634,148	$278,546	$4,503,319

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

16. RECENTLY ISSUED ACCOUNTING STANDARDS:
Accounting Standards Not Yet Effective
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and includes the specific steps for recognizing revenue and disclosure requirements. In August 2015, the FASB issued ASU 2015-14, which approved a one-year deferral of the effective date of the new revenue recognition standard. In March 2016, the FASB issued ASU 2016-08, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, which provides clarification when identifying performance obligations and providing implementation guidance on licensing. In May 2016, the FASB issued ASU 2016-12, which clarifies the objective of the collectibility criterion. In December 2016, the FASB issued ASU 2016-20, which provides additional clarification on contract costs, modifications and disclosures.
These new standards will become effective for the Company on January 1, 2018, and the Company plans to adopt them using the modified retrospective basis, which will result in the cumulative effect of initially applying the standards being recognized as an adjustment to opening retained earnings at January 1, 2018. The Company is currently assessing the impact of adopting this guidance for its existing portfolio of open customer contracts and will continue to assess new contracts entered into prior to the adoption of the new standard. Under the new standard, the Company will continue to recognize freight revenue over time as shipments move from origin to destination, freight-related revenues and all other revenues will continue to be recognized as services are performed. For contracts that include variable consideration, the Company will be required to assess the variable consideration and recognize revenue based on estimates throughout the applicable periods. Based on its current assessment, the Company does not expect the adoption of this guidance to have a material change to its revenue recognition, although additional disclosures will be required to help users of the financial statements understand the nature, amount and timing of revenue and cash flows arising from the Company’s contracts with customers.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will require lessees to recognize leases on their balance sheets as a right-of-use asset with a corresponding liability. Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of 12 months or less. Additional qualitative and quantitative disclosures, including significant judgments made by management, will also be required. The new standard will become effective for the Company beginning January 1, 2019, and will require a modified retrospective transition approach resulting in the recognition of leases as of January 1, 2017 and the retrospective adjustment of the financial statements for 2017 and 2018 when presented for comparative purposes. Early application is permitted. The Company is currently assessing the impact of adopting this guidance on its consolidated financial statements. At December 31, 2016, the Company disclosed approximately $546 million in aggregate future minimum operating lease payments and will evaluate those contracts as well as other existing arrangements to determine whether a right-of-use asset or lease liability will need to be recognized under the new standard and will assess new contracts entered into prior to the adoption of the new standard. The Company does not plan to adopt the standard early.
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
In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718), Scope of Modification Accounting, which provides guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments will become effective for the Company beginning January 1, 2018. The Company will apply this guidance to any further modifications of share-based payment awards.
In August 2017, the FASB issued ASU 2017-12, Derivative and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities, which expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The amendments also include certain improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The amendments will become effective for the Company beginning January 1, 2019. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion should be read in conjunction with our consolidated financial statements, related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our 2016 Annual Report on Form 10-K. When comparing our results of operations from one reporting period to another, it is important to consider that we have historically experienced fluctuations in revenues and expenses due to acquisitions, changing economic conditions, commodity prices, competitive forces, changes in foreign currency exchange rates, rail network congestion, one-time freight moves, fuel price fluctuations, customer plant expansions and shutdowns, sales of property and equipment, derailments and weather-related conditions, such as hurricanes, cyclones, tornadoes, high winds, droughts, heavy snowfall, unseasonably hot or cold weather, freezing and flooding, among other factors. In periods when these events occur, our results of operations are not easily comparable from one period to another. Finally, certain of our railroads have commodity shipments that are sensitive to general economic conditions, global commodity prices and foreign exchange rates, such as steel products, iron ore, paper products, lumber and forest products and agricultural products, as well as product specific market conditions, such as the availability of lower priced alternative sources of power generation (coal) and energy commodity price differentials (crude oil and natural gas liquids) or congestion at ports (intermodal). Other shipments are relatively less affected by economic conditions and are more closely affected by other factors, such as winter weather (salt) and seasonal rainfall (agricultural products). As a result of these and other factors, our results of operations in any reporting period may not be directly comparable to our results of operations in other reporting periods. When we discuss foreign exchange impact, we are referring to the change in our results due to the change in foreign currency exchange rates. We calculate foreign exchange impact by comparing the prior period results translated from local currency to United States dollars using current period exchange rates to the prior period results in United States dollars as reported. Constant currency, which is a non-GAAP measure, reflects the prior period results translated at the current period exchange rates. When we discuss results from existing operations or same railroad operations, we are referring to the change in our results, period-over-period, associated with operations that we managed in both periods (i.e., excluding the impact of acquisitions).
Overview
We own or lease 122 freight railroads organized in nine locally managed operating regions with 8,000 employees serving 3,000 customers. During the third quarter of 2017, our Mountain West Region railroads were consolidated into our Central and Pacific regions, and the Pacific Region was renamed the Western Region. This consolidation reduced our number of operating regions from ten to nine.
The financial results of our nine operating regions are reported in the following three reportable segments:

•	North America Operations: Our seven North American regions serve 41 U.S. states and four Canadian provinces and include 115 short line and regional freight railroads with more than 13,000 track-miles.

•
Australia Operations: Our Australia Region serves New South Wales, the Northern Territory, and South Australia and operates the 1,400-mile Tarcoola-to-Darwin rail line. The Australia Region is 51.1% owned by us and 48.9% owned by a consortium of funds and clients managed by Macquarie Infrastructure and Real Assets (MIRA).

•
U.K./Europe Operations: Our U.K./European Region includes the United Kingdom's (U.K.) largest rail maritime intermodal operator and the second-largest freight rail provider, as well as regional rail services in Continental Europe.

Our subsidiaries and joint ventures also provide rail service at more than 40 major ports, rail-ferry service between the U.S. Southeast and Mexico, transload services, contract coal loading, and industrial railcar switching and repair.
Impact of GRail Acquisition on our Financial Presentation
Our Australian business underwent a transformational change on December 1, 2016, with the acquisition of Glencore Rail (NSW) Pty Limited (GRail) and the formation of the Australia Partnership, which we control through our 51.1% interest. The GRail acquisition significantly expanded our operations in New South Wales. In conjunction with the GRail acquisition that closed on December 1, 2016, we issued a 48.9% equity stake in our Australian subsidiary, G&W Australia Holdings LP (GWAHLP) to MIRA. We retained a 51.1% controlling interest in GWAHLP and continue to consolidate 100% of our Australian Operations in our financial statements and report a noncontrolling interest for MIRA’s 48.9% equity ownership. As a result, our operating revenues and operating income for the three and nine months ended September 30, 2017 included 100% of our Australian business, while net income attributable to G&W reflects our 51.1% ownership position in our Australian business.

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
Overview of Three-Month Results
Consolidated Results
Our operating revenues increased $75.9 million, or 15.2%, to $576.9 million for the three months ended September 30, 2017, compared with $501.0 million for the three months ended September 30, 2016. Operating income for the three months ended September 30, 2017 was $111.5 million, compared with $91.9 million for the three months ended September 30, 2016, an increase of $19.6 million, or 21.4%. Our operating ratio, defined as operating expenses divided by operating revenues, was 80.7% for the three months ended September 30, 2017, compared with 81.7% for the three months ended September 30, 2016.
Net income attributable to G&W for the three months ended September 30, 2017 was $50.2 million, compared with net income of $56.8 million for the three months ended September 30, 2016. Our diluted earnings per common share (EPS) for the three months ended September 30, 2017 were $0.80 with 62.5 million weighted average shares outstanding, compared with diluted EPS of $0.98 with 58.2 million weighted average shares outstanding for the three months ended September 30, 2016.
Items Affecting Comparability
Our results for the three months ended September 30, 2017 and 2016 included certain items affecting comparability between the periods that are set forth below (dollars in millions, except per share amounts):

	Income/(Loss) Before Taxes Impact	After-Tax Net Income/(Loss) Attributable to G&W Impact	Diluted Earnings/(Loss) Per Common Share Impact
Three Months Ended September 30, 2017
Corporate development and related costs	$(1.7)	$(1.4)	$(0.02)
Restructuring costs	$(2.6)	$(2.2)	$(0.04)
Unrecognized tax benefits	$—	$3.3	$0.05

Three Months Ended September 30, 2016
Corporate development and related costs	$(4.3)	$(3.1)	$(0.05)
Restructuring costs	$(0.2)	$(0.2)	$—
Impact of reduction in U.K. tax rate	$—	$4.3	$0.07
Q3 2016 Short Line Tax Credit	$—	$7.8	$0.13
For the three months ended September 30, 2017, our results included restructuring costs of $2.6 million, primarily in our U.K./Europe Region, as well as corporate development and related costs of $1.7 million, primarily related to the acquisition and integration of Pentalver Transport Limited (Pentalver). The results for the three months ended September 30, 2017 also included the recognition of $3.3 million of previously unrecognized tax benefits resulting from the lapse of the statute of limitations on acquired liabilities for uncertain tax positions.
For the three months ended September 30, 2016, our results included corporate development and related costs of $4.3 million, primarily associated with the GRail and Providence and Worcester Railroad Company (P&W) acquisitions, as well as restructuring costs of $0.2 million, primarily associated with our U.K./Europe Region. The results for the three months ended September 30, 2016 also included an income tax benefit of $7.8 million associated with the United States Short Line Tax Credit, which expired on December 31, 2016, as well as a tax benefit of $4.3 million associated with the reduction in the U.K. income tax rate, which was enacted in September 2016.
Results by Segment
North America
Operating revenues from our North American Operations increased $8.7 million, or 2.8%, to $318.9 million for the three months ended September 30, 2017, compared with $310.2 million for the three months ended September 30, 2016. The increase in operating revenues from our North American Operations was primarily due to $9.7 million from new operations.

North American Operations traffic increased 5,698 carloads, or 1.4%, to 407,697 carloads for the three months ended September 30, 2017. Excluding 13,366 carloads from new operations, same railroad traffic decreased 7,668 carloads, or 1.9%. The traffic decrease was principally due to decreases of 6,896 carloads of agricultural products traffic (primarily in the Central, Midwest and Western regions), 2,164 carloads of coal and coke traffic (primarily in the Western and Midwest regions) and 1,454 carloads of food and kindred products traffic (primarily in the Western Region), partially offset by increases of 1,844 carloads of autos and auto parts traffic (primarily in the Midwest and Western regions) and 1,669 carloads of metals traffic (primarily in the Northeast Region). All remaining traffic decreased by a net 667 carloads.
Operating income from our North American Operations for the three months ended September 30, 2017 was $82.1 million, compared with $87.2 million for the three months ended September 30, 2016. The operating ratio for our North American Operations for the three months ended September 30, 2017 was 74.3%, compared with 71.9% for the three months ended September 30, 2016.
Australia
Operating revenues from our Australian Operations increased $27.1 million, or 50.1%, to $81.3 million for the three months ended September 30, 2017, compared with $54.2 million for the three months ended September 30, 2016. Excluding $17.7 million of net revenues from new operations and a $2.2 million increase due to the impact of foreign currency appreciation, Australian Operations same railroad revenues increased $7.2 million, or 12.7%, primarily due to an increase in metallic ores and agricultural products freight revenues.
Australian Operations traffic increased 80,119 carloads to 123,651 carloads for the three months ended September 30, 2017. Excluding 81,142 carloads from new operations, same railroad traffic declined 1,023 carloads, or 2.3% for the three months ended September 30, 2017, compared with the three months ended September 30, 2016. The traffic decrease was principally due to a decrease of 9,079 carloads of minerals and stone traffic, partially offset by increases of 4,539 carloads of agricultural products traffic and 3,508 carloads of metallic ores traffic. All remaining traffic increased by a net nine carloads.
Operating income from our Australian Operations for the three months ended September 30, 2017 was $22.3 million, compared with $4.4 million for the three months ended September 30, 2016. Operating income for the three months ended September 30, 2016 included $2.9 million of corporate development and related costs, primarily associated with the GRail Transactions. The operating ratio for our Australian Operations was 72.6% for the three months ended September 30, 2017, compared with an operating ratio of 91.9% for the three months ended September 30, 2016.
U.K./Europe
Operating revenues from our U.K./European Operations increased $40.1 million, or 29.3%, to $176.7 million for the three months ended September 30, 2017, compared with $136.7 million for the three months ended September 30, 2016. Excluding $39.2 million from new operations and a $2.1 million increase due to the impact of foreign currency appreciation, U.K./European Operations same railroad revenues decreased $1.3 million, or 0.9%, primarily due to a decrease in Continental Europe intermodal revenues following the discontinuation of certain intermodal train services as part of the restructuring of ERS Railways B.V. (ERS) in the first half of 2017 and decreased U.K. infrastructure revenues, partially offset by increased crewing revenues.
U.K./European Operations traffic decreased 11,503 carloads, or 3.9%, to 282,780 carloads for the three months ended September 30, 2017. The traffic decrease was principally due to decreases of 9,996 carloads of intermodal traffic (primarily in Continental Europe) and 5,478 carloads of coal and coke traffic (primarily in the U.K.), partially offset by an increase of 3,846 carloads of minerals and stone traffic (primarily in Poland). All remaining traffic increased by 125 carloads.
Operating income from our U.K./European Operations was $7.1 million for the three months ended September 30, 2017, compared with $0.3 million for the three months ended September 30, 2016. Our U.K./European Operations operating income for the three months ended September 30, 2017 included $2.3 million of restructuring costs and $1.6 million of corporate development and related costs, primarily related to the integration and acquisition of Pentalver. The operating ratio for our U.K./European Operations was 96.0% for the three months ended September 30, 2017, compared with an operating ratio of 99.8% for the three months ended September 30, 2016.
Overview of Nine-Month Results
Operating revenues increased $151.5 million, or 10.2%, to $1,636.5 million for the nine months ended September 30, 2017, compared with $1,485.0 million for the nine months ended September 30, 2016. Operating income for the nine months ended September 30, 2017 was $290.3 million, compared with $236.0 million for the nine months ended September 30, 2016, an increase of $54.2 million, or 23.0%. Our operating ratio was 82.3% for the nine months ended September 30, 2017, compared with 84.1% for the nine months ended September 30, 2016.

Net income attributable to G&W for the nine months ended September 30, 2017 was $122.5 million, compared with net income of $132.2 million for the nine months ended September 30, 2016. Our diluted EPS for the nine months ended September 30, 2017 were $1.96 with 62.4 million weighted average shares outstanding, compared with diluted EPS of $2.28 with 58.1 million weighted average shares outstanding for the nine months ended September 30, 2016.
During the nine months ended September 30, 2017, we generated $350.4 million in cash flows from operating activities. During the same period, we purchased $149.1 million of property and equipment, including $4.3 million for new business investments, partially offset by $16.0 million in cash received from government grants and other outside parties for capital spending. We also paid $80.2 million in net payments on our outstanding debt, including $12.9 million to buyout locomotive leases.
Items Affecting Comparability
Our results for the nine months ended September 30, 2017 and 2016 included certain items affecting comparability between the periods that are set forth below (dollars in millions, except per share amounts):

	Income/(Loss) Before Taxes Impact	After-Tax Net Income/(Loss) Attributable to G&W Impact	Diluted Earnings/(Loss) Per Common Share Impact
Nine Months Ended September 30, 2017
Corporate development and related costs	$(10.8)	$(7.4)	$(0.12)
Restructuring costs	$(8.7)	$(7.8)	$(0.13)
Gain on sale of investment	$1.6	$1.0	$0.02
Unrecognized tax benefits	$—	$3.3	$0.05

Nine Months Ended September 30, 2016
Australia impairment and related costs	$(21.1)	$(16.8)	$(0.29)
Corporate development and related costs	$(7.3)	$(5.2)	$(0.08)
Restructuring costs	$(6.3)	$(5.0)	$(0.09)
Impact of reduction in U.K. tax rate	$—	$4.3	$0.07
Q3 2016 Short Line Tax Credit	$—	$21.4	$0.37
Changes in Operations
North American Operations
Heart of Georgia Railroad, Inc.: On May 31, 2017, we completed the acquisition of all the outstanding shares of Atlantic Western Transportation, Inc., parent company of Heart of Georgia Railroad, Inc. (HOG), for $5.6 million in cash and contingent consideration of $5.7 million. The contingent consideration is payable to the sellers upon satisfaction of certain conditions, which we expect to be paid in 2021. The results of operations from HOG have been included in our consolidated statement of operations within our North American Operations segment since the acquisition date. For additional information regarding HOG, see Note 2, Changes in Operations, to our Consolidated Financial Statements set forth in "Part I Item 1. Financial Statements" of this quarterly report.
Providence and Worcester Railroad Company: On November 1, 2016, we completed the acquisition of 100% of the outstanding common stock of P&W for $25.00 per share, or $126.2 million. The acquisition was funded with borrowings under our Second Amended and Restated Senior Secured Syndicated Credit Facility Agreement, as amended (the Credit Agreement). The results of operations from P&W have been included in our consolidated statements of operations within our North American Operations segment since the acquisition date. We incurred $3.1 million of integration costs associated with P&W during the nine months ended September 30, 2017, of which $2.7 million was included within labor and benefits expense primarily for severance costs and $0.4 million was included within other expenses in our consolidated statement of operations. For additional information regarding the acquisition of P&W, see Note 2, Changes in Operations, to our Consolidated Financial Statements set forth in "Part I Item 1. Financial Statements" of this quarterly report.

Australian Operations
Glencore Rail (NSW) Pty Limited: On December 1, 2016, our subsidiary completed the acquisition of GRail for A$1.14 billion (or approximately $844.9 million at an exchange rate of $0.74 for one Australian dollar) and concurrently issued a 48.9% equity stake in GWAHLP (collectively, the Australia Partnership), which is the holding entity for all of our Australian businesses, including GRail, to MIRA, a large infrastructure investment firm. Through wholly-owned subsidiaries, we retained a 51.1% ownership in GWAHLP. As we maintain control of our Australian Operations, we continue to consolidate 100% of our Australian Operations in our financial statements and report a noncontrolling interest for MIRA’s 48.9% equity ownership.
We and MIRA contributed A$1.3 billion in the form of cash, partner loans and contributed equity, and our recently established subsidiary, GWI Acquisitions Pty Ltd (GWIA), entered into a five-year A$690 million senior secured term loan facility that is non-recourse to us and to MIRA. The proceeds were used to acquire GRail for A$1.14 billion, repay Genesee & Wyoming Australia’s (GWA) existing A$250 million term loan (under our Credit Agreement) and pay A$19.8 million in debt issuance costs and A$13.2 million of acquisition-related costs (collectively the GRail Transactions). The foreign exchange rate used to translate the transaction amounts to United States dollars (USD) was $0.74 for one Australian dollar (AUD).
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
On August 31, 2017, Arrium was sold to GFG Alliance. The steel making business was rebranded as Liberty OneSteel and the mining business was rebranded as SIMEC Mining. GWA continues to provide service and receive payments under the remaining rail haulage agreement. Pursuant to the rail haulage agreement, GWA serves several iron ore mines in the Middleback Range and the Whyalla steelworks operations, which we expect will represent A$40 million (or approximately $32 million at the exchange rate on September 30, 2017) of annual revenue, prospectively.
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
Headquartered in Southampton, U.K., Pentalver operates off-dock container terminals (most under long-term lease) strategically placed at each of the four major seaports of Felixstowe, Southampton, London Gateway and Tilbury, as well as an inland terminal located at Cannock, in the Midlands, near many of the nation’s largest distribution centers. In addition to providing storage for loaded and empty containers on over 100 acres of land, Pentalver also operates a trucking haulage service with more than 150 trucks, primarily providing daily service between the seaports of Felixstowe and Southampton and its inland terminal at Cannock. Pentalver also provides services related to container maintenance and repair (including refrigerated containers) and is one of the largest sellers of new and used containers in the U.K.

The results of operations from Pentalver have been included in our consolidated statement of operations within our U.K./European Operations segment since the May 3, 2017, acquisition date. For additional information regarding the acquisition of Pentalver, see Note 2, Changes in Operations, to our Consolidated Financial Statements set forth in "Part I Item 1. Financial Statements" of this quarterly report.
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
Despite a significant and focused effort by us, the performance of ERS reached unsustainable levels during 2016 and a restructuring plan was initiated. In conjunction with that plan, in 2017, we ceased all "open" train services from the port of Rotterdam, closed the ERS offices in Rotterdam and Frankfurt and the ERS customer services function in Warsaw. We are in the process of redistributing ERS’s leased locomotives and railcars, which have lease termination dates ranging from 2017 to 2019. These steps will enable us to focus on the deep sea intermodal sector. Our subsidiary, Rotterdam Rail Feeding B.V., will continue its existing services and not be affected by the restructuring of ERS.
As a result of the ERS restructuring plan, we recorded impairment and related charges of $21.5 million in December 2016. These charges primarily included $14.5 million for an impairment of goodwill and $4.1 million for an impairment of a customer-related intangible asset, which were both recorded to net (gain)/loss on sale and impairment of assets within operating expenses, which represented the entire carrying value of these assets. For the nine months ended September 30, 2017, we recorded $5.2 million of restructuring costs related to ERS, primarily for severance costs and costs associated with surplus locomotive and railcar leases.
Three Months Ended September 30, 2017 Compared with Three Months Ended September 30, 2016
Consolidated Operating Results
Operating Revenues
The following table sets forth our operating revenues and total carloads by new operations and existing operations for the three months ended September 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended September 30,					Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations		Currency Impact
	2017
	Total Operations	New Operations	Eliminations (a)	Existing Operations	2016	Amount	%	Amount	%
Freight revenues	$400,735	$38,220	—	$362,515	$349,807	$50,928	14.6%	$12,708	3.6%	$3,355
Freight-related revenues	140,923	28,372	(11,301)	123,852	129,520	11,403	8.8%	(5,668)	(4.4)%	1,763
All other revenues	35,269	11,379	—	23,890	21,675	13,594	62.7%	2,215	10.2%	201
Total operating revenues	$576,927	$77,971	$(11,301)	$510,257	$501,002	$75,925	15.2%	$9,255	1.8%	$5,319
Carloads	814,128	94,508	—	719,620	739,814	74,314	10.0%	(20,194)	(2.7)%

(a)	Represents revenues for services provided by Freightliner Australia to GRail, which were eliminated in our consolidated revenues.
Operating Expenses
Total operating expenses for the three months ended September 30, 2017 increased $56.3 million, or 13.8%, to $465.4 million, compared with $409.2 million for the three months ended September 30, 2016. The increase consisted of $54.7 million from new operations and $1.6 million from existing operations. When we discuss either operating expenses from existing operations or same railroad operating expenses, we are referring to the change in our operating expenses, period-over-period, associated with operations that we managed in both periods (i.e., excluding the impact of acquisitions). The increase from existing operations was primarily due to a $5.1 million increase from the net appreciation of foreign currencies relative to the United States dollar, as well as increases in diesel fuel used in train operations of $3.4 million, depreciation and amortization of $2.6 million and restructuring costs of $2.4 million. These increases were partially offset by decreases of $7.7 million in equipment rents, $3.0 million in other expenses and $2.6 million in electricity used in train operations.

The following table sets forth our total operating expenses for the three months ended September 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended September 30,				Increase/(Decrease)	Currency Impact	2016 Constant Currency*	Increase/(Decrease)Constant Currency*
	2017		2016
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$167,929	29.2%	$156,235	31.2%	$11,694	$1,154	$157,389	$10,540
Equipment rents	33,291	5.8%	36,778	7.3%	(3,487)	591	37,369	(4,078)
Purchased services	68,562	11.9%	50,991	10.2%	17,571	1,134	52,125	16,437
Depreciation and amortization	64,222	11.1%	50,841	10.2%	13,381	563	51,404	12,818
Diesel fuel used in train operations	34,535	6.0%	30,134	6.1%	4,401	432	30,566	3,969
Electricity used in train operations	765	0.1%	3,226	0.6%	(2,461)	130	3,356	(2,591)
Casualties and insurance	10,624	1.8%	9,252	1.9%	1,372	102	9,354	1,270
Materials	30,664	5.3%	19,678	3.9%	10,986	175	19,853	10,811
Trackage rights	22,632	3.9%	22,781	4.5%	(149)	408	23,189	(557)
Net gain on sale and impairment of assets	(315)	(0.1)%	(524)	(0.1)%	209	(4)	(528)	213
Restructuring costs	2,628	0.5%	223	—%	2,405	2	225	2,403
Other expenses	29,901	5.2%	29,536	5.9%	365	398	29,934	(33)
Total operating expenses	$465,438	80.7%	$409,151	81.7%	$56,287	$5,085	$414,236	$51,202
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
Operating Income/Operating Ratio
Operating income was $111.5 million for the three months ended September 30, 2017, compared with $91.9 million for the three months ended September 30, 2016. Operating income for the three months ended September 30, 2017 included restructuring costs of $2.6 million, primarily in our U.K./Europe Region, as well as corporate development and related costs of $1.7 million, primarily related to the acquisition and integration of Pentalver. Operating income for the three months ended September 30, 2016 included corporate development and related costs of $4.3 million, primarily associated with the GRail and P&W acquisitions, as well as restructuring costs of $0.2 million. Our operating ratio was 80.7% for the three months ended September 30, 2017, compared with 81.7% for the three months ended September 30, 2016.
Interest Expense
Interest expense was $28.3 million for the three months ended September 30, 2017, compared with $17.3 million for the three months ended September 30, 2016. The increase in interest expense was primarily due to a higher debt balance resulting from the GRail Transactions in December 2016, as well as higher interest rates in 2017, compared with 2016.
Provision for Income Taxes
Our effective income tax rate for the three months ended September 30, 2017 was 36.4%, compared with 25.7% for the three months ended September 30, 2016. Our provision for income taxes for the three months ended September 30, 2017 included the recognition of $3.3 million of previously unrecognized tax benefits resulting from the lapse of the statute of limitations on acquired liabilities for uncertain tax positions and a tax provision of $1.4 million related to enacted state income tax rate changes. Our provision for income taxes for the three months ended September 30, 2016 included an income tax benefit of $7.8 million associated with the United States Short Line Tax Credit, which expired on December 31, 2016, as well as an income tax benefit of $4.3 million associated with a reduction in the U.K. income tax rate, which was enacted in September 2016. For additional information regarding our provision for income taxes, see Note 10, Income Taxes, to our Consolidated Financial Statements set forth in "Part I Item 1. Financial Statements" of this quarterly report.

Net Income Attributable to G&W and Earnings Per Common Share
Net income attributable to G&W for the three months ended September 30, 2017 was $50.2 million, compared with $56.8 million for the three months ended September 30, 2016. Our basic EPS were $0.82 with 61.6 million weighted average shares outstanding for the three months ended September 30, 2017, compared with basic EPS of $0.99 with 57.3 million weighted average shares outstanding for the three months ended September 30, 2016. Our diluted EPS for the three months ended September 30, 2017 were $0.80 with 62.5 million weighted average shares outstanding, compared with diluted EPS of $0.98 with 58.2 million weighted average shares outstanding for the three months ended September 30, 2016. Our results for the three months ended September 30, 2017 and 2016 included certain items affecting comparability between the periods as previously presented in the "Overview—Overview of Three-Month Results—Items Affecting Comparability."
Operating Results by Segment
Our various rail operations are organized into nine operating regions. We present our financial information as three reportable segments: North American Operations, Australian Operations and U.K./European Operations. Each of our segments generates the following three categories of revenues from external customers: freight revenues, freight-related revenues and all other revenues. Our seven North American regions are aggregated into one segment as a result of having similar economic and operating characteristics.
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
The following tables set forth results from our North American Operations, Australian Operations and U.K./European Operations for the three months ended September 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended September 30, 2017
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$242,968	$66,404	$91,363	$400,735
Freight-related revenues	60,286	12,880	67,757	140,923
All other revenues	15,673	1,986	17,610	35,269
Total operating revenues	$318,927	$81,270	$176,730	$576,927
Operating expenses:
Labor and benefits	$102,784	$17,618	$47,527	$167,929
Equipment rents	12,623	1,480	19,188	33,291
Purchased services	15,254	7,139	46,169	68,562
Depreciation and amortization	40,036	15,753	8,433	64,222
Diesel fuel used in train operations	16,934	6,003	11,598	34,535
Electricity used in train operations	—	—	765	765
Casualties and insurance	8,488	1,367	769	10,624
Materials	11,889	3,398	15,377	30,664
Trackage rights	10,025	3,500	9,107	22,632
Net gain on sale and impairment of assets	(110)	(37)	(168)	(315)
Restructuring costs	316	—	2,312	2,628
Other expenses	18,577	2,773	8,551	29,901
Total operating expenses	236,816	58,994	169,628	465,438
Operating income	$82,111	$22,276	$7,102	$111,489
Operating ratio	74.3%	72.6%	96.0%	80.7%
Interest expense, net	$9,817	$13,678	$4,323	$27,818
Provision for income taxes	$28,270	$2,013	$224	$30,507
Expenditures for additions to property & equipment, net of grants from outside parties	$41,713	$4,545	$6,981	$53,239
Carloads	407,697	123,651	282,780	814,128

	Three Months Ended September 30, 2016
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$232,247	$29,219	$88,341	$349,807
Freight-related revenues	62,124	23,523	43,873	129,520
All other revenues	15,823	1,408	4,444	21,675
Total operating revenues	$310,194	$54,150	$136,658	$501,002
Operating expenses:
Labor and benefits	97,426	16,753	42,056	156,235
Equipment rents	14,207	1,559	21,012	36,778
Purchased services	15,207	6,083	29,701	50,991
Depreciation and amortization	37,085	7,129	6,627	50,841
Diesel fuel used in train operations	14,217	5,467	10,450	30,134
Electricity used in train operations	—	—	3,226	3,226
Casualties and insurance	6,145	1,938	1,169	9,252
Materials	12,222	2,744	4,712	19,678
Trackage rights	9,047	2,884	10,850	22,781
Net (gain)/loss on sale and impairment of assets	(456)	10	(78)	(524)
Restructuring costs	111	73	39	223
Other expenses	17,830	5,138	6,568	29,536
Total operating expenses	223,041	49,778	136,332	409,151
Operating income	$87,153	$4,372	$326	$91,851
Operating ratio	71.9%	91.9%	99.8%	81.7%
Interest expense, net	$9,600	$2,170	$5,147	$16,917
Provision for/(benefit from) income taxes	$22,392	$798	$(3,547)	$19,643
Expenditures for additions to property & equipment, net of grants from outside parties	$30,343	$2,440	$9,457	$42,240
Carloads	401,999	43,532	294,283	739,814
North American Operations
Operating Revenues
The following table sets forth our North American Operations operating revenues and carloads by new operations and existing operations for the three months ended September 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended September 30,				Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations		Currency Impact
	2017			2016
	Total Operations	New Operations	Existing Operations		Amount	%	Amount	%
Freight revenues	$242,968	$9,207	$233,761	$232,247	$10,721	4.6%	$1,514	0.7%	$605
Freight-related revenues	60,286	302	59,984	62,124	(1,838)	(3.0)%	(2,140)	(3.4)%	215
All other revenues	15,673	235	15,438	15,823	(150)	(0.9)%	(385)	(2.4)%	126
Total operating revenues	$318,927	$9,744	$309,183	$310,194	$8,733	2.8%	$(1,011)	(0.3)%	$946
Carloads	407,697	13,366	394,331	401,999	5,698	1.4%	(7,668)	(1.9)%

Freight Revenues
The following table sets forth the changes in our North American Operations freight revenues by commodity group segregated into new operations and existing operations for the three months ended September 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended September 30,		Increase/(Decrease) in Total Operations	New Operations	Currency Impact	2016 Constant Currency*	Increase/(Decrease) in Existing Operations Constant Currency*
	2017	2016
Commodity Group	Amount	Amount
Agricultural Products	$28,699	$29,367	$(668)	$519	$36	$29,403	$(1,223)
Autos & Auto Parts	6,079	4,358	1,721	709	31	4,389	981
Chemicals & Plastics	36,745	34,078	2,667	2,155	124	34,202	388
Coal & Coke	20,008	21,434	(1,426)	—	26	21,460	(1,452)
Food & Kindred Products	8,257	8,549	(292)	185	14	8,563	(491)
Intermodal	311	10	301	311	—	10	(10)
Lumber & Forest Products	22,204	21,301	903	883	41	21,342	(21)
Metallic Ores	3,703	3,401	302	1	30	3,431	271
Metals	26,008	24,127	1,881	475	70	24,197	1,336
Minerals & Stone	34,769	31,144	3,625	2,691	38	31,182	896
Petroleum Products	16,425	16,882	(457)	359	51	16,933	(867)
Pulp & Paper	28,135	26,897	1,238	455	125	27,022	658
Waste	6,662	6,213	449	313	5	6,218	131
Other	4,963	4,486	477	151	14	4,500	312
Total freight revenues	$242,968	$232,247	$10,721	$9,207	$605	$232,852	$909
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.

The following table sets forth our North American Operations freight revenues, carloads and average freight revenues per carload for the three months ended September 30, 2017 and 2016 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads		Average Freight Revenues Per Carload

	Three Months Ended September 30,				Three Months Ended September 30,		Three Months Ended September 30,
	2017		2016 Constant Currency*
Commodity Group	Amount	% of Total	Amount	% of Total	2017	2016	2017	2016	2016 Constant Currency*
Agricultural Products	$28,699	11.9%	$29,403	12.5%	47,588	54,024	$603	$544	$544
Autos & Auto Parts	6,079	2.5%	4,389	1.9%	9,728	7,035	625	619	624
Chemicals & Plastics	36,745	15.2%	34,202	14.7%	43,739	42,402	840	804	807
Coal & Coke	20,008	8.2%	21,460	9.2%	60,864	63,028	329	340	340
Food & Kindred Products	8,257	3.4%	8,563	3.7%	14,415	15,557	573	550	550
Intermodal	311	0.1%	10	—%	3,145	112	99	89	89
Lumber & Forest Products	22,204	9.1%	21,342	9.2%	35,846	35,253	619	604	605
Metallic Ores	3,703	1.5%	3,431	1.5%	4,667	4,536	793	750	756
Metals	26,008	10.7%	24,197	10.4%	34,003	31,978	765	754	757
Minerals & Stone	34,769	14.3%	31,182	13.4%	57,104	53,530	609	582	583
Petroleum Products	16,425	6.8%	16,933	7.3%	24,772	24,959	663	676	678
Pulp & Paper	28,135	11.6%	27,022	11.6%	42,244	41,721	666	645	648
Waste	6,662	2.7%	6,218	2.7%	14,330	13,420	465	463	463
Other	4,963	2.0%	4,500	1.9%	15,252	14,444	325	311	312
Total	$242,968	100.0%	$232,852	100.0%	407,697	401,999	$596	$578	$579
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
Total traffic from our North American Operations increased 5,698 carloads, or 1.4%, to 407,697 carloads for the three months ended September 30, 2017, compared with the same period in 2016. The increase consisted of 13,366 carloads from new operations, partially offset by a decrease of 7,668 carloads from existing operations. The traffic decrease from existing operations was due to decreases of 6,896 carloads of agricultural products traffic, 2,164 carloads of coal and coke traffic and 1,454 carloads of food and kindred products traffic, partially offset by increases of 1,844 carloads of autos and auto parts traffic and 1,669 carloads of metals traffic. All remaining traffic decreased by a net 667 carloads.
Changes in average freight revenues per carload in a commodity group may be impacted by changes in customer rates and fuel surcharges, as well as changes in the mix of customer traffic within a commodity group. Excluding a 0.2% impact of foreign currency, average freight revenues per carload from our North American Operations increased 2.9% to $596 for the three months ended September 30, 2017, compared with the same period in 2016. Average freight revenues per carload from existing operations, excluding the impact of foreign currency, increased 2.4% to $593 for the three months ended September 30, 2017, compared with the same period in 2016. Customer mix within the commodity groups decreased average revenues per carload by approximately 0.8% and higher fuel surcharges and a change in the mix of commodities increased average freight revenues per carload by 0.4% and 0.3%, respectively. Excluding these factors, average freight revenues per carload increased 2.5%.
The following information discusses the significant changes in our North American Operations freight revenues from existing operations by commodity group excluding the impact of foreign currency.
Agricultural products revenues decreased $1.2 million, or 4.2%. Agricultural products traffic decreased 6,896 carloads, or 12.8%, which decreased revenues by $4.1 million, while average freight revenues per carload increased 9.9%, which increased revenues by $2.9 million. The carload decrease was primarily due to decreased grain shipments as a result of drought conditions in South Dakota, modal competition and reduced export demand. The increase in average freight revenues per carload was primarily driven by a change in the mix of business and a longer average length of haul.
Autos and auto parts revenues increased $1.0 million, or 22.4%, primarily due to a traffic increase of 1,844 carloads, or 26.2%. The carload increase was primarily due to increased shipments in the midwestern United States related to a model conversion and import spot shipments in the western United States.

Coal and coke revenues decreased $1.5 million, or 6.8%. Coal and coke average freight revenues per carload decreased 3.2%, which decreased revenues by $0.7 million, and traffic decreased 2,164 carloads, or 3.4%, which decreased revenues by $0.7 million.
Metals revenues increased $1.3 million, or 5.5%, primarily due to a traffic increase of 1,669 carloads, or 5.2%. The carload increase was primarily due to increased shipments of pipe and finished steel in the northeastern United States.
Minerals and stone revenues increased $0.9 million, or 2.9%. Minerals and stone average freight revenues per carload increased 3.9%, which increased revenues by $1.3 million, while traffic decreased 606 carloads, or 1.1%, which decreased revenues by $0.4 million. The carload decrease was primarily due to reduced shipments of construction aggregates, partially offset by increased shipments of frac sand.
Petroleum products revenues decreased $0.9 million, or 5.1%. Petroleum products average freight revenues per carload decreased 3.1%, which decreased revenues by $0.6 million, and traffic decreased 493 carloads, or 2.0%, which decreased revenues by $0.3 million. The decrease in average freight revenues per carload was primarily due to a change in the mix of business. The carload decrease was primarily due to decreased shipments of liquid petroleum gases in the western United States.
Freight revenues from all remaining commodities combined increased by a net $1.2 million.
Freight-Related Revenues
Excluding a $0.2 million increase due to the impact of foreign currency appreciation, freight-related revenues from our North American Operations, which includes revenues from railcar switching, track access fees, storage and other ancillary revenues related to the movement of freight, decreased $2.1 million, or 3.3%, to $60.3 million for the three months ended September 30, 2017, compared with $62.3 million for the three months ended September 30, 2016. The decrease consisted of $2.4 million from existing operations, partially offset by an increase of $0.3 million from new operations. The decrease from existing operations was primarily due to decreased port switching revenues in the southern United States and reduced demurrage revenues.
All Other Revenues
Excluding a $0.1 million increase due to the impact of foreign currency appreciation, all other revenues from our North American Operations, which includes revenues from third-party railcar and locomotive repairs, property rentals, railroad construction and other ancillary revenues not directly related to the movement of freight, decreased $0.3 million, or 1.7%, to $15.7 million for the three months ended September 30, 2017, compared with $15.9 million for the three months ended September 30, 2016. The decrease included $0.5 million from existing operations, partially offset by an increase of $0.2 million from new operations.

Operating Expenses
Total operating expenses from our North American Operations increased $13.8 million, or 6.2%, to $236.8 million for the three months ended September 30, 2017, compared with $223.0 million for the three months ended September 30, 2016. The increase included $8.0 million from new operations and $5.7 million from existing operations. The increase from existing operations was primarily due to increases of $2.1 million of depreciation and amortization, $2.0 million in diesel fuel used in train operations, $2.0 million in casualties and insurance and $1.5 million in labor and benefits, partially offset by a decrease of $2.1 million in equipment rents. In addition, the change from existing operations included a $0.8 million increase due to the impact of foreign currency appreciation. The following table sets forth operating expenses from our North American Operations for the three months ended September 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended September 30,							Increase/(Decrease) Constant Currency*
	2017		2016			Currency Impact	2016 Constant Currency*
	Amount	% of Operating Revenues	Amount	% of Operating Revenues	Increase/(Decrease)
Labor and benefits	$102,784	32.2%	$97,426	31.4%	$5,358	$322	$97,748	$5,036
Equipment rents	12,623	4.0%	14,207	4.6%	(1,584)	47	14,254	(1,631)
Purchased services	15,254	4.8%	15,207	4.9%	47	61	15,268	(14)
Depreciation and amortization	40,036	12.6%	37,085	12.0%	2,951	217	37,302	2,734
Diesel fuel used in train operations	16,934	5.3%	14,217	4.6%	2,717	62	14,279	2,655
Casualties and insurance	8,488	2.7%	6,145	2.0%	2,343	18	6,163	2,325
Materials	11,889	3.7%	12,222	3.9%	(333)	49	12,271	(382)
Trackage rights	10,025	3.1%	9,047	2.9%	978	8	9,055	970
Net gain on sale and impairment of assets	(110)	—%	(456)	(0.1)%	346	(5)	(461)	351
Restructuring costs	316	0.1%	111	—%	205	—	111	205
Other expenses	18,577	5.8%	17,830	5.7%	747	65	17,895	682
Total operating expenses	$236,816	74.3%	$223,041	71.9%	$13,775	$844	$223,885	$12,931
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following information discusses the significant changes in operating expenses of our North American Operations excluding an increase of $0.8 million due to the impact from foreign currency appreciation.
Labor and benefits expense was $102.8 million for the three months ended September 30, 2017, compared with $97.7 million for the three months ended September 30, 2016, an increase of $5.0 million, or 5.2%. The increase consisted of $3.6 million from new operations and $1.5 million, or 1.5% from existing operations. The increase from existing operations was primarily due to annual wage increases.
Equipment rents expense was $12.6 million for the three months ended September 30, 2017, compared with $14.3 million for the three months ended September 30, 2016, a decrease of $1.6 million, or 11.4%. The decrease consisted of $2.1 million from existing operations, partially offset by $0.5 million from new operations. The decrease from existing operations was primarily due to reduced leased locomotive expense due to buyouts of certain of our locomotive leases and reduced leased freight car expense due to certain leased cars being returned to lessors or converted to per diem leases.
Depreciation and amortization expense was $40.0 million for the three months ended September 30, 2017, compared with $37.3 million for the three months ended September 30, 2016, an increase of $2.7 million, or 7.3%. The increase consisted of $2.1 million from existing operations and $0.6 million from new operations. The increase from existing operations was primarily attributable to a larger depreciable asset base in 2017 compared with 2016, reflecting capital spending in 2016.
The cost of diesel fuel used in train operations was $16.9 million for the three months ended September 30, 2017, compared with $14.3 million for the three months ended September 30, 2016, an increase of $2.7 million, or 18.6%. The increase consisted of $2.0 million from existing operations and $0.6 million from new operations. The increase from existing operations consisted of $2.3 million due to a 15.9% increase in average fuel cost per gallon, partially offset by $0.3 million due to a 1.4% decrease in diesel fuel consumption.

Casualties and insurance expense was $8.5 million for the three months ended September 30, 2017, compared with $6.2 million for the three months ended September 30, 2016, an increase of $2.3 million, or 37.7%. The increase consisted of $2.0 million from existing operations and $0.3 million from new operations. The increase from existing operations was primarily attributable to increased derailment expense in 2017.
Operating Income/Operating Ratio
Operating income from our North American Operations was $82.1 million for the three months ended September 30, 2017, compared with $87.2 million for the three months ended September 30, 2016. Operating income for the three months ended September 30, 2017 included corporate development and related costs of $0.6 million and restructuring costs of $0.3 million. Operating income for the three months ended September 30, 2016 included corporate development and related costs of $1.0 million. The operating ratio was 74.3% for the three months ended September 30, 2017, compared with 71.9% for the three months ended September 30, 2016.
Australian Operations
Operating Revenues
As previously disclosed, we own a controlling 51.1% interest in our Australian Operations. Therefore, we include 100% of our Australian Operations within revenues and expenses within our consolidated financial statements with a 48.9% noncontrolling interest recorded to reflect MIRA's ownership. The following table sets forth our Australian Operations operating revenues and carloads by new operations and existing operations for the three months ended September 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended September 30,					Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations		Currency Impact
	2017
	Total Operations	New Operations	Eliminations (a)	Existing Operations	2016	Amount	%	Amount	%
Freight revenues	$66,404	$29,013	$—	$37,391	$29,219	$37,185	NM	$8,172	28.0%	$1,195
Freight-related revenues	12,880	—	(11,301)	24,181	23,523	(10,643)	(45.2)%	658	2.8%	976
All other revenues	1,986	—	—	1,986	1,408	578	41.1%	578	41.1%	58
Total operating revenues	$81,270	$29,013	$(11,301)	$63,558	$54,150	$27,120	50.1%	$9,408	17.4%	$2,229
Carloads	123,651	81,142	—	42,509	43,532	80,119	NM	(1,023)	(2.3)%

(a)	Represents revenues for services provided by Freightliner Australia to GRail, which were eliminated in our consolidated revenues.
Freight Revenues
The following table sets forth the changes in our Australian Operations freight revenues by commodity group segregated into new operations and existing operations for the three months ended September 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended		Increase/(Decrease) in Total Operations	New Operations	Currency Impact	2016 Constant Currency*	Increase/(Decrease) in Existing Operations Constant Currency*
	September 30,
Commodity Group	2017	2016
Agricultural Products	$6,059	$3,909	$2,150	$—	$160	$4,069	$1,990
Coal & Coke	29,013	—	29,013	29,013	—	—	—
Intermodal	19,012	17,688	1,324	—	723	18,411	601
Metallic Ores	11,305	5,516	5,789	—	225	5,741	5,564
Minerals & Stone	792	1,918	(1,126)	—	79	1,997	(1,205)
Petroleum Products	223	188	35	—	8	196	27
Total freight revenues	$66,404	$29,219	$37,185	$29,013	$1,195	$30,414	$6,977
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.

The following table sets forth our Australian Operations freight revenues, carloads and average freight revenues per carload for the three months ended September 30, 2017 and 2016 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads		Average Freight Revenues Per Carload

	Three Months Ended September 30,				Three Months Ended September 30,		Three Months Ended September 30,
	2017		2016 Constant Currency*
Commodity Group	Amount	% of Total	Amount	% of Total	2017	2016	2017	2016	2016 Constant Currency*
Agricultural Products	$6,059	9.1%	$4,069	13.4%	13,163	8,624	$460	$453	$472
Coal & Coke	29,013	43.8%	—	—%	81,142	—	358	—	—
Intermodal	19,012	28.6%	18,411	60.5%	15,416	15,417	1,233	1,147	1,194
Metallic Ores	11,305	17.0%	5,741	18.9%	8,354	4,846	1,353	1,138	1,185
Minerals & Stone	792	1.2%	1,997	6.6%	5,488	14,567	144	132	137
Petroleum Products	223	0.3%	196	0.6%	88	78	2,534	2,410	2,513
Total	$66,404	100.0%	$30,414	100.0%	123,651	43,532	$537	$671	$699
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
Total traffic from our Australian Operations increased 80,119 carloads to 123,651 carloads for the three months ended September 30, 2017, compared with the same period in 2016. The increase consisted of 81,142 carloads from new operations, partially offset by a decrease of 1,023 carloads from existing operations. The decrease in traffic from existing operations was principally due to a decrease of 9,079 carloads of minerals and stone traffic, partially offset by increases of 4,539 carloads of agricultural products traffic and 3,508 carloads of metallic ores traffic. All remaining traffic increased by a net nine carloads.
Changes in average freight revenues per carload in a commodity group may be impacted by changes in customer rates and fuel surcharges, as well as changes in the mix of customer traffic within a commodity group. Excluding the impact of foreign currency, average freight revenues per carload from our Australian Operations decreased 23.2% to $537 for the three months ended September 30, 2017, compared with the same period in 2016. Average freight revenues per carload from existing operations, excluding the impact of foreign currency, increased 25.9% to $880 for the three months ended September 30, 2017, compared with the same period in 2016. The increase in average freight revenues per carload from existing operations was primarily due to increased metallic ores shipments as a result of the recommencement of operations at a previously closed manganese mine and decreased minerals and stone shipments due to a temporary maintenance outage at a customer port facility.
The following information discusses the significant changes in our Australian Operations freight revenues from existing operations by commodity group excluding the impact of foreign currency.
Agricultural products revenues increased $2.0 million, or 48.9%, primarily due to a traffic increase of 4,539 carloads, or 52.6%, as a result of stronger mainland grain shipments in South Australia.
Metallic ores revenues increased $5.6 million, or 96.9%. Metallic ores traffic increased 3,508 carloads, or 72.4%, which increased revenues by $4.7 million, and average freight revenues per carload increased 14.2%, which increased revenues by $0.8 million. The carload increase was primarily due to the recommencement of operations at a previously closed manganese mine. The increase in average freight revenues per carload was due to a change in the mix of business.
Minerals and stone revenues decreased $1.2 million, or 60.3%, primarily due to a traffic decrease of 9,079 carloads as a result of a temporary maintenance outage at a customer port facility.
Freight revenues from all remaining commodities combined increased by $0.6 million.
Freight-Related Revenues
Excluding a $1.0 million increase due to the impact of foreign currency appreciation, freight-related revenues from our Australian Operations, which includes revenues from railcar switching, track access rights, crewing services, storage and other ancillary revenues related to the movement of freight, decreased $11.6 million, or 47.4%, to $12.9 million for the three months ended September 30, 2017, compared with $24.5 million for the three months ended September 30, 2016. Excluding $11.3 million of freight-related revenues for services provided by Freightliner Australia to GRail for the three months ended September 30, 2017, which were eliminated in our consolidated freight-related revenues, our freight-related revenues from existing operations decreased $0.3 million, or 1.3%.

All Other Revenues
Excluding the impact of foreign currency appreciation, all other revenues from our Australian Operations, which includes revenues from third-party railcar and locomotive repairs, property rentals and other ancillary revenues not directly related to the movement of freight, increased $0.5 million, or 35.5%, to $2.0 million for the three months ended September 30, 2017, compared with $1.5 million for the three months ended September 30, 2016.
Operating Expenses
Total operating expenses from our Australian Operations for the three months ended September 30, 2017 increased $9.2 million, or 18.5%, to $59.0 million, compared with $49.8 million for the three months ended September 30, 2016. The increase in operating expenses consisted of $8.7 million from new operations and $2.0 million from the appreciation of the Australian dollar relative to the United States dollar, partially offset by a decrease of $1.5 million from existing operations. The following table sets forth operating expenses from our Australian Operations for the three months ended September 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended September 30,				Increase/(Decrease)	Currency Impact	2016 Constant Currency*	Increase/(Decrease) Constant Currency*
	2017		2016
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$17,618	21.6%	$16,753	30.9%	$865	$690	$17,443	$175
Equipment rents	1,480	1.8%	1,559	2.9%	(79)	65	1,624	(144)
Purchased services	7,139	8.8%	6,083	11.2%	1,056	249	6,332	807
Depreciation and amortization	15,753	19.4%	7,129	13.2%	8,624	294	7,423	8,330
Diesel fuel used in train operations	6,003	7.4%	5,467	10.1%	536	224	5,691	312
Casualties and insurance	1,367	1.7%	1,938	3.6%	(571)	78	2,016	(649)
Materials	3,398	4.2%	2,744	5.1%	654	116	2,860	538
Trackage rights	3,500	4.3%	2,884	5.3%	616	117	3,001	499
Net gain on sale and impairment of assets	(37)	—%	10	—%	(47)	—	10	(47)
Restructuring costs	—	—%	73	0.1%	(73)	2	75	(75)
Other expenses	2,773	3.4%	5,138	9.5%	(2,365)	214	5,352	(2,579)
Total operating expenses	$58,994	72.6%	$49,778	91.9%	$9,216	$2,049	$51,827	$7,167
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following information discusses the significant changes in operating expenses of our Australian Operations excluding a $2.0 million increase from the impact of foreign currency appreciation.
Depreciation and amortization expense was $15.8 million for the three months ended September 30, 2017, compared with $7.4 million for the three months ended September 30, 2016, an increase of $8.3 million. The increase was primarily attributable to new operations.
Other expenses were $2.8 million for the three months ended September 30, 2017, compared with $5.4 million for the three months ended September 30, 2016, a decrease of $2.6 million. The decrease was primarily attributable to corporate development and related expenses in 2016 related to the GRail acquisition.
Operating Income/Operating Ratio
Our Australian Operations had operating income of $22.3 million for the three months ended September 30, 2017, compared with $4.4 million for the three months ended September 30, 2016. Operating income for the three months ended September 30, 2016 included corporate development and related costs of $2.9 million, primarily related to the GRail Transactions. The operating ratio was 72.6% for the three months ended September 30, 2017, compared with 91.9% for the three months ended September 30, 2016.

U.K./European Operations
Operating Revenues
The following table sets forth our U.K./European Operations operating revenues and carloads by new operations and existing operations for the three months ended September 30, 2017 and 2016 (dollars in thousands):

	Nine Months Ended September 30,				Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations		Currency Impact
	2017			2016
	Total Operations	New Operations	Existing Operations		Amount	%	Amount	%
Freight revenues	$91,363	$—	$91,363	$88,341	$3,022	3.4%	$3,022	3.4%	$1,555
Freight-related revenues	67,757	28,070	39,687	43,873	23,884	54.4%	(4,186)	(9.5)%	572
All other revenues	17,610	11,144	6,466	4,444	13,166	NM	2,022	45.5%	17
Total operating revenues	$176,730	$39,214	$137,516	$136,658	$40,072	29.3%	$858	0.6%	$2,144
Carloads	282,780	—	282,780	294,283	(11,503)	(3.9)%	(11,503)	(3.9)%
Freight Revenues
The following table sets forth the changes in our U.K./European Operations freight revenues by commodity group for the three months ended September 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended September 30,				Increase/(Decrease)	Currency Impact	2016 Constant Currency*	Increase/(Decrease) Constant Currency*
	2017		2016
Commodity Group	Amount	% of Total	Amount	% of Total
Agricultural Products	$964	1.1%	$628	0.7%	$336	$45	$673	$291
Coal & coke	2,345	2.6%	3,199	3.6%	(854)	65	3,264	(919)
Intermodal	67,374	73.7%	67,553	76.5%	(179)	585	68,138	(764)
Minerals & Stone	20,680	22.6%	16,961	19.2%	3,719	860	17,821	2,859
Total freight revenues	$91,363	100.0%	$88,341	100.0%	$3,022	$1,555	$89,896	$1,467
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following table sets forth our U.K./European Operations freight revenues, carloads and average freight revenues per carload for the three months ended September 30, 2017 and 2016 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads		Average Freight Revenues Per Carload

	Three Months Ended September 30,				Three Months Ended September 30,		Three Months Ended September 30,
	2017		2016 Constant Currency*
Commodity Group	Amount	% of Total	Amount	% of Total	2017	2016	2017	2016	2016 Constant Currency*
Agricultural Products	$964	1.1%	$673	0.7%	777	652	$1,241	$963	$1,032
Coal & Coke	2,345	2.6%	3,264	3.6%	3,798	9,276	617	345	352
Intermodal	67,374	73.7%	68,138	75.9%	229,059	239,055	294	283	285
Minerals & Stone	20,680	22.6%	17,821	19.8%	49,146	45,300	421	374	393
Total	$91,363	100.0%	$89,896	100.0%	282,780	294,283	$323	$300	$305
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
Total traffic from our U.K./European Operations decreased 11,503 carloads, or 3.9%, for the three months ended September 30, 2017, compared with the same period in 2016. The traffic decrease was principally due to decreases of 9,996 carloads of intermodal traffic and 5,478 carloads of coal and coke traffic, partially offset by an increase of 3,846 carloads of minerals and stone traffic. All remaining traffic increased by 125 carloads.
Changes in average freight revenues per carload in a commodity group can be impacted by changes in customer rates and fuel surcharges, as well as changes in the mix of customer traffic within a commodity group. Excluding the impact of foreign currency, average freight revenues per carload from our U.K./European Operations increased 5.9% to $323 for the three months ended September 30, 2017, compared with the same period in 2016.

The following information discusses the significant changes in our U.K./European Operations freight revenues by commodity group excluding the impact of foreign currency.
Coal and coke revenues decreased $0.9 million, or 28.2%. Coal and coke traffic decreased 5,478 carloads, or 59.1%, which decreased revenues by $3.4 million, while average freight revenues per carload increased 75.3%, which increased revenues by $2.5 million. The decrease in carloads was primarily due to lower demand for steam coal in the U.K., largely as a result of competition from natural gas power generation and an increase in the carbon tax. The increase in average freight revenues per carload was primarily due to a change in the mix of business in the U.K.
Intermodal revenues decreased $0.8 million, or 1.1%. Intermodal traffic decreased 9,996 carloads, or 4.2%, which decreased revenues by $2.9 million, while average freight revenues per carload increased 3.2%, which increased revenues by $2.2 million. The decrease in carloads was primarily due to the discontinuation of certain routes in Continental Europe as part of our restructuring plan.
Minerals and stone revenues increased $2.9 million, or 16.0%. Minerals and stone traffic increased 3,846 carloads, or 8.5%, which increased revenues by $1.6 million, and average freight revenues per carload increased 7.1%, which increased revenues by $1.2 million. The increase was primarily due to higher construction aggregates shipments in Poland.
Freight revenues from all remaining commodities combined increased by $0.3 million.
Freight-Related Revenues
Freight-related revenues from our U.K./European Operations include trucking haulage services, container storage and switching services, as well as infrastructure services where we operate work trains for the track infrastructure owner. Freight-related revenues in the U.K./Europe also include traction service (or hook and pull), which requires us to provide locomotives and drivers to move a customer's train between specified origin and destination points, and other ancillary revenues related to the movement of freight.
Excluding a $0.6 million increase due to the impact of foreign currency appreciation, freight-related revenues from our U.K./European Operations increased $23.3 million, or 52.5%, to $67.8 million for the three months ended September 30, 2017, compared with $44.4 million for the three months ended September 30, 2016. The increase included $28.1 million from new operations, partially offset by a $4.8 million decrease from existing operations. The decrease from existing operations was primarily due to the discontinuation of certain routes in Continental Europe following the completion of the restructuring of ERS in the first half of 2017 and decreased infrastructure revenues in the U.K.
All Other Revenues
Excluding the impact of foreign currency appreciation, all other revenues from our U.K./European Operations, which includes revenues from container sales, third-party car and locomotive repairs, property rentals and other ancillary revenues not directly related to the movement of freight, increased $13.1 million to $17.6 million for the three months ended September 30, 2017, compared with $4.5 million for the three months ended September 30, 2016. The increase included $11.1 million from new operations, primarily from container sales and container repairs at Pentalver, and $2.0 million from existing operations. The increase from existing operations was primarily due to increased crewing revenues in the U.K.

Operating Expenses
Total operating expenses from our U.K./European Operations increased $33.3 million, or 24.4%, to $169.6 million for the three months ended September 30, 2017, compared with $136.3 million for the three months ended September 30, 2016. The increase consisted of $38.0 million from new operations, partially offset by a $4.7 million decrease from existing operations. The decrease from existing operations included decreases of $5.4 million in equipment rents, $2.6 million in electricity used in train operations and $2.0 million in trackage rights, partially offset by increases of $2.3 million in restructuring costs, $1.0 million in diesel fuel used in train operations and $2.2 million due to the impact of foreign currency appreciation. The following table sets forth operating expenses from our U.K./European Operations for the three months ended September 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended September 30,				Increase/(Decrease)	Currency Impact	2016 Constant Currency*	Increase/(Decrease) Constant Currency*
	2017		2016
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$47,527	26.9%	$42,056	30.8%	$5,471	$142	$42,198	$5,329
Equipment rents	19,188	10.9%	21,012	15.4%	(1,824)	479	21,491	(2,303)
Purchased services	46,169	26.1%	29,701	21.7%	16,468	824	30,525	15,644
Depreciation and amortization	8,433	4.8%	6,627	4.9%	1,806	52	6,679	1,754
Diesel fuel used in train operations	11,598	6.6%	10,450	7.7%	1,148	146	10,596	1,002
Electricity used in train operations	765	0.4%	3,226	2.4%	(2,461)	130	3,356	(2,591)
Casualties and insurance	769	0.4%	1,169	0.9%	(400)	6	1,175	(406)
Materials	15,377	8.7%	4,712	3.4%	10,665	10	4,722	10,655
Trackage rights	9,107	5.2%	10,850	7.9%	(1,743)	283	11,133	(2,026)
Net gain on sale and impairment of assets	(168)	(0.1)%	(78)	(0.1)%	(90)	1	(77)	(91)
Restructuring costs	2,312	1.3%	39	—%	2,273	—	39	2,273
Other expenses	8,551	4.8%	6,568	4.8%	1,983	119	6,687	1,864
Total operating expenses	$169,628	96.0%	$136,332	99.8%	$33,296	$2,192	$138,524	$31,104
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following information discusses the significant changes in operating expenses from our U.K./European Operations excluding an increase of $2.2 million due to the impact of foreign currency appreciation.
Labor and benefits expense was $47.5 million for the three months ended September 30, 2017, compared with $42.2 million for the three months ended September 30, 2016, an increase of $5.3 million, or 12.6%. The increase consisted of $6.9 million from new operations, partially offset by a decrease of $1.6 million from existing operations. The decrease in existing operations was primarily due to reduced headcount as a result of the restructuring of the U.K. coal business and the discontinuation of certain routes in Continental Europe as part of our restructuring of ERS.
Equipment rents expense was $19.2 million for the three months ended September 30, 2017, compared with $21.5 million for the three months ended September 30, 2016, a decrease of $2.3 million, or 10.7%. The decrease consisted of $5.4 million from existing operations, partially offset by $3.1 million from new operations. The 2016 period included surplus lease costs in Continental Europe and higher locomotive lease costs in the U.K. that have since been renegotiated with more favorable terms resulting in lower equipment costs in 2017.
Purchased services expense, which consists of the costs of services provided by outside contractors for repairs and maintenance of locomotives, railcars and other equipment, as well as contract labor costs for crewing services, was $46.2 million for the three months ended September 30, 2017, compared with $30.5 million for the three months ended September 30, 2016, an increase of $15.6 million, or 51.2%. The increase consisted of $14.0 million from new operations and $1.7 million from existing operations. The increase from existing operations was primarily due to increased use of third-party contractors.
Depreciation and amortization expense was $8.4 million for the three months ended September 30, 2017, compared with $6.7 million for the three months ended September 30, 2016, an increase of $1.8 million, or 26.3%. The increase consisted of $1.2 million from new operations and $0.5 million from existing operations. The increase from existing operations was primarily attributable to a larger depreciable asset base in 2017 compared with 2016, reflecting capital spending in 2016.

Diesel fuel used in train operations was $11.6 million for the three months ended September 30, 2017, compared with $10.6 million for the three months ended September 30, 2016, an increase of $1.0 million, or 9.5%. The increase consisted of $0.6 million due to a 7.1% increase in average fuel cost per gallon and $0.4 million due to a 2.2% increase in diesel fuel consumption.
Electricity used in train operations was $0.8 million for the three months ended September 30, 2017, compared with $3.4 million for the three months ended September 30, 2016, a decrease of $2.6 million, or 77.2%. The decrease was primarily due to the reimbursement of prior year energy taxes as a result of an initiative by the German government, as well as the discontinuation of certain routes in Continental Europe as part of our restructuring plan.
Materials expense, which primarily consists of costs of containers sold to third parties, materials purchased for use in repairing and maintaining our locomotives, railcars, and other equipment as well as costs for general tools and supplies used in our business, was $15.4 million for the three months ended September 30, 2017, compared with $4.7 million for the three months ended September 30, 2016, an increase of $10.7 million. The increase consisted of $9.8 million from new operations and $0.8 million from existing operations.
Restructuring costs for the three months ended September 30, 2017 of $2.3 million included costs associated with the reorganization of certain activities in the U.K., as well as costs associated with ERS.
Other expenses were $8.6 million for the three months ended September 30, 2017, compared with $6.7 million for the three months ended September 30, 2016, an increase of $1.9 million, or 27.9%. The increase consisted of $2.7 million from new operations, partially offset by a decrease of $0.8 million from existing operations.
Operating Income/Operating Ratio
Our U.K./European Operations had operating income of $7.1 million for the three months ended September 30, 2017, compared with $0.3 million for the three months ended September 30, 2016. Operating income for the three months ended September 30, 2017 included $2.3 million of restructuring costs and $1.6 million of corporate development and related costs, primarily related to the acquisition and integration of Pentalver. Operating income for the three months ended September 30, 2016 included $0.3 million of corporate development and related costs. The operating ratio was 96.0% for the three months ended September 30, 2017, compared with 99.8% for the three months ended September 30, 2016.
Nine Months Ended September 30, 2017 Compared with Nine Months Ended September 30, 2016
Consolidated Operating Results
Operating Revenues
The following table sets forth our operating revenues and carloads by new operations and existing operations for the nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Nine Months Ended September 30,					Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations		Currency Impact
	2017				2016
	Total Operations	New Operations	Eliminations(a)	Existing Operations	Total Operations	Amount	%	Amount	%
Freight revenues	$1,161,635	$110,436	$—	$1,051,199	$1,017,003	$144,632	14.2%	$34,196	3.4%	$(11,058)
Freight-related revenues	387,881	46,830	(34,966)	376,017	396,666	(8,785)	(2.2)%	(20,649)	(5.2)%	(5,766)
All other revenues	86,952	19,630	—	67,322	71,324	15,628	21.9%	(4,002)	(5.6)%	(1,137)
Total operating revenues	$1,636,468	$176,896	$(34,966)	$1,494,538	$1,484,993	$151,475	10.2%	$9,545	0.6%	$(17,961)
Carloads	2,445,458	304,242	—	2,141,216	2,128,114	317,344	14.9%	13,102	0.6%

(a)	Represents revenues for services provided by Freightliner Australia to GRail, which were eliminated in our consolidated revenues.

Operating Expenses
Total operating expenses for the nine months ended September 30, 2017 increased $97.2 million, or 7.8%, to $1,346.2 million, compared with $1,249.0 million for the nine months ended September 30, 2016. The increase included $112.5 million from new operations, partially offset by a decrease of $15.3 million from existing operations. The decrease from existing operations was primarily due to a $17.9 million decrease from the net depreciation of foreign currencies relative to the United States dollar as well as decreases of $17.4 million in equipment rents and $3.6 million in electricity used in train operations. These decreases were partially offset by increases of $21.2 million in the cost of diesel fuel used in train operations, $7.9 million in depreciation and amortization, $4.3 million in labor and benefits, $3.3 million in purchased services, $3.2 million in casualties and insurance and $2.9 million in restructuring costs. Total operating expenses for the nine months ended September 30, 2016 included a $13.0 million impairment of a rolling-stock maintenance facility and an accounts receivable reserve of $8.1 million, both of which were associated with an iron ore/steel making customer in Australia that entered into voluntary administration in April 2016.
The following table sets forth our total operating expenses for the nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Nine Months Ended September 30,				Increase/(Decrease)	Currency Impact	2016 Constant Currency*	Increase/(Decrease)Constant Currency*
	2017		2016
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$496,128	30.3%	$475,297	32.0%	$20,831	$(7,805)	$467,492	$28,636
Equipment rents	100,399	6.1%	113,634	7.7%	(13,235)	(3,117)	110,517	(10,118)
Purchased services	176,358	10.8%	149,125	10.0%	27,233	(2,465)	146,660	29,698
Depreciation and amortization	186,509	11.4%	151,095	10.2%	35,414	(416)	150,679	35,830
Diesel fuel used in train operations	105,718	6.5%	83,851	5.7%	21,867	(1,047)	82,804	22,914
Electricity used in train operations	6,072	0.4%	9,895	0.7%	(3,823)	(259)	9,636	(3,564)
Casualties and insurance	33,346	2.0%	28,814	1.9%	4,532	(56)	28,758	4,588
Materials	77,861	4.8%	62,662	4.2%	15,199	(945)	61,717	16,144
Trackage rights	66,652	4.1%	64,509	4.3%	2,143	(1,029)	63,480	3,172
Net (gain)/loss on sale and impairment of assets	(1,096)	(0.1)%	11,993	0.8%	(13,089)	203	12,196	(13,292)
Restructuring costs	8,744	0.5%	6,320	0.4%	2,424	(453)	5,867	2,877
Other expenses	89,494	5.5%	91,757	6.2%	(2,263)	(495)	91,262	(1,768)
Total operating expenses	$1,346,185	82.3%	$1,248,952	84.1%	$97,233	$(17,884)	$1,231,068	$115,117
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
Operating Income/Operating Ratio
Operating income was $290.3 million for the nine months ended September 30, 2017, compared with $236.0 million for the nine months ended September 30, 2016. Operating income for the nine months ended September 30, 2017 included corporate development and related costs of $10.8 million, primarily related to the acquisition and integration of P&W and Pentalver, as well as expenses related to other corporate development projects, and restructuring costs of $8.7 million, primarily associated with our U.K./Europe Region. Operating income for the nine months ended September 30, 2016 included impairment and related costs of $21.1 million, consisting of a $13.0 million impairment of a rolling-stock maintenance facility and an accounts receivable reserve of $8.1 million, both of which were associated with an iron ore/steel making customer in Australia entering into voluntary administration. Operating income for the nine months ended September 30, 2016 also included corporate development and related costs of $7.3 million, primarily associated with the GRail and P&W transactions, and restructuring costs of $6.3 million, primarily related the restructuring of the U.K. coal business. Our operating ratio was 82.3% for the nine months ended September 30, 2017, compared with 84.1% for the nine months ended September 30, 2016.

Interest Expense
Interest expense was $80.4 million for the nine months ended September 30, 2017, compared with $53.0 million for the nine months ended September 30, 2016. The increase in interest expense was primarily due to a higher debt balance resulting from the GRail Transactions in December 2016, as well as higher interest rates in 2017 compared with 2016.
Provision for Income Taxes
Our effective income tax rate for the nine months ended September 30, 2017 was 38.9%, compared with 29.2% for the nine months ended September 30, 2016. Our provision for income taxes for the nine months ended September 30, 2017 included the recognition of $3.3 million of previously unrecognized tax benefits resulting from the lapse of the statute of limitations on acquired liabilities for uncertain tax positions and a tax provision of $1.3 million related to enacted state income tax rate changes. Our provision for income taxes for the nine months ended September 30, 2016 included an income tax benefit of $21.4 million associated with the United States Short Line Tax Credit, which expired of December 31, 2016, as well as an income tax benefit of $4.3 million associated with a reduction in the U.K. income tax rate, which was enacted in September 2016. Our provision for income taxes for the nine months ended September 30, 2016 also included a valuation allowance of A$2.6 million (or $2.0 million at the average exchange rate in March of 2016) associated with the impairment of GWA's now idle rolling-stock maintenance facility (see Note 2, Changes in Operations, to our Consolidated Financial Statements set forth in "Part I Item 1. Financial Statements" of this quarterly report) that was formerly used in connection with the Southern Iron rail haulage agreement with Arrium. For additional information regarding our provision for income taxes, see Note 10, Income Taxes, to our Consolidated Financial Statements set forth in "Part I Item 1. Financial Statements" of this quarterly report.
Net Income Attributable to G&W and Earnings Per Common Share
Net income attributable to G&W for the nine months ended September 30, 2017 was $122.5 million, compared with $132.2 million for the nine months ended September 30, 2016. Our basic EPS were $1.99 with 61.5 million weighted average shares outstanding for the nine months ended September 30, 2017, compared with basic EPS of $2.31 with 57.2 million weighted average shares outstanding for the nine months ended September 30, 2016. Our diluted EPS for the nine months ended September 30, 2017 were $1.96 with 62.4 million weighted average shares outstanding, compared with diluted EPS of $2.28 with 58.1 million weighted average shares outstanding for the nine months ended September 30, 2016. Our results for the nine months ended September 30, 2017 and 2016 included certain items affecting comparability between the periods as previously presented in the "Overview—Overview of Nine-Month Results—Items Affecting Comparability."

Operating Results by Segment
The following tables set forth results from our North American Operations, Australian Operations and U.K./European Operations for the nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Nine Months Ended September 30, 2017
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$719,622	$191,031	$250,982	$1,161,635
Freight-related revenues	186,814	36,089	164,978	387,881
All other revenues	47,641	4,866	34,445	86,952
Total operating revenues	$954,077	$231,986	$450,405	$1,636,468
Operating expenses:
Labor and benefits	315,210	52,447	128,471	496,128
Equipment rents	39,993	4,215	56,191	100,399
Purchased services	45,350	19,821	111,187	176,358
Depreciation and amortization	117,822	45,915	22,772	186,509
Diesel fuel used in train operations	54,038	18,913	32,767	105,718
Electricity used in train operations	—	—	6,072	6,072
Casualties and insurance	26,532	4,219	2,595	33,346
Materials	38,413	8,629	30,819	77,861
Trackage rights	28,732	10,392	27,528	66,652
Net gain on sale and impairment of assets	(870)	(59)	(167)	(1,096)
Restructuring costs	384	338	8,022	8,744
Other expenses	59,206	7,471	22,817	89,494
Total operating expenses	724,810	172,301	449,074	1,346,185
Operating income	$229,267	$59,685	$1,331	$290,283
Operating ratio	76.0%	74.3%	99.7%	82.3%
Interest expense, net	$29,928	$41,500	$7,732	$79,160
Provision for/(benefit from) income taxes	$78,133	$4,805	$(906)	$82,032
Expenditures for additions to property & equipment, net of grants from outside parties	$105,940	$9,721	$17,446	$133,107
Carloads	1,207,760	419,156	818,542	2,445,458

	Nine Months Ended September 30, 2016
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$681,154	$80,390	$255,459	$1,017,003
Freight-related revenues	184,627	76,142	135,897	396,666
All other revenues	48,766	4,699	17,859	71,324
Total operating revenues	$914,547	$161,231	$409,215	$1,484,993
Operating expenses:
Labor and benefits	295,603	49,321	130,373	475,297
Equipment rents	43,481	4,884	65,269	113,634
Purchased services	47,171	17,432	84,522	149,125
Depreciation and amortization	110,398	21,018	19,679	151,095
Diesel fuel used in train operations	41,578	14,042	28,231	83,851
Electricity used in train operations	—	—	9,895	9,895
Casualties and insurance	20,398	5,026	3,390	28,814
Materials	38,168	8,033	16,461	62,662
Trackage rights	26,799	7,201	30,509	64,509
Net (gain)/loss on sale and impairment of assets	(851)	12,992	(148)	11,993
Restructuring costs	805	789	4,726	6,320
Other expenses	54,843	18,491	18,423	91,757
Total operating expenses	678,393	159,229	411,330	1,248,952
Operating income/(loss)	$236,154	$2,002	$(2,115)	$236,041
Operating ratio	74.2%	98.8%	100.5%	84.1%
Interest expense, net	$29,730	$6,963	$15,529	$52,222
Provision for/(benefit from) income taxes	$59,354	$521	$(5,312)	$54,563
Expenditures for additions to property & equipment, net of grants from outside parties	$95,282	$8,094	$26,195	$129,571
Carloads	1,171,314	134,006	822,794	2,128,114
North American Operations
Operating Revenues
The following table sets forth our North American Operations operating revenues and carloads by new operations and existing operations for the nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Nine Months Ended September 30,				Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations		Currency Impact
	2017			2016
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%
Freight revenues	$719,622	$24,144	$695,478	$681,154	$38,468	5.6%	$14,324	2.1%	$482
Freight-related revenues	186,814	875	185,939	184,627	2,187	1.2%	1,312	0.7%	179
All other revenues	47,641	853	46,788	48,766	(1,125)	(2.3)%	(1,978)	(4.1)%	105
Total operating revenues	$954,077	$25,872	$928,205	$914,547	$39,530	4.3%	$13,658	1.5%	$766
Carloads	1,207,760	32,757	1,175,003	1,171,314	36,446	3.1%	3,689	0.3%

Freight Revenues
The following table sets forth the changes in our North American Operations freight revenues by commodity group segregated into new operations and existing operations for the nine months ended September 30, 2017 and 2016 (dollars in thousands):

			Increase/(Decrease) in Total Operations	New Operations	Currency Impact	2016 Constant Currency*	Increase/(Decrease) in Existing Operations Constant Currency*
	Nine Months Ended September 30,
Commodity Group	2017	2016
Agricultural Products	$92,956	$84,601	$8,355	1,328	$66	84,667	6,961
Autos & Auto Parts	17,019	13,373	3,646	2,092	9	13,382	1,545
Chemicals & Plastics	111,660	103,569	8,091	6,493	95	103,664	1,503
Coal & Coke	57,123	53,311	3,812	—	25	53,336	3,787
Food & Kindred Products	24,856	24,956	(100)	508	11	24,967	(619)
Intermodal	726	12	714	725	—	12	(11)
Lumber & Forest Products	64,903	63,013	1,890	1,680	28	63,041	182
Metallic Ores	10,519	13,078	(2,559)	1	16	13,094	(2,576)
Metals	78,681	78,327	354	1,780	59	78,386	(1,485)
Minerals & Stone	97,446	85,440	12,006	5,797	28	85,468	6,181
Petroleum Products	50,696	52,335	(1,639)	1,299	38	52,373	(2,976)
Pulp & Paper	79,690	79,087	603	1,068	105	79,192	(570)
Waste	19,000	15,552	3,448	850	2	15,554	2,596
Other	14,347	14,500	(153)	523	—	14,500	(676)
Total freight revenues	$719,622	$681,154	$38,468	24,144	$482	$681,636	$13,842
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.

The following table sets forth our North American Operations freight revenues, carloads and average freight revenues per carload for the nine months ended September 30, 2017 and 2016 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads		Average Freight Revenues Per Carload

	Nine Months Ended September 30,				Nine Months Ended September 30,		Nine Months Ended September 30,
	2017		2016 Constant Currency*
Commodity Group	Amount	% of Total	Amount	% of Total	2017	2016	2017	2016	2016 Constant Currency*
Agricultural Products	$92,956	13.0%	$84,667	12.4%	157,792	159,369	$589	$531	$531
Autos & Auto Parts	17,019	2.4%	13,382	2.0%	27,705	21,987	614	608	609
Chemicals & Plastics	111,660	15.5%	103,664	15.2%	134,561	131,636	830	787	788
Coal & Coke	57,123	7.9%	53,336	7.8%	170,664	157,943	335	338	338
Food & Kindred Products	24,856	3.5%	24,967	3.7%	44,091	44,969	564	555	555
Intermodal	726	0.1%	12	—%	7,313	136	99	88	88
Lumber & Forest Products	64,903	9.0%	63,041	9.3%	105,020	104,646	618	602	602
Metallic Ores	10,519	1.5%	13,094	1.9%	13,840	16,883	760	775	776
Metals	78,681	10.9%	78,386	11.5%	104,496	103,764	753	755	755
Minerals & Stone	97,446	13.5%	85,468	12.5%	160,917	149,093	606	573	573
Petroleum Products	50,696	7.0%	52,373	7.7%	73,821	76,410	687	685	685
Pulp & Paper	79,690	11.1%	79,192	11.6%	120,831	124,017	660	638	639
Waste	19,000	2.6%	15,554	2.3%	39,461	33,226	481	468	468
Other	14,347	2.0%	14,500	2.1%	47,248	47,235	304	307	307
Total	$719,622	100.0%	$681,636	100.0%	1,207,760	1,171,314	$596	$582	$582
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
Total traffic from our North American Operations increased 36,446 carloads, or 3.1%, for the nine months ended September 30, 2017, compared with the same period in 2016. The increase consisted of 32,757 carloads from new operations and 3,689 carloads from existing operations. The increase in traffic from existing operations was principally due to increases of 12,721 carloads of coal and coke traffic, 5,124 carloads of waste traffic, 3,150 carloads of minerals and stone traffic and 2,788 carloads of autos and auto parts traffic, partially offset by decreases of 3,880 carloads of pulp and paper traffic, 3,725 carloads of petroleum products traffic, 3,043 carloads of metallic ores traffic, 2,740 carloads of agricultural products traffic, 1,739 carloads of lumber and forest products traffic and 1,601 carloads of food and kindred products traffic. All remaining traffic decreased by 3,366 carloads.
Changes in average freight revenues per carload in a commodity group may be impacted by changes in customer rates and fuel surcharges, as well as changes in the mix of customer traffic within a commodity group. Average freight revenues per carload from our North American Operations increased 2.4% to $596 for the nine months ended September 30, 2017, compared with the same period in 2016. Average freight revenues per carload from existing operations increased 1.7% to $592 for the nine months ended September 30, 2017, compared with the same period in 2016. A change in the mix of commodities decreased average freight revenues per carload by 0.7%, while higher fuel surcharges increased average freight revenues per carload by 0.4%. Excluding these factors, average freight revenues per carload from our North American Operations increased 2.0%.
The following information discusses the significant changes in our North American Operations freight revenues from existing operations by commodity group excluding the impact of foreign currency.

Agricultural products revenues increased $7.0 million, or 8.2%. Agricultural products average freight revenues per carload increased 10.2%, which increased revenues by $8.6 million, while traffic decreased 2,740 carloads, or 1.7%, which decreased revenues by $1.6 million. The increase in average freight revenues per carload was primarily driven by a change in the mix of business. The carload decrease was primarily due to reduced shipments as a result of modal competition, reduced export demand in the midwestern United States and plant closures in the southern United States, partially offset by increased grain shipments in the central United States during the first half of 2017.
Autos and auto parts revenues increased $1.5 million, or 11.5%, primarily due to a traffic increase of 2,788 carloads, or 12.7%, as a result of import spot shipments in the western United States and increased shipments in the midwestern United States related to a model conversion.
Chemicals and plastics revenues increased $1.5 million, or 1.4%. Chemicals and plastics average freight revenues per carload increased 2.5%, which increased revenues by $2.7 million, while traffic decreased 1,486 carloads, or 1.1%, which decreased revenues by $1.2 million. The carload decrease was primarily due to decreased shipments of industrial chemicals in the western United States.
Coal and coke revenues increased $3.8 million, or 7.1%, primarily due to a traffic increase of 12,721 carloads, or 8.1%, as a result of increased demand for coal power generation in the midwestern United States.
Metallic ores revenues decreased $2.6 million, or 19.7%, primarily due to a traffic decrease of 3,043 carloads, or 18.0%. The carload decrease was primarily due to the idling of an alumina customer facility in the southern United States in 2016 and lower production from a copper mining customer in the western United States.
Metals revenues decreased $1.5 million, or 1.9%. Metals average freight revenues per carload decreased 1.2%, which decreased revenues by $0.9 million, and traffic decreased 728 carloads, or 0.7%, which decreased revenues by $0.5 million. The carload decrease was primarily due to decreased shipments of pig iron.
Minerals and stone revenues increased $6.2 million, or 7.2%. Minerals and stone average freight revenues per carload increased 5.1%, which increased revenues by $4.3 million, and traffic increased 3,150 carloads, or 2.1%, which increased revenues by $1.9 million. The carload increase was primarily due to increased cement, clay, rock salt and frac sand shipments, partially offset by decreased shipments of construction aggregates.
Petroleum products revenues decreased $3.0 million, or 5.7%, primarily due to a traffic decrease of 3,725 carloads, or 4.9%. The carload decrease was primarily due to decreased shipments of liquid petroleum gases in the midwestern and western United States.
Waste revenues increased $2.6 million, or 16.7%, primarily due to a traffic increase of 5,124 carloads, or 15.4%, primarily resulting from new and expanded contracts in the midwestern United States.
Freight revenues from all remaining commodities combined decreased by a net $1.7 million.
Freight-Related Revenues
Excluding a $0.2 million increase due to the impact of foreign currency appreciation, freight-related revenues from our North American Operations, which includes revenues from railcar switching, track access rights, crewing services, storage and other ancillary revenues related to the movement of freight, increased $2.0 million, or 1.1%, to $186.8 million for the nine months ended September 30, 2017, compared with $184.8 million for the nine months ended September 30, 2016. The increase consisted of $1.1 million from existing operations and $0.9 million from new operations. The increase from existing operations was primarily due to the recognition of revenue from a multi-year take-or-pay volume shortfall under a crude-by-rail contract and increased storage revenues, partially offset by decreased demurrage revenues.
All Other Revenues
Excluding a $0.1 million increase due to the impact of foreign currency appreciation, all other revenues from our North American Operations, which includes revenues from third-party railcar and locomotive repairs, property rentals, railroad construction and other ancillary revenues not directly related to the movement of freight, decreased $1.2 million, or 2.5%, to $47.6 million for the nine months ended September 30, 2017, compared with $48.9 million for the nine months ended September 30, 2016. The decrease included $2.1 million from existing operations, partially offset by $0.9 million from new operations.

Operating Expenses
Total operating expenses from our North American Operations increased $46.4 million, or 6.8%, to $724.8 million for the nine months ended September 30, 2017, compared with $678.4 million for the nine months ended September 30, 2016. The increase consisted of $25.2 million from new operations and $21.2 million from existing operations. The increase from existing operations was primarily due to an increase of $10.7 million in diesel fuel used in train operations, $6.9 million in labor and benefits, $5.6 million in depreciation and amortization and $5.2 million in casualties and insurance, partially offset by decreases of $5.7 million in equipment rents and $4.4 million in purchased services. In addition, the change from existing operations included a $0.7 million increase due to the impact of foreign currency appreciation.
The following table sets forth operating expenses from our North American Operations for the nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Nine Months Ended September 30,							Increase/(Decrease) Constant Currency*
	2017		2016			Currency Impact	2016 Constant Currency*
	Amount	% of Operating Revenues	Amount	% of Operating Revenues	Increase/(Decrease)
Labor and benefits	$315,210	33.1%	$295,603	32.3%	$19,607	$281	$295,884	$19,326
Equipment rents	39,993	4.2%	43,481	4.8%	(3,488)	45	43,526	(3,533)
Purchased services	45,350	4.8%	47,171	5.2%	(1,821)	40	47,211	(1,861)
Depreciation and amortization	117,822	12.3%	110,398	12.1%	7,424	181	110,579	7,243
Diesel fuel used in train operations	54,038	5.7%	41,578	4.5%	12,460	67	41,645	12,393
Casualties and insurance	26,532	2.8%	20,398	2.2%	6,134	13	20,411	6,121
Materials	38,413	4.0%	38,168	4.2%	245	49	38,217	196
Trackage rights	28,732	3.0%	26,799	2.9%	1,933	7	26,806	1,926
Net gain on sale and impairment of assets	(870)	(0.1)%	(851)	(0.1)%	(19)	(5)	(856)	(14)
Restructuring costs	384	—%	805	0.1%	(421)	—	805	(421)
Other expenses	59,206	6.2%	54,843	6.0%	4,363	59	54,902	4,304
Total operating expenses	$724,810	76.0%	$678,393	74.2%	$46,417	$737	$679,130	$45,680
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following information discusses the significant changes in operating expenses of our North American Operations excluding an increase of $0.7 million due to the impact of foreign currency appreciation.
Labor and benefits expense was $315.2 million for the nine months ended September 30, 2017, compared with $295.9 million for the nine months ended September 30, 2016, an increase of $19.3 million, or 6.5%. The increase consisted of $12.4 million from new operations, of which $2.7 million related to the P&W integration primarily due to severance costs, and $6.9 million, or 2.3%, from existing operations. The increase from existing operations was due primarily to annual wage increases.
Equipment rents expense was $40.0 million for the nine months ended September 30, 2017, compared with $43.5 million for the nine months ended September 30, 2016, a decrease of $3.5 million, or 8.1%. The decrease consisted of $5.7 million from existing operations, partially offset by $2.2 million from new operations. The decrease from existing operations was primarily due to reduced leased freight car expense due to certain leased cars being returned to lessors or converted to per diem leases, reduced leased locomotive expense due to buyouts of certain of our locomotive leases and reduced car hire expense.
Purchased services expense, which consists of the costs of services provided by outside contractors for repairs and maintenance of track property, locomotives, railcars and other equipment, as well as contract labor costs for crewing services, was $45.4 million for the nine months ended September 30, 2017, compared with $47.2 million for the nine months ended September 30, 2016, a decrease of $1.9 million, or 3.9%. The decrease consisted of $4.4 million from existing operations, partially offset by $2.6 million from new operations. The decrease from existing operations was primarily due to a reduction in the use of third-party contractors for track repairs.
Depreciation and amortization expense was $117.8 million for the nine months ended September 30, 2017, compared with $110.6 million for the nine months ended September 30, 2016, an increase of $7.2 million, or 6.6%. The increase consisted of $5.6 million from existing operations and $1.6 million from new operations. The increase from existing operations was primarily attributable to a larger depreciable asset base in 2017 compared with 2016, reflecting capital spending in 2016.

The cost of diesel fuel used in train operations was $54.0 million for the nine months ended September 30, 2017, compared with $41.6 million for the nine months ended September 30, 2016, an increase of $12.4 million, or 29.8%. The increase consisted of $10.7 million from existing operations and $1.7 million from new operations. The increase from existing operations consisted of $9.3 million due to a 22.0% increase in average fuel cost per gallon and $1.4 million due to a 3.1% increase in diesel fuel consumption.
Casualties and insurance expense was $26.5 million for the nine months ended September 30, 2017, compared with $20.4 million for the nine months ended September 30, 2016, an increase of $6.1 million, or 30.0%. The increase consisted of $5.2 million from existing operations and $0.9 million from new operations. The increase from existing operations was primarily attributable to an increase in derailments and washout expense in 2017.
Other expenses were $59.2 million for the nine months ended September 30, 2017, compared with $54.9 million for the nine months ended September 30, 2016, an increase of $4.3 million, or 7.8%. The increase consisted of $2.9 million from existing operations and $1.4 million from new operations. The increase from existing operations was primarily attributable to corporate development and related costs.
Operating Income/Operating Ratio
Operating income from our North American Operations was $229.3 million for the nine months ended September 30, 2017, compared with $236.2 million for the nine months ended September 30, 2016. Operating income for the nine months ended September 30, 2017 included corporate development and related costs of $7.4 million, about half of which related to the integration of P&W and the remainder to other corporate development projects. Operating income for the nine months ended September 30, 2016 included corporate development and related costs of $3.2 million and restructuring costs of $0.8 million. The operating ratio was 76.0% for the nine months ended September 30, 2017, compared with 74.2% for the nine months ended September 30, 2016.
Australian Operations
Operating Revenues
The following table sets forth our Australian Operations operating revenues and carloads by new operations and existing operations for the nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Nine Months Ended September 30,					Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations		Currency Impact
	2017				2016
	Total Operations	New Operations	Eliminations(a)	Existing Operations	Total Operations	Amount	%	Amount	%
Freight revenues	$191,031	$86,292	$—	$104,739	$80,390	$110,641	NM	$24,349	30.3%	$2,616
Freight-related revenues	36,089	—	(34,966)	71,055	76,142	(40,053)	(52.6)%	(5,087)	(6.7)%	2,414
All other revenues	4,866	—	—	4,866	4,699	167	3.6%	167	3.6%	142
Total operating revenues	$231,986	$86,292	$(34,966)	$180,660	$161,231	$70,755	43.9%	$19,429	12.1%	$5,172
Carloads	419,156	271,485	—	147,671	134,006	285,150	NM	13,665	10.2%
(a) Represents revenues for services provided by Freightliner Australia to GRail, which were eliminated in our consolidated revenues.

Freight Revenues
The following table sets forth the changes in our Australian Operations freight revenues by commodity group segregated into new operations and existing operations for the nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Nine Months Ended		Increase/(Decrease) in Total Operations	New Operations	Currency Impact	2016 Constant Currency*	Increase/(Decrease) Existing Operations Constant Currency*
	September 30,
Commodity Group	2017	2016
Agricultural Products	$17,737	$13,319	$4,418	$—	$430	$13,749	$3,988
Coal and Coke	86,292	—	86,292	86,292	—	—	—
Intermodal	52,113	49,305	2,808	—	1,579	50,884	1,229
Metallic Ores	29,595	11,490	18,105	—	401	11,891	17,704
Minerals & Stone	4,787	5,698	(911)	—	186	5,884	(1,097)
Petroleum Products	507	578	(71)	—	20	598	(91)
Total freight revenues	$191,031	$80,390	$110,641	$86,292	$2,616	83,006	$21,733
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following table sets forth our Australian Operations freight revenues, carloads and average freight revenues per carload for the nine months ended September 30, 2017 and 2016 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads		Average Freight Revenues Per Carload

	Nine Months Ended September 30,				Nine Months Ended September 30,		Nine Months Ended September 30,
	2017		2016 Constant Currency*
Commodity Group	Amount	% of Total	Amount	% of Total	2017	2016	2017	2016	2016 Constant Currency*
Agricultural Products	$17,737	9.3%	$13,749	16.6%	43,804	32,701	$405	$407	$420
Coal & Coke	86,292	45.1%	—	—%	271,485	—	318	—	—
Intermodal	52,113	27.3%	50,884	61.3%	44,153	44,360	1,180	1,111	1,147
Metallic Ores	29,595	15.5%	11,891	14.3%	24,114	9,182	1,227	1,251	1,295
Minerals & Stone	4,787	2.5%	5,884	7.1%	35,394	47,552	135	120	124
Petroleum Products	507	0.3%	598	0.7%	206	211	2,461	2,739	2,834
Total	$191,031	100.0%	$83,006	100.0%	419,156	134,006	$456	$600	$619
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
Total traffic from our Australian Operations increased 285,150 carloads for the nine months ended September 30, 2017, compared with the same period in 2016. The increase consisted of 271,485 carloads from new operations and 13,665 carloads from existing operations. The increase in traffic from existing operations was principally due to increases of 14,932 carloads of metallic ores traffic and 11,103 carloads of agricultural products traffic, partially offset by a decrease of 12,158 carloads of minerals and stone traffic. All remaining traffic decreased by 212 carloads.
Changes in average freight revenues per carload in a commodity group may be impacted by changes in customer rates and fuel surcharges, as well as changes in the mix of customer traffic within a commodity group. Excluding the impact of foreign currency, average freight revenues per carload from our Australian Operations decreased 26.3% to $456 for the nine months ended September 30, 2017, compared with the same period in 2016. Average freight revenues per carload from existing operations excluding the impact of foreign currency increased 14.5% to $709 for the nine months ended September 30, 2017, compared with the same period in 2016. The increase in average freight revenues per carload from existing operations was primarily due to increased metallic ores shipments as a result of the recommencement of operations at two previously closed iron ore and manganese mines and decreased minerals and stone shipments due to a temporary maintenance outage at a customer port facility.
The following information discusses the significant changes in our Australian Operations freight revenues from existing operations by commodity group excluding the impact of foreign currency.

Agricultural products revenues increased $4.0 million, or 29.0%. Agricultural products traffic increased 11,103 carloads, or 34.0%, which increased revenues by $4.5 million, while average freight revenues per carload decreased 3.6%, which decreased revenues by $0.5 million. The carload increase was primarily due to stronger mainland grain shipments.
Intermodal revenues increased $1.2 million, or 2.4%, primarily due to an increase in average freight revenues per carload of 2.9%. The increase in average freight revenues per carload was primarily due to higher fuel surcharges.
Metallic ores revenues increased $17.7 million. Metallic ores traffic increased 14,932 carloads, which increased revenues by $18.3 million, while average freight revenues per carload decreased 5.3%, which decreased revenues by $0.6 million. The carload increase was primarily due to the recommencement of operations at two previously closed iron ore and manganese mines.
Minerals and stone revenues decreased $1.1 million, or 18.6%, primarily due to a traffic decrease of 12,158 carloads, or 25.6%. The carload decrease was primarily due to a temporary maintenance outage at a customer port facility.
Freight revenues from all remaining commodities combined decreased by less than $0.1 million.
Freight-Related Revenues
Excluding a $2.4 million increase due to the impact of foreign currency appreciation, freight-related revenues from our Australian Operations, which includes revenues from railcar switching, track access rights, crewing services, storage and other ancillary revenues related to the movement of freight, decreased $42.5 million, or 54.1%, to $36.1 million for the nine months ended September 30, 2017, compared with $78.6 million for the nine months ended September 30, 2016. Excluding $35.0 million of freight-related revenues for services provided by Freightliner Australia to GRail for the for the nine months ended September 30, 2017, which were eliminated in our consolidated freight-related revenues, our freight-related revenues from existing operations decreased $7.5 million. The decrease from existing operations was primarily due to the loss of the fixed payments from Arrium that we received in the first quarter of 2016 associated with our rail haulage agreement to serve their Southern Iron mine that is now closed and shipments of stockpiled manganese in 2016 at a previously closed customer mine facility. The decrease was partially offset by an increase in agricultural products-related switching revenues in 2017.
All Other Revenues
Excluding a $0.1 million increase due to the impact of foreign currency appreciation, all other revenues from our Australian Operations, which includes revenues from third-party railcar and locomotive repairs, property rentals and other ancillary revenues not directly related to the movement of freight, increased to $4.9 million for the nine months ended September 30, 2017, compared with $4.8 million for the nine months ended September 30, 2016.
Operating Expenses
Total operating expenses from our Australian Operations for the nine months ended September 30, 2017 increased $13.1 million, or 8.2%, to $172.3 million, compared with $159.2 million for the nine months ended September 30, 2016. The increase consisted of $25.7 million from new operations, partially offset by a decrease of $12.7 million from existing operations. Operating expenses for the nine months ended September 30, 2016 included a $13.0 million impairment of a rolling-stock maintenance facility and an accounts receivable reserve of $8.1 million, both of which were associated with an iron ore/steel making customer entering into voluntary administration. In addition, the change from existing operations included a $4.9 million increase due to the impact of foreign currency appreciation.

The following table sets forth operating expenses from our Australian Operations for the nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Nine Months Ended September 30,							Increase/(Decrease) Constant Currency*
	2017		2016			Currency Impact	2016 Constant Currency*
	Amount	% of Operating Revenues	Amount	% of Operating Revenues	Increase/(Decrease)
Labor and benefits	$52,447	22.7%	$49,321	30.6%	$3,126	$1,626	$50,947	$1,500
Equipment rents	4,215	1.8%	4,884	3.0%	(669)	162	5,046	(831)
Purchased services	19,821	8.5%	17,432	10.8%	2,389	560	17,992	1,829
Depreciation and amortization	45,915	19.8%	21,018	13.0%	24,897	696	21,714	24,201
Diesel fuel used in train operations	18,913	8.2%	14,042	8.7%	4,871	458	14,500	4,413
Casualties and insurance	4,219	1.8%	5,026	3.1%	(807)	168	5,194	(975)
Materials	8,629	3.7%	8,033	5.0%	596	266	8,299	330
Trackage rights	10,392	4.5%	7,201	4.5%	3,191	242	7,443	2,949
Net (gain)/loss on sale and impairment of assets	(59)	—%	12,992	8.1%	(13,051)	200	13,192	(13,251)
Restructuring costs	338	0.1%	789	0.5%	(451)	13	802	(464)
Other expenses	7,471	3.2%	18,491	11.5%	(11,020)	462	18,953	(11,482)
Total operating expenses	$172,301	74.3%	$159,229	98.8%	$13,072	$4,853	$164,082	$8,219
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following information discusses the significant changes in operating expenses of our Australian Operations excluding an increase of $4.9 million due to the impact of foreign currency appreciation.
Depreciation and amortization expense was $45.9 million for the nine months ended September 30, 2017, compared with $21.7 million for the nine months ended September 30, 2016, an increase of $24.2 million. The increase was primarily attributable to new operations.
The cost of diesel fuel used in train operations was $18.9 million for the nine months ended September 30, 2017, compared with $14.5 million for the nine months ended September 30, 2016, an increase of $4.4 million, or 30.4%. The increase consisted of $2.7 million due to an 18.4% increase in average fuel cost per gallon and $1.7 million due to a 10.2% increase in diesel fuel consumption.
Trackage rights expense was $10.4 million for the nine months ended September 30, 2017, compared with $7.4 million for the nine months ended September 30, 2016, an increase of $2.9 million, or 39.6%. The increase was primarily attributable to services for an iron ore customer that recommenced operations in July 2016, as well as increased grain shipments.
Net (gain)/loss on the sale and impairment of assets for the nine months ended September 30, 2016 of $13.0 million was primarily related to the impairment of a rolling-stock maintenance facility resulting from an iron ore/steel making customer entering voluntary administration.
Other expenses were $7.5 million for the nine months ended September 30, 2017, compared with $19.0 million for the nine months ended September 30, 2016, a decrease of $11.5 million, or 60.6%. The decrease was primarily due to an accounts receivable reserve recorded during the nine months ended September 30, 2016 associated with an iron ore/steel making customer entering into voluntary administration and corporate development and related costs associated with the GRail Transactions.

Operating Income/Operating Ratio
Operating income from our Australian Operations was $59.7 million for the nine months ended September 30, 2017, compared with $2.0 million for the nine months ended September 30, 2016. Operating income for the nine months ended September 30, 2017 included $0.3 million of restructuring costs. For the nine months ended September 30, 2016, our Australian Operations recorded charges of $21.1 million, including a $13.0 million impairment of a rolling-stock maintenance facility and an associated accounts receivable reserve of $8.1 million, resulting from an iron ore/steel making customer entering voluntary administration. Operating income for the nine months ended September 30, 2016 also included $3.9 million of corporate development and related costs, primarily associated with the GRail Transactions, and $0.8 million of restructuring costs. The operating ratio was 74.3% for the nine months ended September 30, 2017, compared with 98.8% for the nine months ended September 30, 2016.
U.K./European Operations
Operating Revenues
The following table sets forth our U.K./European Operations operating revenues and carloads by new operations and existing operations for the nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Nine Months Ended September 30,				Increase/(Decrease) in Total Operations		Decrease in Existing Operations
	2017			2016
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%	Currency Impact
Freight revenues	$250,982	$—	$250,982	$255,459	$(4,477)	(1.8)%	$(4,477)	(1.8)%	$(14,156)
Freight-related revenues	164,978	45,955	119,023	135,897	29,081	21.4%	(16,874)	(12.4)%	(8,359)
All other revenues	34,445	18,777	15,668	17,859	16,586	92.9%	(2,191)	(12.3)%	(1,384)
Total operating revenues	$450,405	$64,732	$385,673	$409,215	$41,190	10.1%	$(23,542)	(5.8)%	$(23,899)
Carloads	818,542	—	818,542	822,794	(4,252)	(0.5)%	(4,252)	(0.5)%
Freight Revenues
The following table sets forth the changes in our U.K./European Operations freight revenues by commodity group for the nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Nine Months Ended September 30,				Increase/(Decrease)	Currency Impact	2016 Constant Currency*	Increase/(Decrease) Constant Currency*
	2017		2016
Commodity Group	Amount	% of Total	Amount	% of Total
Agricultural Products	$3,532	1.4%	$1,364	0.5%	$2,168	$36	1,400	$2,132
Coal & Coke	7,464	3.0%	10,951	4.3%	(3,487)	(737)	10,214	(2,750)
Intermodal	190,163	75.7%	201,001	78.8%	(10,838)	(13,092)	187,909	2,254
Lumber & Forest Products	—		126	—%	(126)	(2)	124	(124)
Metallic Ores	—	—%	40	—%	(40)	1	41	(41)
Minerals & Stone	49,823	19.9%	41,977	16.4%	7,846	(362)	41,615	8,208
Total freight revenues	$250,982	100.0%	$255,459	100.0%	$(4,477)	$(14,156)	241,303	$9,679
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.

The following table sets forth our U.K./European Operations freight revenues, carloads and average freight revenues per carload for the nine months ended September 30, 2017 and 2016 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads		Average Freight Revenues Per Carload

	Nine Months Ended September 30,				Nine Months Ended September 30,		Nine Months Ended September 30,
	2017		2016 Constant Currency*
Commodity Group	Amount	% of Total	Amount	% of Total	2017	2016	2017	2016	2016 Constant Currency*
Agricultural Products	$3,532	1.4%	$1,400	0.6%	3,036	1,494	$1,163	$913	$937
Coal & Coke	7,464	3.0%	10,214	4.2%	18,333	26,589	407	412	384
Intermodal	190,163	75.7%	187,909	77.9%	669,963	679,693	284	296	276
Lumber & Forest Products	—		124	0.1%	—	315	—	400	394
Metallic Ores	—	—%	41	—%	—	93	—	430	441
Minerals & Stone	49,823	19.9%	41,615	17.2%	127,210	114,610	392	366	363
Total	$250,982	100.0%	$241,303	100.0%	818,542	822,794	$307	$310	$293
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
Total traffic from our U.K./European Operations decreased 4,252 carloads, or 0.5%, for the nine months ended September 30, 2017, compared with the same period in 2016. The traffic decrease was principally due to decreases of 9,730 carloads of intermodal traffic and 8,256 carloads of coal and coke traffic, partially offset by increases of 12,600 carloads of minerals and stone traffic and 1,542 carloads of agricultural products traffic. All remaining traffic decreased by 408 carloads.
Changes in average freight revenues per carload in a commodity group may be impacted by changes in customer rates and fuel surcharges, as well as changes in the mix of customer traffic within a commodity group. Excluding the impact of foreign currency, average freight revenues per carload from our U.K./European Operations increased 4.8% to $307 for the nine months ended September 30, 2017, compared with the same period in 2016.
The following information discusses the significant changes in our U.K./European Operations freight revenues by commodity group excluding the impact of foreign currency.
Agricultural products revenues increased $2.1 million, primarily due to a traffic increase of 1,542 carloads in Poland due to the development of new business.
Coal and coke revenues decreased $2.8 million, or 26.9%. Coal and coke traffic decreased 8,256 carloads, or 31.1%, which decreased revenues by $3.4 million, while average freight revenues per carload increased 6.0%, which increased revenues by $0.6 million. The carload decrease was primarily due to lower demand for steam coal in the U.K., largely as a result of competition from natural gas power generation and an increase in the carbon tax, partially offset by increased spot traffic in Poland.
Intermodal revenues increased $2.3 million, or 1.2%. Intermodal average freight revenues per carload increased 2.9%, which increased revenues by $5.0 million, while traffic decreased 9,730 carloads, or 1.4%, which decreased revenues by $2.8 million. The carload decrease was primarily due to lower volumes in Continental Europe in 2017 due to the discontinuation of certain routes as part of our restructuring plan, partially offset by higher intermodal volumes in the U.K.
Minerals and stone revenues increased $8.2 million, or 19.7%. Minerals and stone traffic increased 12,600 carloads, or 11.0%, which increased revenues by $4.9 million, and average freight revenues per carload increased 8.0%, which increased revenues by $3.3 million. The carload increase was primarily due to higher construction aggregates shipments in Poland. The increase in average freight revenues per carload was primarily due to a change in the mix of business in the U.K.
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

Excluding an $8.4 million decrease due to the impact of foreign currency depreciation, freight-related revenues from our U.K./European Operations increased $37.4 million, or 29.4%, to $165.0 million for the nine months ended September 30, 2017, compared with $127.5 million for the nine months ended September 30, 2016. The increase in freight-related revenues consisted of $46.0 million from new operations, partially offset by a decrease of $8.5 million from existing operations. The decrease from existing operations was primarily due to the discontinuation of certain routes in Continental Europe following the completion of the restructuring of ERS in the first half of 2017 and decreased U.K. infrastructure revenues, partially offset by increased switching revenues in the U.K.
All Other Revenues
Excluding a $1.4 million decrease due to the impact of foreign currency depreciation, all other revenues from our U.K./European Operations, which includes revenues from container sales, third-party car and locomotive repairs, property rentals and other ancillary revenues not directly related to the movement of freight, increased $18.0 million to $34.4 million for the nine months ended September 30, 2017, compared with $16.5 million for the nine months ended September 30, 2016. The increase consisted of $18.8 million from new operations, primarily from container sales and container repairs at Pentalver, partially offset by a decrease of $0.8 million from existing operations. The decrease from existing operations was primarily due to reduced management and technical support revenues in Saudi Arabia resulting primarily from the timing of project deliverables, partially offset by increased crewing revenues.
Operating Expenses
Total operating expenses from our U.K./European Operations were $449.1 million for the nine months ended September 30, 2017, compared with $411.3 million for the nine months ended September 30, 2016, an increase of $37.7 million, or 9.2%. The increase included $61.6 million from new operations, partially offset by a decrease of $23.9 million from existing operations. The decrease from existing operations included a $23.5 million decrease due to the impact of foreign currency depreciation.
The following table sets forth operating expenses from our U.K./European Operations for the nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Nine Months Ended September 30,							Increase/(Decrease) Constant Currency*
	2017		2016			Currency Impact	2016 Constant Currency*
	Amount	% of Operating Revenues	Amount	% of Operating Revenues	Increase/(Decrease)
Labor and benefits	$128,471	28.4%	$130,373	31.8%	$(1,902)	$(9,712)	$120,661	$7,810
Equipment rents	56,191	12.5%	65,269	15.9%	(9,078)	(3,324)	61,945	(5,754)
Purchased services	111,187	24.7%	84,522	20.7%	26,665	(3,065)	81,457	29,730
Depreciation and amortization	22,772	5.1%	19,679	4.8%	3,093	(1,293)	18,386	4,386
Diesel fuel used in train operations	32,767	7.3%	28,231	6.9%	4,536	(1,572)	26,659	6,108
Electricity used in train operations	6,072	1.3%	9,895	2.4%	(3,823)	(259)	9,636	(3,564)
Casualties and insurance	2,595	0.6%	3,390	0.8%	(795)	(237)	3,153	(558)
Materials	30,819	6.8%	16,461	4.0%	14,358	(1,260)	15,201	15,618
Trackage rights	27,528	6.1%	30,509	7.5%	(2,981)	(1,278)	29,231	(1,703)
Net loss/(gain) on sale and impairment of assets	(167)	—%	(148)	—%	(19)	8	(140)	(27)
Restructuring costs	8,022	1.8%	4,726	1.2%	3,296	(466)	4,260	3,762
Other expenses	22,817	5.1%	18,423	4.5%	4,394	(1,016)	17,407	5,410
Total operating expenses	$449,074	99.7%	$411,330	100.5%	$37,744	$(23,474)	$387,856	$61,218
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following information discusses the significant changes in operating expenses of our U.K./European Operations excluding a decrease of $23.5 million due to the impact of foreign currency depreciation.
Labor and benefits expense was $128.5 million for the nine months ended September 30, 2017, compared with $120.7 million for the nine months ended September 30, 2016, an increase of $7.8 million, or 6.5%. The increase consisted of $11.7 million from new operations, partially offset by a decrease of $3.9 million, or 3.2%, from existing operations. The decrease from existing operations was primarily due to reduced headcount as a result of the restructuring of the U.K. coal business and the discontinuation of certain routes in Continental Europe as part of our restructuring of ERS.

Equipment rents expense was $56.2 million for the nine months ended September 30, 2017, compared with $61.9 million for the nine months ended September 30, 2016, a decrease of $5.8 million, or 9.3%. The decrease consisted of $10.8 million from existing operations, partially offset by $5.1 million from new operations. The 2016 period included surplus lease costs in Continental Europe and higher locomotive lease costs in the U.K. that have since been renegotiated with more favorable terms. These resulted in lower equipment costs in 2017 that were partially offset by additional locomotive lease expense in Poland to support increased aggregates and grain business.
Purchased services expense, which consists of the costs of services provided by outside contractors for repairs and maintenance of locomotives, railcars and other equipment, as well as contract labor costs for crewing services, was $111.2 million for the nine months ended September 30, 2017, compared with $81.5 million for the nine months ended September 30, 2016, an increase of $29.7 million, or 36.5%. The increase consisted of $22.2 million from new operations and $7.5 million from existing operations. The increase in existing operations was primarily due to cost reimbursements in 2016 as a result of disruptions caused by a temporary flood-related bridge outage in the U.K. In addition, the 2017 period included increased third-party costs for services performed at the ports, partially offset by a decrease due to the discontinuation of certain routes in Continental Europe as part of our restructuring plan.
Depreciation and amortization expense was $22.8 million for the nine months ended September 30, 2017, compared with $18.4 million for the nine months ended September 30, 2016, an increase of $4.4 million, or 23.9%. The increase consisted of $2.3 million from existing operations and $2.1 million from new operations. The increase from existing operations was primarily attributable to a larger depreciable asset base in 2017 compared with 2016, reflecting capital spending in 2016.
The cost of diesel fuel used in train operations was $32.8 million for the nine months ended September 30, 2017, compared with $26.7 million for the nine months ended September 30, 2016, an increase of $6.1 million, or 22.9%. The increase consisted of $4.7 million due to an 18.6% increase in average fuel cost per gallon and $1.5 million due to a 3.7% increase in diesel fuel consumption.
Electricity used in train operations was $6.1 million for the nine months ended September 30, 2017, compared with $9.6 million for the nine months ended September 30, 2016, a decrease of $3.6 million, or 37.0%. The decrease was primarily due to reimbursement of prior year energy taxes as a result of an initiative by the German government as well as the discontinuation of certain routes in Continental Europe as part of our restructuring plan.
Materials expense, which primarily consists of costs of containers sold to third parties, materials purchased for use in repairing and maintaining our locomotives, railcars, and other equipment as well as costs for general tools and supplies used in our business, was $30.8 million for the nine months ended September 30, 2017, compared with $15.2 million for the nine months ended September 30, 2016, an increase of $15.6 million. The increase consisted of $16.6 million from new operations, partially offset by a decrease of $1.0 million from existing operations. The decrease from existing operations was primarily due to timing of terminal infrastructure maintenance in the U.K. in 2016.
Trackage rights expense was $27.5 million for the nine months ended September 30, 2017, compared with $29.2 million for the nine months ended September 30, 2016, a decrease of $1.7 million, or 5.8%. The decrease was primarily due to the discontinuation of certain routes in Continental Europe as part of our restructuring plan, partially offset by increased construction aggregates shipments in Poland.
Restructuring costs for the nine months ended September 30, 2017 of $8.0 million were primarily related to our previously announced restructuring of ERS. Restructuring costs for the nine months ended September 30, 2016 of $4.7 million were primarily related to restructuring of the U.K. coal business.
Other expenses were $22.8 million for the nine months ended September 30, 2017, compared with $17.4 million for the nine months ended September 30, 2016, an increase of $5.4 million, or 31.1%. The increase consisted of $3.4 million from new operations and $2.0 million from existing operations. The increase from existing operations was primarily due to corporate development and related costs primarily associated with the acquisition and integration of Pentalver and an accounts receivable reserve associated with a customer entering into bankruptcy.
Operating Income/(Loss)/Operating Ratio
Operating income from our U.K./European Operations was $1.3 million for the nine months ended September 30, 2017, compared with an operating loss of $2.1 million for the nine months ended September 30, 2016. Operating income from our U.K./European Operations for the nine months ended September 30, 2017 included $8.0 million of restructuring costs and $3.7 million of corporate development and related costs. The operating loss from our U.K./European Operations for the nine months ended September 30, 2016 included $4.7 million of restructuring costs. The operating ratio was 99.7% for the nine months ended September 30, 2017, compared with 100.5% for the nine months ended September 30, 2016.

Liquidity and Capital Resources
We had cash and cash equivalents of $80.3 million as of September 30, 2017, of which, $48.0 million was from our Australian Operations. In accordance with our Australia Partnership agreement, the cash and cash equivalents of our Australian Operations can be used for the following: 1) to make payments in the usual and regular course of business, 2) to pay down debt of the Partnership and 3) to make distributions to the Partners in proportion to their investments.
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
As of September 30, 2017, we had long-term debt, including current portion, of $2,384.7 million, which comprised 41.0% of our total capitalization, and $396.3 million of unused borrowing capacity under the Credit Agreement. At December 31, 2016, we had long-term debt, including current portion, totaling $2,359.5 million, which comprised 42.5% of our total capitalization.
During the nine months ended September 30, 2017 and 2016, we generated $350.4 million and $303.6 million, respectively, of cash from operating activities. Changes in working capital decreased net cash flows by $28.4 million and $30.6 million for the nine months ended September 30, 2017 and 2016, respectively.
During the nine months ended September 30, 2017 and 2016, our cash used in investing activities was $232.9 million and $117.2 million, respectively. For the nine months ended September 30, 2017, the primary drivers of cash used in investing activities were $107.6 million of net cash paid for acquisitions, including the acquisitions of Pentalver, HOG and a 50% joint venture in CG Railway, LLC, partially offset by proceeds received from a working capital adjustment related to the GRail acquisition, and $149.1 million of cash used for capital expenditures, including $4.3 million for new business investments, partially offset by $16.0 million of cash received from grants from outside parties for capital spending. For the nine months ended September 30, 2016, primary drivers of cash used in investing activities were $159.5 million of cash used for capital expenditures, including new business investments of $8.6 million, partially offset by $30.0 million in cash received from grants from outside parties for capital spending and $10.3 million of insurance proceeds for the replacement of assets.
During the nine months ended September 30, 2017 and 2016, our cash used in financing activities was $75.5 million and $197.7 million, respectively. For the nine months ended September 30, 2016, the primary driver of cash used in financing activities resulted from net payments on outstanding debt of $200.6 million.
Credit Agreement
We made scheduled quarterly principal payments under our Credit Agreement of $5.2 million on the United States term loan and £3.8 million (or $4.9 million at the exchange rate on the dates the payments were made) on our U.K. term loan during the nine months ended September 30, 2017. We also made prepayments on our United States term loan of $159.8 million.
For additional information regarding our Credit Agreement, see Note 6, Long-Term Debt, to our Consolidated Financial Statements set forth in "Part I Item 1. Financial Statements" of this quarterly report.
2017 Budgeted Capital Expenditures
The following table sets forth our budgeted capital expenditures for the year ending December 31, 2017 (dollars in thousands):

2017 Budgeted
Capital
Expenditures
Track and equipment improvements, self-funded	$195,000
Track and equipment improvements, subject to third-party funding	79,000
New business investments	39,000
Gross capital expenditures	$313,000
Grants from outside parties	(61,000)
Net capital expenditures	$252,000
Less: Capital expenditures expected to be classified as cash flows from financing activities	13,000
Net capital expenditures expected to be classified as cash flows from investing activities	$239,000

During the nine months ended September 30, 2017, we incurred $148.9 million in aggregate capital expenditures related to current year projects of which we paid $136.6 million in cash and accrued $12.3 million in accounts payable as of September 30, 2017. Of the $17.6 million of grants from outside parties related to these current year projects, we received $6.9 million in cash and we expect to receive an additional $10.7 million, which was included in outstanding grant receivables from outside parties as of September 30, 2017.
The following table sets forth our capital expenditures incurred by segment for the nine months ended September 30, 2017 (dollars in thousands):

	Nine Months Ended
	September 30, 2017
	North American Operations	Australian Operations	U.K./European Operations	Total
Capital Expenditures:
Track and equipment, self-funded	$98,179	$9,134	$15,759	$123,072
Track and equipment, subject to third-party funding	21,514	—	—	21,514
New business investments	2,547	43	1,688	4,278
Gross capital expenditures	122,240	9,177	17,447	148,864
Grants from outside parties	(17,558)	—	—	(17,558)
Net capital expenditures classified as cash flows from investing activities	$104,682	$9,177	$17,447	$131,306
Capital expenditures classified as cash flows from financing activities	12,905	—	—	12,905
Net capital expenditures	$117,587	$9,177	$17,447	$144,211
Cash of $149.1 million paid for purchases of property and equipment during the nine months ended September 30, 2017 consisted of $136.6 million for 2017 capital projects and $12.5 million related to capital expenditures accrued in 2016. Grant proceeds from outside parties during the nine months ended September 30, 2017 consisted of $6.9 million for grants related to 2017 capital expenditures and $9.1 million for grants related to our capital expenditures from prior years.
In addition, during the nine months ended September 30, 2017, we paid $12.9 million to buyout locomotive leases for capital expenditures, which were classified as cash flows from financing activities.
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
Our off-balance sheet arrangements as of December 31, 2016 consisted of operating lease obligations, as well as credit/payment guarantees. There were no material changes in our off-balance sheet arrangements during the nine months ended September 30, 2017.

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
When comparing the effects of average foreign currency exchange rates on operating revenues and operating expenses during the three months ended September 30, 2017 and 2016, foreign currency translation had a net positive impact on our consolidated operating revenues and a net negative impact on our consolidated operating expenses. When comparing the effects of average foreign currency exchange rates on operating revenues and operating expenses during the nine months ended September 30, 2017 and 2016, foreign currency translation had a net negative impact on our consolidated operating revenues and a net positive impact on our consolidated operating expenses. Currency effects related to operating revenues and operating expenses are presented within the discussion of these respective items included within this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following tables reflect the exchange rates used to translate the foreign entities respective local currency results into United States dollars as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016:

	September 30, 2017	December 31, 2016
United States dollar per Australian dollar	$0.78	$0.72
United States dollar per British pound	$1.34	$1.23
United States dollar per Canadian dollar	$0.80	$0.74
United States dollar per Euro	$1.18	$1.06

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
United States dollar per Australian dollar	$0.79	$0.76	$0.77	$0.74
United States dollar per British pound	$1.31	$1.31	$1.28	$1.39
United States dollar per Canadian dollar	$0.80	$0.77	$0.77	$0.76
United States dollar per Euro	$1.17	$1.12	$1.11	$1.12

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
During the nine months ended September 30, 2017, there were no material changes to the Quantitative and Qualitative Disclosures About Market Risk previously disclosed in our 2016 Annual Report on Form 10-K (see Note 7, Derivative Financial Instruments, to our Consolidated Financial Statements set forth in "Part I Item 1. Financial Statements" of this quarterly report).

ITEM 4.	CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures — We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Consistent with the guidance issued by the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from management's report on internal control over financial reporting in the year following the acquisition, management excluded an assessment of the effectiveness of internal control over financial reporting related to P&W, GRail and Pentalver, whose total assets as a percentage of Genesee & Wyoming Inc.'s consolidated total assets as of September 30, 2017 and whose total revenues and operating income as a percentage of Genesee & Wyoming Inc.'s consolidated total revenues and consolidated operating income, respectively, for the three months ended September 30, 2017 were as follows:

	September 30, 2017
	P&W	GRail	Pentalver
Total assets as a % of G&W's total assets	2%	13%	2%

	Three Months Ended September 30, 2017
	P&W	GRail	Pentalver
Total revenues as a % of G&W's total revenues	1%	3%	7%
Operating income as a % of G&W's operating income	1%	8%	1%
Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, the disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Internal Control Over Financial Reporting — On November 1, 2016, we completed the acquisition of P&W and on December 1, 2016, we completed the acquisition of GRail. On May 3, 2017, we completed the acquisition of Pentalver. We extended our oversight and monitoring processes that support our internal control over financial reporting, as appropriate, to include P&W's, GRail's and Pentalver's financial position, results of operations and cash flow into our consolidated financial statements from the commencement date of each acquisition through September 30, 2017. We are continuing to integrate the acquired operations of these acquisitions into our overall internal control over financial reporting and related processes. Except as disclosed in this paragraph, there were no other changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are also involved in several arbitrations related to contractual disputes that are not covered by insurance. In March 2017, CSX Transportation, Inc. (CSXT) initiated arbitration against several of our subsidiaries associated with freight revenue factors (or divisions) under certain operating agreements associated with leased railroads. CSXT is seeking to reduce certain of our freight revenue factors for the time period after August 21, 2016. We believe we have meritorious defenses against the CSXT claims. In an unrelated matter, on May 3, 2017, the AGR initiated arbitration related to the collection of outstanding liquidated damages under a volume commitment (or take-or-pay) contract with a customer. We believe we will prevail in the collection of approximately $13 million of outstanding liquidated damages. Although we expect to attain successful outcomes in each of these matters, arbitration is inherently uncertain and it is possible that an unfavorable ruling could have an adverse effect on our results of operations, financial condition and liquidity.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
There were no unregistered sales of equity securities for the period covered by this Quarterly Report on Form 10-Q.
Issuer Purchases of Equity Securities

Period in 2017	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (2)
July 1 to July 31	—	$—	—	$300,000,000
August 1 to August 31	281	$66.88	—	$300,000,000
September 1 to September 30	34	$68.56	—	$300,000,000
Total	315	$67.06	—	$300,000,000
(1) The 315 shares acquired in the three months ended September 30, 2017 represent common stock acquired by us from our employees who surrendered shares in lieu of cash either to fund their exercise of stock options or to pay taxes on equity awards granted under our Third Amended and Restated 2004 Omnibus Plan.
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

GENESEE & WYOMING INC.

Date:	November 8, 2017	By:	/s/ TIMOTHY J. GALLAGHER
		Name:	Timothy J. Gallagher
		Title:	Chief Financial Officer (Principal Financial Officer)

Date:	November 8, 2017	By:	/s/ CHRISTOPHER F. LIUCCI
		Name:	Christopher F. Liucci
		Title:	Chief Accounting Officer (Principal Accounting Officer)

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

*101
The following financial information from Genesee & Wyoming Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (v) the Notes to Consolidated Financial Statements.

*Exhibit filed or furnished with this Report.