Form 10-K
period 2017-12-31
GENESEE & WYOMING INC
filed 2018-02-28
CIK 1012620

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).  ☐  Yes    ☑  No
Aggregate market value of Class A Common Stock held by non-affiliates based on the closing price as reported by the New York Stock Exchange on the last business day of the registrant's most recently completed second fiscal quarter: $4,118,846,839. Shares of Class A Common Stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determinant for other purposes.
Shares of common stock outstanding as of the close of business on February 22, 2018:

Class	Number of Shares Outstanding
Class A Common Stock	61,948,709
Class B Common Stock	701,138
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year ended December 31, 2017 in connection with the Annual Meeting to be held on May 23, 2018 are incorporated by reference in Part III hereof and made a part hereof.

Genesee & Wyoming Inc.
FORM 10-K
For The Fiscal Year Ended December 31, 2017

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

PART I
ITEM 1.     Business.
OVERVIEW
We own or lease 122 freight railroads worldwide that are organized in nine operating regions with approximately 8,000 employees and 3,000 customers.

•	Our seven North American regions serve 41 U.S. states and four Canadian provinces and include 115 short line and regional freight railroads with more than 13,000 track-miles.

•
Our Australia Region serves New South Wales, the Northern Territory and South Australia and operates the 1,400-mile Tarcoola-to-Darwin rail line. As of December 1, 2016, the Australia Region is 51.1% owned by G&W and 48.9% owned by a consortium of funds and clients managed by Macquarie Infrastructure and Real Assets (MIRA).

•
Our U.K./European Region includes the United Kingdom's (U.K.) largest rail maritime intermodal operator and second-largest freight rail provider, as well as regional rail services in Continental Europe.

Our subsidiaries and joint ventures also provide rail service at more than 40 major ports, rail-ferry service between the United States Southeast and Mexico, transload services, contract coal loading, and industrial railcar switching and repair.
During the third quarter of 2017, our Mountain West Region railroads were consolidated into our Central and Pacific regions, and the Pacific Region was renamed the Western Region. The consolidation reduced our number of operating regions from ten to nine.
Impact of Glencore Rail (NSW) Pty Limited (GRail) Acquisition on our Financial Presentation
Our Australian business underwent a transformational change on December 1, 2016, with the acquisition of Glencore Rail (NSW) Pty Limited (GRail) and the formation of the Australia Partnership, which we control through our 51.1% interest. The GRail acquisition significantly expanded our operations in New South Wales. In conjunction with the GRail acquisition, we issued a 48.9% equity stake in our Australian subsidiary, G&W Australia Holdings LP (GWAHLP), to MIRA. We retained a 51.1% controlling interest in GWAHLP and continue to consolidate 100% of our Australian Operations in our financial statements and report a noncontrolling interest for MIRA’s 48.9% equity ownership. As a result, (1) 100% of the assets and liabilities of our Australian Operations, after the elimination of intercompany balances, were included in our consolidated balance sheets as of December 31, 2017 and 2016, with MIRA's 48.9% noncontrolling interest reflected in the equity section, (2) our operating revenues and operating income for the year ended December 31, 2017 and 2016 included 100% of our Australian Operations, while net income attributable to G&W reflected our 51.1% ownership position in our Australian Operations since the formation of the partnership on December 1, 2016 and (3) 100% of the cash flows of our Australian Operations, after the elimination of intercompany items, were included in our consolidated statements of cash flows for the years ended December 31, 2017 and 2016. Accordingly, any payments between our Australian Operations and our other businesses are eliminated in consolidation, while our cash flows reflect 100% of any cash flows between our Australian Operations and MIRA. Our Australian Operations did not make any equity distributions to the partners during the years ended December 31, 2017 and 2016.
GROWTH STRATEGY
Since our initial public offering in 1996, our revenues have increased at a compound annual growth rate of 17.3%, from $77.8 million in 1996 to $2.2 billion in 2017. Over the same period, our stock price has increased at a compound growth rate of 15.2%, from $3.75 on June 25, 1996, adjusted for stock splits, to $78.73 on December 31, 2017. We have achieved these results primarily through the disciplined execution of our growth strategy, which has two main drivers: (1) our operating strategy; and (2) our acquisition and investment strategy.

Operating Strategy
Our railroads operate under strong regional management teams, supported by centralized administrative, commercial and operational support and oversight. As of December 31, 2017, our operations were organized in nine geographic regions. In North America, we have seven regions: Central (which includes industrial switching operations), Coastal (which includes industrial switching and port operations), Midwest, Northeast, Southern, Western and Canada. Outside North America, we have two regions: Australia (which is 51.1% owned by us through the Australia Partnership) and U.K./Europe (which consists of operations in the U.K., Belgium, Germany, the Netherlands and Poland, as well as the provision of management and technical support through Freightliner Group Limited (Freightliner) to Saudi Arabia Railway Company).
In each of our regions, we seek to encourage the entrepreneurial drive, local knowledge, customer service and safety culture that we view as critical to achieving our financial goals. Our regional managers focus on increasing our return on invested capital, earnings and cash flow through the disciplined execution of our operating strategy. At the regional level, our operating strategy consists of the following five principal elements:

•
Continuous Safety Improvement. We believe that a safe work environment is essential for our employees, our customers and the communities in which we conduct business and that the attention to detail necessary to eliminate employee injuries translates into efficient, well-run operations. Each year, we establish stringent safety targets as part of our safety program. To monitor our safety performance, we apply the guidelines established by the Federal Railroad Administration (FRA) to all of our operations worldwide. In 2017, our operations achieved a consolidated FRA reportable injury frequency rate of 0.83 per 200,000 man-hours worked. Through the implementation of our safety program, we have reduced our injury frequency rate by 57% since 2006, when it was 1.95 injuries per 200,000 man-hours worked. For comparative purposes, from January 2017 through November 2017, the most recent month for which FRA data is publicly available, the United States short line average reportable injury frequency rate was 2.46 injuries per 200,000 man-hours worked, and the United States regional railroad average was 3.14 injuries per 200,000 man-hours worked. Based on these results, in 2017, our operations were three times safer than the short line and regional railroad averages. Our safety program also focuses on the safety and security of our train operations, and we monitor our reportable derailments worldwide in accordance with the guidelines established by the FRA. Our operations achieved a consolidated reportable derailment frequency rate, defined as FRA reportable derailments per 200,000 man-hours worked, of 0.58 and 0.52 for the years ended December 31, 2017 and 2016, respectively.

•
Outstanding Customer Service. We are committed to providing exceptional service to our customers, and each of our local railroads is focused on exceeding customer expectations. This customer commitment supports not only traffic growth, but also customer loyalty and new business development opportunities. To ensure the needs of our customers are addressed promptly, we employ technology-based service exception tools to monitor service information, communicate issues and track corrective actions. We engage a leading independent customer-satisfaction research firm to conduct a biennial, comprehensive customer satisfaction survey. The survey results are used to measure our performance and develop continuous improvement programs. Over the past ten years, we have outscored the trucking and railroad industries on each of our biennial customer satisfaction surveys.

•
Focused Regional Marketing. We generally build and operate each of our regions based on the local customer base within our operating geographies and seek to grow rail traffic through intensive marketing efforts to new and existing customers. As a result of the acquisition of RailAmerica, Inc. (RailAmerica) in 2012, Freightliner in 2015, GRail in 2016 and Pentalver Transport Limited (Pentalver) in 2017, we believe that our expanded footprint across North America, Australia, the United Kingdom and Europe provides us with greater visibility of new commercial and industrial development opportunities in these geographies that should help increase the success of our marketing efforts. Further, we believe that our relationship with MIRA, a recognized Australian infrastructure investor, will enable us to leverage our rail platform for future growth opportunities in Australia. We also pursue additional sources of revenue by providing ancillary rail services such as railcar switching, rolling-stock and shipping container repair, storage, cleaning, weighing and blocking and bulk transfer, which enables our customers and Class I carriers to move freight more easily and cost-effectively.

•
Low Cost Structure. We focus on running cost effective railroad operations and historically have been able to operate acquired rail lines more efficiently than they were operated prior to our acquisition. We typically achieve efficiencies by lowering administrative overhead by leveraging our regional structure, consolidating equipment and in-sourcing track maintenance, reducing transportation costs, selling surplus assets and reducing expenses associated with accidents and personal injuries through the implementation of our safety culture.

•
Efficient Use of Capital. We invest in track and rolling stock to ensure that we operate safe railroads that meet the needs of customers. At the same time, we seek to improve our return on invested capital by focusing on cost effective capital programs. For example, in our short haul and regional operations in North America, we typically rebuild older locomotives rather than purchase new ones and invest in track at levels appropriate for our traffic type and density. Further, in 2015, we formed a new entity, Railroad Engineering Services LLC, with experienced management and dedicated track engineering resources to enhance the productivity of our track and bridge capital programs. In addition, because of the importance of certain of our customers and railroads to their regional economies, we are able, in some instances, to obtain state, provincial and/or federal grants to upgrade track and other infrastructure. Typically, we seek government funds to support investments that otherwise would not be economically viable for us to fund on a stand-alone basis.

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
Acquisition and Investment Strategy
Our acquisition and investment strategy includes the acquisition or long-term lease of existing railroads, as well as investment in rail equipment and/or track infrastructure to serve new and existing customers. Most recently, in May 2017, we consummated the previously announced acquisition of Pentalver. Pentalver operates off-dock container terminals, offers trucking haulage services and provides services related to container maintenance and repair. See “Part II Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Changes in Operations” for more information on the Pentalver acquisition. Since 2000, we have added 105 railroads through the execution of our acquisition and investment strategy. Historically, our acquisition, investment and long-term lease opportunities have been from the following five sources:

•
Acquisitions of additional short line and regional railroads in the United States and Canada, such as the Providence and Worcester Railroad Company (Providence and Worcester Railroad) acquisition in 2016 and our acquisitions of Pinsly Railroad Company's (Pinsly) Arkansas Division (Pinsly Arkansas) in 2015, RailAmerica in 2012, Arizona Eastern Railway Company in 2011, CAGY Industries, Inc. in 2008, the Ohio Central Railroad System in 2008 and Rail Management Corporation in 2005. Based on Association of American Railroads (AAR) data issued in 2017, there were approximately 460 short line and regional railroads in the United States not owned by us;

•
Acquisitions of international railroads and transportation service providers, such as our acquisitions of Pentalver in 2017, London-based Freightliner in 2015, FreightLink Pty Ltd (FreightLink) in Australia in 2010 and Rotterdam Rail Feeding B.V. (RRF) in the Netherlands in 2008. We believe that there are additional acquisition and investment prospects in Australia, Europe and other international markets, including significant opportunities to invest in ancillary businesses that expand our service offerings;

•
Investments in track and/or rolling stock to support growth in new or existing areas of operations, such as the purchase of railcars in the United States in 2014 and 2015, our upgrade of the Chicago, Ft. Wayne & Eastern Railroad to enhance Class I traffic flow east of Chicago and our September 2017 joint venture with SEACOR Holdings, Inc. to own and operate the CG Railway, LLC (CGR). The CGR provides a rail ferry service that extends our reach from Mobile, Alabama to southeastern Mexico;

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

When we make acquisitions, we seek to increase revenues and reduce costs wherever possible and to implement best practices to increase the value of our investment, which is frequently accomplished through the elimination of duplicative overhead costs, implementation of our safety culture, improvements to operating plans, more efficient equipment utilization and enhanced customer service and marketing initiatives. In some cases, however, the best way to maximize the value of an investment is to increase expenditures at a new acquisition, such as for track upgrades, which improves customer satisfaction and drives additional revenue growth.
In North America, we believe that our footprint of railroads provides opportunities to make contiguous short line railroad acquisitions due to a higher number of touchpoints with other railroads. On a global basis, we believe that our scale, international experience and financial resources enhance our ability to compete for rail and ancillary business opportunities worldwide. We have made a number of important railroad investments in North America and in various international markets, and we expect to continue to pursue our acquisition and investment strategy while adhering to our disciplined valuation approach.
INDUSTRY
North American Operations
United States
According to the AAR's 2017 Railroad Facts Book, there were 574 freight railroads in the United States operating over 138,400 miles of track. As described in the table below, the AAR classifies railroads operating in the United States into one of three categories based on an individual railroad's operating revenues (adjusted for inflation) and track miles operated.
The following table shows the breakdown of freight railroads in the United States by classification:

Classification of Railroads	Number	Aggregate Miles Operated	Revenues and Miles Operated
Class I(a)	7	95,264	$447.62 million or more
Regional or Class II	21	10,355	At least $20 million and 350 or more miles operated or $35.81 million to $447.62 million
Local or Class III	546	32,858	Less than $35.81 million and less than 350 miles operated
Total	574	138,477

(a)	CSX Corp, BNSF Railway Co., Norfolk Southern Corp., Kansas City Southern Railway Co., Union Pacific Railroad Co., Canadian National Railway Co. and Canadian Pacific Railway Limited.
Source: AAR 2017 Railroad Facts Book
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
We operate two regional and 105 local (short line) railroads in the United States over approximately 15,800 miles of track, inclusive of approximately 3,200 miles of track that are owned or leased by others, which we operate through various trackage and operating rights agreements.
Canada
According to Rail Trends 2017, published by The Railway Association of Canada (RAC), there are approximately 27,000 miles of track operated by railroads in Canada. Similar to the United States railroad industry, freight railroads in Canada are also categorized as Class I railroads, regional railroads and short line railroads. In Canada, there are two Class I railroads that are largely transcontinental carriers in Canada, with significant United States operations as well, several regional operators and approximately 50 short line railroads.
We operate eight local (short line) railroads in Canada over approximately 1,490 miles of track, inclusive of approximately 100 miles of track that are owned or leased by others, which we operate through various trackage and operating rights agreements.
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
U.K./European Operations
United Kingdom
According to Network Rail, the authority responsible for Great Britain’s railway network, there are approximately 20,000 miles (32,000 km) of track owned and managed by it, and there are seven rail operators licensed for freight transport in Great Britain. Great Britain’s rail network is also open access, which means rail lines can be utilized by any licensed rail operator with an appropriate track access agreement in place. In the U.K.'s open access framework, the infrastructure managers must provide access to the rail infrastructure to all accredited rail service providers, subject to the rules and framework of each applicable access regime. As a result, U.K. rail freight customers have access to multiple rail carriers under the open access regime, and our operations face competition from both other rail freight carriers and other modes of transportation, such as road and water. In Great Britain, in 2016, 8% of all freight goods were moved by rail, while over the same period, 78% and 14% of goods were moved via road and water, respectively.
Through our recent acquisition of Pentalver, we operate off-dock container terminals (most under long-term lease) strategically placed at each of the four major seaports of Felixstowe, Southampton, London Gateway and, until March 2018, Tilbury, as well as an inland terminal located at Cannock, in the U.K. Midlands, near many of the nation’s largest distribution centers. In addition to providing storage for loaded and empty containers on over 100 acres of land, Pentalver also operates a trucking haulage service with more than 150 trucks, primarily providing daily service between the seaports of Felixstowe and Southampton and its inland terminal at Cannock. Pentalver also provides services related to container maintenance and repair (including refrigerated containers) and is one of the largest sellers of new and used containers in the U.K.
The maritime container logistics industry in the U.K. is highly competitive, whether by road, rail or short-sea, with a premium placed on timely, efficient and safe service. We expect that the Pentalver acquisition will enable G&W to (1) enhance its U.K. services by providing rail and road transportation solutions, as well as offering storage options at the ports and inland and (2) unlock efficiencies from shared services and enhanced asset utilization from Pentalver’s trucking fleet and Freightliner’s existing fleet of approximately 200 trucks that currently provide local collection and delivery haulage from Freightliner’s inland terminals.
Freightliner is the largest rail participant in the U.K. intermodal market (deep sea maritime containers), and when combined with Freightliner's bulk haulage operations, including coal, aggregates, cement and infrastructure services, Freightliner is the second largest rail freight company in the U.K.
Belgium
According to Infrabel, the Belgian railways infrastructure manager, there are approximately 2,238 miles (3,602 km) of track owned and managed by it on the Belgian rail network, and currently there are 12 rail operators licensed for freight transport in Belgium. As a result of the country's open access regime, this track may be accessed by any operator admitted and licensed to provide freight transport in the country.
In Belgium, our subsidiary, Belgium Rail Feeding, operates mainly in the Port of Antwerp and on the main corridors towards the Netherlands and German boarders.

Germany
The German rail network is composed of approximately 20,638 miles (33,214 km) of track. There are approximately 385 rail operators certified for freight transport in Germany. In Germany, as well as in other Continental European markets, the leading rail freight operators are often state controlled, such as DB Schenker in Germany. As a result of Germany's open access regime, the rail infrastructure may be accessed by any licensed rail operator.
A number of our subsidiaries operate in Germany. ERS Railways B.V. (ERS) operates intermodal routes from the Ports of Hamburg and Bremerhaven, among others. Freightliner PL Sp. zo. o. (Freightliner Poland) operates on the open access rail system within Poland with cross-border traffic into Germany. RRF provides short-line rail services on the main corridors in Germany, and Freightliner DE GmbH (Freightliner Germany) operates on the open access rail system within Germany with cross-border traffic into Poland.
Netherlands
According to ProRail, the entity responsible for the Dutch rail infrastructure, there are approximately 4,363 miles (7,021 km) of track owned and managed by it on the Dutch rail network. As a result of the open access regime in the Netherlands, this track may be accessed by any admitted and licensed rail operator. According to the trade association Rail Cargo Information Netherlands, there are 20 rail operators that provide rail freight services in the Netherlands.
In the Netherlands, our subsidiary, RRF, operates mainly in the Port of Rotterdam and on the main corridors towards the German and Belgian borders. Our subsidiary, ERS, operates intermodal routes from the Port of Rotterdam.
Poland
According to the Office of Rail Transport, the railway regulator in Poland, there are approximately 114 rail operators certified for freight transport in Poland operating over approximately 11,939 miles (19,214 km) of track. As a result of Poland’s open access regime, this rail infrastructure may be accessed by any admitted and licensed rail operator.
In Poland, our subsidiary, Freightliner Poland, operates on the open access network within Poland with some cross-border traffic into other neighboring countries.
OPERATIONS
Through our subsidiaries, we own or lease 122 freight railroads worldwide, including 105 short line railroads and two regional freight railroads in the United States, eight short line railroads in Canada, three railroads in Australia, one in the U.K., one in Poland and Germany and two in the Netherlands. Our subsidiaries provide freight rail service at more than 40 major ports in North America, Australia and Europe and perform contract coal loading and railcar switching for industrial customers.
Our railroads operate over approximately 16,200 miles of track that are owned, jointly owned or leased by us, which includes the Tarcoola-to-Darwin rail line in Australia that we manage under a concession agreement that expires in 2054. Also, through various track access arrangements, we operate over approximately 6,200 additional miles of track that is owned or leased by others.
While our railroads are predominantly focused on freight service, certain of our railroads interact with passenger rail operations. The majority of our railroads in the U.K. and Continental Europe provide freight service that is commingled with passenger operations on third party track. In North America and Australia, it is not uncommon for passenger or excursion operators to provide service over our track. In addition, the Providence and Worcester Railroad provides freight service over track that is owned by a passenger operator in the United States and our Portland & Western Railroad operates passenger trains for the Tri-County Metropolitan Transportation District of Oregon.

Freight Revenues
We generate freight revenues from the haulage of freight by rail. Freight revenues represented 70.4%, 68.5% and 70.0% of our total operating revenues for the years ended December 31, 2017, 2016 and 2015, respectively.
Our railroads transport a wide variety of commodities. For a comparison of freight revenues, carloads and average freight revenues per carload by commodity group for the years ended December 31, 2017, 2016 and 2015, see the discussion under "Part II Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."
We group the commodities we carry as follows:

Commodity Group	Commodity Description
Agricultural Products	Wheat, barley, corn and other grains, as well as soybean meal
Autos & Auto Parts	Finished automobiles and stamped auto parts
Chemicals & Plastics	Sulfuric acid, ethanol, fertilizers and other chemicals and plastics used in manufacturing
Coal & Coke	Shipments of coal to power plants and industrial customers
Food & Kindred Products	Fruits, vegetables and food oils
Intermodal	Various commodities shipped in trailers or containers on flat cars
Lumber & Forest Products	Finished lumber, wood pellets, export logs and wood chips
Metallic Ores	Manganese ore, iron ore, copper concentrate and ore and alumina
Metals	Finished steel products and copper, as well as scrap metal and pig iron
Minerals & Stone	Construction aggregates, clay and bentonite, gypsum, salt used in highway ice control, limestone and frac sand
Petroleum Products	Liquefied petroleum gases, natural gas liquids, crude oil, asphalt, diesel fuel and gasoline
Pulp & Paper	Container board, finished papers, scrap paper and wood pulp
Waste	Municipal solid waste and construction and demolition debris
Other	Freight not included in the commodity groups set forth above
Rail traffic shipped on our rail lines can be categorized either as interline or local traffic. Interline traffic passes over the lines of two or more rail carriers. It can originate or terminate with customers located along a rail line, or it can pass over the line from one connecting rail carrier to another without the traffic originating or terminating on the rail line (referred to as overhead traffic). Local traffic both originates and terminates on the same rail line and does not involve other carriers. Unlike overhead traffic, which has the potential to move from origin to destination without using our rail line, originating, terminating and local traffic in North America provides us with a more stable source of revenues because this traffic represents shipments to and/or from customers located along our rail lines and is less susceptible to competition from other rail routes or other modes of transportation. In 2017, revenues generated from originating, terminating and local traffic in North America constituted approximately 93% of our North American freight revenues. In Australia, the U.K. and Continental Europe, railroads generally serve from origin to destination with few, if any, interline movements.
Freight-Related Revenues
We generate freight-related revenues primarily from port terminal railroad operations and industrial switching (where we operate trains on a contract basis in facilities we do not own), trucking haulage services and container storage, as well as demurrage, storage, car hire, track access rights, transloading, crewing services, traction service (or hook and pull service that requires us to provide locomotives and drivers to move a customer's train between specified origin and destination points) and other ancillary revenues related to the movement of freight. Freight-related revenues represented 24.1%, 26.8% and 25.1% of our total operating revenues for the years ended December 31, 2017, 2016 and 2015, respectively.

All Other Revenues
We generate all other revenues primarily from revenues from third-party railcar and locomotive repairs, container sales, property rentals and other ancillary revenues not directly related to the movement of freight. All other revenues represented 5.5%, 4.7% and 4.9% of our total operating revenues for the years ended December 31, 2017, 2016 and 2015, respectively.
Seasonality of Operations
Some of the commodities we carry have peak shipping seasons, either as a result of the nature of the commodity or its demand cycle. Seasonality is also reflected in our results of operations due to weather patterns. See Note 19, Quarterly Financial Data (unaudited), to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report. Typically, we experience relatively lower revenues in North America in the first and fourth quarters of each year as the winter season and colder weather in North America tend to reduce shipments of certain products, such as construction materials. Further, due to adverse winter conditions, we may also experience reduced shipments as a result of weather-related network disruptions and also tend to incur higher operating costs. In addition, we experience relatively lower revenues in Australia in the first quarter of each year as a result of the wet season (i.e., monsoonal rains in the Northern Territory). In the U.K./European operations, the intermodal business peaks in the late third and early fourth quarter of the year. We typically initiate capital projects in North America in the second and third quarters when weather conditions are more favorable.
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
Customers
As of December 31, 2017, our operations served approximately 3,000 customers. Revenues from our ten largest customers accounted for approximately 24%, 22% and 22% of our operating revenues for the years ended December 31, 2017, 2016 and 2015, respectively. Two of our ten largest customers in 2017 were located in Australia. One operates in the agricultural and coal sectors, and the other operates in the iron ore mining sector. Three of our ten largest customers in 2017 were located in the U.K. Two of these customers are maritime shipping companies and the other is the infrastructure manager of most of the rail network in England, Scotland and Wales. In North America, our largest customer represents less than 2% of our operating revenues.
In North America, we typically handle freight pursuant to transportation contracts between us, our connecting carriers and the customer. These contracts are in accordance with industry norms and vary in duration, with terms generally ranging from less than one year to ten years. These contracts establish a price or, in the case of longer term contracts, a methodology for determining a price, but do not typically obligate the customer to move any particular volume. Generally, our freight rates and volumes are not directly linked to the prices of the commodities being shipped.
In Australia, we generally handle freight pursuant to transportation contracts directly with our customers. These contracts have terms as long as 20 years and generally contain a combination of fixed and variable pricing, with the fixed portion based upon the invested capital associated with the freight movement and the variable portion based on the actual volumes shipped.

In the U.K. and Continental Europe, we typically handle freight pursuant to transportation contracts between us and the customer. These contracts are in accordance with industry norms and vary in duration from one to twelve years in the U.K. and one to two years in Poland. These contracts establish a price or a methodology to calculate the price. In some cases, the contracts provide for a minimum volume commitment by the customer and certain business is also conducted on a spot basis. Our contracts will typically provide for a price adjustment to reflect any changes to particular elements of our cost base, such as fuel and track access charges. In addition, Freightliner, as part of a British consortium, provides management and technical support for infrastructure and freight operations to Saudi Railway Company. The Saudi Railway Company is a government-owned company that is tasked with developing and operating railway services in Saudi Arabia.
Employees
There are various labor laws governing the countries in which we operate. As of December 31, 2017, we had approximately 8,000 full-time employees. Of this total, approximately 4,200 employees were union members or have employment terms and conditions determined by a labor agreement or negotiated by a labor union or works council. Our operations have approximately 100 labor agreements with unions. We are currently engaged in negotiations with respect to approximately 27 of those agreements and are currently negotiating collective bargaining agreements with five newly represented bargaining units. We are also a party to employee association agreements covering an additional 17 employees who are not represented by a national labor organization. In Australia, Genesee & Wyoming Australia Pty Ltd (GWA) has a collective enterprise bargaining agreement covering the majority of its employees. In the U.K., we have collective bargaining agreements with four recognized unions covering the majority of our employees. In Continental Europe, we have one collective bargaining agreement in Belgium, and other key locations have local work councils. We believe that we maintain positive working relationships with our employees.
The following table sets forth an approximation of union and non-union employees as of December 31, 2017:

	Union/Represented (a)	Non-Union/ Non-Represented
North America	1,600	2,700
Australia	500	200
U.K./Europe	2,100	900
Total	4,200	3,800

(a)	Also includes employees that have employment terms and conditions determined by a labor agreement or negotiated by a labor union or works council.
SAFETY
Our safety program involves all employees and focuses on the prevention of train accidents and personal injuries. Operating personnel are trained and certified in train operations, the transportation of hazardous materials, safety and operating rules and governmental rules and regulations. In order to continuously improve our safety results, we utilize and measure various safety metrics, such as human factor incidents, that are instrumental in reducing our FRA reportable injuries. To monitor our safety performance, we apply the guidelines established by the FRA to all of our operations worldwide. Our operations achieved a consolidated reportable injury frequency rate, as defined by the FRA as reportable injuries per 200,000 man-hours worked, of 0.83 and 0.73 for the years ended December 31, 2017 and 2016, respectively. The average injuries per 200,000 man-hours worked for all United States short line railroads was 2.46 in 2017 (through November) and 2.75 in 2016. Based on these results, in 2017, our operations were approximately three times safer than the short line and regional railroad averages.
Our safety program also focuses on the safety and security of our train operations, and we monitor our reportable derailments worldwide in accordance with the guidelines established by the FRA. Our operations achieved a consolidated reportable derailment frequency rate, defined as FRA reportable derailments per 200,000 man-hours worked, of 0.58 and 0.52 for the years ended December 31, 2017 and 2016, respectively. Further, we continue to utilize technology to analyze our track so as to prevent track-caused derailments.
In addition, our information technology staff routinely assesses the security of our computer networks from cyber attacks. To date, we have not experienced any material disruptions of our networks or operations due to cyber attacks.

Our employees also strive to heighten awareness of rail safety in the communities where we operate through participation in governmental and industry sponsored safety programs, such as Operation Lifesaver, a non-profit organization that provides public education programs to prevent collisions, injuries and fatalities on and around railroad tracks and highway-rail grade crossings. During 2017, employees of our railroads made approximately 391 Operation Lifesaver presentations focused on the dangers associated with highway-rail grade crossings and trespassing on railroad property. We also participate in safety committees of the AAR and the American Short Line and Regional Railroad Association.
INSURANCE
We maintain liability and property insurance coverage to mitigate the financial risk of providing rail and rail-related services. Our liability policies cover railroad employee injuries, personal injuries associated with grade crossing accidents and accidents involving passengers and other third-party claims associated with our operations. Damages associated with sudden releases of hazardous materials, including hazardous commodities transported by rail, and expenses related to evacuation as a result of a railroad accident are also covered under our liability policies. Our liability policies currently have self-insured retentions of up to $2.5 million per occurrence. Our property policies cover property and equipment that we own, as well as property in our care, custody and control. Our property policies currently have various self-insured retentions, which vary based on the type and location of the incident, that are currently up to $2.5 million per occurrence. The property policies also provide business interruption insurance arising from covered events. The self-insured retentions under our insurance policies may change with each annual insurance renewal depending on our loss history, the size and make-up of our Company and general insurance market conditions.
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
In North America, there normally is only one rail carrier directly serving a customer facility, while most freight is interchanged with other railroads prior to reaching its final destination. To the extent that highway competition is involved, the degree of that competition is affected by government policies with respect to fuel and other taxes, highway tolls and permissible truck sizes and weights.
In Australia, the U.K. and Continental Europe, our customers have access to other rail carriers under open access regimes, so we face competition from other rail carriers in addition to competition from competing modes of transportation. In addition, we also face competition from other companies that provide terminal and rail-related services.
To a lesser degree, there is also competition from similar products made in other areas where we are not located, a kind of competition commonly known as geographic competition. For example, a paper producer may choose to increase or decrease production at a specific plant served by one of our railroads depending on the relative competitiveness of that plant as compared to its paper plants in other locations. In some instances, we face product competition, where commodities we transport are exposed to competition from substitutes (e.g., coal we transport can compete with natural gas as a fuel source for electricity generation). We also face import competition, where commodities we transport face competition from less expensive imported products (e.g., steel). In addition, some of the products we transport are exported and face competition on a global basis (e.g., grain).

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
Over the past five years, there have been various proceedings at the STB seeking to expand rail regulation. The STB continues to evaluate the impact of "access" regulation that would impact railroads' ability to limit the access of other rail service providers to their rail infrastructure and has held hearings to assess the impact of changes to the access regime in the United States. Additionally, the preliminary results of a 2012 DOT study on the impacts of a possible increase in federal truck size and weight limits were released in 2015, but data limitations hindered any changes to the federal truck size and weight limits. In 2018, we expect Congress to direct the DOT to develop a research plan to supplement the shortcomings of the earlier results. State departments of transportation have also launched initiatives seeking to increase truck size and weight limits at the state level. The outcome of these initiatives could impact regulation of railroad operations and prices for our rail services, which could undermine the economic viability of certain of our railroads, as well as threaten the service we are able to provide to our customers.

In 2010, the FRA issued rules governing the implementation of an interoperable positive train control system (PTC), which, following the passage by Congress of an extension in October 2015, generally is to be completed as early as December 31, 2018. PTC is a collision avoidance technology intended to override locomotive controls and stop a train before an accident. The FRA's rule contains certain exceptions to these PTC requirements for Class II and Class III railroads, including but not limited to, excepting from the PTC requirements trains traveling less than 20 miles on PTC-required track and providing Class II and Class III railroads until 2020 to employ PTC-equipped locomotives. Notwithstanding these exceptions, certain of our railroads are required to install PTC-related equipment by the end of 2018. Our procurement and implementation of required PTC equipment is underway, and we expect to comply with the statutory installation deadlines. However, non-compliance with these and other applicable laws or regulations could undermine public confidence in us and subject us to fines, penalties and other legal or regulatory sanctions.
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
Australian Operations
In Australia, we are subject to multiple regulatory regimes governing workplace health and safety, as well as rail safety, in each of the states and the one territory in which we operate. Regulation of rail safety is predominately governed by national legislation and administered by the Office of the National Rail Safety Regulator.
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
Currently, each of the countries in which our U.K./European Operations segment operates is a member of the EU, and each one has adopted a similar regulatory regime consistent with European legislation. EU law requires each member state to establish an overarching regulatory body for rail, independent in its organization, legal structure, funding and decision making that is also independent from any infrastructure manager. The regulatory body ensures fair and non-discriminatory access to the rail infrastructure network and will often be responsible for monitoring competition in the rail services market, the licensing of rail operators and rail safety. In June 2016, the U.K. held a referendum in which voters approved an exit from the EU, commonly referred to as Brexit. The long-term effects of Brexit will depend on any agreements the U.K. makes to retain access to European markets, either during a transitional period or more permanently, and any other bilateral trade agreements the U.K. can reach with other trade partners, as well as any changes to the regulation of rail.
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

ENVIRONMENTAL MATTERS
Our operations are subject to various federal, state, provincial and local laws and regulations relating to the protection of the environment. These regulations have the effect of increasing the costs, risks and liabilities associated with rail operations, which frequently involve transporting hazardous materials. We are also indirectly affected by environmental laws that impact the operations of our customers. We believe our railroads operate in compliance with current environmental laws and regulations and agency agreements in all material respects. While we presently estimate that any expenses incurred in maintaining compliance with current environmental laws and regulations will not have a material effect on our earnings or capital expenditures, we cannot predict the effect, if any, that unidentified environmental matters or the adoption of additional or more stringent environmental laws and regulations would have on our results of operations, financial condition or liquidity.
North American Operations
In the United States, these environmental laws and regulations, which are administered and implemented principally by the United States Environmental Protection Agency (EPA) and comparable state agencies, govern the management of hazardous wastes, the discharge of pollutants into the air and into surface and underground waters and the manufacture and disposal of certain substances. The primary laws affecting our operations are: the Resource Conservation and Recovery Act, regulating the management and disposal of solid and hazardous wastes; the Comprehensive Environmental Response, Compensation, and Liability Act, regulating the cleanup of contaminated properties; the Clean Air Act, regulating air emissions; and the Clean Water Act, regulating water discharges.
As a result of our operations, we receive notices from time to time from the EPA and state environmental agencies alleging we may be liable under federal or state environmental laws for remediation costs at various sites throughout the United States. In November 2014, we received a notice from the EPA requesting information under the Clean Water Act related to the discharge of crude oil as a result of a derailment of one of our trains in November 2013 in the vicinity of Aliceville, Alabama. Although the cleanup associated with this derailment is substantially complete, fines associated with the contamination have yet to be assessed and are not estimable.
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
Our railroads in Australia operate in compliance with current environmental laws and regulations and agency agreements, of which we have two in Australia, one with the South Australian Environmental Protection Agency under EPA License 2933 and the other with the Northern Territory Environmental Protection Agency under EPL 222. Genesee & Wyoming Australia is not currently required to be licensed in New South Wales but may be required to be licensed in the future. Our South Australia and Northern Territory environmental protection licenses require us to provide annual returns demonstrating compliance with their operational and administrative conditions. They also have embedded in them conditions that require us to make certain notifications in the event of an occurrence that is likely to breach a condition of the licenses or the legislation. These conditions have been managed effectively to date with no notifications required. Genesee & Wyoming Australia is also obligated to report annually under the Commonwealth Government National Greenhouse and Energy Reporting Act.
The Commonwealth of Australia (Commonwealth) has acknowledged that certain portions of the leasehold and freehold land that we acquired from them and used by our Australian Operations contain contamination arising from activities associated with previous operators. Consequently, the Commonwealth has carried out certain remediation work to meet existing South Australia environmental standards. Non-compliance with applicable laws and regulations may result in the implementation of remedial actions, the imposition of fines, temporary or permanent shutdown of operations or other injunctive relief, criminal prosecution or the termination of our lease.

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
Our growth strategy is based in part on the selective acquisition and development of, and investment in, rail operations, both in new regions and in regions in which we currently operate. The success of this strategy will depend on, among other things:

•	the availability of suitable opportunities;

•	our ability to dedicate adequate resources to value acquisition and investment opportunities accurately and negotiate acceptable terms for those acquisitions and investments;

•	the level of competition from other potential buyers;

•	our ability to identify and enter into mutually beneficial relationships with partners; and

•	the receipt of government approvals and financial constraints or other restrictions that may be specific to the particular company or asset to be acquired.
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
We are exposed to various market risks, including interest rate and foreign currency exchange rate risks. It is impossible to fully mitigate all such exposure, and higher interest rates and unfavorable fluctuations in foreign currency exchange rates could have an adverse effect on our results of operations, financial condition and liquidity. From time to time, we may use various financial instruments to reduce our exposure to certain market risks. For instance, we have entered into interest rate swaps to mitigate the risk associated with floating interest rate payments under our Credit Agreement. While these financial instruments reduce our exposure to market risks, the use of such instruments may ultimately limit our ability to benefit from lower interest rates or favorable foreign currency exchange rate fluctuations due to amounts fixed at the time of entering into the hedge agreement and may have significant costs associated with early termination, which could have a material adverse effect on our results of operations, financial condition and liquidity.
The loss of important customers or contracts may adversely affect our results of operations, financial condition and liquidity.
Our operations served approximately 3,000 customers in 2017. Revenues from our ten largest customers accounted for approximately 24% of our operating revenues in 2017. In 2017, our largest customer served the agricultural and coal sectors in Australia, and accounted for approximately 6% or our operating revenues across all geographies. In North America and in our intermodal business in the U.K. and Australia, we typically handle freight pursuant to transportation contracts between us, our connecting carriers and the customer. Our contracts are generally in accordance with industry norms and vary in duration. These contracts establish price or, in the case of longer term contracts, a methodology for determining the price, but do not typically obligate the customer to move any particular volume. As a consequence, there is rarely a guarantee that past volumes or revenues will continue in the future. Further, under these contracts, freight rates and volumes are not directly linked to changes in the prices of the commodities being shipped, and there is no customary contractual protection in the event of a bankruptcy or insolvency of a customer. For instance, one of our largest customers, Arrium Limited (Arrium), announced it had entered into voluntary administration in 2016. Although Arrium was sold to the GFG Alliance in 2017, a portion of Arrium's shipments and the associated revenue to GWA pursuant to contracts with Arrium ceased in 2015 and has not recommenced. Substantial reduction in business with, or loss of, important customers or contracts could have a material adverse effect on our results of operations, financial condition and liquidity.

We are exposed to the credit risk of our customers and counterparties, and their failure to meet their financial obligations could adversely affect our business.
Our business is subject to credit risk. There is a risk that customers or counterparties, which include government entities related to grants and financial institutions related to derivative transactions, will fail to meet their obligations when due. Customers and counterparties that owe us money have defaulted and may continue to default on their obligations to us due to bankruptcy, insolvency, lack of liquidity, shutdowns, operational failures or other reasons. Over the last three years, several of our mining, metals and maritime shipping customers instituted insolvency proceedings. In the United States, for interline traffic, one railroad typically invoices a customer on behalf of all railroads participating in the route. The invoicing railroad then pays the other railroads their portion of the total amount invoiced on a monthly basis. Therefore, when we are the invoicing railroad, we are exposed to customer credit risk for the total amount invoiced and are required to pay the other railroads participating in the route even if we are not paid by the customer. Also, when we are not the invoicing railroad, we are exposed to credit risk at the customer and invoicing railroad levels.
In addition, we may make substantial investments in equipment and assets to support our customers, in particular for those in the mining and natural resources industry. We usually enter into long-term contracts with these customers that include fixed and variable payment terms. Under these contracts, the customers pay a fixed amount independent of actual volume shipped as well as a variable rate per ton shipped, with the fixed payment often representing the majority of the total contract payments. Under these arrangements, we are exposed to start-up risks for new operations as well as ongoing operational risks, including exposure to mine shutdowns, that may reduce the variable payments, as well as customer insolvency risk that could impact our ability to collect our fixed payments.
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
The railroad industry in the United States and Canada is dominated by seven Class I carriers that have substantial market control and negotiating leverage. In 2017, approximately 81% of our total carloads in the United States and Canada were interchanged with Class I carriers. In addition, Class I carriers also traditionally have been significant sources of business for us, as well as sources of potential acquisition candidates as they divest branch lines. A decision by any of these Class I carriers to cease or re-route certain freight movements or to alter existing business relationships could have a material adverse effect on our results of operations. The overall impact of any such decision would depend on which Class I carrier is involved, the routes and freight movements affected, as well as the nature of any changes.
In addition, our ability to provide rail service to customers in the United States and Canada depends in large part upon our ability to maintain cooperative relationships with connecting carriers with respect to lease arrangements, freight rates, revenue divisions, fuel surcharges, car supply, reciprocal switching, interchange and trackage rights. Deterioration in the operations of, or service provided by, those connecting carriers or in our relationship with those connecting carriers could have a material adverse effect on our results of operations, financial condition and liquidity.

We are dependent on lease agreements with Class I railroads and other third parties for our operations, strategy and growth.
In North America, our rail operations are dependent, in part, on lease agreements with Class I railroads and other third parties that allow us to operate over certain segments of track critical to our operations. We lease many of our railroads from Class I carriers and other third parties under lease arrangements with varied expirations, which railroads collectively accounted for approximately 11.3% of our 2017 total operating revenues. We also own several railroads that lease portions of the track or right-of-way upon which they operate from Class I railroads and other third parties. Our ability to provide comprehensive rail services to our customers on the leased lines depends in large part upon our ability to maintain and extend these lease agreements. Leases from Class I railroads and other third parties that are subject to expiration in each of the next ten years represent 3% or less of our annual revenues in the year of expiration based on our operating revenues for the year ended December 31, 2017. For example, our revenues associated with leases from Class I railroads and other third parties subject to expiration in each of the next five years (2018 - 2022) would represent approximately 2.4%, 0.3%, 0.0%, 0.6% and 1.1% of our operating revenues in each of those years, respectively, based on our operating revenues for the year ended December 31, 2017. Expiration or termination of these leases or the failure of our railroads to comply with the terms of these leases could result in the loss of operating rights with respect to those rail properties and could have a material adverse effect on our results of operations, financial condition and liquidity.
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
Following our acquisition of GRail, our Australian Operations are conducted through the Australia Partnership, in which we own a controlling 51.1% ownership interest and, therefore, include 100% of our Australian Operations within our consolidated financial statements with a 48.9% noncontrolling interest recorded to reflect MIRA's ownership. However, as a consequence of the partnership agreement, we do not have absolute control over the operations of the Australia Partnership. The Australia Partnership is governed by a management committee, which is comprised of representatives appointed by both MIRA and G&W as general partners. Certain matters require approval by both MIRA and us, including: (1) hiring and dismissing select executives of the partnership; (2) commitments relating to significant contracts or other matters; (3) approval of the partnership’s strategic plan, which is a long-term plan outlining the expectations of MIRA and us for the business (including leverage, equity returns and capitalization); (4) mergers or consolidations; (5) incurrence of material indebtedness; (6) capital structure changes; (7) changes to the distribution policy; and (8) related-party transactions. Accordingly, our ability to maintain constructive and cooperative relations with MIRA will be critical to our ability to implement our plans and expand our business. Any failure to maintain satisfactory working relationships with MIRA or the need to dedicate significant management resources and time to align our interests with the interests of MIRA could result in a material adverse effect on our operating results, financial condition and liquidity. Furthermore, should we fail to maintain a controlling interest in the Australia Partnership, we will deconsolidate our Australian Operations and account for them under the equity method of accounting.
Our Credit Agreement and our Australian Credit Agreement contain numerous covenants that impose certain restrictions on the way we operate our business.
Our Credit Agreement contains numerous covenants that impose restrictions on our ability and the ability of our subsidiaries to, among other things:

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
Our Australian Credit Agreement contains comparable provisions that are applicable solely to our Australian business. In addition, our Credit Agreement and the Australian Credit Agreement also contain financial covenants that require the borrowers under each agreement to meet financial ratios and tests. Failure to comply with the obligations in our Credit Agreement, the Australian Credit Agreement and other debt agreements could result in an increase in our interest expense and could give rise to events of default under the Credit Agreement, the Australian Credit Agreement or other debt agreements, as applicable, which, if not cured or waived, could permit lenders to accelerate the related indebtedness and foreclose on the assets securing such debt, if any.
Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under such indebtedness.
We have a significant amount of indebtedness. As of December 31, 2017, we had a total indebtedness of $2.3 billion, and we had unused commitments of $393.1 million under our Credit Agreement (after giving effect to $3.2 million of undrawn letters of credit that reduces such availability). In addition, we had unused commitments of     A$46.9 million under the Australian Credit Agreement.

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
We transport certain hazardous materials and other materials, including toxic/poisonous inhalation hazard (TIH/PIH) materials, such as chlorine, crude oil and other dangerous substances that pose certain risks in the event of a release or combustion. Additionally, United States laws impose common carrier obligations on railroads that require us to transport certain hazardous materials regardless of risk or potential exposure to loss. A rail accident or other incident or accident on our railroads, at our facilities or at the facilities of our customers involving the release or combustion of hazardous materials could create catastrophic losses in terms of personal injury, property damage and environmental remediation costs and compromise critical parts of our railroads. In addition, insurance premiums charged for, or the self-insured retention associated with, some or all of the coverage currently maintained by us could increase dramatically or certain coverage may not be available to us in the future if there is a catastrophic event related to rail transportation of these materials. Also, federal regulators have previously prescribed regulations governing railroads' transportation of hazardous materials and have the ability to put in place additional regulations, which could significantly increase the costs associated with moving hazardous materials on our railroads. Further, certain local governments have sought to enact ordinances banning hazardous materials moving by rail within their borders. Such ordinances could require the re-routing of hazardous materials shipments, with the potential for significant additional costs. Increases in costs associated with the transportation of hazardous materials could have a material adverse effect on our results of operations, financial condition and liquidity.
We may be impacted by our inability to obtain government funding for capital projects or to benefit from revenue support grants.
Certain of our existing capital projects are, and certain of our future capital projects may be, partially or completely funded through government grant programs. During 2017, we obtained partial or complete funding by United States and Canadian federal, state, provincial and municipal agencies for 62 new projects. The net spending associated with these grant-funded projects represented approximately 4% of our net capital expenditures during 2017. Government funding for projects is limited, and there is no guarantee that budget pressure at the federal, state, provincial and local level or changing governmental priorities will not eliminate funding availability or require us to accept onerous contractual obligations. In certain jurisdictions, the acceptance of government funds may impose additional legal obligations on our operations. If we are unable to obtain adequate government funding, we may have to defer or forgo certain capital projects, incur additional debt or use additional cash.
Our entities in the U.K. benefit from the U.K. Government administered Mode Shift Revenue Support Scheme (MSRS), which supports the movement of freight away from road, particularly in the container market. While the U.K. Government confirmed its continued funding of MSRS in 2017, the amount of the funding available for the periods subsequent to 2017 may be less than in prior years. Reduced grants may have a material adverse effect on our results of operations, financial condition and liquidity.

The occurrence of losses or other liabilities that are either not covered by insurance or that exceed our insurance limits could materially adversely affect our results of operations, financial condition and liquidity.
We purchase insurance coverage for losses arising from personal injury and for property damage in the event of derailments, grade crossing accidents, collisions and other incidents or occurrences. Unexpected or catastrophic circumstances associated with derailments of valuable lading, grade crossing accidents, collisions or other incidents involving passenger trains or spillage of hazardous materials or other accidents involving our operations could cause our losses to exceed our insurance coverage limits or sub-limits or give rise to losses or penalties that are not covered by our insurance. In addition, on certain of the rail lines over which we operate, freight trains are operated over the same track as passenger trains. For instance, in Oregon, our Portland & Western Railroad operates passenger trains for the Tri-County Metropolitan Transportation District of Oregon, our New England Central Railroad is also used by Amtrak for passenger service in New England, our Connecticut Southern Railroad operates over Amtrak trackage in Connecticut and the Providence and Worcester Railroad operates over MetroNorth Commuter Railroad trackage in New York and Connecticut and also operates over Amtrak trackage in New York, Connecticut, Rhode Island and Massachusetts. In Australia, The Ghan passenger train is operated by a third party over the track of GWA (North) Pty Ltd between Tarcoola and Darwin, and GRail operations also have touchpoints with the passenger network in New South Wales. Further, we operate excursion trains on behalf of third parties on certain of the rail lines over which we operate. In the U.K., Continental Europe and Australia, freight trains are primarily operated over the same track as passenger trains and will also regularly pass through passenger stations. Derailments, collisions or other incidents involving us and passenger or excursion trains could give rise to losses that exceed our insurance coverage. Moreover, certain third-party freight and excursion train operators have contractual rights to operate over certain of our rail lines. These third-party operators generally are required to maintain specified levels of insurance coverage, but insurance coverage may not be sufficient to cover all of the losses arising from an incident involving such operators on our rail lines. Also, insurance is available from only a very limited number of insurers, and we may not be able to obtain insurance protection at current levels or at all or obtain it on terms acceptable to us. Deteriorating insurance market conditions caused by global property or rail liability losses, as well as subsequent adverse events directly and indirectly attributable to us, including such things as derailments, accidents, discharge of toxic or hazardous materials, or other like occurrences in the industry, may result in additional increases in our insurance premiums and/or our self-insured retentions, volatility in our claims' expenses and limitations to the coverage under our existing policies and could have a material adverse effect on our results of operations, financial condition and liquidity. In addition, we are subject to the risk that one or more of our insurers may become insolvent and would be unable to pay a claim that may be made in the future. Even with insurance, if any catastrophic interruption of service occurs, we may not be able to restore service without a significant interruption to our operations, which could have a material adverse effect on our results of operations, financial condition and liquidity.
We are subject to significant governmental regulation of our railroad operations. The failure to comply with governmental regulations or changes to the legislative and regulatory environment could have a material adverse effect on our results of operations, financial condition and liquidity.
We are subject to governmental regulation with respect to our railroad operations associated with new legislation, executive orders issued by the President of the United States and to a variety of health, safety, security, labor, environmental and other regulations by a significant number of federal, state and local regulatory authorities. New rules or regulations mandated by these agencies could increase our operating costs. For example, the FRA rules governing the implementation of an interoperable positive train control system (PTC), which were amended in October 2015, require compliance as early as December 31, 2018. The FRA's rule contains certain exceptions to these PTC requirements for Class II and Class III railroads, including but not limited to, excepting from the PTC requirements trains traveling less than 20 miles on PTC-required track, and providing Class II and Class III railroads until 2020 to employ PTC-equipped locomotives. Notwithstanding these exceptions, certain of our railroads are required to install PTC-related equipment by the end of 2018. We expect to comply with the statutory installation deadlines. However, non-compliance with these and other applicable laws or regulations could undermine public confidence in us and subject us to fines, penalties and other legal or regulatory sanctions.

In addition, there are various legislative and regulatory actions that have been considered in the United States in recent years to modify the regulatory oversight of the rail industry. Various proceedings have been initiated by the STB related to rail competition, interchange commitments and competitive access. A DOT study on the impacts of a possible increase in federal truck size and weight limits commenced in 2012. The preliminary results of the DOT study were released in 2015, but data limitations hindered any changes to the federal truck size and weight limits. In 2018, we expect Congress to direct the DOT to develop a research plan to supplement the shortcomings of the earlier results. State departments of transportation have also launched initiatives seeking to increase truck size and weight limits at the state level. Many of the actions under consideration and pending are directed at Class I railroads; however, various legislative and regulatory initiatives being considered by Congress, the STB or other regulators could expand regulation of our railroad operations and undermine the economic viability of certain of our railroads, as well as threaten the service we are able to provide to our customers. The cost of compliance with the proposed rules and regulations could also be significant. In the other geographies in which we operate, federal, state, provincial and local regulatory authorities could change the regulatory framework (including the access regimes) or take actions without providing us with any recourse for the adverse effects that the changes or actions could have on our business, including, without limitation, regulatory determinations or rules regarding dispute resolution and business relationships with our customers and other railroads. Expanded regulation of our railroad operations will increase the cost of providing rail services, which could reduce capital spending on our rail network, facilities and equipment and have a material adverse effect on our results of operations, financial condition and liquidity.

Currently, the Office of Rail and Road (ORR) in the U.K. is undertaking a periodic review which will determine Network Rail’s costs and funding for the period from April 2019 to March 2024. The periodic review could impact the network access charges which are paid by rail providers to Network Rail, as well as the performance and other compensation regimes that regulate the relationship between Network Rail and all rail operators. The review could result in increased charges being paid by our operations for access to the rail network, along with increased performance payments and reduced compensation payments. The ORR is expected to publish its draft decision in June 2018, with the final decision to be issued in December 2018. Our failure to comply with applicable laws and regulations, or changes to the regulatory regimes could have a material adverse effect on our results of operations, financial condition and liquidity.
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
Our railroad operations and real estate ownership are subject to extensive federal, provincial, state, local and foreign environmental laws and regulations concerning, among other things, emissions to the air, discharges to waters, the generation handling, storage, transportation and disposal of waste and other materials and cleanup of hazardous materials (including lading) or petroleum releases. We generate and transport hazardous and non-hazardous waste in our operations. We may incur environmental liability from conditions or practices at properties previously owned, leased or operated by us, properties owned by third parties (for example, properties at which hazardous substances or wastes for which we are responsible have been treated, stored, spilled or disposed), as well as at properties currently owned, leased or operated by us, including from lading in the event of a derailment. For instance, we received a notice in November 2014 from the EPA requesting information under the Clean Water Act related to the discharge of crude oil as a result of a derailment of one of our trains in November 2013 in the vicinity of Aliceville, Alabama. While the cleanup associated with this derailment is substantially complete, fines associated with the contamination have yet to be assessed. Under some environmental statutes, liability may be found without regard to whether we were at fault and may also be "joint and several," whereby we are responsible for all the liability at issue even though we (or the entity that gives rise to our liability) may be only one of a number of entities whose conduct contributed to the liability.
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
We consumed 71.6 million gallons of diesel fuel in 2017 and 68.0 million gallons of diesel fuel in 2016. Fuel availability could be affected by any limitation in the fuel supply or by any imposition of mandatory allocation or rationing regulations. If a severe fuel supply shortage arose from production curtailments, disruption of oil imports or domestic oil production, disruption of domestic refinery production, damage to refinery or pipeline infrastructure, political unrest, war, terrorist attack or otherwise, diesel fuel may not be readily available and may be subject to rationing regulations.
In addition, diesel fuel costs constitute a significant portion of our total operating expenses. Currently, we receive fuel surcharges and other rate adjustments to offset fuel prices, although there may be a significant delay in our recovery of fuel costs based on the terms of the fuel surcharge program. If Class I railroads change their policies regarding fuel surcharges, the compensation we receive for increases in fuel costs may decrease, which could have a negative effect on our profitability. Costs for fuel used in operations were approximately 8% and 7% of our operating expenses for the years ended December 31, 2017 and 2016, respectively.
If diesel fuel prices increase dramatically from production curtailments, a disruption of oil imports or domestic oil production or otherwise, these events could have a material adverse effect on our results of operations, financial condition and liquidity.
We may be subject to various claims and lawsuits that could result in significant expenditures.
The nature of our business exposes us to the potential for various claims and litigation related to labor and employment, personal injury, environmental contamination, freight loss, property damage, contract claims and other matters. For example, United States job-related personal injury claims by our railroad employees are subject to the Federal Employers' Liability Act (FELA) which is applicable only to railroads. FELA's fault-based tort system produces results that are unpredictable and inconsistent as compared with a no-fault worker's compensation system. The variability inherent in this system could result in the actual costs of claims being very different from the liability recorded. From time to time, we also have various contractual disputes with interchange partners and customers.
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
As of December 31, 2017, we were a party to approximately 100 collective bargaining agreements with various labor unions in the United States, Australia, Canada and U.K./Europe. We are currently engaged in negotiations with respect to approximately 27 of these agreements, and are currently negotiating collective bargaining agreements with five newly represented bargaining units. Approximately 4,200 of our approximately 8,000 full time employees are either union members or have employment terms and conditions determined by labor agreements or negotiated by a labor union or works council. In addition, we have 91 employees who have elected to have union representation and are in the process of negotiating their first collective bargaining agreement. We also have entered into employee association agreements with an additional 17 employees who are not represented by a national labor organization. GWA has six collective enterprise bargaining agreements covering the majority of its employees. In the U.K./Europe we have various collective bargaining agreements, as well as agreements with local work councils.
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
If we are unable to employ a sufficient number of qualified workers, our results of operations, financial condition and liquidity may be materially adversely affected.
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
We rely on our senior management team to execute our growth strategy. Our growth strategy is different than the strategy of many other railroads because of our acquisition and investment focus. We may not be able to attract and retain senior leadership necessary to manage and grow our business. Our performance significantly depends upon the continued contributions of our executive officers and key employees, both individually and as a group, and our ability to retain and motivate them. Our officers and key personnel have many years of experience with us and in our industry and it may be difficult to replace them. Further, the loss of any executive officers or key employees could require the remaining senior leadership to divert immediate and substantial attention to seeking a replacement. The loss of the services of any of our senior leadership, and the inability to find a suitable replacement, could adversely affect our operating, acquisition and investment strategies, as well as our results of operations, financial condition and liquidity.

If we fail to maintain an effective system of internal control over financial reporting as well as disclosure controls and procedures, we could become subject to regulatory scrutiny and current and potential shareholders may lose confidence in our financial reporting and disclosures.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our Annual Report on Form 10-K our management’s report and an independent registered public accounting firm's report on the effectiveness of our internal control over financial reporting. As we execute our acquisition strategy, consistent with the guidance issued by the Securities and Exchange Commission, we may elect to omit an assessment of internal control over financial reporting of a recently acquired business in the year of acquisition from management's report. Recently acquired businesses are required to be included in our assessment of internal control over financial reporting no later than in the year subsequent to the acquisition. As a result, to the extent we delay the assessment of an acquisition, there may be a delay in identifying and reporting control issues.
The failure to implement and maintain proper and effective internal controls over financial reporting, as well as disclosure controls and procedures, could result in our identification of material weaknesses in our financial reporting controls that may cause errors in our financial statements that could have a material effect on our financial results, financial position or liquidity and in the accompanying footnote disclosures. Such errors could also require restatements of previously issued financial statements. We may be unable to identify and report any material weaknesses on a timely basis in the future. Should such events occur, we may become subject to regulatory scrutiny and investors may lose confidence in our reported financial information and disclosure, which could negatively impact our stock price.
Our operations are dependent on our ability to obtain railcars, locomotives and other critical railroad items from suppliers.
Due to the capital intensive nature and industry-specific requirements of the rail industry, there are high barriers to entry for potential new suppliers of core railroad items such as railcars, locomotives and track materials. If the number of available railcars is insufficient or if the cost of obtaining these railcars either through lease or purchase increases, we might not be able to obtain railcars on favorable terms, or at all, and shippers may seek alternate forms of transportation. In some cases, we use third-party locomotives to provide transportation services to our customers and such locomotives may not be available. Without these third-party locomotives, we would need to invest additional capital in locomotives. Even if purchased, there is no guarantee that locomotives would be available for delivery without significant delay. For example, in Australia, the availability of new wagons is limited, with long lead times for delivery. Additionally, we compete with other industries for available capacity and raw materials used in the production of certain track materials, such as rail and ties. Changes in the competitive landscapes of these limited-supplier markets could result in equipment shortages that could have a material adverse effect on our results of operations, financial condition and liquidity in a particular year or quarter and could limit our ability to support new projects and achieve our growth strategy.
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
We rely on information technology in all aspects of our business. The performance and reliability of our technology systems, as well as those provided by critical vendors, is critical to our ability to operate, compete safely and effectively improve our efficiency. A cyber security attack, which is a deliberate theft of data or impairment of information technology systems, or other significant disruption or failure, could result in a service interruption, train accident, misappropriation of confidential or sensitive information, process failure, security breach or other operational difficulties, thereby impacting our efficiency and damaging our corporate reputation. Such an event could result in increased capital, insurance or operating costs, including security costs to protect our infrastructure. A disruption or compromise of our information technology systems, even for short periods of time, could have a material adverse effect on our business and results of operations.

ADDITIONAL RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS
We are subject to the risks of doing business in foreign countries.
Some of our subsidiaries provide service and transact business in foreign countries, namely in Australia, Canada, the U.K., Belgium, Germany, the Netherlands, Poland, Saudi Arabia, Mexico, the Marshall Islands and China. In addition, we may consider acquisitions or other investments in other foreign countries in the future. The risks of doing business in foreign countries include:

•	adverse changes or greater volatility in the economies of those countries;

•	foreign currency fluctuations;

•	adverse effects due to changes in the European Union (EU) or eurozone membership, including risks associated with the U.K.'s exit from the EU;

•	adverse effects due to the migration of people into the EU;

•	limitations in our ability to enforce contractual provisions, including those related to indemnities and jurisdiction, in varied legal systems;

•	adverse changes to the regulatory environment or access regimes of those countries;

•	adverse changes to the tax laws and regulations of those countries;

•	restrictions on the withdrawal of foreign investment, or a decrease in the value of repatriated cash flows;

•	a decrease in the value of foreign sourced income as a result of exchange rate changes;

•	the actual or perceived failure by us to fulfill commitments under concession agreements;

•	the ability to identify and retain qualified local managers; and

•	the challenge of managing a culturally and geographically diverse operation.
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
We have operations in Australia, Canada, the U.K. and Europe. The results of operations of our foreign entities are maintained in the local currency (including, the Australian dollar, the British pound, the Canadian dollar, the Euro and the Polish zloty) and then translated into United States dollars based on the exchange rate at the end of the period for balance sheet items and, for the statement of operations, at the average exchange rate for the statement period. In addition, Freightliner, as part of a British consortium, provides management and technical support for infrastructure and freight operations to Saudi Railway Company. The Saudi Railway Company is a government-owned company established in 2006 that is tasked with developing and operating railway services in Saudi Arabia. Payments under the contract are made in Saudi riyal and are converted into British pounds and included in our consolidated operating income in our U.K./European Operations. As a result, any appreciation or depreciation of these currencies against the United States dollar can impact our consolidated results of operations. The exchange rates between these currencies and the United States dollar have fluctuated significantly in recent years and may continue to do so in the future.
Moreover, foreign governments may restrict transfers of cash out of the country and control exchange rates. We may not be able to repatriate our earnings, and at exchange rates that are beneficial to us, which could have a material adverse effect on our business, results of operations, financial condition and liquidity.
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

Our concession and/or lease agreements in Australia could be canceled, and these agreements may not be extended beyond their terms.
Through our subsidiaries in Australia, we have entered into long-term concession and/or lease agreements with governmental authorities in the Northern Territory and South Australia. Our concession agreement for the Tarcoola-to-Darwin rail line expires in 2054, and our lease agreement for our other South Australia rail lines expires in 2047. If our concession or lease agreements expire, we will no longer act as the below rail access provider but will still be permitted to participate in the above rail market. These concession and lease agreements are subject to a number of conditions, including those relating to the maintenance of certain standards with respect to service, price and the environment. These concession and lease agreements also typically carry with them a commitment to maintain the condition of the railroad and to make a certain level of capital expenditures, which may require capital expenditures that are in excess of our projections. Our failure to meet these commitments under the long-term concession and lease agreements could result in the termination of those concession or lease agreements. The termination of any concession or lease agreement could result in the loss of our investment relating to that concession or lease agreement, and could have a material adverse effect on our results of operations, financial condition and liquidity.
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
Access fees paid for our access onto the track of other companies and access fees we charge under state and federal regimes are subject to change. Where we pay access fees to others, if those fees were increased, our operating margins could be negatively affected. In Australia, if the federal government or respective state regulators were to alter the regulatory regime or determine that access fees charged to current or prospective third-party rail freight operators by our Australian railroads did not meet competitive standards, our income from those fees could decline. In the U.K., if the ORR, the independent safety and economic regulator for Britain's railways, were to change the access regime, even if we were able to pass any increased fees onto customers, we may be less competitive and our revenues could decline. In addition, when we operate over track networks owned by others, the owners of the networks are responsible for scheduling the use of the tracks as well as for determining the amount and timing of the expenditures necessary to maintain the tracks in satisfactory condition. Therefore, in areas where we operate over tracks owned by others, our operations are subject to train scheduling set by the owners as well as the risk that the network will not be adequately maintained. Changes to the open access regimes could have a material adverse effect on our business, results of operations, financial condition and liquidity.
Revocation of our safety accreditations could result in a loss of revenue and termination of our concession.
Our operating subsidiaries in Australia and U.K./Europe hold safety accreditations that are required in order for them to provide freight rail services. These safety accreditations are essential for us to conduct our business and are subject to removal. Following significant derailments, the government entities responsible for oversight of rail safety frequently perform investigations to supplement their annual and spot audit inquiries. Any loss of, failure to maintain or inability to renew, rail safety accreditations necessary to carry on rail operations in any jurisdiction, or any changes in government policy and legal or regulatory oversight, including changes to the rail safety regulatory regime, could have a material adverse effect on our business, results of operations, financial condition and liquidity.

We have significant pension funding obligations under our U.K. Pension Program
We provide a defined benefit pension program for our U.K. employees through a standalone shared cost arrangement within the Railways Pension Scheme (Pension Program). The Pension Program has more than 300,000 active and retired employees, and participation by more than 150 rail companies with assets under management of approximately £25 billion. There are six discrete sections within the Pension Program, and participating employers may set up more than one arrangement in the program. There is no cross-subsidy or funding obligation between the discrete sections of the Pension Program or between the discrete arrangements of any participating employers. The Pension Program is managed and administered by a professional pension administration company and is overseen by trustees with professional advice from independent actuaries and other advisers. Our section of the Pension Program is a shared cost arrangement with required contributions shared between us and our employees with our contribution being 60% and the remaining 40% contributed by active employees.
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
If our section of the Pension Program is terminated and wound up, any deficit would fall entirely on us and would not be shared with active employees. Equally, if all active employees were to leave our section, we would have full responsibility for funding any deficits. As of December 31, 2017, there were approximately 1,500 active employees in our section of the Pension Program. Our pension expense and funding of our section of the Pension Program may increase in the future and, as a result, could have a material adverse effect on our results of operations, financial condition and liquidity.
Political and economic uncertainty arising from a majority of voters approving a referendum for the United
Kingdom to exit the European Union could adversely impact our operations and financial results.
In June 2016, the U.K. held a referendum in which voters approved an exit from the European Union (EU), commonly referred to as Brexit. As a result of the referendum, the U.K. Government is currently negotiating with the EU Commission on the precise terms of the U.K.'s withdrawal. A withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the U.K. and the EU, undermine bilateral cooperation in key policy areas and significantly disrupt trade between the U.K. and the EU. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which EU laws to replace or replicate. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the U.K. from the EU would have and how such withdrawal would affect us. Our U.K./European Operations represented approximately 28% of our consolidated revenues in 2017. The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the weakening of the British pound against the United States dollar. During periods of a weakening British pound, our reported international revenues are reduced because the British pound translates into fewer United States dollars. The long-term effects of Brexit will depend on any agreements the U.K. makes to retain access to European markets, either during a transitional period or more permanently, and any other bilateral trade agreements the U.K. can reach with other trade partners. Any of the potential effects of Brexit could have unpredictable consequences for credit markets and adversely affect our business, results of operations and financial condition and liquidity.

RISKS RELATED TO TAXATION
United States federal income tax reform could adversely affect us.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the TCJA) was enacted into law. The TCJA makes broad and complex changes to United States federal income taxation including, but not limited to: (1) reducing the corporate income tax rate from 35% to 21%; (2) changing from a worldwide taxation system to a territorial tax system and providing a 100% dividends received deduction for dividends received from foreign subsidiaries; (3) creating new limitations on deductions for interest expense and officer compensation; and (4) requiring certain income of foreign subsidiaries directly or indirectly derived from intangible assets to be subject to United States federal income tax. The TCJA also imposes a one-time transition (toll) tax on earnings of certain foreign subsidiaries that were previously deferred for United States federal income tax purposes.
To address the application of the TCJA on accounting for income taxes in the period that includes the enactment date, the Securities and Exchange Commission's staff issued Staff Accounting Bulletin No. 118 (SAB 118). SAB 118 provides for an up to one-year measurement period during which the tax effect of the TCJA can be recomputed based on additional guidance and analysis. In accordance with SAB 118, we determined a reasonable estimate of the effects of the TCJA and have recorded provisional amounts in our results of operations for the year ended December 31, 2017.
Given the significant complexity of the TCJA, anticipated guidance from the Internal Revenue Service about implementing the TCJA, the potential for additional guidance from the Securities and Exchange Commission or the Financial Accounting Standards Board related to the TCJA and our ongoing analysis thereof, which could result in changes in interpretations and assumptions we have made, these estimates may be adjusted, which could have a material effect on our financial position, results of operations and liquidity. In accordance with SAB 118, we expect to complete our assessment of the impact of the TCJA and record applicable adjustments in 2018.
The United States Short Line Tax Credit was renewed in February 2018 for the calendar year ended December 31, 2017. If this credit is not extended, our effective tax rate in future periods will be higher.
Since 2005, we have benefited from the effects of the United States Short Line Tax Credit, which is an income tax credit for Class II and Class III railroads to reduce their federal income tax based on qualified railroad track maintenance expenditures (the Short Line Tax Credit). Qualified expenditures include amounts incurred for maintaining track, including roadbed, bridges and related track structures, owned or leased by a Class II or Class III railroad. The credit is equal to 50% of the qualified expenditures, subject to an annual limitation of $3,500 multiplied by the number of miles of railroad track owned or leased by the Class II or Class III railroad as of the end of its tax year. The Short Line Tax Credit was initially enacted for a three-year period, 2005 through 2007, and was subsequently extended a series of times with the last extension enacted in February 2018. The February 2018 extension provided a retroactive credit, solely for fiscal year 2017. Legislation is currently pending that seeks to extend the Short Line Tax Credit for fiscal year 2018 and beyond. There is no guarantee that the Short Line Tax Credit will be extended again. If the Short Line Tax Credit is not extended for additional tax years, or is modified prospectively, or the benefit derived from the credit is not replaced otherwise, the loss or a reduction of the credit will increase our tax rate and reduce our earnings per share.

If the earnings of our foreign subsidiaries were to be distributed, our effective tax rate could be higher.
We file a consolidated United States federal income tax return that includes all of our United States subsidiaries. Each of our foreign subsidiaries files income tax returns in each of their respective countries. The amount of accumulated foreign earnings that have not been distributed was $237.9 million as of December 31, 2017. These earnings have been subject to United States federal income tax via the estimated toll tax required by the TCJA. If the earnings were to be distributed in the future, those distributions may result in foreign exchange gains or losses and be subject to other taxes and credits, including U.S. state income taxes and withholding taxes payable to various foreign countries, which could result in a higher effective tax rate for us, thereby reducing our earnings. No provision is made for the impact of those future foreign exchange gains or losses or such other potential taxes and credits that could be applicable to the undistributed earnings of our foreign subsidiaries in the event of distribution. See "Part II Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Repatriation" for additional information.

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
Our railroads operate over approximately 16,200 miles of track that is owned, jointly owned or leased by us, which includes the Tarcoola-to-Darwin rail line that we manage under a concession agreement that expires in 2054. Several of our railroads are operated pursuant to lease agreements that will expire in the next few years and may not be extended. Leases from Class I railroads and other third parties that could expire in each of the next ten years would represent 3% or less of our annual revenues in the year of expiration, based on our operating revenues for the year ended December 31, 2017. For additional information on these lease expirations, see "Part I Item 1A. Risk Factors" of this Annual Report. We also operate, through various trackage and operating rights agreements, over approximately 6,200 additional miles of track that are owned or leased by others under contractual track access arrangements. The track miles listed below exclude approximately 2,120 miles of sidings and yards (1,870 miles in the United States, 170 miles in Canada and 80 miles in Australia). Track miles owned by others, but available to us, under open access regimes in Australia, Belgium, the Netherlands, Poland and the U.K. are also excluded. We have recorded mortgages on many of the owned properties located in the United States and described in the table below as additional security for our outstanding obligations under our Credit Agreement. For additional information regarding our Credit Agreement, see Note 8, Long-Term Debt, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report.
The following table sets forth certain information with respect to our railroads as of December 31, 2017:

RAILROAD AND LOCATION	YEAR ACQUIRED	TRACK MILES	STRUCTURE
NORTH AMERICAN OPERATIONS
UNITED STATES:
Genesee and Wyoming Railroad Company (GNWR) New York(a)	1899	27	Owned
The Dansville and Mount Morris Railroad Company (DMM) New York(a)	1985	8	Owned
Rochester & Southern Railroad, Inc. (RSR) New York(a)	1986	58	Owned
Louisiana & Delta Railroad, Inc. (LDRR) Louisiana	1987	83	Owned/Leased
Buffalo & Pittsburgh Railroad, Inc. (BPRR) New York, Pennsylvania(b)(c)(d)	1988	368	Owned/Leased
Allegheny & Eastern Railroad, LLC (ALY) Pennsylvania(b)	1992	128	Owned
Bradford Industrial Rail, Inc. (BR) Pennsylvania(c)	1993	4	Owned
Willamette & Pacific Railroad, Inc. (WPRR) Oregon	1993	178	Leased
Portland & Western Railroad, Inc. (PNWR) Oregon	1995	288	Owned/Leased
Pittsburg & Shawmut Railroad, LLC (PS) Pennsylvania(d)	1996	108	Owned
Illinois & Midland Railroad, Inc. (IMRR) Illinois	1996	98	Owned
Commonwealth Railway, Incorporated (CWRY) Virginia	1996	24	Owned/Leased
Corpus Christi Terminal Railroad, Inc. (CCPN) Texas	1997	42	Leased

RAILROAD AND LOCATION	YEAR ACQUIRED	TRACK MILES	STRUCTURE
Golden Isles Terminal Railroad, Inc. (GITM) Georgia	1998	13	Owned/Leased
Savannah Port Terminal Railroad, Inc. (SAPT) Georgia	1998	18	Leased
South Buffalo Railway Company (SB) New York	2001	54	Owned/Leased
St. Lawrence & Atlantic Railroad Company (SLR) Maine, New Hampshire, Vermont	2002	143	Owned
York Railway Company (YRC) Pennsylvania	2002	42	Owned
Utah Railway Company (UTAH) Utah	2002	41	Owned
Salt Lake City Southern Railroad Company, Inc. (SLCS) Utah	2002	2	Owned
Chattahoochee Industrial Railroad (CIRR) Georgia	2003	15	Owned
Arkansas Louisiana & Mississippi Railroad Company (ALM) Arkansas, Louisiana	2003	62	Owned
Fordyce and Princeton R.R. Co. (FP) Arkansas	2003	57	Owned
Tazewell & Peoria Railroad, Inc. (TZPR) Illinois	2004	25	Leased
Golden Isles Terminal Wharf (GITW) Georgia	2004	6	Owned
First Coast Railroad Inc. (FCRD) Florida, Georgia	2005	32	Leased
AN Railway, L.L.C. (AN) Florida	2005	96	Leased
Atlantic & Western Railway, Limited Partnership (ATW) North Carolina	2005	16	Owned
The Bay Line Railroad, L.L.C. (BAYL) Alabama, Florida	2005	108	Owned
East Tennessee Railway, L.P. (ETRY) Tennessee	2005	4	Owned/Leased
Galveston Railroad, L.P. (GVSR) Texas	2005	39	Leased
Georgia Central Railway, L.P. (GC) Georgia	2005	171	Owned/Leased
KWT Railway, Inc. (KWT) Kentucky, Tennessee	2005	69	Owned
Little Rock & Western Railway, L.P. (LRWN) Arkansas	2005	79	Owned
Meridian & Bigbee Railroad, L.L.C. (MNBR) Alabama, Mississippi	2005	147	Owned/Leased
Riceboro Southern Railway, LLC (RSOR) Georgia	2005	18	Leased
Tomahawk Railway, Limited Partnership (TR) Wisconsin	2005	6	Owned
Valdosta Railway, L.P. (VR) Georgia	2005	10	Owned
Western Kentucky Railway, L.L.C. (WKRL) Kentucky	2005	—	Owned
Wilmington Terminal Railroad, Limited Partnership (WTRY) North Carolina	2005	17	Leased
Chattahoochee Bay Railroad, Inc. (CHAT) Alabama, Georgia	2006	26	Owned
Maryland Midland Railway, Inc. (MMID) Maryland	2007	70	Owned
Chattooga & Chickamauga Railway Co. (CCKY) Georgia	2008	49	Leased
Luxapalila Valley Railroad, Inc. (LXVR) Alabama, Mississippi	2008	34	Owned

RAILROAD AND LOCATION	YEAR ACQUIRED	TRACK MILES	STRUCTURE
Columbus and Greenville Railway Company (CAGY) Mississippi	2008	151	Owned
The Aliquippa & Ohio River Railroad Co. (AOR) Pennsylvania	2008	6	Owned
The Columbus & Ohio River Rail Road Company (CUOH) Ohio	2008	247	Owned/Leased
The Mahoning Valley Railway Company (MVRY) Ohio	2008	6	Owned
Ohio Central Railroad, Inc. (OHCR) Ohio	2008	70	Owned/Leased
Ohio and Pennsylvania Railroad Company (OHPA) Ohio	2008	3	Owned
Ohio Southern Railroad, Inc. (OSRR) Ohio	2008	18	Owned
The Pittsburgh & Ohio Central Railroad Company (POHC) Pennsylvania	2008	35	Owned
The Warren & Trumbull Railroad Company (WTRM) Ohio	2008	4	Leased
Youngstown & Austintown Railroad Inc. (YARR) Ohio	2008	5	Leased
The Youngstown Belt Railroad Company (YB) Ohio	2008	14	Owned
Georgia Southwestern Railroad, Inc. (GSWR) Alabama, Georgia	2008	231	Owned/Leased
Arizona Eastern Railway Company (AZER) Arizona, New Mexico	2011	200	Owned
Hilton & Albany Railroad, Inc. (HAL) Georgia	2011	56	Leased
Columbus & Chattahoochee Railroad, Inc. (CCH) Alabama, Georgia	2012	26	Leased
Alabama & Gulf Coast Railway LLC (AGR) Alabama, Mississippi, Florida	2012	283	Owned/Leased
Arizona & California Railroad Company (ARZC) Arizona, California	2012	190	Owned
Bauxite & Northern Railway Company (BXN) Arkansas	2012	5	Owned
California Northern Railroad Company (CFNR) California	2012	210	Leased
Carolina Piedmont Railroad (CPDR) South Carolina	2012	30	Owned
Cascade and Columbia River Railroad Company (CSCD) Washington	2012	131	Owned
Central Oregon & Pacific Railroad, Inc. (CORP) Oregon, California	2012	305	Owned/Leased
The Central Railroad Company of Indiana (CIND) Indiana, Ohio	2012	82	Owned
Central Railroad Company of Indianapolis (CERA) Indiana	2012	43	Owned/Leased
Chesapeake and Albermarle Railroad (CA) North Carolina, Virginia	2012	68	Leased
Chicago, Fort Wayne & Eastern Railroad (CFE) Indiana, Ohio	2012	281	Owned/Leased
Conecuh Valley Railway, L.L.C. (COEH) Alabama	2012	13	Owned
Connecticut Southern Railroad, Inc. (CSO) Connecticut	2012	23	Owned/Leased
Dallas, Garland & Northeastern Railroad, Inc. (DGNO) Texas	2012	168	Owned/Leased
Eastern Alabama Railway, LLC (EARY) Alabama	2012	26	Owned
Grand Rapids Eastern Railroad (GR) Michigan	2012	24	Owned

RAILROAD AND LOCATION	YEAR ACQUIRED	TRACK MILES	STRUCTURE
Huron and Eastern Railway Company, Inc. (HESR) Michigan	2012	330	Owned/Leased
Indiana & Ohio Railway Company (IORY) Indiana, Ohio, Michigan	2012	450	Owned/Leased
Indiana Southern Railroad, LLC (ISRR) Indiana	2012	165	Owned
Kiamichi Railroad Company L.L.C. (KRR) Oklahoma, Arizona, Texas	2012	231	Owned
Kyle Railroad Company (KYLE) Colorado, Kansas	2012	505	Owned/Leased
Marquette Rail LLC (MQT) Michigan	2012	128	Leased
The Massena Terminal Railroad Company (MSTR) New York	2012	3	Owned
Michigan Shore Railroad (MS) Michigan	2012	50	Owned
Mid-Michigan Railroad, Inc. (MMRR) Michigan	2012	30	Owned/Leased
Missouri & Northern Arkansas Railroad Company, Inc. (MNA) Arizona, Missouri, Kansas	2012	483	Owned/Leased
New England Central Railroad, Inc. (NECR) Vermont, New Hampshire, Massachusetts, Connecticut	2012	325	Owned
North Carolina & Virginia Railroad Company L.L.C. (NCVA) North Carolina, Virginia	2012	53	Owned
Otter Tail Valley Railroad Company, Inc. (OTVR) Minnesota	2012	54	Owned
Point Comfort & Northern Railway Company (PCN) Texas	2012	14	Owned
Puget Sound & Pacific Railroad (PSAP) Washington	2012	135	Owned/Leased
Rockdale, Sandow & Southern Railroad Company (RSS) Texas	2012	4	Owned
San Diego & Imperial Valley Railroad Company, Inc. (SDIY) California	2012	1	Leased
San Joaquin Valley Railroad Co. (SJVR) California	2012	297	Owned/Leased
South Carolina Central Railroad Company, LLC (SCRF) South Carolina	2012	47	Owned
Texas Northeastern Railroad (TNER) Texas	2012	67	Leased
Three Notch Railway, L.L.C. (TNHR) Alabama	2012	34	Owned
Toledo, Peoria & Western Railway Corp. (TPW) Illinois, Indiana	2012	180	Owned/Leased
Ventura County Railroad Company (VCRR) California	2012	9	Leased
Wellsboro & Corning Railroad, LLC (WCOR) Pennsylvania, New York	2012	35	Leased
Wiregrass Central Railway, L.L.C. (WGCR) Alabama	2012	20	Owned
Rapid City, Pierre & Eastern Railroad, Inc. (RCPE) Minnesota, South Dakota, Nebraska, Wyoming	2014	651	Owned
Arkansas Midland Railroad, Inc. (AKMD) Arkansas	2015	114	Owned/Leased
The Prescott & Northwestern Railroad Company (PNW) Arkansas	2015	6	Owned
Warren & Saline River Railroad Company (WSR) Arkansas	2015	1	Owned
Olympia & Belmore Railroad, Inc. (OYLO) Washington	2016	5	Leased
Providence and Worcester Railroad Company (PW) Rhode Island, Massachusetts, Connecticut and New York(e)	2016	229	Owned

RAILROAD AND LOCATION	YEAR ACQUIRED	TRACK MILES	STRUCTURE
Heart of Georgia Railroad (HOG) Georgia and Alabama	2017	221	Leased
CANADA:
Huron Central Railway Inc. (HCRY) Ontario	1997	173	Owned/Leased
Quebec Gatineau Railway Inc. (QGRY) Québec	1997	301	Owned/Leased
St. Lawrence & Atlantic Railroad (Québec) Inc. (SLQ) Québec	2002	95	Owned
Cape Breton & Central Nova Scotia Railway Limited (CBNS) Nova Scotia	2012	242	Owned
Goderich-Exeter Railway Company Limited (GEXR) Ontario	2012	183	Owned/Leased
Ottawa Valley Railway (OVR) Ontario, Québec	2012	157	Leased
Southern Ontario Railway (SOR) Ontario	2012	46	Leased
Kérail Inc. (KERY) Québec	2014	10	Owned

U.K./EUROPEAN OPERATIONS:
Rail Feeding (Rotterdam and Antwerp)	2008	—	Open Access
Freightliner U.K.	2015	—	Open Access
Freightliner Poland and Freightliner Germany	2015	—	Open Access
ERS Railways (ERS)	2015	—	Open Access

AUSTRALIAN OPERATIONS (51.1% owned by us as of December 1, 2016):
Genesee & Wyoming Australia Pty Ltd (GWA)(f)	1997; 2006	822	Leased/Open Access
GWA (North) Pty Ltd (GWA North)	2010	1,395	Leased/Open Access
Freightliner Australia Pty Ltd (FLA)(g)	2015; 2016	—	Open Access

(a)	The original GNWR consisted of 14 miles and acquired an additional 13 miles in 1982. The GNWR and DMM are now operated by RSR.

(b)	ALY merged with BPRR in January 2004.

(c)	BR merged with BPRR in January 2004.

(d)	PS merged with BPRR in January 2004.

(e)	PW operates over approximately 300 additional miles of track through contractual track access arrangements.

(f)
We initially invested in South Australia in 1997; contributed our holdings to our Australian Railroad Group Pty. Ltd. (ARG) joint venture in 2000; upon sale of our interest in ARG in 2006, we re-acquired our contributed holdings, which were renamed GWA.

(g)	We acquired Glencore Rail (NSW) Pty Limited (GRail) in 2016. FLA has been the rail operator of GRail since its inception in 2010.

EQUIPMENT
As of December 31, 2017, our rolling stock consisted of 1,340 locomotives, of which 1,142 were owned and 198 were leased, and 30,263 railcars, of which 8,594 were owned and 21,669 were leased. A breakdown of the types of railcars owned and leased by us as of December 31, 2017 is set forth in the table below:

	Owned	Leased	Total
Railcars by Car Type:
Box	1,334	8,696	10,030
Covered hoppers	2,637	4,686	7,323
Flats	1,755	2,790	4,545
Gondolas	573	3,430	4,003
Open top hoppers	2,106	1,623	3,729
Tank cars	20	38	58
Vehicle flats	44	406	450
Maintenance of way	111	—	111
Crew cars	14	—	14
	8,594	21,669	30,263
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
In November 2014, we received a notice from the United States Environmental Protection Agency requesting information under the Clean Water Act related to the discharge of crude oil as a result of a derailment of an Alabama & Gulf Coast Railway LLC (AGR) freight train in November 2013 in the vicinity of Aliceville, Alabama. A fine associated with the contamination has not yet been assessed and is not estimable.
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

Year Ended December 31, 2017	High	Low
4th Quarter	$79.48	$71.00
3rd Quarter	$74.01	$65.11
2nd Quarter	$68.69	$62.60
1st Quarter	$78.30	$65.17
Year Ended December 31, 2016	High	Low
4th Quarter	$80.01	$64.55
3rd Quarter	$70.03	$58.58
2nd Quarter	$65.99	$52.86
1st Quarter	$64.17	$44.55
Number of Holders
On February 22, 2018, there were 137 Class A Common Stock record holders and 11 Class B Common Stock record holders.
Dividends
We did not pay cash dividends to our Class A or Class B common stockholders for the years ended December 31, 2017 and 2016. We do not intend to pay cash dividends to our common stockholders for the foreseeable future and intend to retain earnings, if any, for future operation and expansion of our business. Any determination to pay dividends to our common stockholders in the future will be at the discretion of our Board of Directors and subject to applicable law and any restrictions contained in our Credit Agreement.
For more information on contractual restrictions on our ability to pay dividends, see "Part II Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreement."
Securities Authorized for Issuance Under Equity Compensation Plans
See "Part III Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for information about securities authorized for issuance under our equity compensation plans.
Recent Sales of Unregistered Securities
On November 22, 2017, we issued 238,201 shares of our Class A Common Stock upon buyout of our deferred consideration agreements with certain former management shareholders of Freightliner. The issuance was exempt from registration pursuant to Regulation S under the Securities Act of 1933, as amended (the Act). These shares are restricted from trading by contract and are subject to the holding periods required by Rule 144 under the Act. We did not receive any cash proceeds from the issuance of these shares. See Note 3, Changes in Operations, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report for additional information regarding the buyout of the Freightliner deferred consideration.

Issuer Purchases of Equity Securities

2017	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (2)
October 1 to October 31	—	$—	—	$300,000,000
November 1 to November 30	16,595	74.40	—	300,000,000
December 1 to December 31	1,211	76.98	—	300,000,000
Total	17,806	$74.57	—	$300,000,000

(1)
The 17,806 shares acquired in the three months ended December 31, 2017 represent Class A Common Stock acquired by us from our employees who surrendered shares in lieu of cash to either fund their exercise of stock options or to pay taxes on stock-based awards made under our Third Amended and Restated 2004 Omnibus Incentive Plan.

(2)
On September 29, 2015, in conjunction with Amendment No. 1 to the Credit Agreement, the Board of Directors authorized the repurchase of up to $300.0 million of our Class A Common Stock and appointed a special committee of the Board of Directors to review and approve repurchases proposed by management.

ITEM 6.     Selected Financial Data.
The following selected financial data was derived from the consolidated statements of operations and consolidated balance sheets of Genesee & Wyoming as of and for the years ended December 31, 2017, 2016, 2015, 2014 and 2013. All of the information should be read in conjunction with the Consolidated Financial Statements and related notes included in "Part IV Item 15. Exhibits, Financial Statement Schedules" and "Part II Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report.
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

	For the Year Ended December 31,
	2017 (a)	2016 (b)	2015 (c)	2014 (d)	2013 (e)
	(In thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Operating revenues	$2,208,044	$2,001,527	$2,000,401	$1,639,012	$1,568,643
Operating expenses	1,809,582	1,711,915	1,616,140	1,217,441	1,188,455
Operating income	398,462	289,612	384,261	421,571	380,188
Interest income	2,082	1,107	481	1,445	3,971
Interest expense	(107,291)	(75,641)	(67,073)	(56,162)	(67,894)
Loss on forward contracts	—	—	(18,686)	—	—
Other income, net	2,266	413	1,948	1,259	1,327
Income before income taxes	295,519	215,491	300,931	368,113	317,592
Benefit from/(provision for) income taxes	261,259	(74,395)	(75,894)	(107,107)	(46,296)
Net income	556,778	141,096	225,037	261,006	271,296
Less: Series A-1 Preferred Stock dividend	—	—	—	—	2,139
Less: Net income/(loss) attributable to noncontrolling interest	7,727	(41)	—	251	—
Net income attributable to Genesee & Wyoming Inc.	$549,051	$141,137	$225,037	$260,755	$269,157
Basic earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:
Basic earnings per common share	$8.92	$2.46	$3.97	$4.71	$5.00
Weighted average shares—Basic	61,579	57,324	56,734	55,305	53,788
Diluted earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:
Diluted earnings per common share	$8.79	$2.42	$3.89	$4.58	$4.79
Weighted average shares—Diluted	62,464	58,256	57,848	56,972	56,679
BALANCE SHEET DATA AT YEAR-END:
Total assets	$8,034,897	$7,634,958	$6,703,082	$5,595,753	$5,319,821
Long-term debt and capital leases (excluding portion due within one year)	$2,303,442	$2,306,915	$2,205,785	$1,548,051	$1,540,346
Total equity	$3,896,092	$3,187,121	$2,519,461	$2,357,980	$2,149,070

(a)
On May 3, 2017, our subsidiary, GWI UK Acquisition Company Limited, purchased for cash all of the issued share capital of Pentalver for £97.8 million (or $126.2 million at the exchange rate on May 3, 2017) or £77.5 million (or $100.1 million) net of cash received of £20.2 million (or $26.1 million). On May 31, 2017, we completed the acquisition of all the outstanding shares of Atlantic Western Transportation, Inc., the parent company of Heart of Georgia Railroad, Inc. (HOG), for $5.6 million in cash and contingent consideration valued at $5.7 million. In addition, we recorded a $371.9 million estimated tax benefit associated with the Tax Cuts and Jobs Act of 2017. We also bought out the Freightliner deferred consideration in November 2017 and recorded an $8.9 million gain on the buyout, which was included within other expenses in our consolidated statement of operations. In addition, during 2017 we incurred $11.9 million of corporate development and related costs and $10.2 million of restructuring costs, as well as $4.9 million of impairment and related charges primarily associated with the write down of track assets on idle branch lines in South Australia.

(b)
On November 1, 2016, we completed the acquisition of Providence and Worcester Railroad for $126.2 million. On December 1, 2016, one of our Australian subsidiaries completed the acquisition of GRail for A$1.14 billion (or approximately $844.9 million at an exchange rate of $0.74 for one Australian dollar) and concurrently issued a 48.9% equity stake in GWAHLP, which is the holding entity for all of the Company’s Australian businesses, including GRail, to MIRA. On December 13, 2016, we completed a public offering of 4,000,000 shares of Class A Common Stock at $75.00 per share and received net proceeds of $285.8 million after deducting underwriting discounts and commissions and offering expenses. In addition, we incurred impairment and related charges of $57.3 million, including $21.5 million related to our ERS business in Continental Europe, $21.1 million related to the impairment of our rolling stock maintenance facility and associated write-off of accounts receivable resulting from an iron ore customer in Australia entering voluntary administration and $14.7 million charges related to leases of idle excess U.K. coal railcars, as well as $26.6 million of corporate development and related costs.

(c)
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

(d)
On May 30, 2014, our new subsidiary, Rapid City, Pierre & Eastern Railroad, Inc. (RCP&E), purchased the assets of the western end of CP's DM&E rail line for a cash purchase price of $218.6 million, including the purchase of materials and supplies, railcars, equipment and vehicles.

(e)
On February 13, 2013, we exercised our option to convert all of the outstanding Series A-1 Preferred Stock issued to Carlyle Partners V, L.P. (collectively, Carlyle) in conjunction with the RailAmerica acquisition into 5,984,232 shares of our Class A Common Stock. On the conversion date, we also paid to affiliates of Carlyle cash in lieu of fractional shares and all accrued and unpaid dividends on the Series A-1 Preferred Stock totaling $2.1 million. In addition, we incurred $17.0 million of integration and acquisition-related costs associated with RailAmerica during 2013.

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
Outlook for 2018
Financial Expectations
We expect consolidated revenues to grow approximately 8% in 2018. Operating income is also expected to grow, primarily due to same railroad growth, the impact of the Pentalver Transport Limited (Pentalver) acquisition as well as operating improvement worldwide. In North America, we expect revenues to increase approximately 4% in 2018, due to higher freight pricing as well as improved traffic across most commodity groups. We expect North American operating income to increase, primarily due to incremental margins on higher revenues. In Australia, we expect revenues to increase approximately 7% in 2018, largely due to increases in export coal shipments, partially offset by lower agricultural products due to a weaker 2017-18 harvest and lower metallic ores revenues due to the suspension of operations at a mine that is evaluating a major expansion project. The increase in Australian coal revenues is expected to be supported by the delivery of additional rail cars in mid-2018. We expect Australian operating income to increase in 2018, primarily due to the revenue growth, partially offset by increasing expenses as we enhance our commercial and operational platform for future growth. Finally, in our U.K./Europe segment we expect revenues to increase approximately 21% in 2018. The major components underlying the expected U.K./Europe revenue growth include contributions from the Pentalver acquisition, improved intermodal shipments due to better U.K. port fluidity and higher aggregates volumes, partially offset by a decline in U.K. coal volumes. Revenues are also expected to increase given the recent appreciation of the British pound relative to the U.S. dollar. U.K./Europe operating income is expected to significantly increase in 2018 due to the Pentalver acquisition and same railroad revenue increases, as well as cost reductions and increased operating efficiency. We expect our consolidated annual effective income tax rate to be approximately 27% for 2018, primarily driven by the Tax Cuts and Jobs Act of 2017 (the TCJA), which reduced the United States federal statutory tax rate from 35% to 21%.
Capital Plan
We expect to make capital investments totaling $255 million in 2018. Of this total, $200 million is planned for ongoing railroad track and equipment capital and $15 million is planned for matching capital spending associated with government grant funded projects in the United States. We expect to spend an additional $40 million on new business investments, which include track projects, equipment purchases and investments in new facilities. Our capital plan excludes acquisitions and new business development projects that are identified during the year.

Corporate and Business Development
We continue to evaluate a number of potential projects located in all of the geographic markets in which we currently operate and elsewhere around the world.
Overview
We own or lease 122 freight railroads worldwide that are organized in nine operating regions with approximately 8,000 employees and 3,000 customers. The financial results of our nine operating regions are reported in the following three distinct segments:

•
Our North American Operations segment includes seven regions that serve 41 U.S. states and four Canadian provinces and includes 115 short line and regional freight railroads with more than 13,000 track-miles.

•
Our Australian Operations segment serves New South Wales, the Northern Territory and South Australia and operates the 1,400-mile Tarcoola-to-Darwin rail line. As of December 1, 2016, the Australia Region is 51.1% owned by G&W and 48.9% owned by a consortium of funds and clients managed by Macquarie Infrastructure and Real Assets (MIRA).

•
Our U.K./European Operations segment is led by Freightliner Group Limited (Freightliner), the United Kingdom's (U.K.) largest rail maritime intermodal operator and second-largest freight rail provider, as well as regional rail services in Continental Europe.

Our subsidiaries and joint ventures also provide rail service at more than 40 major ports, rail-ferry service between the United States Southeast and Mexico, transload services, contract coal loading, and industrial railcar switching and repair. As more fully described in Note 18, Segment and Geographic Area Information, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report, the results of operations of the foreign entities are maintained in the respective local currency and then translated into United States dollars at the applicable exchange rates for inclusion in the consolidated financial statements. As a result, any appreciation or depreciation of these currencies against the United States dollar will impact our results of operations.
During the third quarter of 2017, our Mountain West Region railroads were consolidated into our Central and Pacific regions, and the Pacific Region was renamed the Western Region. The consolidation reduced our number of operating regions from ten to nine.
Impact of Glencore Rail (NSW) Pty Limited (GRail) Acquisition on our Financial Presentation
Our Australian business underwent a transformational change on December 1, 2016, with the acquisition of GRail and the formation of the Australia Partnership, which we control through our 51.1% interest. The GRail acquisition significantly expanded our operations in New South Wales. In conjunction with the GRail acquisition that closed on December 1, 2016, we issued a 48.9% equity stake in our Australian subsidiary, G&W Australia Holdings LP (GWAHLP) to MIRA. We retained a 51.1% controlling interest in GWAHLP and continue to consolidate 100% of our Australian Operations in our financial statements and report a noncontrolling interest for MIRA’s 48.9% equity ownership. As a result, (1) 100% of the assets and liabilities of our Australian Operations, after the elimination of intercompany balances, were included in our consolidated balance sheets as of December 31, 2017 and 2016, with MIRA's 48.9% noncontrolling interest reflected in the equity section, (2) our operating revenues and operating income for the year ended December 31, 2017 and 2016 included 100% of our Australian Operations, while net income attributable to G&W reflected our 51.1% ownership position in our Australian Operations since the formation of the partnership on December 1, 2016 and (3) 100% of the cash flows of our Australian Operations, after the elimination of intercompany items, were included in our consolidated statements of cash flows for the years ended December 31, 2017 and 2016. Accordingly, any payments between our Australian Operations and our other businesses are eliminated in consolidation, while our cash flows reflect 100% of any cash flows between our Australian Operations and MIRA. Our Australian Operations did not make any equity distributions to the partners during the years ended December 31, 2017 and 2016.

Consolidated Annual Results
Our operating revenues increased $206.5 million to $2,208.0 million for the year ended December 31, 2017, compared with $2,001.5 million for the year ended December 31, 2016. Operating income for the year ended December 31, 2017 was $398.5 million, compared with $289.6 million for the year ended December 31, 2016. Our operating ratio, defined as operating expenses divided by operating revenues, was 82.0% for the year ended December 31, 2017, compared with 85.5% for the year ended December 31, 2016. The increase in our operating income in 2017 was primarily due to new operations, including GRail, Providence and Worcester Railroad Company (Providence and Worcester Railroad) and Pentalver. Our operating income for the year ended December 31, 2017 also included corporate development and related costs of $11.9 million, primarily related to the acquisitions, $10.2 million of restructuring costs, primarily associated with our U.K./European Operations, and Australia impairment and related charges of $4.9 million, which included $5.9 million related to the write down of track assets on idle branch lines in South Australia. These costs were partially offset by a $0.9 million recovery in relation to Arrium Limited's (Arrium) voluntary administration, a net reduction to other expenses of $8.9 million as a result of the buyout of the Freightliner acquisition deferred consideration agreements with certain former Freightliner management holders and a $1.1 million reduction to expense associated with a prior year accrual established for the restructuring of our U.K. coal business. When we discuss either operating ratios from existing operations or same railroad operating ratios, we are referring to the change in our operating ratio, period-over-period, associated with operations that we managed in both periods (i.e., excluding the impact of acquisitions).
Our net income attributable to G&W for the year ended December 31, 2017 was $549.1 million, compared with net income of $141.1 million for the year ended December 31, 2016. Our diluted earnings per share (EPS) for the year ended December 31, 2017 were $8.79 with 62.5 million weighted average shares outstanding, compared with diluted EPS of $2.42 with 58.3 million weighted average shares outstanding for the year ended December 31, 2016. Our benefit from income taxes for the year ended December 31, 2017 was $261.3 million, while our income tax provision for the year ended December 31, 2016 was $74.4 million. The benefit from income taxes for the year ended December 31, 2017 included an income tax benefit of approximately $394 million resulting from reducing the value of our net deferred tax liabilities from a 35% United States federal income tax rate to the newly enacted rate of 21%, partially offset by an estimated transitional (toll) tax of approximately $22 million, both associated with the TCJA signed into law in December 2017.
Our results for the year ended December 31, 2017 and 2016 included certain items affecting comparability between the periods that are set forth below (dollars in millions, except per share amounts):

	Income/(Loss) Before Taxes Impact	Net Income/(Loss) Attributable to G&W Impact	Diluted Earnings/(Loss) Per Common Share Impact
Year Ended December 31, 2017
Corporate development and related costs	$(11.9)	$(8.1)	$(0.13)
Restructuring costs	$(10.2)	$(9.0)	$(0.14)
Australia impairment and related costs	$(4.9)	$(1.8)	$(0.03)
Buyout of Freightliner deferred consideration agreements	$8.9	$8.9	$0.14
Gain on sale of investment	$1.6	$1.0	$0.02
U.K. coal restructuring and related charges	$1.1	$0.9	$0.01
Impact of the Tax Cuts and Jobs Act of 2017	$—	$371.9	$5.96
Recognition of unrecognized tax benefits	$—	$3.3	$0.05

Year Ended December 31, 2016
Corporate development and related costs	$(26.6)	$(20.7)	$(0.36)
Restructuring costs	$(8.2)	$(6.4)	$(0.11)
Australia impairment and related costs	$(21.1)	$(16.8)	$(0.29)
ERS impairment and related costs	$(21.5)	$(21.5)	$(0.37)
U.K. coal railcar leases	$(10.5)	$(8.6)	$(0.15)
Write-off of debt issuance costs	$(1.3)	$(0.5)	$(0.01)
Impact of reduction in U.K. effective tax rate	$—	$4.3	$0.07
2016 Short Line Tax Credit	$—	$28.8	$0.50

During the year ended December 31, 2017, we generated $479.2 million in cash flows from operating activities. During the same period, we purchased $228.5 million of property and equipment, including $8.6 million for new business investments, partially offset by $20.2 million in cash received from government grants and other outside parties for capital spending, $5.2 million in cash proceeds from the sale of property and equipment and $1.6 million in insurance proceeds received for the replacement of assets. We also paid $107.6 million for acquisitions, net of cash acquired. Our unused borrowing capacity as of December 31, 2017 was $393.1 million.
Annual Results by Segment
North American Operations
Our North American Operations segment fell short of expectations for 2017 primarily due to lower than expected freight traffic as well as higher diesel fuel costs and increased casualty losses and insurance expense. As a result, North American Operations operating income for the year ended December 31, 2017, decreased $15.7 million, or 4.9%, to $303.9 million.
Operating revenues from our North American Operations increased $37.5 million, or 3.0%, to $1,274.3 million for the year ended December 31, 2017, compared with $1,236.8 million for the year ended December 31, 2016. Excluding $29.9 million of revenues from new operations and a $2.0 million increase from the impact of foreign currency appreciation, our North American Operations same railroad revenues increased $5.7 million, or 0.5%. When we discuss either operating revenues from existing operations or same railroad operating revenues, we are referring to the change in our operating revenues, period-over-period, associated with operations that we managed in both periods (i.e., excluding the impact of acquisitions).
Total traffic from our North American Operations increased 28,929 carloads, or 1.8%, to 1,603,182 carloads for the year ended December 31, 2017, compared with the year ended December 31, 2016. The increase consisted of 38,003 carloads from new operations, partially offset by a decrease of 9,074 carloads, or 0.6%, from existing operations. The decrease in traffic from existing operations was principally due to decreases of 8,979 carloads of agricultural products, 5,572 carloads of petroleum products traffic, 3,772 carloads of metallic ores traffic, 2,669 carloads of chemicals and plastics traffic, 2,608 carloads of metals traffic, 2,498 carloads of pulp and paper traffic, and 2,402 carloads of food and kindred products traffic, partially offset by increases of 6,631 carloads of minerals and stone traffic, 5,959 carloads of waste traffic, 3,701 carloads of autos and auto parts traffic, and 3,277 carloads of coal and coke traffic. All remaining traffic decreased by a net 142 carloads.
Operating income from our North American Operations for the year ended December 31, 2017 was $303.9 million, compared with $319.6 million for the year ended December 31, 2016. The operating ratio from our North American Operations for the year ended December 31, 2017 was 76.2%, compared with 74.2% for the year ended December 31, 2016. Operating income for the year ended December 31, 2017 included $8.2 million of corporate development and related costs and $0.5 million of restructuring costs. Operating income for the year ended December 31, 2016 included $7.2 million of corporate development and related costs and $0.9 million of restructuring costs.
Australian Operations
Our Australian Operations segment exceeded expectations in 2017 primarily due to the recommencement of iron ore and manganese mines as well as good expense management. In addition, our Australia business underwent a transformational change on December 1, 2016, with the acquisition of GRail and the formation of the Australia Partnership, which we control through our 51.1% interest. The GRail acquisition significantly expanded our operations in New South Wales. Prior to the GRail acquisition, our Australian subsidiary, Freightliner Australia Pty Ltd (Freightliner Australia), provided rail operator services to GRail, which were recorded as freight-related revenues. These freight-related services continued post acquisition, but are now eliminated in consolidation. Revenues from GRail were included in our consolidated freight revenues from new operations since the December 1, 2016 acquisition date.
Operating revenues from our Australian Operations increased $84.9 million, or 38.2%, to $307.5 million for the year ended December 31, 2017, compared with $222.6 million for the year ended December 31, 2016. Excluding $63.0 million of net revenues from new operations and a $6.9 million increase from the impact of foreign currency appreciation, our Australian Operations same railroad operating revenues increased by $15.1 million, or 6.6%, primarily due to an increase in freight revenues resulting from the recommencement of operations at two previously closed iron ore and manganese mines. When comparing our freight-related and all other revenues from existing operations for the year ended December 31, 2017 to our freight-related and all other revenues for the year ended December 31, 2016, our 2017 existing operations included $42.8 million of revenues for services provided to GRail for the year ended December 31, 2017, which were eliminated in consolidated freight-related and all other revenues.

Total traffic from our Australian Operations increased 335,760 carloads to 552,155 carloads for the year ended December 31, 2017, compared with the year ended December 31, 2016. The increase consisted of 327,851 carloads from new operations and an increase of 7,909 carloads, or 3.7%, from existing operations. The increase in traffic from existing operations was principally due to increases of 15,651 carloads of metallic ores traffic and 8,547 carloads of agricultural products traffic, partially offset by decreases of 12,188 carloads of minerals and stone traffic and 3,263 carloads of coal and coke traffic. All remaining traffic decreased by a net 838 carloads.
Operating income from our Australian Operations for the year ended December 31, 2017 was $77.3 million, compared with $4.8 million for the year ended December 31, 2016. The operating ratio from our Australian Operations for the year ended December 31, 2017 was 74.9%, compared with an operating ratio of 97.8% for the year ended December 31, 2016. Operating income for the year ended December 31, 2017 included impairment and related charges of $4.9 million, of which $5.9 million related to the write down of track assets on idle branch lines in South Australia and was partially offset by a $0.9 million recovery in relation to the Arrium voluntary administration. Operating income for the year ended December 31, 2016 included $21.1 million of charges related to the impairment of a rolling-stock maintenance facility and associated write-off of accounts receivable in the first quarter of 2016 resulting from Arrium's voluntary administration, $14.7 million of corporate development and related costs primarily associated with the GRail transactions and $0.8 million of restructuring costs.
U.K./European Operations
Following the restructuring of our Continental Europe intermodal business in the first quarter of 2017, our U.K./European Operations segment generally performed consistent with our expectations with multiple commercial and operational initiatives completed in the U.K., more fluid flow of containers from the shipping lines through the U.K. ports and an improving U.K. business climate. Although our U.K./Europe segment ended the year with higher than expected operating costs in the fourth quarter, we expect further revenue growth and improvements in operating income in 2018. In addition, our new acquisition, Pentalver, is performing well and we are investing in additional container storage capacity in the Port of London Gateway.
Operating revenues from our U.K./European Operations increased $84.1 million, or 15.5%, to $626.2 million for the year ended December 31, 2017, compared with $542.2 million for the year ended December 31, 2016. Excluding $102.6 million of revenues from our new operations relating to Pentalver and a $13.4 million decrease from the impact of foreign currency depreciation, our U.K./European Operations same railroad revenues decreased $5.1 million, or 1.0%, primarily due to a decrease in Continental Europe intermodal revenues following the discontinuation of certain intermodal train services as part of the restructuring of ERS Railways B.V. (ERS).
Total traffic from our U.K./European Operations decreased 11,467 carloads, or 1.0%, to 1,092,549 carloads for the year ended December 31, 2017, compared with the year ended December 31, 2016. The decrease in traffic was principally due to decreases of 17,714 carloads of coal and coke traffic and 13,939 carloads of intermodal traffic, partially offset by increases of 19,053 carloads of minerals and stone traffic and 1,807 carloads of agricultural products traffic. All remaining traffic decreased by a net 674 carloads.
Operating income from our U.K./European Operations for the year ended December 31, 2017 was $17.3 million, compared with an operating loss of $34.7 million for the year ended December 31, 2016. The operating ratio from our U.K./European Operations for the year ended December 31, 2017 was 97.2%, compared with 106.4% for the year ended December 31, 2016. Operating income for the year ended December 31, 2017 included $9.4 million of restructuring costs, $4.0 million of corporate development and related costs, an $8.9 million reduction to other expenses as a result of the buyout of the Freightliner acquisition deferred consideration agreements and a $1.1 million reduction to expense associated with a prior year accrual established for the restructuring of our U.K. coal business. The operating loss for the year ended December 31, 2016 included impairment and related charges of $21.5 million related to ERS, $14.7 million of restructuring and related charges associated with our U.K. coal business and $6.5 million of corporate development and related costs. For additional information regarding these charges, see Note 3, Changes in Operations, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report.

Changes in Operations
North American Operations
Heart of Georgia Railroad, Inc.: On May 31, 2017, we completed the acquisition of all the outstanding shares of Atlantic Western Transportation, Inc., parent company of Heart of Georgia Railroad, Inc. (HOG), for $5.6 million in cash and contingent consideration valued at $5.7 million. The contingent consideration is payable to the sellers upon satisfaction of certain conditions, which we expect to be paid in 2021. The results of operations from HOG have been included in our consolidated statement of operations within our North American Operations since the acquisition date. For additional information regarding the acquisition of HOG, see Note 3, Changes in Operations, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report.
Providence and Worcester Railroad Company: On November 1, 2016, we completed the acquisition of 100% of the outstanding common stock of Providence and Worcester Railroad for $25.00 per share, or $126.2 million. We funded the acquisition with borrowings under our Second Amended and Restated Senior Secured Syndicated Credit Facility Agreement, as amended (the Credit Agreement) (see Note 8, Long-Term Debt, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report). The results of operations from Providence and Worcester Railroad have been included in our consolidated statements of operations since the acquisition date. We incurred $3.1 million of integration costs associated with Providence and Worcester Railroad during the year ended December 31, 2017, of which $2.7 million was included within labor and benefits expense primarily for severance costs and $0.4 million was included within other expenses in our consolidated statement of operations within our North American Operations. For additional information regarding the acquisition of Providence and Worcester Railroad, see Note 3, Changes in Operations, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report.
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
We and MIRA contributed a combined A$1.3 billion in the form of cash, partner loans and contributed equity, and our subsidiary, GWI Acquisitions Pty Ltd (GWIA), entered into a five-year A$690.0 million senior secured term loan facility that is non-recourse to us and to MIRA. The proceeds were used to acquire GRail for A$1.14 billion, repay Genesee & Wyoming Australia’s (GWA) existing A$250.0 million term loan (under our Credit Agreement) and pay A$19.8 million in debt issuance costs and A$13.2 million of acquisition-related costs (collectively the GRail Transactions). The foreign exchange rate used to translate the transaction amounts to United States dollars (USD) was $0.74 for one Australian dollar (AUD).
The results from operations from GRail have been included in our consolidated statements of operations within our Australian Operations segment since the December 1, 2016 acquisition date. For additional information regarding the acquisition of GRail, see Note 3, Changes in Operations, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report.
Arrium Limited: Between 2011 and 2014, GWA invested a total of $78 million to purchase locomotives and railcars, as well as to construct a standard gauge rolling-stock maintenance facility to support iron ore shipments from Arrium's Southern Iron mine and Whyalla-based operations, which include the Middleback Range iron ore mines and the Whyalla steelworks.
On April 7, 2016, Arrium announced it had entered into voluntary administration. As a result, during the first quarter of 2016, we recorded a $13.0 million non-cash charge related to the impairment of an idle rolling-stock maintenance facility, which was recorded to net loss/(gain) on sale and impairment of assets within operating expenses, which represented the entire carrying value of these assets, and an allowance for doubtful accounts charge of $8.1 million associated with accounts receivable from Arrium, which was recorded to other expenses within operating expense. Also as a result of the voluntary administration, all payments to GWA associated with the Southern Iron rail haulage agreement have ceased. In December 2017, we recovered $0.9 million of cash in relation to Arrium's voluntary administration.

On August 31, 2017, Arrium was sold to GFG Alliance. The steel making business was rebranded as Liberty OneSteel and the mining business was rebranded as SIMEC Mining. GWA continues to provide services and receive payments under the rail haulage agreement for the Middleback Range operations, which includes service to several iron ore mines in the Middleback Range and the Whyalla steelworks operations.
U.K./European Operations
Pentalver Transport Limited: On May 3, 2017, our subsidiary, GWI UK Acquisition Company Limited, purchased for cash all of the issued share capital of Pentalver from a subsidiary of APM Terminals (a subsidiary of A P Møller-Maersk A/S (Maersk)) for £97.8 million (or $126.2 million at the exchange rate on May 3, 2017) or £77.5 million (or $100.1 million at the exchange rate on May 3, 2017) net of cash received of £20.2 million (or $26.1 million at the exchange rate on May 3, 2017). We funded the acquisition with borrowings under the Credit Agreement. The foreign exchange rate used to translate the total consideration to United States dollars was $1.29 for one British pound (GBP).
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
Despite a significant and focused effort by us, the performance of ERS reached unsustainable levels during 2016 and a restructuring plan was initiated. In conjunction with that plan, in 2017, we ceased all "open" train services from the port of Rotterdam, closed the ERS offices in Rotterdam and Frankfurt and the ERS customer services function in Warsaw. We are in the process of redistributing ERS’s leased locomotives and railcars, which have lease termination dates up through 2019. These steps will enable us to focus on the deep sea intermodal sector. Our subsidiary, Rotterdam Rail Feeding B.V., will continue its existing services and not be affected by the restructuring of ERS.
As a result of the ERS restructuring plan, we recorded impairment and related charges of $21.5 million in December 2016. These charges primarily included $14.5 million for an impairment of goodwill and $4.1 million for an impairment of a customer-related intangible asset, which were both recorded to net loss/(gain) on sale and impairment of assets within operating expenses, which represented the entire carrying value of these assets. For the year ended December 31, 2017, we recorded $5.7 million of restructuring costs related to ERS, primarily for severance costs and costs associated with surplus locomotive and railcar leases.
Restructuring of U.K. Coal Business: During 2016, due to a drastic decline in coal shipments, we implemented a restructuring of our U.K. coal business. The U.K. coal business, which we acquired as part of the Freightliner acquisition in 2015, is a relatively low-margin business, and we originally expected to cease coal shipments by 2022. We incurred charges related to the U.K. coal restructuring program of $14.7 million during the year ended December 31, 2016. These charges included $10.5 million associated with leased railcars that exceed our expected ongoing needs and were permanently taken out of service, which was recorded to equipment rents within operating expenses, as well as $4.2 million of severance and related costs associated with restructuring our workforce. During the year ended December 31, 2017, we recorded a reduction to equipment rents within operating expenses of $1.1 million associated with an adjustment to the liability recorded in 2016 for the leased railcars.

Acquisition of Freightliner Group Limited: On March 25, 2015, we completed the acquisition of all of the outstanding share capital of RailInvest Holding Company Limited, the parent company of London-based Freightliner, pursuant to the terms of a Share Purchase Agreement dated February 24, 2015. Management Shareholders retained an approximate 6% economic interest in Freightliner in the form of deferred consideration. We bought out this deferred consideration in November 2017, as described below.
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
As of March 25, 2015, we recorded a contingent liability within other long-term liabilities of £24.2 million (or $36.0 million at the exchange rate on March 25, 2015). This contingent liability represented the aggregate fair value of the shares transferred to us by the Management Shareholders representing an economic interest of approximately 6% on the acquisition date at the Freightliner acquisition price per share, in exchange for the right to receive cash consideration for the representative economic interest in the future (deferred consideration). We bought out this deferred consideration in November 2017 with the issuance of 238,201 shares of our Class A Common Stock with a grant date fair value of $17.5 million, as well as £2.1 million (or $2.9 million at the exchange rate on December 31, 2017) in cash to be paid in March 2018. These shares have time-based contractual restrictions on their transfer until March 2018, March 2019 and March 2020. In addition, we issued a note payable with a £6.3 million (or $8.6 million at the exchange rate on December 31, 2017) face value (£5.7 million fair value, or $7.7 million at the exchange rate on December 31, 2017) to certain management holders as part of the buyout of the deferred consideration. This note is payable in three annual installments starting in March 2018. We recorded a net gain of $8.9 million on the buyout of the deferred consideration in November 2017, which is included within other expenses in our consolidated statement of operations.
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

Year Ended December 31, 2017 Compared with Year Ended December 31, 2016
Consolidated Operating Results
Operating Revenues
The following table sets forth our operating revenues and total carloads into new operations and existing operations for the years ended December 31, 2017 and 2016 (dollars in thousands):

	2017					Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations		Currency Impact
	Total Operations	New Operations	Eliminations (a)	Existing Operations	2016	Amount	%	Amount	%
Freight revenues	$1,553,875	$133,509	$—	$1,420,366	$1,371,566	$182,309	13.3%	$48,800	3.6%	$(2,403)
Freight-related revenues	533,651	74,208	(42,759)	502,202	536,359	(2,708)	(0.5)%	(34,157)	(6.4)%	(1,594)
All other revenues	120,518	30,416	—	90,102	93,602	26,916	28.8%	(3,500)	(3.7)%	(577)
Total operating revenues	$2,208,044	$238,133	$(42,759)	$2,012,670	$2,001,527	$206,517	10.3%	$11,143	0.6%	$(4,574)
Carloads	3,247,886	365,854	—	2,882,032	2,894,664	353,222	12.2%	(12,632)	(0.4)%

(a)	Represents revenues for services provided by Freightliner Australia to GRail for the 11 months ended November 2017 (the new operations period), which were eliminated in our consolidated revenues.
Operating revenues were $2,208.0 million for the year ended December 31, 2017, compared with $2,001.5 million for the year ended December 31, 2016, an increase of $206.5 million, or 10.3%. The $206.5 million increase in operating revenues consisted of $195.4 million in net revenues from new operations and an $11.1 million increase in existing operations, primarily due to an increase in freight revenues, partially offset by a decrease in freight-related and all other revenues. For additional explanations regarding the changes in our operating revenues, see "Operating Results by Segment."
Operating Expenses
Total operating expenses for the year ended December 31, 2017 increased $97.7 million, or 5.7%, to $1,809.6 million, compared with $1,711.9 million for the year ended December 31, 2016. The increase consisted of $158.5 million from new operations, partially offset by a decrease of $60.8 million from existing operations. When we discuss either operating expenses from existing operations or same railroad operating expenses, we are referring to the change in our operating expenses, period-over-period, associated with operations that we managed in both periods (i.e., excluding the impact of acquisitions).
Excluding a $1.4 million decrease from the depreciation of foreign currencies relative to the United States dollar, operating expenses from existing operations decreased $59.4 million. For additional explanations regarding the changes in our total operating expenses, see "Operating Results by Segment."

The following table sets forth our total operating expenses for the years ended December 31, 2017 and 2016 (dollars in thousands):

	2017		2016		Increase/(Decrease)	Currency Impact	2016 Constant Currency*	Increase/ (Decrease) Constant Currency*
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$660,284	29.9%	$633,114	31.5%	$27,170	$(4,177)	$628,937	$31,347
Equipment rents	132,903	6.0%	159,372	8.0%	(26,469)	(513)	158,859	(25,956)
Purchased services	244,119	11.1%	198,046	9.9%	46,073	28	198,074	46,045
Depreciation and amortization	250,457	11.3%	205,188	10.3%	45,269	675	205,863	44,594
Diesel fuel used in train operations	147,427	6.7%	118,203	5.9%	29,224	121	118,324	29,103
Electricity used in train operations	7,521	0.3%	13,346	0.7%	(5,825)	45	13,391	(5,870)
Casualties and insurance	46,993	2.1%	38,884	1.9%	8,109	89	38,973	8,020
Materials	107,519	4.9%	82,522	4.1%	24,997	(421)	82,101	25,418
Trackage rights	87,490	4.0%	87,194	4.4%	296	(77)	87,117	373
Net loss on sale and impairment of assets	4,254	0.2%	32,484	1.6%	(28,230)	2,568	35,052	(30,798)
Restructuring costs	10,160	0.5%	8,182	0.4%	1,978	(330)	7,852	2,308
Other expenses	110,455	5.0%	135,380	6.8%	(24,925)	640	136,020	(25,565)
Total operating expenses	$1,809,582	82.0%	$1,711,915	85.5%	$97,667	$(1,352)	$1,710,563	$99,019
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.

Operating Income/Operating Ratio
Operating income was $398.5 million for the year ended December 31, 2017, compared with $289.6 million for the year ended December 31, 2016. Operating income for the year ended December 31, 2017 included corporate development and related costs of $11.9 million, restructuring costs of $10.2 million and impairment and related charges of $4.9 million related to our Australian Operations, partially offset by an $8.9 million reduction to expense as a result of the buyout of the Freightliner deferred consideration. Operating income for the year ended December 31, 2016 included corporate development and related costs of $23.3 million, ERS impairment and related costs of $21.5 million and Australia impairment and related costs of $21.1 million. Our operating ratio was 82.0% for the year ended December 31, 2017, compared with 85.5% for the year ended December 31, 2016.
Interest Expense
Interest expense was $107.3 million for the year ended December 31, 2017, compared with $75.6 million for the year ended December 31, 2016. The increase in interest expense was primarily due to a higher debt balance resulting from the GRail Transactions in December 2016, as well as higher interest rates in 2017 compared with 2016.
Benefit From/Provision For Income Taxes
Our benefit from income taxes for the year ended December 31, 2017 was $261.3 million, while our provision for income taxes for the year ended December 31, 2016 was $74.4 million. The benefit from income taxes for the year ended December 31, 2017 was primarily driven by the impact of the TCJA, which resulted in a net benefit of $371.9 million. For additional information regarding our benefit from/provision for income taxes, see Note 13, Income Taxes, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report.
Our provision for income taxes for the year ended December 31, 2016 included a $28.8 million tax benefit associated with the United States Short Line Tax Credit and a $4.3 million tax benefit associated with a prospective reduction in the U.K. income tax rate enacted during the fourth quarter of 2015.

The United States Short Line Tax Credit was an income tax track maintenance credit for Class II and Class III railroads to reduce their federal income tax based on qualified railroad track maintenance expenditures (the Short Line Tax Credit). Qualified expenditures included amounts incurred for maintaining track, including roadbed, bridges and related track structures owned or leased by a Class II or Class III railroad. The credit was equal to 50% of the qualified expenditures, subject to an annual limitation of $3,500 multiplied by the number of miles of railroad track owned or leased by the Class II or Class III railroad as of the end of its tax year. The Short Line Tax Credit was initially enacted for a three-year period, 2005 through 2007, and was subsequently extended a series of times with the last extension enacted in February 2018. The February 2018 extension provided a retroactive credit, solely for fiscal year 2017. As a result of this extension, we expect to record an income tax benefit of approximately $32 million during the three months ended March 31, 2018 associated with the Short Line Tax Credit for fiscal year 2017. Legislation is currently pending that seeks to extend the Short Line Tax Credit for fiscal year 2018 and beyond. For additional information regarding the Short Line Tax Credit, see Note 13, Income Taxes, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report.
Net Income and Earnings Per Common Share Attributable to G&W Common Stockholders
Net income attributable to G&W for the year ended December 31, 2017 was $549.1 million, compared with $141.1 million for the year ended December 31, 2016. Our basic EPS were $8.92 with 61.6 million weighted average shares outstanding for the year ended December 31, 2017, compared with basic EPS of $2.46 with 57.3 million weighted average shares outstanding for the year ended December 31, 2016. Our diluted EPS for the year ended December 31, 2017 were $8.79 with 62.5 million weighted average shares outstanding, compared with diluted EPS of $2.42 with 58.3 million weighted average shares outstanding for the year ended December 31, 2016. Our results for the years ended December 31, 2017 and 2016 included certain items affecting comparability between the periods as previously presented in the "Overview."

Operating Results by Segment
The following tables set forth our North American Operations, Australian Operations and U.K./European Operations for the years ended December 31, 2017 and 2016 (dollars in thousands):

	2017
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$961,356	$254,653	$337,866	$1,553,875
Freight-related revenues	249,623	46,696	237,332	533,651
All other revenues	63,306	6,161	51,051	120,518
Total operating revenues	$1,274,285	$307,510	$626,249	$2,208,044
Operating expenses:
Labor and benefits	416,468	68,935	174,881	660,284
Equipment rents	53,139	5,577	74,187	132,903
Purchased services	59,815	26,269	158,035	244,119
Depreciation and amortization	158,006	61,142	31,309	250,457
Diesel fuel used in train operations	76,852	25,236	45,339	147,427
Electricity used in train operations	—	—	7,521	7,521
Casualties and insurance	37,262	5,502	4,229	46,993
Materials	49,757	10,706	47,056	107,519
Trackage rights	38,637	12,633	36,220	87,490
Net (gain)/loss on sale and impairment of assets	(1,456)	5,797	(87)	4,254
Restructuring costs	467	338	9,355	10,160
Other expenses	81,456	8,124	20,875	110,455
Total operating expenses	970,403	230,259	608,920	1,809,582
Operating income	$303,882	$77,251	$17,329	$398,462
Operating ratio	76.2%	74.9%	97.2%	82.0%
Interest expense, net	$38,547	$54,718	$11,944	$105,209
(Benefit from)/provision for income taxes	$(266,063)	$6,110	$(1,306)	$(261,259)
Expenditures for additions to property & equipment, net of grants from outside parties	$166,685	$16,076	$25,462	$208,223
Carloads	1,603,182	552,155	1,092,549	3,247,886

	2016
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$913,619	$120,622	$337,325	$1,371,566
Freight-related revenues	258,922	95,776	181,661	536,359
All other revenues	64,223	6,188	23,191	93,602
Total operating revenues	$1,236,764	$222,586	$542,177	$2,001,527
Operating expenses:
Labor and benefits	397,129	66,547	169,438	633,114
Equipment rents	57,680	6,514	95,178	159,372
Purchased services	62,369	23,429	112,248	198,046
Depreciation and amortization	147,527	30,863	26,798	205,188
Diesel fuel used in train operations	59,023	19,743	39,437	118,203
Electricity used in train operations	—	—	13,346	13,346
Casualties and insurance	29,103	5,373	4,408	38,884
Materials	50,095	10,559	21,868	82,522
Trackage rights	36,645	10,047	40,502	87,194
Net (gain)/loss on sale and impairment of assets	(209)	13,341	19,352	32,484
Restructuring costs	884	789	6,509	8,182
Other expenses	76,967	30,571	27,842	135,380
Total operating expenses	917,213	217,776	576,926	1,711,915
Operating income/(loss)	$319,551	$4,810	$(34,749)	$289,612
Operating ratio	74.2%	97.8%	106.4%	85.5%
Interest expense, net	$40,985	$13,958	$19,591	$74,534
Provision for/(benefit from) income taxes	$80,701	$988	$(7,294)	$74,395
Expenditures for additions to property & equipment, net of grants from outside parties	$137,334	$11,285	$34,831	$183,450
Carloads	1,574,253	216,395	1,104,016	2,894,664
North American Operations
Operating Revenues and Carloads
The following table sets forth our North American Operations operating revenues and carloads by new operations and existing operations for the years ended December 31, 2017 and 2016 (dollars in thousands):

					Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations
	2017			2016
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%	Currency Impact
Freight revenues	$961,356	$27,794	$933,562	$913,619	$47,737	5.2%	$19,943	2.2%	$1,235
Freight-related revenues	249,623	1,154	248,469	258,922	(9,299)	(3.6)%	(10,453)	(4.0)%	465
All other revenues	63,306	914	62,392	64,223	(917)	(1.4)%	(1,831)	(2.9)%	251
Total operating revenues	$1,274,285	$29,862	$1,244,423	$1,236,764	$37,521	3.0%	$7,659	0.6%	$1,951
Carloads	1,603,182	38,003	1,565,179	1,574,253	28,929	1.8%	(9,074)	(0.6)%

Freight Revenues
The following table sets forth the changes in our North American Operations freight revenues by commodity group segregated into new operations and existing operations for the year ended December 31, 2017, compared with the year ended December 31, 2016 (dollars in thousands):

			Increase/(Decrease) in Total Operations	New Operations	Currency Impact	2016 Constant Currency*	Increase/(Decrease) in Existing Operations Constant Currency*

Commodity Group	2017	2016
Agricultural Products	$124,285	$115,627	$8,658	$1,601	$123	$115,750	$6,934
Autos & Auto Parts	22,901	18,259	4,642	2,371	35	18,294	2,236
Chemicals & Plastics	148,252	137,712	10,540	7,227	242	137,954	3,071
Coal & Coke	75,935	74,664	1,271	—	61	74,725	1,210
Food & Kindred Products	33,424	33,549	(125)	577	26	33,575	(728)
Intermodal	980	99	881	815	—	99	66
Lumber & Forest Products	87,200	83,509	3,691	2,379	77	83,586	1,235
Metallic Ores	13,391	16,819	(3,428)	1	58	16,877	(3,487)
Metals	103,863	103,799	64	1,991	164	103,963	(2,091)
Minerals & Stone	130,511	114,185	16,326	6,666	76	114,261	9,584
Petroleum Products	68,388	70,519	(2,131)	1,445	108	70,627	(3,684)
Pulp & Paper	107,453	104,523	2,930	1,201	241	104,764	1,488
Waste	25,063	20,835	4,228	914	6	20,841	3,308
Other	19,710	19,520	190	606	18	19,538	(434)
Total freight revenues	$961,356	$913,619	$47,737	$27,794	$1,235	$914,854	$18,708
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following table sets forth our North American Operations freight revenues, carloads and average freight revenues per carload for the years ended December 31, 2017 and 2016 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads		Average Freight Revenues Per Carload
	2017		2016 Constant Currency*		2017	2016
Commodity Group	Amount	% of Total	Amount	% of Total	Amount	Amount	2017	2016	2016 Constant Currency*
Agricultural Products	$124,285	12.9%	$115,750	12.7%	209,471	217,038	$593	$533	$533
Autos & Auto Parts	22,901	2.4%	18,294	2.0%	37,246	30,308	615	602	604
Chemicals & Plastics	148,252	15.4%	137,954	15.1%	177,602	175,316	835	786	787
Coal & Coke	75,935	7.9%	74,725	8.2%	224,278	221,001	339	338	338
Food & Kindred Products	33,424	3.5%	33,575	3.7%	59,307	60,874	564	551	552
Intermodal	980	0.1%	99	—%	9,838	1,382	100	72	72
Lumber & Forest Products	87,200	9.1%	83,586	9.1%	140,856	138,096	619	605	605
Metallic Ores	13,391	1.4%	16,877	1.8%	17,925	21,697	747	775	778
Metals	103,863	10.8%	103,963	11.4%	136,888	137,898	759	753	754
Minerals & Stone	130,511	13.6%	114,261	12.5%	214,469	197,849	609	577	578
Petroleum Products	68,388	7.1%	70,627	7.7%	98,414	102,718	695	687	688
Pulp & Paper	107,453	11.2%	104,764	11.5%	161,872	163,595	664	639	640
Waste	25,063	2.6%	20,841	2.2%	52,081	44,922	481	464	464
Other	19,710	2.0%	19,538	2.1%	62,935	61,559	313	317	317
Total	$961,356	100.0%	$914,854	100.0%	1,603,182	1,574,253	$600	$580	$581
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.

Total traffic from our North American Operations increased 28,929 carloads, or 1.8%, for the year ended December 31, 2017, compared with the year ended December 31, 2016. The increase consisted of 38,003 carloads from new operations, partially offset by a decrease of 9,074 carloads, or 0.6%, from existing operations. The decrease in traffic from existing operations was principally due to decreases of 8,979 carloads of agricultural products traffic, 5,572 carloads of petroleum products traffic, 3,772 carloads of metallic ores traffic, 2,669 carloads of chemicals and plastics traffic, 2,608 carloads of metals traffic, 2,498 carloads of pulp and paper traffic and 2,402 carloads of food and kindred products traffic, partially offset by increases of 6,631 carloads of minerals and stone traffic, 5,959 carloads of waste traffic, 3,701 carloads of autos and auto parts traffic and 3,277 carloads of coal and coke traffic. All remaining traffic decreased by a net 142 carloads.
Changes in average freight revenues per carload in a commodity group may be impacted by changes in customer rates and fuel surcharges, as well as changes in the mix of customer traffic within a commodity group. Excluding the impact of foreign currency, average freight revenues per carload from existing operations increased 2.6% to $596 for the year ended December 31, 2017, compared with the year ended December 31, 2016. The increase in average freight revenues per carload was impacted by higher fuel surcharges, which increased average freight revenues per carload by 0.6%, partially offset by the impact of a change in commodity mix, which decreased average freight revenues per carload 0.4%. Excluding these factors, average freight revenues per carload increased 2.4%.
The following information discusses the significant changes in our North American Operations freight revenues from existing operations by commodity group excluding the impact of foreign currency.
Agricultural products revenues increased $6.9 million, or 6.0%. Agricultural products average freight revenues per carload increased 10.7%, which increased revenues by $12.2 million, while traffic decreased 8,979 carloads, or 4.1%, which decreased revenues by $5.3 million. The increase in average freight revenues per carload was primarily driven by a change in the mix of business. The carload decrease was primarily due to reduced shipments as a result of modal competition, drought conditions in South Dakota, reduced export demand in the midwestern United States and plant closures in the southern United States.
Autos and auto parts revenues increased $2.2 million, or 12.2%, primarily due to a traffic increase of 3,701 carloads, or 12.2%, as a result of import spot shipments in the western United States and increased shipments in the midwestern United States related to a model conversion.
Chemicals and plastics revenues increased $3.1 million, or 2.2%. Chemicals and plastics average freight revenues per carload increased 3.8%, which increased revenues by $5.3 million, while traffic decreased 2,669 carloads, or 1.5%, which decreased revenues by $2.2 million. The decrease in carloads was primarily due to decreased shipments of industrial chemicals due to a plant closure in the northeastern United States, reduced demand from a mining customer in the western United States and decreased shipments of ethanol in the midwestern United States.
Metallic ores revenues decreased $3.5 million, or 20.7%. Metallic ores traffic decreased 3,772 carloads, or 17.4%, which decreased revenues by $2.8 million, and average freight revenues per carload decreased 4.0%, which decreased revenues by $0.7 million. These decreases were primarily due to the planned idling of an alumina customer facility in the southern United States and lower production from a copper mining customer in the western United States.
Metals revenues decreased $2.1 million, or 2.0%, primarily due to a traffic decrease of 2,608 carloads or 1.9%. The carload decrease was primarily due to reduced shipments of scrap steel and pig iron as a result of modal competition in the southeastern United States.
Minerals and stone revenues increased $9.6 million, or 8.4%. Minerals and stone average freight revenues per carload increased 4.8%, which increased revenues by $5.6 million, and traffic increased 6,631 carloads, or 3.4%, which increased revenues by $4.0 million. The increase in average freight revenues per carload was primarily due to the change in the mix of business. The increase in carloads was primarily due to increased shipments of cement, frac sand, rock salt and clay, partially offset by decreased shipments of construction aggregates.
Petroleum products decreased $3.7 million, or 5.2%, primarily due to a traffic decrease of 5,572 carloads, or 5.4%. The carload decrease was primarily due to decreased shipments of liquid petroleum gases resulting from barge competition in the western United States and production declines and a loss of a customer contract in the northeastern United States.
Pulp and paper revenues increased $1.5 million, or 1.4%. Pulp and paper average freight revenues per carload increased 3.1%, which increased revenues by $3.1 million, while traffic decreased 2,498 carloads, or 1.5%, which decreased revenues by $1.6 million. The decrease in carloads was primarily due to decreased shipments resulting from truck competition and multiple maintenance shutdowns of mills in the southern United States.

Waste revenues increased $3.3 million, or 15.9%. Waste traffic increased by 5,959 carloads, or 13.3%, which increased revenues by $2.8 million, and average freight revenues per carload increased 2.4%, which increased revenues by $0.5 million. These increases were primarily due to new and expanded contracts in the midwestern United States.
Freight revenues from all remaining commodities combined increased by a net $1.3 million.
Freight-Related Revenues
Excluding a $0.5 million increase due to the impact from foreign currency appreciation, freight-related revenues from our North American Operations, which includes revenues from railcar switching, track access rights, crewing services, storage and other ancillary revenues related to the movement of freight, decreased $9.8 million, or 3.8%, to $249.6 million for the year ended December 31, 2017, compared with $259.4 million for the year ended December 31, 2016. The decrease in freight-related revenues was primarily due to the recognition of $10.0 million of revenue from a multi-year take-or-pay volume shortfall under a crude-by-rail contract in the year ended December 31, 2016, compared with $3.1 million of revenue recognized for that contract in the year ended December 31, 2017 and lower demurrage revenues in the southern United States.
All Other Revenues
Excluding a $0.3 million increase due to the impact of foreign currency appreciation, all other revenues from our North American Operations, which includes revenues from third-party car and locomotive repairs, property rentals, railroad construction and other ancillary revenues not directly related to the movement of freight, decreased $1.2 million, or 1.8%, to $63.3 million for the year ended December 31, 2017, compared with $64.5 million for the year ended December 31, 2016. The decrease in all other revenues consisted of $2.1 million from existing operations, partially offset by $0.9 million from new operations.
Operating Expenses
Total operating expenses from our North American Operations increased $53.2 million, or 5.8%, to $970.4 million for the year ended December 31, 2017, compared with $917.2 million for the year ended December 31, 2016. The increase consisted of $28.9 million from new operations and $24.2 million from existing operations. The increase from existing operations was primarily due to a $15.7 million increase in the cost and usage of diesel fuel in train operations, an $8.1 million increase in depreciation and amortization, a $7.1 million increase in casualties and insurance, a $4.6 million increase in labor and benefits and a $2.8 million increase in other expenses, partially offset by a $7.2 million decrease in equipment rents, a $5.6 million decrease in purchased services, and a $1.9 million decrease in materials. In addition, the change from existing operations included a $1.8 million increase due to impact of foreign currency appreciation.
The following table sets forth operating expenses from our North American Operations for the years ended December 31, 2017 and 2016 (dollars in thousands):

	2017		2016		Increase/(Decrease)	Currency Impact	2016 Constant Currency*	Increase/(Decrease) Constant Currency*
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$416,468	32.8%	$397,129	32.1%	$19,339	$672	$397,801	$18,667
Equipment rents	53,139	4.2%	57,680	4.7%	(4,541)	103	57,783	(4,644)
Purchased services	59,815	4.7%	62,369	5.0%	(2,554)	124	62,493	(2,678)
Depreciation and amortization	158,006	12.4%	147,527	11.9%	10,479	435	147,962	10,044
Diesel fuel used in train operations	76,852	6.0%	59,023	4.8%	17,829	176	59,199	17,653
Casualties and insurance	37,262	2.9%	29,103	2.4%	8,159	42	29,145	8,117
Materials	49,757	3.9%	50,095	4.0%	(338)	107	50,202	(445)
Trackage rights	38,637	3.0%	36,645	3.0%	1,992	19	36,664	1,973
Net gain on sale and impairment of assets	(1,456)	(0.1)%	(209)	—%	(1,247)	(4)	(213)	(1,243)
Restructuring costs	467	—%	884	0.1%	(417)	—	884	(417)
Other expenses	81,456	6.4%	76,967	6.2%	4,489	144	77,111	4,345
Total operating expenses	$970,403	76.2%	$917,213	74.2%	$53,190	$1,818	$919,031	$51,372
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.

The following information discusses the significant changes in operating expenses from our North American Operations, excluding an increase of $1.8 million due to the impact from foreign currency appreciation.
Labor and benefits expense was $416.5 million for the year ended December 31, 2017, compared with $397.8 million for the year ended December 31, 2016, an increase of $18.7 million, or 4.7%. The increase consisted of $14.0 million from new operations, of which $2.7 million related to the Providence and Worcester Railroad integration-related severance costs, and $4.6 million from existing operations. The increase from existing operations was due primarily to annual wage increases.
Equipment rents expense was $53.1 million for the year ended December 31, 2017, compared with $57.8 million for the year ended December 31, 2016, a decrease of $4.6 million, or 8.0%. The decrease consisted of $7.2 million from existing operations, partially offset by $2.6 million from new operations. The decrease from existing operations was primarily due to reduced leased freight car expense due to certain leased cars being returned to lessors or converted to per diem leases, reduced leased locomotive expense due to buyouts of certain of our locomotive leases and reduced car hire expense.
Purchased services expense was $59.8 million for the year ended December 31, 2017, compared with $62.5 million for the year ended December 31, 2016, a decrease of $2.7 million, or 4.3%. The decrease consisted of $5.6 million from existing operations, partially offset by $2.9 million from new operations. The decrease from existing operations was primarily due to a reduction in the use of third-party contractors for maintenance and repair of track property.
Depreciation and amortization expense was $158.0 million for the year ended December 31, 2017, compared with $148.0 million for the year ended December 31, 2016, an increase of $10.0 million, or 6.8%. The increase consisted of $8.1 million from existing operations and $1.9 million from new operations. The increase from existing operations was primarily attributable to a larger depreciable asset base in 2017 compared with 2016, reflecting capital spending in 2017 and 2016.
The cost of diesel fuel used in train operations was $76.9 million for the year ended December 31, 2017, compared with $59.2 million for the year ended December 31, 2016, an increase of $17.7 million, or 29.8%. The increase consisted of $15.7 million from existing operations, partially offset by $2.0 million from new operations. The increase from existing operations consisted of $12.9 million due to a 21.5% increase in average fuel cost per gallon and $2.7 million due to a 4.0% increase in diesel fuel consumption.
Casualties and insurance expense was $37.3 million for the year ended December 31, 2017, compared with $29.1 million for the year ended December 31, 2016, an increase of $8.1 million, or 27.9%. The increase consisted of $7.1 million from existing operations and $1.0 million from new operations. The increase from existing operations was primarily attributable to an increase in derailments expense in 2017.
Trackage rights expense was $38.6 million for the year ended December 31, 2017, compared with $36.7 million for the year ended December 31, 2016, an increase of $2.0 million, or 5.4%. The increase consisted of $1.5 million from new operations and $0.5 million from existing operations.
Net gain on sale and impairment of assets was $1.5 million for the year ended December 31, 2017, primarily due to scrap sales during 2017.
Other expenses were $81.5 million for the year ended December 31, 2017, compared with $77.1 million for the year ended December 31, 2016, an increase of $4.3 million, or 5.6%. The increase consisted of $2.8 million from existing operations and $1.6 million from new operations. The increase from existing operations was primarily attributable to corporate development and related costs.
Operating Income/Operating Ratio
Operating income from our North American Operations was $303.9 million for the year ended December 31, 2017, compared with $319.6 million for the year ended December 31, 2016. Operating income for the year ended December 31, 2017 included $8.2 million of corporate development and related costs associated with the integration of Providence and Worcester Railroad and other corporate development projects. Operating income for the year ended December 31, 2016 included corporate development and related costs of $7.2 million. The operating ratio was 76.2% for the year ended December 31, 2017, compared with 74.2% for the year ended December 31, 2016.

Australian Operations
Operating Revenues and Carloads
As previously disclosed, we own a controlling 51.1% ownership interest in our Australian Operations and, therefore, include 100% of our Australian Operations within our consolidated financial statements with a 48.9% noncontrolling interest recorded to reflect MIRA's ownership. The following table sets forth our Australian Operations operating revenues and carloads by new operations and existing operations for the years ended December 31, 2017 and 2016 (dollars in thousands):

	2017					Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations		Currency Impact
	Total Operations	New Operations	Eliminations (a)	Existing Operations	2016	Amount	%	Amount	%
Freight revenues	$254,653	$105,715	$—	$148,938	$120,622	$134,031	111.1%	$28,316	23.5%	$3,848
Freight-related revenues	46,696	—	(42,759)	89,455	95,776	(49,080)	(51.2)%	(6,321)	(6.6)%	2,860
All other revenues	6,161	6	—	6,155	6,188	(27)	(0.4)%	(33)	(0.5)%	174
Total operating revenues	$307,510	$105,721	$(42,759)	$244,548	$222,586	$84,924	38.2%	$21,962	9.9%	$6,882
Carloads	552,155	327,851	—	224,304	216,395	335,760	155.2%	7,909	3.7%

(a)	Represents revenues for services provided by Freightliner Australia to GRail for the 11 months ended November 2017 (the new operations period), which were eliminated in our consolidated revenues.
Operating revenues were $307.5 million for the year ended December 31, 2017, compared with $222.6 million for the year ended December 31, 2016, an increase of $84.9 million, or 38.2%. Excluding $63.0 million of net revenues from new operations and a $6.9 million increase from the impact of foreign currency appreciation, our Australian Operations same railroad operating revenues increased by $15.1 million, or 6.6%.
Freight Revenues
The following table sets forth the changes in our Australian Operations freight revenues by commodity group segregated into new operations and existing operations for the year ended December 31, 2017, compared with the year ended December 31, 2016 (dollars in thousands):

			Increase/(Decrease) in Total Operations	New Operations	Currency Impact	2016 Constant Currency*	Increase/(Decrease) in Existing Operations Constant Currency*
Commodity Group	2017	2016
Agricultural Products	$22,562	$17,511	$5,051	$—	$547	$18,058	$4,504
Coal & Coke	117,678	11,112	106,566	105,715	473	11,585	378
Intermodal	69,433	66,761	2,672	—	2,027	68,788	645
Metallic Ores	37,415	16,874	20,541	—	541	17,415	20,000
Minerals & Stone	6,878	7,634	(756)	—	236	7,870	(992)
Petroleum Products	687	730	(43)	—	24	754	(67)
Total freight revenues	$254,653	$120,622	$134,031	$105,715	$3,848	$124,470	$24,468
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.

The following table sets forth our Australian Operations freight revenues, carloads and average freight revenues per carload for the years ended December 31, 2017 and 2016 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads		Average Freight Revenues Per Carload
	2017		2016 Constant Currency*		2017	2016
Commodity Group	Amount	% of Total	Amount	% of Total	Amount	Amount	2017	2016	2016 Constant Currency*
Agricultural Products	$22,562	8.8%	$18,058	14.5%	51,909	43,362	$435	$404	$416
Coal & Coke	117,678	46.2%	11,585	9.3%	359,791	35,203	327	316	329
Intermodal	69,433	27.3%	68,788	55.3%	58,848	59,688	1,180	1,118	1,152
Metallic Ores	37,415	14.7%	17,415	14.0%	29,458	13,807	1,270	1,222	1,261
Minerals & Stone	6,878	2.7%	7,870	6.3%	51,872	64,060	133	119	123
Petroleum Products	687	0.3%	754	0.6%	277	275	2,480	2,655	2,742
Total	$254,653	100.0%	$124,470	100.0%	552,155	216,395	$461	$557	$575
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
Total traffic from our Australian Operations increased 335,760 carloads to 552,155 carloads for the year ended December 31, 2017, compared with the year ended December 31, 2016. The increase consisted of 327,851 carloads from new operations and an increase of 7,909 carloads, or 3.7%, from existing operations. The increase in traffic from existing operations was principally due to increases of 15,651 carloads of metallic ores traffic and 8,547 carloads of agricultural products traffic, partially offset by decreases of 12,188 carloads of minerals and stone traffic and 3,263 carloads of coal and coke traffic. All remaining traffic decreased by a net 838 carloads.
Changes in average freight revenues per carload in a commodity group may be impacted by changes in customer rates and fuel surcharges, as well as changes in the mix of customer traffic within a commodity group. Excluding the impact of foreign currency, average freight revenues per carload from our Australian Operations decreased 19.8% to $461 for the year ended December 31, 2017, compared with the year ended December 31, 2016. Excluding the impact of foreign currency, average freight revenues per carload from existing operations increased 15.5% to $664 for the year ended December 31, 2017. The increase in average freight revenues per carload from existing operations was primarily due to increased metallic ores shipments as a result of the recommencement of operations at two previously closed iron ore and manganese mines.
The following information discusses the significant changes in our Australian Operations freight revenues from existing operations by commodity group excluding the impact of foreign currency.
Agricultural products revenues increased $4.5 million, or 24.9%. Agricultural products traffic increased 8,547 carloads, or 19.7%, which increased revenues by $3.7 million, and average freight revenues per carload increased 4.6%, which increased revenues by $0.8 million. The increase in carloads was primarily due to stronger mainland grain shipments.
Metallic ores revenues increased $20.0 million, primarily due to a traffic increase of 15,651 carloads, which increased revenues by $19.9 million. The increase in carloads was primarily due to the recommencement of operations at two previously closed iron ore and manganese mines.
Freight-Related Revenues
Excluding a $2.9 million increase due to the net impact of foreign currency appreciation, freight-related revenues from our Australian Operations, which includes revenues from railcar switching, track access rights, crewing services, storage and other ancillary revenues related to the movement of freight, decreased $51.9 million, or 52.7%, to $46.7 million for the year ended December 31, 2017, compared with $98.6 million for the year ended December 31, 2016. Excluding $42.8 million of net freight-related revenues for services provided by Freightliner Australia to GRail for the 11 months ended November 30, 2017 (the new operations period), which were eliminated in our consolidated freight-related revenues, our freight-related revenues from existing operations decreased $9.2 million. The decrease from existing operations was primarily due to the loss of the fixed payments from Arrium that we received in the first quarter of 2016 associated with our rail haulage agreement to serve their Southern Iron mine and shipments of stockpiled manganese in 2016 at a previously closed customer mine facility. The decrease was partially offset by an increase in agricultural products-related switching revenues in 2017.

All Other Revenues
Excluding a $0.2 million increase due to the net impact of foreign currency appreciation, all other revenues from our Australian Operations, which includes revenues from third-party railcar and locomotive repairs, property rentals and other ancillary revenues not directly related to the movement of freight, decreased $0.2 million, or 3.2%, to $6.2 million for the year ended December 31, 2017, compared with $6.4 million for the year ended December 31, 2016.
Operating Expenses
Total operating expenses from our Australian Operations for the year ended December 31, 2017 increased $12.5 million, or 5.7%, to $230.3 million, compared with $217.8 million for the year ended December 31, 2016. The increase consisted of $31.8 million from new operations, partially offset by a decrease of $19.3 million from existing operations. Operating expenses for the year ended December 31, 2017 included $4.9 million of impairment and related charges primarily associated with track assets on idle branch lines in South Australia. Operating expenses for the year ended December 31, 2016 included a $13.0 million impairment of a rolling-stock maintenance facility and an accounts receivable reserve of $8.1 million, both of which were associated with Arrium's voluntary administration. In addition, the change from existing operations in 2017 included a $6.3 million increase from the net appreciation of the Australian dollar relative to the United States dollar.
The following table sets forth operating expenses from our Australian Operations for the years ended December 31, 2017 and 2016 (dollars in thousands):

	2017		2016		Increase/(Decrease)	Currency Impact	2016 Constant Currency*	Increase/(Decrease) Constant Currency*
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$68,935	22.4%	$66,547	29.9%	$2,388	$2,069	$68,616	$319
Equipment rents	5,577	1.8%	6,514	2.9%	(937)	203	6,717	(1,140)
Purchased services	26,269	8.6%	23,429	10.5%	2,840	712	24,141	2,128
Depreciation and amortization	61,142	19.9%	30,863	13.9%	30,279	994	31,857	29,285
Diesel fuel used in train operations	25,236	8.2%	19,743	8.9%	5,493	608	20,351	4,885
Casualties and insurance	5,502	1.8%	5,373	2.4%	129	204	5,577	(75)
Materials	10,706	3.5%	10,559	4.7%	147	333	10,892	(186)
Trackage rights	12,633	4.1%	10,047	4.5%	2,586	320	10,367	2,266
Net loss on sale and impairment of assets	5,797	1.9%	13,341	6.0%	(7,544)	197	13,538	(7,741)
Restructuring costs	338	0.1%	789	0.4%	(451)	13	802	(464)
Other expenses	8,124	2.6%	30,571	13.7%	(22,447)	620	31,191	(23,067)
Total operating expenses	$230,259	74.9%	$217,776	97.8%	$12,483	$6,273	$224,049	$6,210
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following information discusses the significant changes in operating expenses from our Australian Operations excluding a $6.3 million increase due to the net impact from foreign currency appreciation.
Equipment rents expense was $5.6 million for the year ended December 31, 2017, compared with $6.7 million for the year ended December 31, 2016, a decrease of $1.1 million, or 17.0%. The decrease was primarily attributable to the purchase of equipment that was previously rented.
Purchased services expense was $26.3 million for the year ended December 31, 2017, compared with $24.1 million for the year ended December 31, 2016, an increase of $2.1 million, or 8.8%. The increase was primarily attributable to new operations.
Depreciation and amortization expense was $61.1 million for the year ended December 31, 2017, compared with $31.9 million for the year ended December 31, 2016, an increase of $29.3 million, or 91.9%. The increase was primarily attributable to new operations.

The cost of diesel fuel used in train operations was $25.2 million for the year ended December 31, 2017, compared with $20.4 million for the year ended December 31, 2016, an increase of $4.9 million, or 24.0%. The increase consisted of $3.6 million due to a 17.4% increase in average fuel cost per gallon and $1.3 million due to a 5.7% increase in diesel fuel consumption.
Trackage rights expense was $12.6 million for the year ended December 31, 2017, compared with $10.4 million for the year ended December 31, 2016, an increase of $2.3 million, or 21.9%. The increase was primarily attributable to services for an iron ore customer that recommenced operations in July 2016, as well as increased grain shipments.
Net loss on the sale and impairment of assets for the year ended December 31, 2017, of $5.8 million was primarily related to the impairment of track assets on idle branch lines in Southern Australia. Net loss on the sale and impairment of assets for year ended December 31, 2016 of $13.3 million was primarily related to the impairment of a rolling-stock maintenance facility resulting from Arrium entering into voluntary administration.
Other expenses were $8.1 million for the year ended December 31, 2017, compared with $31.2 million for the year ended December 31, 2016, a decrease of $23.1 million. Other expenses for the year ended December 31, 2016 included $14.7 million of corporate development and related costs associated with the GRail Transactions and an accounts receivable reserve of $8.1 million associated with Arrium entering into voluntary administration.
Operating Income
Operating income from our Australian Operations was $77.3 million for the year ended December 31, 2017, compared with $4.8 million for the year ended December 31, 2016. For the year ended December 31, 2017, our Australian Operations recorded charges of $5.9 million related to the impairment of track assets on idle branch lines in Southern Australia. For the year ended December 31, 2016, our Australian Operations recorded charges of $21.1 million, including a $13.0 million non-cash charge related to the impairment of a rolling-stock maintenance facility and associated write-off of accounts receivable of $8.1 million, resulting from Arrium entering into voluntary administration. Operating income for the year ended December 31, 2016 also included $14.7 million of corporate development and related costs, primarily associated with the GRail Transactions. The operating ratio was 74.9% for the year ended December 31, 2017, compared with 97.8% for the year ended December 31, 2016.
U.K./European Operations
Operating Revenues and Carloads
The following table sets forth our U.K./European Operations operating revenues and carloads by new operations and existing operations for the years ended December 31, 2017 and 2016 (dollars in thousands):

					Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations		Currency Impact
	2017			2016
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%
Freight revenues	$337,866	$—	$337,866	$337,325	$541	0.2%	$541	0.2%	$(7,486)
Freight-related revenues	237,332	73,054	164,278	181,661	55,671	30.6%	(17,383)	(9.6)%	(4,919)
All other revenues	51,051	29,496	21,555	23,191	27,860	120.1%	(1,636)	(7.1)%	(1,002)
Total operating revenues	$626,249	$102,550	$523,699	$542,177	$84,072	15.5%	$(18,478)	(3.4)%	$(13,407)
Carloads	1,092,549	—	1,092,549	1,104,016	(11,467)	(1.0)%	(11,467)	(1.0)%

Freight Revenues
The following table sets forth the changes in our U.K./European Operations freight revenues by commodity group for the year ended December 31, 2017, compared with the year ended December 31, 2016 (dollars in thousands):

			Increase/(Decrease) in Total Operations	Currency Impact	2016 Constant Currency*	Increase/(Decrease) in Total Operations Constant Currency*
Commodity Group	2017	2016
Agricultural Products	$5,280	$2,465	$2,815	$188	$2,653	$2,627
Coal & Coke	9,972	14,982	(5,010)	(375)	14,607	(4,635)
Intermodal	253,854	262,977	(9,123)	(8,511)	254,466	(612)
Lumber & Forest Products	—	170	(170)	2	172	(172)
Metallic Ores	—	100	(100)	5	105	(105)
Minerals & Stone	68,760	56,631	12,129	1,205	57,836	10,924
Total freight revenues	$337,866	$337,325	$541	$(7,486)	$329,839	$8,027
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following table sets forth our U.K./European Operations freight revenues, carloads and average freight revenues per carload for the years ended December 31, 2017 and 2016 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads		Average Freight Revenues Per Carload
	2017		2016 Constant Currency*		2017	2016
Commodity Group	Amount	% of Total	Amount	% of Total	Amount	Amount	2017	2016	2016 Constant Currency*
Agricultural Products	$5,280	1.6%	$2,653	0.8%	4,359	2,552	$1,211	$966	$1,040
Coal & Coke	9,972	2.9%	14,607	4.4%	22,403	40,117	445	373	364
Intermodal	253,854	75.1%	254,466	77.2%	890,844	904,783	285	291	281
Lumber & Forest Products	—	—%	172	0.1%	—	473	—	359	—
Metallic Ores	—	—%	105	—%	—	201	—	498	—
Minerals & Stone	68,760	20.4%	57,836	17.5%	174,943	155,890	393	363	371
Total	$337,866	100.0%	$329,839	100.0%	1,092,549	1,104,016	$309	$306	$299
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
Total traffic from our U.K./European Operations decreased 11,467 carloads, or 1.0%, to 1,092,549 carloads for the year ended December 31, 2017, compared with the year ended December 31, 2016. The decrease in traffic was principally due to decreases of 17,714 carloads of coal and coke traffic and 13,939 carloads of intermodal traffic, partially offset by increases of 19,053 carloads of minerals and stone traffic and 1,807 carloads of agricultural products traffic. All remaining traffic decreased by a net 674 carloads.
Changes in average freight revenues per carload in a commodity group may be impacted by changes in customer rates and fuel surcharges, as well as changes in the mix of customer traffic within a commodity group. Excluding the impact of foreign currency, average freight revenues per carload from our U.K./European Operations increased 3.3% to $309 for the year ended December 31, 2017, compared with the year ended December 31, 2016.
The following information discusses the significant changes in our U.K./European Operations freight revenues by commodity group excluding the impact of foreign currency.
Agricultural products revenues increased $2.6 million, or 99.0%. Agricultural products traffic increased 1,807 carloads, or 70.8%, which increased revenues by $2.2 million, and average freight revenues per carload increased 16.4%, which increased revenues by $0.4 million. The increase in carloads was primarily due to the development of new business in Poland.

Coal and coke revenues decreased $4.6 million, or 31.7%. Coal and coke traffic decreased 17,714 carloads, or 44.2%, which decreased revenues by $7.9 million, while average freight revenues per carload increased 22.3%, which increased revenues by $3.3 million. The decrease in carloads was primarily due to lower demand for steam coal in the U.K., largely as a result of competition from natural gas power generation and an increase in the carbon tax. The increase in average freight revenues per carload was primarily due to a change in the mix of business.
Minerals and stone revenues increased $10.9 million, or 18.9%. Minerals and stone traffic increased 19,053 carloads, or 12.2%, which increased revenues by $7.5 million, and average freight revenues per carload increased 5.9%, which increased revenues by $3.4 million. The increase in carloads was primarily due to higher construction aggregates shipments in the U.K. and Poland. The increase in average freight revenues per carload was primarily due to a change in the mix of business in the U.K.
Freight revenues from all remaining commodities combined decreased by $0.9 million.
Freight-Related Revenues
Freight-related revenues from our U.K./European Operations include trucking haulage services, container storage and switching services, as well as infrastructure services, where we operate work trains for the track infrastructure owner. Freight-related revenues in the U.K./Europe also include traction services (or hook and pull), which requires us to provide locomotives and drivers to move a customer's train between specified origin and destination points and other ancillary revenues related to the movement of freight.
Excluding a $4.9 million decrease due to the impact of foreign currency depreciation, freight-related revenues from our U.K./European Operations increased $60.6 million, or 34.3%, to $237.3 million for the year ended December 31, 2017, compared with $176.7 million for the year ended December 31, 2016. The increase consisted of $73.1 million from new operations, partially offset by a decrease of $12.5 million, or 7.1%, from existing operations. The decrease from existing operations was primarily due to the discontinuation of certain routes in Continental Europe following the completion of the restructuring of ERS in the first half of 2017 and decreased U.K. infrastructure revenues.
All Other Revenues
Excluding a $1.0 million decrease due to the impact of foreign currency depreciation, all other revenues from our U.K./European Operations, which includes revenues from container sales, third-party railcar and locomotive repairs, property rentals and other ancillary revenues not directly related to the movement of freight, increased $28.9 million to $51.1 million for the year ended December 31, 2017, compared with $22.2 million for the year ended December 31, 2016. The increase consisted of $29.5 million from new operations, primarily from container sales and container repairs at Pentalver, partially offset by a decrease of $0.6 million, or 2.9%, from existing operations. The decrease from existing operations was primarily due to reduced management and technical support revenues in Saudi Arabia resulting primarily from the timing of project deliverables, partially offset by increased passenger crewing revenues.
Operating Expenses
Total operating expenses from our U.K./European Operations increased $32.0 million, or 5.5%, to $608.9 million for the year ended December 31, 2017, compared with $576.9 million for the year ended December 31, 2016. The increase consisted of $97.7 million from new operations, partially offset by a decrease of $65.7 million from existing operations. The decrease from existing operations included an $8.9 million gain on the buyout of the Freightliner deferred consideration and $9.4 million due to the net impact of foreign currency depreciation. Operating expenses for the year ended December 31, 2016 included $21.5 million of impairment charges related to ERS and $14.7 million of charges related to the U.K. coal restructuring. The decrease in operating expenses from existing operations was also due to a $6.1 million decrease in labor and benefits expense primarily resulting from reduced headcount related to the restructuring of the U.K. coal business and the discontinuation of certain routes in Continental Europe as part of our restructuring of ERS.

The following table sets forth operating expenses from our U.K./European Operations for the years ended December 31, 2017 and 2016 (dollars in thousands):

	2017		2016		Increase/(Decrease)	Currency Impact	2016 Constant Currency*	Increase/(Decrease) Constant Currency*
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$174,881	27.9%	$169,438	31.3%	$5,443	$(6,918)	$162,520	$12,361
Equipment rents	74,187	11.9%	95,178	17.5%	(20,991)	(819)	94,359	(20,172)
Purchased services	158,035	25.2%	112,248	20.7%	45,787	(808)	111,440	46,595
Depreciation and amortization	31,309	5.0%	26,798	4.9%	4,511	(754)	26,044	5,265
Diesel fuel used in train operations	45,339	7.2%	39,437	7.3%	5,902	(663)	38,774	6,565
Electricity used in train operations	7,521	1.2%	13,346	2.5%	(5,825)	45	13,391	(5,870)
Casualties and insurance	4,229	0.7%	4,408	0.8%	(179)	(157)	4,251	(22)
Materials	47,056	7.5%	21,868	4.0%	25,188	(861)	21,007	26,049
Trackage rights	36,220	5.8%	40,502	7.5%	(4,282)	(416)	40,086	(3,866)
Net (gain)/loss on sale and impairment of assets	(87)	—%	19,352	3.6%	(19,439)	2,375	21,727	(21,814)
Restructuring costs	9,355	1.5%	6,509	1.2%	2,846	(343)	6,166	3,189
Other expenses	20,875	3.3%	27,842	5.1%	(6,967)	(124)	27,718	(6,843)
Total operating expenses	$608,920	97.2%	$576,926	106.4%	$31,994	$(9,443)	$567,483	$41,437
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following information discusses the significant changes in operating expenses from our U.K./European Operations, excluding a decrease of $9.4 million due to the net impact from foreign currency depreciation.
Labor and benefits expense was $174.9 million for the year ended December 31, 2017, compared with $162.5 million for the year ended December 31, 2016, an increase of $12.4 million, or 7.6%. The increase consisted of $18.5 million from new operations, partially offset by a decrease of $6.1 million from existing operations. The decrease from existing operations was primarily due to reduced headcount related to the restructuring of the U.K. coal business and the discontinuation of certain routes in Continental Europe as part of our restructuring of ERS.
Equipment rents expense was $74.2 million for the year ended December 31, 2017, compared with $94.4 million for the year ended December 31, 2016, a decrease of $20.2 million, or 21.4%. The decrease consisted of $28.6 million from existing operations, partially offset by $8.4 million from new operations. The year ended December 31, 2016 included surplus lease costs in Continental Europe and higher locomotive lease costs in the U.K. that have since been renegotiated with more favorable terms. These resulted in lower equipment costs for the year ended December 31, 2017 that were partially offset by additional locomotive lease expense in Poland to support increased aggregates and grain business.
Purchased services expense was $158.0 million for the year ended December 31, 2017, compared with $111.4 million for the year ended December 31, 2016, an increase of $46.6 million, or 41.8%. The increase consisted of $35.5 million from new operations and $11.1 million from existing operations. The increase in existing operations was primarily due to cost reimbursements in 2016 as a result of disruptions caused by a temporary flood-related bridge outage in the U.K. In addition, the year ended December 31, 2017 included increased third-party costs for services performed at the ports and for contracted administrative services, partially offset by a decrease due to the discontinuation of certain routes in Continental Europe as part of our restructuring plan.
Depreciation and amortization expense was $31.3 million for the year ended December 31, 2017, compared with $26.0 million for the year ended December 31, 2016, an increase of $5.3 million, or 20.2%. The increase consisted of $3.3 million from new operations and $2.0 million from existing operations. The increase from existing operations was primarily attributable to a larger depreciable asset base in 2017 compared with 2016, reflecting capital spending in 2017 and 2016.
The cost of diesel fuel used in train operations was $45.3 million for the year ended December 31, 2017, compared with $38.8 million for the year ended December 31, 2016, an increase of $6.6 million, or 16.9%. The increase consisted of $5.4 million due to a 14.8% increase in average fuel cost per gallon and $1.2 million due to a 1.8% increase in diesel fuel consumption.

The cost of electricity used in train operations was $7.5 million for the year ended December 31, 2017, compared with $13.4 million for the year ended December 31, 2016, a decrease of $5.9 million, or 43.8%. The decrease was primarily due to the discontinuation of certain routes in Continental Europe as part of our restructuring plan as well as reimbursement of prior year energy taxes as a result of an initiative by the German government.
Materials expense was $47.1 million for the year ended December 31, 2017, compared with $21.0 million for the year ended December 31, 2016, an increase of $26.0 million primarily from new operations.
Trackage rights expense was $36.2 million for the year ended December 31, 2017, compared with $40.1 million for the year ended December 31, 2016, a decrease of $3.9 million, or 9.6%. The decrease was primarily due to the discontinuation of certain routes in Continental Europe as part of our restructuring plan, partially offset by increased construction aggregates shipments in Poland.
Net loss on the sale and impairment of assets for the year ended December 31, 2016 included impairment charges of $21.5 million related to the impairment of assets associated with our ERS business in Continental Europe.
Restructuring costs for the year ended December 31, 2017, of $9.4 million, were primarily related to our previously announced restructuring of ERS. Restructuring costs for the year ended December 31, 2016, of $6.5 million, were primarily associated with severance costs related to the restructuring of the U.K. coal business.
Other expenses were $20.9 million for the year ended December 31, 2017, compared with $27.7 million for the year ended December 31, 2016, a decrease of $6.8 million, or 24.7%. The decrease consisted of $11.7 million from existing operations, partially offset by $4.8 million from new operations. The decrease from existing operations was primarily due to the buyout of the Freightliner deferred consideration, which resulted in a net gain of $8.9 million in 2017. The year ended December 31, 2016 included a write-off of accounts receivable associated with ERS of $2.6 million. For additional information regarding deferred consideration, see Note 10, Fair Value of Financial Instruments, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report.
Operating Income/(Loss)
Operating income from our U.K./European Operations was $17.3 million for the year ended December 31, 2017, compared with an operating loss of $34.7 million for the year ended December 31, 2016. Operating income for the year ended December 31, 2017 included $9.4 million of restructuring costs and $4.0 million of corporate development and related costs, partially offset by a gain on the buyout of the Freightliner deferred consideration of $8.9 million. Operating loss for the year ended December 31, 2016 included impairment charges of $21.5 million associated with our ERS business and $6.5 million of restructuring costs.
Year Ended December 31, 2016 Compared with Year Ended December 31, 2015
Consolidated Operating Results
Operating Revenues
The following table sets forth our operating revenues and total carloads into new operations and existing operations for the years ended December 31, 2016 and 2015 (dollars in thousands):

	2016					Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations		Currency Impact
	Total Operations	New Operations	Eliminations (a)	Existing Operations	2015	Amount	%	Amount	%
Freight revenues	$1,371,566	$89,298	$—	$1,282,268	$1,400,547	$(28,981)	(2.1)%	$(118,279)	(8.4)%	$(34,793)
Freight-related revenues	536,359	49,465	(4,104)	490,998	502,083	34,276	6.8%	(11,085)	(2.2)%	(15,632)
All-other revenues	93,602	5,047	(32)	88,587	97,771	(4,169)	(4.3)%	(9,184)	(9.4)%	(3,258)
Total operating revenues	$2,001,527	$143,810	$(4,136)	$1,861,853	$2,000,401	$1,126	0.1%	$(138,548)	(6.9)%	$(53,683)
Carloads	2,894,664	273,383	—	2,621,281	2,733,019	161,645	5.9%	(111,738)	(4.1)%

(a)	Represents revenues for services provided by Freightliner Australia to GRail for the month of December 2016, which were eliminated in our consolidated revenues.

Operating revenues were $2,001.5 million for the year ended December 31, 2016, compared with $2,000.4 million for the year ended December 31, 2015, an increase of $1.1 million, or 0.1%. The $1.1 million increase in operating revenues consisted of $139.7 million in net revenues from new operations, partially offset by a $138.5 million decrease in existing operations, primarily due to a decrease in freight revenues. For additional explanations regarding the changes in our operating revenues, see "Operating Results by Segment."
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
Excluding a $48.8 million decrease from the depreciation of foreign currencies relative to the United States dollar, operating expenses from existing operations increased $4.1 million. For additional explanations regarding the changes in our total operating expenses, see "Operating Results by Segment."
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
Operating Income/Operating Ratio
Operating income was $289.6 million for the year ended December 31, 2016, compared with $384.3 million for the year ended December 31, 2015. Operating income for the year ended December 31, 2016 included impairment and related charges of $21.5 million related to ERS, $21.1 million of charges associated with Arrium entering into voluntary administration and $14.7 million of restructuring and related charges associated with our U.K. coal business. Operating income for the year ended December 31, 2016 also included corporate development and related costs of $23.3 million and restructuring costs of $4.0 million. Operating income for the year ended December 31, 2015 included Freightliner acquisition/integration related costs of $15.3 million, corporate development and related costs of $4.4 million and net gain on sale of assets of $2.3 million. Our operating ratio was 85.5% for the year ended December 31, 2016, compared with 80.8% for the year ended December 31, 2015. Our same railroad operating ratio for the year ended December 31, 2016 was 84.4%, compared with 80.8% for the year ended December 31, 2015.

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
Freight-Related Revenues
Excluding an $0.8 million decrease due to the impact of foreign currency depreciation, freight-related revenues from our North American Operations, which includes revenues from railcar switching, track access rights, crewing services, storage and other ancillary revenues related to the movement of freight, increased $32.6 million, or 14.4%, to $258.9 million for the year ended December 31, 2016, compared with $226.3 million for the year ended December 31, 2015. The increase in freight-related revenues was primarily from existing operations due to a change in presentation of $13.5 million of revenues from certain of our port terminal railroad operations, which were previously presented net of certain related costs incurred, as well as the recognition of $10.0 million of revenue from a multi-year take-or-pay volume shortfall under a crude-by-rail contract and an increase in switching and storage revenues of $8.4 million.
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
Operating Expenses
Total operating expenses from our North American Operations decreased $27.1 million, or 2.9%, to $917.2 million for the year ended December 31, 2016, compared with $944.3 million for the year ended December 31, 2015. The decrease included $32.6 million from existing operations, partially offset by $5.5 million from new operations. The decrease from existing operations was primarily due to a $16.6 million decrease in the cost of diesel fuel used in train operations, a $12.3 million decrease in other expenses, an $8.4 million decrease in equipment rents and a $7.6 million decrease in materials, partially offset by an $11.8 million increase in trackage rights and a $6.2 million increase in depreciation and amortization expense. The depreciation of the Canadian dollar relative to the United States dollar also resulted in a $3.4 million decrease in operating expenses from existing operations.

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
The following information discusses the significant changes in operating expenses from our North American Operations excluding a decrease of $3.4 million due to the net impact from foreign currency depreciation.
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
Operating Income/Operating Ratio
Operating income from our North American Operations was $319.6 million for the year ended December 31, 2016, compared with $297.5 million for the year ended December 31, 2015. Operating income for the year ended December 31, 2016 included $7.2 million of corporate development and related costs, primarily associated with the Providence and Worcester Railroad and GRail transactions, and restructuring costs of $0.9 million. Operating income for the year ended December 31, 2015 included $14.5 million of Freightliner acquisition and integration related costs, net gain on sale of assets of $2.0 million and corporate development and related costs of $1.4 million. The operating ratio was 74.2% for the year ended December 31, 2016, compared with 76.0% for the year ended December 31, 2015.
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

						Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations		Currency Impact
	2016
	Total Operations	New Operations	Eliminations(a)	Existing Operations	2015	Amount	%	Amount	%
Freight revenues	$120,622	$11,112	$—	$109,510	$146,850	$(26,228)	(17.9)%	$(37,340)	(25.4)%	$(2,708)
Freight-related revenues	95,776	10,906	(4,104)	88,974	87,616	8,160	9.3%	1,358	1.5%	246
All other revenues	6,188	28	(32)	6,192	8,486	(2,298)	(27.1)%	(2,294)	(27.0)%	(156)
Total operating revenues	$222,586	$22,046	$(4,136)	$204,676	$242,952	$(20,366)	(8.4)%	$(38,276)	(15.8)%	$(2,618)
Carloads	216,395	35,203	—	181,192	200,905	15,490	7.7%	(19,713)	(9.8)%

(a)	Represents revenues for services provided by Freightliner Australia to GRail for the month of December 2016, which were eliminated in our consolidated revenues.
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

Freight Revenues
The following table sets forth the changes in our Australian Operations freight revenues by commodity group segregated into new operations and existing operations for the year ended December 31, 2016, compared with the year ended December 31, 2015 (dollars in thousands):

			Increase/(Decrease) in Total Operations	New Operations	Currency Impact	2015 Constant Currency*	Increase/(Decrease) in Existing Operations Constant Currency*
Commodity Group	2016	2015
Agricultural Products	$17,511	$22,614	$(5,103)	$—	$(436)	$22,178	$(4,667)
Coal & Coke	11,112	—	11,112	11,112	—	—	—
Intermodal	66,761	71,429	(4,668)	—	(711)	70,718	(3,957)
Metallic Ores	16,874	44,204	(27,330)	—	(1,475)	42,729	(25,855)
Minerals & Stone	7,634	7,306	328	—	(82)	7,224	410
Petroleum Products	730	1,297	(567)	—	(4)	1,293	(563)
Total freight revenues	$120,622	$146,850	$(26,228)	$11,112	$(2,708)	$144,142	$(34,632)
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following table sets forth our Australian Operations freight revenues, carloads and average freight revenues per carload for the years ended December 31, 2016 and 2015 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads		Average Freight Revenues Per Carload
	2016		2015 Constant Currency*		2016	2015	2016	2015	2015 Constant Currency*
Commodity Group	Amount	% of Total	Amount	% of Total	Amount	Amount
Agricultural Products	$17,511	14.5%	$22,178	15.4%	43,362	51,534	$404	439	$430
Coal & Coke	11,112	9.2%	—	—%	35,203	—	316	—	—
Intermodal	66,761	55.4%	70,718	49.1%	59,688	61,659	1,118	1,158	1,147
Metallic Ores	16,874	14.0%	42,729	29.6%	13,807	26,915	1,222	1,642	1,588
Minerals & Stone	7,634	6.3%	7,224	5.0%	64,060	60,490	119	121	119
Petroleum Products	730	0.6%	1,293	0.9%	275	307	2,655	4,225	4,212
Total	$120,622	100.0%	$144,142	100.0%	216,395	200,905	$557	731	$717
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
Operating Expenses
Total operating expenses from our Australian Operations for the year ended December 31, 2016 increased $29.7 million, or 15.8%, to $217.8 million, compared with $188.1 million for the year ended December 31, 2015. The increase consisted of $17.8 million from new operations and $11.8 million from existing operations. The increase from existing operations included $21.1 million related to the impairment of a rolling-stock maintenance facility and associated write-off of accounts receivable in the first quarter of 2016 resulting from Arrium entering voluntary administration, as well as $14.7 million of corporate development and related costs primarily associated with the GRail Transactions, partially offset by a $1.9 million decrease from the net depreciation of the Australian dollar relative to the United States dollar. In addition, lower freight volumes from existing operations and effective management of operating costs further reduced operating expenses from our Australian Operations for the year ended December 31, 2016.

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
Net loss on the sale and impairment of assets for the year ended December 31, 2016 of $13.3 million was primarily related to the impairment of a rolling-stock maintenance facility resulting from Arrium entering into voluntary administration.
Other expenses were $30.6 million for the year ended December 31, 2016, compared with $6.6 million for the year ended December 31, 2015, an increase of $24.0 million. The increase consisted of $18.3 million from existing operations and $5.7 million from new operations. The increase from existing operations was primarily attributable to the write-off of accounts receivable associated with Arrium entering into voluntary administration and increased corporate development and related costs primarily associated with the GRail Transactions.
Operating Income
Operating income from our Australian Operations was $4.8 million for the year ended December 31, 2016, compared with $54.8 million for the year ended December 31, 2015. For the year ended December 31, 2016, our Australian Operations recorded charges of $21.1 million, including a $13.0 million non-cash charge related to the impairment of a rolling-stock maintenance facility and associated write-off of accounts receivable of $8.1 million, resulting from Arrium entering into voluntary administration. Operating income for the year ended December 31, 2016 also included $14.7 million of corporate development and related costs, primarily associated with the GRail Transactions. Operating income for the year ended December 31, 2015 included corporate development and related costs of $2.7 million.
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

Freight Revenues
The following table sets forth the changes in our U.K./European Operations freight revenues by commodity group for the year ended December 31, 2016, compared with the year ended December 31, 2015 (dollars in thousands):

			Increase/(Decrease) in Total Operations	New Operations	Currency Impact	2015 Constant Currency*	Increase/(Decrease) in Existing Operations Constant Currency*
Commodity Group	2016	2015
Agricultural Products	$2,465	$520	$1,945	$321	$(21)	$499	$1,645
Coal & Coke	14,982	24,026	(9,044)	4,176	(2,640)	21,386	(10,580)
Intermodal	262,977	227,527	35,450	59,375	(23,384)	204,143	(541)
Lumber & Forest Products	170	—	170	64	—	—	106
Metallic Ores	100	—	100	—	—	—	100
Minerals & Stone	56,631	52,596	4,035	9,478	(3,573)	49,023	(1,870)
Total freight revenues	$337,325	$304,669	$32,656	$73,414	$(29,618)	$275,051	$(11,140)
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
Freight-Related Revenues
Freight-related revenues from our U.K./European Operations include port switching as well as traction service (or hook and pull service that requires us to provide locomotives and drivers to move a customer's train between specified origin and destination points). Freight-related revenues from our U.K./European Operations also include infrastructure services, where we operate work trains for the track infrastructure owner, drayage and other ancillary revenues related to the movement of freight. With the exception of infrastructure services, which are primarily in the U.K., freight-related revenues from our U.K./European Operations are primarily associated with the Continental Europe intermodal business.
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
Other expenses were $27.8 million for the year ended December 31, 2016, compared with $18.5 million for the year ended December 31, 2015, an increase of $9.3 million, or 50.4%. The increase consisted of $4.7 million from new operations and $4.7 million from existing operations. The increase from existing operations was primarily due to an increase in reserves for accounts receivable in 2016 compared with 2015 and the change in the estimated fair value of deferred consideration. For additional information regarding deferred consideration, see Note 10, Fair Value of Financial Instruments, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report.
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
Liquidity and Capital Resources
We had cash and cash equivalents of $80.5 million and $32.3 million at December 31, 2017 and 2016, respectively, of which, $52.4 million and $9.2 million as of December 31, 2017 and 2016 was from our Australian Operations. In accordance with our Australia Partnership agreement, the cash and cash equivalents of our Australian Operations can be used to make payments in the usual and regular course of business, pay down debt of the Partnership and make distributions to the Partners in proportion to their investments.
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
During the year ended December 31, 2017, we completed the acquisitions of Pentalver for cash consideration of £77.5 million (or $100.1 million at the exchange rate on May 3, 2017) net of cash received of £20.2 million (or $26.1 million at the exchange rate on May 3, 2017) and HOG for cash consideration of $5.6 million. See Note 3, Changes in Operations, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report for additional information regarding our acquisitions of Pentalver and HOG.

At December 31, 2017, we had long-term debt, including current portion, of $2.3 billion, which comprised 39.4% of our total capitalization, and $393.1 million of unused borrowing capacity. At December 31, 2016, we had long-term debt, including current portion, totaling $2.4 billion, which comprised 44.9% of our total capitalization. At December 31, 2017 and 2016 our long-term debt, including current portion, included $525.1 million and $498.8 million, respectively, outstanding under the Australian Credit Agreement, which is non-recourse to us and to MIRA.
During 2017, 2016 and 2015, we generated $479.2 million, $407.1 million and $476.6 million, respectively, of cash from operating activities. Changes in working capital decreased net cash flows from operating activities by $30.6 million, $23.1 million and $8.5 million in 2017, 2016 and 2015, respectively.
During 2017, 2016 and 2015, our cash used in investing activities was $306.9 million, $1,135.0 million and $1,074.3 million, respectively. For 2017, primary drivers of cash used in investing activities were $107.6 million of net cash paid for acquisitions, including the acquisitions of Pentalver, HOG and a 50% joint venture in CG Railway, LLC, partially offset by proceeds received from a working capital adjustment related to the GRail acquisition, $228.5 million of cash used for capital expenditures, including $8.6 million for new business investments, partially offset by $20.2 million in cash received from grants from outside parties for capital spending and $5.2 million of proceeds from dispositions of property and equipment. For 2016, primary drivers of cash used in investing activities were $969.5 million of cash paid for acquisitions, including the acquisitions of Providence and Worcester Railroad and GRail, $219.5 million of cash used for capital expenditures, including $26.1 million for new business investments, partially offset by $36.1 million in cash received from grants from outside parties for capital spending and $15.2 million of insurance proceeds for the replacement of assets. For 2015, primary drivers of cash used in investing activities were $740.2 million of cash paid for acquisitions, including the acquisitions of Freightliner and certain subsidiaries of Pinsly Railroad Company (Pinsly) that constituted Pinsly's Arkansas Division (Pinsly Arkansas), $371.5 million of cash used for capital expenditures, including $65.6 million for new business investments, and $18.7 million of net cash paid for the settlement of the foreign currency forward purchase contracts related to the acquisition of Freightliner, partially offset by $41.7 million in cash received from grants from outside parties for capital spending and $10.4 million of insurance proceeds for the replacement of assets.
During 2017, our cash used in financing activities was $130.9 million, which included a net decrease in our outstanding debt of $137.9 million as the primary driver. During 2016 and 2015, our cash provided by financing activities was $719.9 million and $580.2 million, respectively. For 2016, the primary drivers of cash provided by financing activities were proceeds of $476.8 million, which included $300.3 million for the issuance of a 48.9% equity stake in GWAHLP to MIRA and $176.5 million of proceeds from MIRA under the Partner Loan Agreement, and net proceeds of $285.8 million from the sale of our Class A Common Stock. For 2015, the primary driver of cash flows provided by financing activities was net cash inflows of $586.2 million, predominately related to borrowings under the Credit Agreement in conjunction with our acquisition of Freightliner.
Cash Repatriation
At December 31, 2017, we had cash and cash equivalents totaling $80.5 million, of which $69.5 million were held by our foreign subsidiaries. The amount of undistributed earnings of our foreign subsidiaries as of December 31, 2017 was $237.9 million. We file a consolidated United States federal income tax return that includes all of our United States subsidiaries. In accordance with the TCJA that was signed into law on December 22, 2017, we recorded a provisional liability of approximately $22 million of United States income tax associated with unrepatriated foreign earnings, which will be payable over eight years. Each of our foreign subsidiaries files income tax returns in each of its respective countries. If the earnings were to be distributed in the future, those distributions may result in foreign exchange gains and losses and be subject to other taxes and credits, including U.S. state income taxes and withholding taxes payable to various foreign countries; however, the amount of the tax and credits is not practicable to determine. No provision is made for the impact of those future foreign exchange gains or losses or such other potential taxes and credits that could be applicable to the undistributed earnings of our foreign subsidiaries in the event of distribution.
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

Credit Agreement
During the year ended December 31, 2017, we made scheduled quarterly principal payments under our credit agreement of $5.2 million on the United States term loan and £5.1 million (or $6.7 million at the exchange rate on the dates the payments were made) on the U.K. term loan. During the year ended December 31, 2017, we also made prepayments on the United States term loan of $209.8 million. Since we applied all of our prepayments on the term loan to our quarterly installments, our remaining principal balance of $1.2 billion will be due at maturity on March 31, 2020.
For additional information regarding our Credit Agreement, see Note 8, Long-Term Debt, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report.
Australian Credit Agreement
For the benefit of our Australian business, GWI Acquisitions Pty Ltd (GWIA) entered into a syndicated facility agreement on November 28, 2016 (the Australian Credit Agreement) for A$690.0 million (or $511.4 million at the exchange rate on November 28, 2016) in senior secured term loan facilities and A$50.0 million (or $37.1 million at the exchange rate on November 28, 2016) in the form of a revolving credit facility. The Australian Credit Agreement is non-recourse to us and to MIRA and has a maturity date of December 1, 2021. For additional information regarding our Australian Credit Agreement, see Note 8, Long-Term Debt, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report.
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
Non-Interest Bearing Loan
In 2010, as part of the acquisition of FreightLink Pty Ltd, Asia Pacific Transport Pty Ltd and related corporate entities, we assumed debt with a carrying value of A$1.8 million (or $1.7 million at the exchange rate on December 1, 2010), which represented the fair value of an A$50.0 million (or $48.2 million at the exchange rate on December 1, 2010) non-interest bearing loan due in 2054. As of December 31, 2017, the carrying value of the loan was A$3.1 million (or $2.4 million at the exchange rate on December 31, 2017) with a non-cash imputed interest rate of 8.0%.
Equipment and Property Leases
We enter into operating leases for railcars, locomotives and other equipment as well as real property. We also enter into agreements with other railroads and other third parties to operate over certain sections of their track, whereby we pay a per car fee to use the track or make an annual lease payment. The costs associated with operating leases are expensed as incurred. For additional information regarding our equipment and property leases, see Note 6, Property and Equipment and Leases, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report.
Grants from Outside Parties
Our railroads have received a number of project grants from federal, provincial, state and local agencies and other outside parties for upgrades and construction of rail lines and upgrades of locomotives. We use the grant funds as a supplement to our normal capital programs. In return for the grants, the railroads pledge to maintain various levels of service and improvements on the rail lines or equipment that had been upgraded or constructed. We believe the levels of service and improvements required under the grants are reasonable. However, we can offer no assurance that grants from outside parties will continue to be available or that, even if available, our railroads will be able to obtain them.

Insurance and Third-Party Claims
Accounts receivable from insurance and other third-party claims was $10.8 million and $12.0 million as of December 31, 2017 and 2016, respectively. Accounts receivable from insurance and other third-party claims at December 31, 2017 included $5.9 million from our North American Operations, $4.3 million from our U.K./European Operations and $0.6 million from our Australian Operations. The balance from our North American Operations resulted predominately from our anticipated insurance recoveries associated with a 2015 trestle fire in the United States and derailments in Canada. The balance from our U.K./European Operations resulted primarily from our anticipated insurance recoveries associated with a pre-acquisition rail-related collision in Germany in 2014 that occurred prior to our acquisition of Freightliner. We received proceeds from insurance totaling $1.6 million, $15.2 million and $10.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.
2018 Estimated Capital Expenditures
The following table sets forth our budgeted capital expenditures by segment for the year ending December 31, 2018 (dollars in thousands):

	Year Ending
	December 31, 2018
Budgeted Capital Expenditures:	North American Operations	Australian Operations	U.K./European Operations	Total
Track and equipment, self-funded	$150,000	$22,000	$28,000	$200,000
Track and equipment, subject to third-party funding	70,000	—	—	70,000
New business development	15,000	20,000	5,000	40,000
Grants from outside parties	(55,000)	$—	—	(55,000)
Net budgeted capital expenditures	$180,000	$42,000	$33,000	$255,000
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
Contractual Obligations and Commercial Commitments
Based on our assessment of the underlying provisions and circumstances of our material contractual obligations and commercial commitments as of December 31, 2017, there is no known trend, demand, commitment, event or uncertainty that is reasonably likely to occur that would have a material adverse effect on our consolidated results of operations, financial condition or liquidity.

The following table represents our obligations and commitments for future cash payments under various agreements as of December 31, 2017 (dollars in thousands):

	Payments Due By Period
Contractual Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations(a)	$2,318,134	$27,242	$1,601,402	$464,345	$225,145
Interest on long-term debt(b)	301,535	81,723	126,403	45,304	48,105
Derivative instruments(c)	14,382	1,972	12,410	—	—
Capital lease obligations	74,988	9,624	24,696	19,701	20,967
Operating lease obligations	614,516	100,952	149,610	100,301	263,653
Purchase obligations(d)	30,526	30,526	—	—	—
Other contractual obligations(e)	62,554	19,935	6,927	6,247	29,445
Total	$3,416,635	$271,974	$1,921,448	$635,898	$587,315

(a)
Includes an A$50.0 million (or $39.1 million at the exchange rate on December 31, 2017) non-interest bearing loan due in 2054 assumed in the acquisition of FreightLink in 2010 with a carrying value of A$3.1 million (or $2.4 million at the exchange rate on December 31, 2017).

(b)	Assumes no change in variable interest rates from December 31, 2017.

(c)	Includes the fair value of our interest rate swaps of $14.4 million.

(d)	Includes purchase commitments for future capital expenditures among our existing operations.

(e)
Includes future payment obligations associated with the acquisitions of Freightliner and HOG of $16.5 million, deferred compensation of $13.5 million, estimated casualty obligations of $3.8 million and certain other long-term liabilities of $10.5 million. In addition, the table includes our 2018 estimated contributions of $11.6 million to our pension plans and estimated post-retirement medical and life insurance benefits of $6.7 million.

As a result of the TCJA, we recorded a one-time estimated transition (toll) tax of approximately $22 million on earnings of certain foreign subsidiaries, which were previously deferred for United States federal income tax purposes and can be paid over an eight-year period beginning in 2018. This toll tax was not included in the table above as it does not represent a contractual obligation. For additional information regarding the transition tax, see Note 13, Income Taxes, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report.
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
Our off-balance sheet arrangements as of December 31, 2017 consisted of operating lease obligations, which are included in the contractual obligations table above. Effective January 1, 2019, we will adopt Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), which will require lessees to recognize leases on their balance sheets as a right-of-use asset with a corresponding liability. See Note 20, Recently Issued Accounting Standards, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report for additional information regarding this standard.

Impact of Foreign Currencies on Consolidated Results
The results of operations of our foreign entities are maintained in the local currency (including, the Australian dollar, the British pound, the Canadian dollar, the Euro and the Polish zloty) and then translated into United States dollars based on the exchange rate at the end of the period for balance sheet items and, for the statement of operations, at the average exchange rate for the statement period. When comparing the effects of average foreign currency exchange rates on operating revenues and operating expenses during the year ended December 31, 2017 versus the year ended December 31, 2016, foreign currency translation had a net positive impact on our consolidated operating revenues and a net negative impact on our consolidated operating expenses due to the weakening of the British pound relative to the United States dollar, partially offset by the strengthening of the Australian and Canadian dollars and the Euro relative to the United States dollar for the year ended December 31, 2017. Currency effects related to operating revenues and expenses are presented within the discussion of these respective items included within this "Management's Discussion and Analysis of Financial Condition and Results of Operations."
The following tables reflect the exchange rates used to translate the foreign entities respective local currency into United States dollars as of December 31, 2017 and 2016, and for the years ended December 31, 2017, 2016 and 2015:

	December 31,
	2017	2016
United States dollar per Australian dollar	$0.78	$0.72
United States dollar per British pound	$1.35	$1.23
United States dollar per Canadian dollar	$0.80	$0.74
United States dollar per Euro	$1.20	$1.06

	Year Ended December 31,
	2017	2016	2015
United States dollar per Australian dollar	$0.77	$0.74	$0.75
United States dollar per British pound	$1.29	$1.36	$1.53
United States dollar per Canadian dollar	$0.77	$0.76	$0.78
United States dollar per Euro	$1.13	$1.11	$1.11
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
The following table sets forth our total net capitalized major renewals and improvements versus our total maintenance and repair expense for the years ended December 31, 2017, 2016 and 2015 (dollars in thousands):

	2017	2016	2015
Gross capitalized major renewals and improvements	$220,246	$190,406	$285,593
Grants from outside parties	(20,249)	(36,094)	(41,742)
Net capitalized major renewals and improvements	$199,997	$154,312	$243,851
Total repairs and maintenance expense	$468,306	$467,054	$463,654

We depreciate our property and equipment using the straight-line method over the useful lives of the property and equipment. The following table sets forth the estimated useful lives of our major classes of property and equipment:

	Estimated Useful Life (in Years)
	Minimum	Maximum
Property:
Buildings and leasehold improvements (subject to term of lease)	2	40
Bridges/tunnels/culverts	20	50
Track property	3	50

Equipment:
Computer equipment	2	10
Locomotives and railcars	2	30
Vehicles and mobile equipment	2	15
Signals and crossing equipment	5	20
Track equipment	2	20
Other equipment	2	20
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
During the year ended December 31, 2017, we recorded a $5.9 million non-cash charge related to the impairment of track assets on idle branch lines in South Australia. During the year ended December 31, 2016, we recorded a $13.0 million non-cash charge related to the impairment of an idle rolling-stock maintenance facility resulting from Arrium, an iron ore customer in Australia, entering voluntary administration. For additional information regarding Arrium, see Note 3, Changes in Operations, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report. There were no material losses incurred through other dispositions from unanticipated or unusual events for the year ended December 31, 2015.
Grants from Outside Parties
Grants from outside parties are recorded within deferred items - grants from outside parties, and are amortized as a reduction to depreciation expense over the same period during which the associated assets are depreciated.
Goodwill
We review the carrying value of goodwill at least annually to assess impairment since these assets are not amortized. We perform our annual impairment assessment as of November 30 of each year. Additionally, we review the carrying value of goodwill whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. No impairment was recognized for the years ended December 31, 2017 and 2015, as a result of our annual impairment assessment. In 2016, in conjunction with our annual impairment assessment of goodwill combined with previously discussed efforts to address challenges with our Continental Europe intermodal business, ERS, we recorded an impairment of goodwill of $14.5 million. See Note 3, Changes in Operations, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report for additional information regarding ERS.
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
Amortizable Intangible Assets
We perform an impairment test on amortizable intangible assets when specific impairment indicators are present. We have amortizable intangible assets valued primarily as operational network rights, customer contracts and relationships and track access agreements. These intangible assets are generally amortized on a straight-line basis over the expected economic longevity of the facility served, the customer relationship, or the length of the contract or agreement including expected renewals. In 2016, in conjunction with our annual impairment assessment of goodwill combined with previously disclosed efforts to address challenges with ERS, we recorded an impairment of a customer-related intangible asset of $4.1 million. See Note 3, Changes in Operations, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report for additional information regarding ERS.

Derailment and Property Damages, Personal Injuries and Third-Party Claims
We maintain global liability and property insurance coverage to mitigate the financial risk of providing rail and rail-related services. Our liability policies cover railroad employee injuries, personal injuries associated with grade crossing accidents and accidents involving passengers and other third-party claims associated with our operations. Damages associated with sudden releases of hazardous materials, including hazardous commodities transported by rail, and expenses related to evacuation as a result of a railroad accident are also covered under our liability policies. Our liability policies currently have self-insured retentions of up to $2.5 million per occurrence. Our property policies cover property and equipment that we own, as well as property in our care, custody and control. Our property policies currently have various self-insured retentions, which vary based on the type and location of the incident, that are currently up to $2.5 million per occurrence. The property policies also provide business interruption insurance arising from covered events. The self-insured retentions under our policies may change with each annual insurance renewal depending on our loss history, the size and make-up of our Company and general insurance market conditions.
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
Defined Benefit Plans
We sponsor certain defined benefit plans covering eligible employees. We engage independent actuaries to compute amounts of liabilities and expenses related to these plans subject to the assumptions that we determine are appropriate based on historical trends, current market rates and future projections. These assumptions include, but are not limited to the selection of a discount rate, expected long-term rate of return on plan assets, rate of future compensation increases, inflation volatility and mortality. For additional information regarding these plans, see Note 11, U.K. Pension Plan, and Note 12, Other Employee Benefit Programs, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report.
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
On December 22, 2017, the TCJA was enacted into law. The TCJA reduced the United States federal corporate income tax rate to 21% from 35% effective for tax years beginning after December 31, 2017. Additionally, the TCJA requires United States companies to compute a one-time transition (toll) tax on earnings of certain foreign subsidiaries that were previously deferred for United States federal income tax purposes. We have estimated the impact of the reduction in the United States federal corporate tax rate to be a reduction to our net deferred tax liabilities of approximately $394 million, which represents a decrease in corporate income taxes expected to be paid in the future. We have also estimated the toll tax to be approximately $22 million payable over an eight-year period beginning in 2018. Each of our foreign subsidiaries files income tax returns in each of its respective countries. No provision is made for certain taxes applicable to the undistributed earnings of our foreign subsidiaries as it is the intention of management to fully utilize those earnings in the operations of foreign subsidiaries. The amount of undistributed earnings of our foreign subsidiaries as of December 31, 2017 was $237.9 million. If the earnings were to be distributed in the future, those distributions would not be subject to United States federal corporate income tax but may result in foreign exchange gains and losses and be subject to other taxes and credits, including United States state taxes and withholding taxes payable to various foreign countries; however, the amount of the tax is not practicable to determine.
For additional information regarding our income taxes, see Note 13, Income Taxes, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report.

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
Interest Rate Risk
The following tables set forth the primary drivers of our interest expense, net, for our North American Operations, Australia Operations and U.K./European Operations for the years ended December 31, 2017, 2016 and 2015 (dollars in thousands):

	December 31, 2017
	North American Operations	Australian Operations	U.K./European Operations	Eliminations(a)	Total
Interest expense on variable rate debt	$38,416	$35,815	$6,050	$—	$80,281
Interest expense on intercompany loans	—	12,933	11,058	(23,991)	—
Interest expense on fixed rate debt	—	176	—	—	176
Interest expense on other instruments(b)	1,619	781	3,736	—	6,136
Amortization of debt issuance costs	5,206	3,143	916	—	9,265
Derivative financial instruments	5,228	2,699	3,506		11,433
Interest expense	$50,469	$55,547	$25,266	$(23,991)	$107,291

Interest income from intercompany loans	$(11,058)	$—	$(12,933)	$23,991	$—
All other interest income	(864)	(829)	(389)	—	(2,082)
Interest income	(11,922)	(829)	(13,322)	23,991	(2,082)

Interest expense, net	$38,547	$54,718	$11,944	$—	$105,209

	December 31, 2016
	North American Operations	Australian Operations	U.K./European Operations	Eliminations(a)	Total
Interest expense on variable rate debt	$42,858	$10,226	$4,553	$—	$57,637
Interest expense on intercompany loans	—	1,049	14,566	(15,615)	—
Interest expense on fixed rate debt	—	158	—	—	158
Interest expense on other instruments(b)	1,691	526	4,735	—	6,952
Amortization of debt issuance costs	5,196	2,268	230	—	7,694
Derivative financial instruments	3,200	—	—	—	3,200
Interest expense	$52,945	$14,227	$24,084	$(15,615)	$75,641

Interest income from intercompany loans	$(11,046)	$—	$(4,569)	$15,615	$—
All other interest income	(914)	(269)	76	—	(1,107)
Interest income	$(11,960)	$(269)	$(4,493)	$15,615	$(1,107)

Interest expense, net	$40,985	$13,958	$19,591	$—	$74,534

	December 31, 2015
	North American Operations	Australian Operations	U.K./European Operations	Eliminations(a)	Total
Interest expense on variable rate debt	$37,851	$8,632	$3,350	$—	$49,833
Interest expense on intercompany loans	—	—	17,297	(17,297)	—
Interest expense on fixed rate debt	—	148	—	—	148
Interest expense on other instruments(b)	2,143	539	3,982	—	6,664
Amortization of debt issuance costs	6,260	514	814	—	7,588
Capitalized interest	(622)	—	—	—	(622)
Derivative financial instruments	3,462	—	—	—	3,462
Interest expense	$49,094	$9,833	$25,443	$(17,297)	$67,073

Interest income from intercompany loans	$(9,402)	$(593)	$(7,302)	$17,297	$—
All other interest income	(41)	(264)	(176)	—	(481)
Interest income	$(9,443)	$(857)	$(7,478)	$17,297	$(481)

Interest expense, net	$39,651	$8,976	$17,965	$—	$66,592

(a)	Intercompany borrowing and lending activity is eliminated in consolidation.

(b)	Interest expense on other instruments reflects interest on capital leases and certain fees related to our credit facilities.

Our interest rate risk results from variable interest rate debt obligations, where an increase in interest rates would result in lower earnings and increased cash outflows. The following table presents principal payments on our debt obligations, related weighted average annual interest rates by expected maturity dates and estimated fair values as of December 31, 2017 (dollars in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Fixed rate debt:
Other debt(a)	$—	$—	$—	$—	$—	$39,070	$39,070	$2,425
Average annual interest rate	8.0%	8.0%	8.0%	8.0%	8.0%	8.0%	8.0%
Variable rate debt:
Credit Agreement:
Revolving credit facility:
Canada	$—	$—	$3,195	$—	$—	$—	$3,195	$3,187
United Kingdom	$—	$—	$194,789	$—	$—	$—	$194,789	$195,631
Europe	$—	$—	$30,656	$—	$—	$—	$30,656	$30,665
Term loans:
United Kingdom	$10,316	$13,754	$102,172	$—	$—	$—	$126,242	$126,480
United States	$—	$—	$1,213,000	$—	$—	$—	$1,213,000	$1,208,657
Average annual interest rate	3.2%	3.4%	3.4%	0.0%	0.0%	0.0%	3.4%
Australian Credit Agreement
Australian Term Loan	$16,996	$16,995	$26,763	$464,347	$—	$—	$525,101	$528,105
Partner Loan Agreement	$—	$—	$—	$—	$—	$186,085	$186,085	$184,750
Average annual interest rate	5.1%	5.4%	5.6%	5.8%	7.5%	7.8%	6.3%
Total	$27,312	$30,749	$1,570,575	$464,347	$—	$225,155	$2,318,138	$2,279,901

(a)
Includes an A$50.0 million (or $39.1 million at the exchange rate on December 31, 2017) non-interest bearing loan due in 2054 assumed in the acquisition of FreightLink with a carrying value of A$3.1 million (or $2.4 million at the exchange rate on December 31, 2017) with an imputed interest rate of 8.0%.

The variable interest rates presented in the table above are based on the implied forward rates in the yield curve for borrowings denominated using Australia BBSY and BBR, Canada BA, Euro LIBOR and United States LIBOR (as of December 31, 2017). BBSY is the Bank Bill Swap Bid Rate, which we believe is generally considered the Australian equivalent to LIBOR. BBR is the Bankers Buyers Rate, which we believe is generally considered analogous with BBSY. The borrowing margin is composed of a weighted average of 1.50% for Canadian, European and United States borrowings under our Credit Agreement. The borrowing margin is composed of a weighted average of 2.78% for our Australian term loan under our Australian Credit Agreement and 4.50% for our Partner Loan Agreement. To the extent not mitigated by interest rate swap agreements, based on the table above, assuming a one percentage point increase in market interest rates, annual interest expense on our variable rate debt would increase by approximately $12.7 million under our Credit Agreement and $3.1 million under our Australian Credit Agreement and Partner Loan Agreement.
Foreign Currency Exchange Rate Risk
As of December 31, 2017, our foreign subsidiaries had the United States dollar equivalent of $1.1 billion of third-party debt denominated in the local currencies in which our foreign subsidiaries operate, including the Australian dollar, the British pound, the Canadian dollar and the Euro. The debt service obligations associated with this foreign currency debt are generally funded directly from those foreign operations. As a result, foreign currency risk related to this portion of our debt service payments is limited. However, in the event the foreign currency debt service is not paid by our foreign subsidiaries and is paid by United States subsidiaries, we may face exchange rate risk if the Australian dollar, the British pound, the Canadian dollar or the Euro were to appreciate relative to the United States dollar and require higher United States dollar equivalent cash.

We are also exposed to foreign currency exchange rate risk related to our foreign subsidiaries, including non-functional currency intercompany debt, typically associated with intercompany debt from our United States subsidiaries to our foreign subsidiaries, associated with acquisitions and any timing difference between announcement and closing of an acquisition of a foreign business. To mitigate currency exposures of non-United States dollar-denominated acquisitions, we may enter into foreign currency forward purchase contracts. To mitigate currency exposures related to non-functional currency denominated intercompany debt, we may enter into cross-currency swaps or foreign currency forward contracts for periods consistent with the underlying debt. In determining the fair value of the derivative contract, the significant inputs to valuation models are quoted market prices of similar instruments in active markets. However, cross-currency swap contracts and foreign currency forward contracts used to mitigate exposures on foreign currency intercompany debt may not qualify for hedge accounting. In cases where the cross-currency swap contracts and foreign currency forward contracts do not qualify for hedge accounting, we believe that such instruments are closely correlated with the underlying exposure, thus reducing the associated risk. The gains or losses from changes in the fair value of derivative instruments that do not qualify for hedge accounting are recognized in current period earnings within other income, net. For additional information regarding our Derivative Financial Instruments, see Note 9, Derivative Financial Instruments, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report.
Deferred Consideration
On March 25, 2015, as part of the Freightliner acquisition, we recorded a contingent liability within other long-term liabilities of £24.2 million (or $36.0 million at the exchange rate on March 25, 2015). This contingent liability represented the aggregate fair value of the shares transferred to us by the Management Shareholders representing an economic interest of approximately 6% on the acquisition date at the Freightliner acquisition price per share, in exchange for the right to receive cash consideration for the representative economic interest in the future (deferred consideration). We bought out this deferred consideration in November 2017 with the issuance of 238,201 shares of the Company's Class A Common Stock with a grant date fair value of $17.5 million, as well as £2.1 million (or $2.9 million at the exchange rate on December 31, 2017) in cash to be paid in March 2018. These shares have time-based contractual restrictions on their transfer until March 2018, March 2019 and March 2020. In addition, we issued a note payable with a £6.3 million (or $8.6 million at the exchange rate on December 31, 2017) face value (£5.7 million fair value, or $7.7 million at the exchange rate on December 31, 2017) to certain management holders to buy out a portion of the deferred consideration. This note is payable in three annual installments starting in March 2018. We recorded a net $8.9 million gain on the buyout of the deferred consideration in November 2017.
Sensitivity to Diesel Fuel Prices
We are exposed to fluctuations in diesel fuel prices since an increase in the price of diesel fuel would result in lower earnings and cash outflows. For the year ended December 31, 2017, fuel costs for fuel used in operations represented 8.1% of our total operating expenses. As of December 31, 2017, we had not entered into any hedging transactions to manage this diesel fuel risk. We receive fuel surcharges and other rate adjustments that offset the majority of the impact of higher fuel prices, with a lag of up to four months. As of December 31, 2017, each one percentage point change in the price of diesel fuel would result in a $1.6 million change in our annual operating income to the extent not offset by higher fuel surcharges and/or rates.
ITEM 8.    Financial Statements and Supplementary Data.
The financial statements and supplementary financial data required by this item are listed under "Part IV Item 15. Exhibits, Financial Statement Schedules," following the signature page hereto and are incorporated by reference herein.
ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

ITEM 9A.     Controls and Procedures.
Disclosure Controls and Procedures — We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Consistent with the guidance issued by the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from management's report on internal control over financial reporting in the year of acquisition, management excluded an assessment of the effectiveness of internal control over financial reporting related to Pentalver, whose total assets represented 2% of Genesee & Wyoming Inc.'s consolidated total assets at December 31, 2017. Pentalver's total revenues and operating income for the period May 3, 2017 through December 31, 2017 represented approximately 5% and 1% of Genesee & Wyoming Inc.'s revenues and operating income, respectively, for the year ended December 31, 2017. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, the disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Internal Control Over Financial Reporting — On May 3, 2017, we completed the acquisition of Pentalver. We extended our oversight and monitoring processes that support our internal control over financial reporting, as appropriate, to include Pentalver's financial position, results of operations and cash flow into our consolidated financial statements from the date of acquisition through December 31, 2017. We are continuing to integrate the acquired operations of Pentalver into our overall internal control over financial reporting and related processes. Except as disclosed in this paragraph, there were no other changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. Management based this assessment on criteria for effective internal control over financial reporting described in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's internal controls over financial reporting, established and maintained by management, are under the general oversight of the Company's Audit Committee. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operating effectiveness of our internal control over financial reporting.
Consistent with the guidance issued by the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from management's report on internal control over financial reporting in the year of acquisition, management excluded an assessment of the effectiveness of internal control over financial reporting related to Pentalver. The Company acquired Pentalver in a business combination on May 3, 2017. Pentalver's total assets represented 2% of Genesee & Wyoming Inc.'s consolidated total assets as of December 31, 2017. Pentalver's total revenues and operating income for the period May 3, 2017 through December 31, 2017 represented less than 5% and 1% of Genesee & Wyoming Inc.'s revenues and operating income, respectively, for the year ended December 31, 2017.
Based on this assessment, management determined that, as of December 31, 2017, we maintained effective internal control over financial reporting.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Annual Report on Form 10-K, has audited the effectiveness of the Company's internal control over financial reporting as stated in their report, which is included herein under "Part IV. Item 15. Exhibits, Financial Statement Schedules."
ITEM 9B.     Other Information.
None.

PART III
ITEM 10.     Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated herein by reference to our proxy statement to be filed within 120 days after the end of our fiscal year in connection with the Annual Meeting of the Stockholders of G&W to be held on May 23, 2018, under "Proposal One: Election of Directors," "Executive Officers" and "Corporate Governance."
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
ITEM 11.     Executive Compensation.
The information required by this Item is incorporated herein by reference to our proxy statement to be filed within 120 days after the end of our fiscal year in connection with the Annual Meeting of the Stockholders of G&W to be held on May 23, 2018, under "Executive Compensation," including the "Compensation Discussion and Analysis," "Compensation Committee Report" and "Summary Compensation Table" sections, and "Director Compensation."
ITEM 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth all of our securities authorized for issuance under our equity compensation plans as of December 31, 2017:

Equity Compensation Plan I Information
Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options	(b) Weighted Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	1,477,626	$78.04	1,492,088
Equity compensation plans not approved by security holders	—	—	—
Total	1,477,626	$78.04	1,492,088
The remaining information required by this Item is incorporated herein by reference to our proxy statement to be filed within 120 days after the end of our fiscal year in connection with the Annual Meeting of the Stockholders of G&W to be held on May 23, 2018, under "Security Ownership of Certain Beneficial Owners and Management."
ITEM 13.     Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated herein by reference to our proxy statement to be filed within 120 days after the end of our fiscal year in connection with the Annual Meeting of the Stockholders of G&W to be held on May 23, 2018, under "Corporate Governance" and "Related Person Transactions."
ITEM 14.     Principal Accounting Fees and Services.
The information required by this Item is incorporated herein by reference to our proxy statement to be filed within 120 days after the end of our fiscal year in connection with the Annual Meeting of the Stockholders of G&W to be held on May 23, 2018.

PART IV
ITEM 15.     Exhibits, Financial Statement Schedules.

DOCUMENTS FILED AS PART OF THIS ANNUAL REPORT ON FORM 10-K

(a)	FINANCIAL STATEMENTS
Genesee & Wyoming Inc. and Subsidiaries Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Operations for the Years Ended December 31, 2017, 2016 and 2015
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2017,
2016 and 2015
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015
Notes to Consolidated Financial Statements

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

Date:	February 28, 2018	GENESEE & WYOMING INC.

		By:	/S/ JOHN C. HELLMANN
John C. Hellmann Chairman, Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date	Title	Signature

February 28, 2018	Chairman, Chief Executive Officer and President (Principal Executive Officer)	/S/ JOHN C. HELLMANN
John C. Hellmann
February 28, 2018	Chief Financial Officer (Principal Financial Officer)	/S/ TIMOTHY J. GALLAGHER
Timothy J. Gallagher
February 28, 2018	Chief Accounting Officer (Principal Accounting Officer)	/S/ CHRISTOPHER F. LIUCCI
Christopher F. Liucci
February 28, 2018	Director	/S/ RICHARD H. ALLERT
Richard H. Allert
February 28, 2018	Director	/S/ RICHARD H. BOTT
Richard H. Bott
February 28, 2018	Director	/S/ ØIVIND LORENTZEN III
Øivind Lorentzen III
February 28, 2018	Director	/S/ ALBERT J. NEUPAVER
Albert J. Neupaver
February 28, 2018	Director	/S/ HANS MICHAEL NORKUS
Hans Michael Norkus
February 28, 2018	Director	/S/ JOSEPH H. PYNE
Joseph H. Pyne
February 28, 2018	Director	/S/ ANN N. REESE
Ann N. Reese
February 28, 2018	Director	/S/ MARK A. SCUDDER
Mark A. Scudder
February 28, 2018	Director	/S/ HUNTER C. SMITH
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

10.1
Memorandum of Lease between Minister for Transport and Urban Planning a Body Corporate Under the Administrative Arrangements Act 1994, the Lessor and Australia Southern Railroad Pty Ltd., the Lessee, dated November 7, 1997, is incorporated herein by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K filed on March 31, 1998 (File No. 000-20847).

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

10.3
Restated Genesee & Wyoming Inc. Employee Stock Purchase Plan, as Amended through September 27, 2006, is incorporated herein by reference to Exhibit 4.1(a) to the Registrant's Registration Statement on Form S-8 (Registration No. 333-09165) filed on November 3, 2006.**

10.4
Form of Senior Executive Continuity Agreement by and between Genesee & Wyoming Inc. and the Company Senior Executives is incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on November 8, 2007 (File No. 001-31456).**

10.5
Form of Executive Continuity Agreement by and between Genesee & Wyoming Inc. and the Company Executives is incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on November 8, 2007 (File No. 001-31456).**

10.6
Genesee & Wyoming Inc. Amended and Restated 2004 Deferred Compensation Plan for highly compensated employees and directors dated as of December 31, 2008 is incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 7, 2009 (File No. 001-31456).**

10.7
Employment Agreement dated as of May 30, 2007, and as amended and restated December 30, 2009, by and between Genesee & Wyoming Inc. and Mortimer B. Fuller III, together with Exhibit A (Waiver and General Release Agreement), is incorporated herein by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K filed on February 26, 2010 (File No. 001-31456).**

10.8
Sale Consent Deed by and among GWA (North) Pty Ltd., The Northern Territory of Australia, The Crown in right of the State of South Australia, The AustralAsia Railway Corporation, Asia Pacific Transport Pty Limited (Receivers and Managers Appointed) dated November 19, 2010, is incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 24, 2010 (File No. 001-31456).

10.9
Guarantee and Indemnity (GWA) by and between Genesee & Wyoming Australia Pty Ltd and The AustralAsia Railway Corporation dated November 19, 2010, is incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on November 24, 2010 (File No. 001-31456).

10.10
Third Amended and Restated 2004 Omnibus Incentive Plan is incorporated herein by reference to Annex I to the Registrant's Definitive Proxy Statement on Schedule 14A filed on March 30, 2015 (File No. 001-31456).**

10.11
Amendment No. 1, dated as of March 20, 2015, to the Amended and Restated Senior Secured Syndicated Facility Agreement, dated as of May 27, 2014 among Genesee & Wyoming Inc., RP Acquisition Company Two, Quebec Gatineau Railway Inc., Genesee & Wyoming Australia Pty Ltd, GWI UK Acquisition Company Limited, GWI UK Holding Limited, Rotterdam Rail Feeding B.V., Bank of America, N.A., as administrative agent, and the agents, lenders and guarantors party thereto from time to time, is incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 25, 2015 (File No. 001-31456).

10.12
Form of Restricted Stock Award Notice for Directors under the Second Amended and Restated 2004 Omnibus Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on August 6, 2014 (File No. 001-31456).**

10.13
Form of Restricted Stock Unit Award Notice for Directors under the Second Amended and Restated 2004 Omnibus Incentive Plan is incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on August 6, 2014 (File No. 001-31456).**

10.14
Form of Restricted Stock Award Notice under the Second Amended and Restated 2004 Omnibus Incentive Plan is incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed on August 6, 2014 (File No. 001-31456).**

10.15
Form of Option Award Notice under the Second Amended and Restated 2004 Omnibus Incentive Plan is incorporated herein by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q filed on August 6, 2014 (File No. 001-31456).**

10.16
Form of Performance-Based Restricted Stock Unit Award Notice under the Second Amended and Restated 2004 Omnibus Incentive Plan is incorporated herein by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q filed on August 6, 2014 (File No. 001-31456).**

10.17
Form of Restricted Stock Award Notice for CEO under the Second Amended and Restated 2004 Omnibus Incentive Plan is incorporated herein by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q filed on August 6, 2014 (File No. 001-31456).**

10.18
Form of Option Award Notice for CEO under the Second Amended and Restated 2004 Omnibus Incentive Plan is incorporated herein by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q filed on August 6, 2014 (File No. 001-31456).**

10.19
Form of Performance-Based Restricted Stock Unit Award Notice for CEO under the Second Amended and Restated 2004 Omnibus Incentive Plan is incorporated herein by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q filed on August 6, 2014 (File No. 001-31456).**

10.20
Assignment Letter to Matthew O. Walsh, dated June 18, 2015, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 22, 2015 (File No. 001-31456).**

10.21
Amendment No. 1, dated as of September 30, 2015, to the Second Amended and Restated Senior Secured Syndicated Facility Agreement, dated as of March 20, 2015, among Genesee & Wyoming Inc., RP Acquisition Company Two, Quebec Gatineau Railway Inc., Genesee & Wyoming Australia Pty Ltd, Rotterdam Rail Feeding B.V., ERS Railways B.V., GWI UK Acquisition Company Limited, Bank of America, N.A., as administrative agent, and the agents, lenders and guarantors party thereto from time to time, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 2, 2015 (File No. 001-31456).

10.22
Form of Performance-Based Restricted Stock Unit Award Notice Under the Third Amended and Restated Omnibus Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2016 (File No. 001-31456).**

10.23
Form of Performance-Based Restricted Stock Unit Award Notice for the CEO Under the Third Amended and Restated Omnibus Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2016 (File No. 001-31456).**

10.24
Share Sale Agreement, dated October 20, 2016, relating to Glencore Rail (NSW) Pty Limited by and among Genesee & Wyoming Inc., GWI Acquisitions Pty Ltd, Glencore Coal Pty Limited and Glencore Operations Australia Pty Limited, is incorporated herein by reference to Exhibit 10.1 to the Registrants Current Report on Form 8-K filed on October 20, 2016 (File No. 001-31456).***

10.25
Mandate, Commitment and Fee Letter, dated October 14, 2016, among GWI Holdings No. 2 Pty Ltd and Australia and New Zealand Banking Group Limited, Bank of America, N.A. Australian Branch, BNP Paribas, Citibank, N.A. Sydney Branch, Commonwealth Bank of Australia, JPMorgan Chase Bank, N.A., National Australia Bank Limited, Sumitomo Mitsui Banking Corporation and The Bank of Tokyo-Mitsubishi UFJ, Ltd., is incorporated herein by reference to Exhibit 10.2 to the Registrants Current Report on Form 8-K filed on October 20, 2016 (File No. 001-31456).

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

10.29
Form of Performance-Based Restricted Stock Unit Award Notice under the Third Amended and Restated 2004 Omnibus Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2017 (File No. 001-31456).**

10.30
Form of Performance-Based Restricted Stock Unit Award Notice for the CEO under the Third Amended and Restated 2004 Omnibus Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2017 (File No. 001-31456).**

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

*101
The following financial information from Genesee & Wyoming Inc.'s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL includes: (i) Consolidated Balance Sheets as of December 31, 2017 and 2016, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2017, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2017, 2016 and 2015, (iv) Consolidated Statements of Changes in Equity for the Years Ended December 31, 2017, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015, and (vi) the Notes to Consolidated Financial Statements.

*	Exhibit filed or furnished with this Annual Report on Form 10-K.

**	Management contract or compensatory plan in which directors and/or executive officers are eligible to participate.

***
Certain schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of such schedule, or any section thereof, to the Securities and Exchange Commission upon request.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Genesee & Wyoming Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Genesee & Wyoming Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Report of Management on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As described in Report of Management of Internal Control Over Financial Reporting, management has excluded Pentalver Transport Limited ("Pentalver") from its assessment of internal control over financial reporting as of December 31, 2017 because it was acquired by the Company in a purchase business combination during 2017. We have also excluded Pentalver from our audit of internal control over financial reporting. Pentalver is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 2% and 5% respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2017.

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
Rochester, New York
February 28, 2018
We have served as the Company’s auditor since 2002.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2017 and 2016
(dollars in thousands, except share amounts)

	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$80,472	$32,319
Accounts receivable, net	416,705	363,923
Materials and supplies	57,750	43,621
Prepaid expenses and other	34,606	45,475
Total current assets	589,533	485,338
PROPERTY AND EQUIPMENT, net	4,656,921	4,503,319
GOODWILL	1,165,587	1,125,596
INTANGIBLE ASSETS, net	1,567,038	1,472,376
DEFERRED INCOME TAX ASSETS, net	3,343	2,671
OTHER ASSETS	52,475	45,658
Total assets	$8,034,897	$7,634,958
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$27,853	$52,538
Accounts payable	253,993	266,867
Accrued expenses	185,935	159,705
Total current liabilities	467,781	479,110
LONG-TERM DEBT, less current portion	2,303,442	2,306,915
DEFERRED INCOME TAX LIABILITIES, net	873,194	1,162,221
DEFERRED ITEMS - grants from outside parties	321,592	301,383
OTHER LONG-TERM LIABILITIES	172,796	198,208
COMMITMENTS AND CONTINGENCIES
EQUITY:
Class A Common Stock, $0.01 par value, one vote per share; 180,000,000 shares authorized at December 31, 2017 and 2016; 74,808,305 and 74,162,972 shares issued and 61,946,078 and 61,362,665 shares outstanding (net of 12,862,227 and 12,800,307 shares in treasury) on December 31, 2017 and 2016, respectively	748	742
Class B Common Stock, $0.01 par value, ten votes per share; 30,000,000 shares authorized at December 31, 2017 and 2016; 701,138 and 758,138 shares issued and outstanding on December 31, 2017 and 2016, respectively	7	8
Additional paid-in capital	1,699,420	1,651,703
Retained earnings	2,234,864	1,685,813
Accumulated other comprehensive loss	(119,554)	(211,336)
Treasury stock, at cost	(236,951)	(232,348)
Total Genesee & Wyoming Inc. stockholders' equity	3,578,534	2,894,582
Noncontrolling interest	317,558	292,539
Total equity	3,896,092	3,187,121
Total liabilities and equity	$8,034,897	$7,634,958
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 and 2015
(in thousands, except per share amounts)

	Years Ended December 31,
	2017	2016	2015
OPERATING REVENUES	$2,208,044	$2,001,527	$2,000,401
OPERATING EXPENSES:
Labor and benefits	660,284	633,114	614,967
Equipment rents	132,903	159,372	149,825
Purchased services	244,119	198,046	186,905
Depreciation and amortization	250,457	205,188	188,535
Diesel fuel used in train operations	147,427	118,203	132,149
Electricity used in train operations	7,521	13,346	13,714
Casualties and insurance	46,993	38,884	42,494
Materials	107,519	82,522	95,248
Trackage rights	87,490	87,194	78,140
Net loss/(gain) on sale and impairment of assets	4,254	32,484	(2,291)
Restructuring costs	10,160	8,182	—
Other expenses	110,455	135,380	116,454
Total operating expenses	1,809,582	1,711,915	1,616,140
OPERATING INCOME	398,462	289,612	384,261
Interest income	2,082	1,107	481
Interest expense	(107,291)	(75,641)	(67,073)
Loss on settlement of foreign currency forward purchase contracts	—	—	(18,686)
Other income, net	2,266	413	1,948
Income before income taxes	295,519	215,491	300,931
Benefit from/(provision for) income taxes	261,259	(74,395)	(75,894)
Net income	556,778	141,096	225,037
Less: Net income/(loss) attributable to noncontrolling interest	7,727	(41)	—
Net income attributable to Genesee & Wyoming Inc.	$549,051	$141,137	$225,037
Basic earnings per common share attributable to Genesee & Wyoming Inc. common stockholders	$8.92	$2.46	$3.97
Weighted average shares—Basic	61,579	57,324	56,734
Diluted earnings per common share attributable to Genesee & Wyoming Inc. common stockholders	$8.79	$2.42	$3.89
Weighted average shares—Diluted	62,464	58,256	57,848
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 and 2015
(in thousands)

	Years Ended December 31,
	2017	2016	2015
NET INCOME	$556,778	$141,096	$225,037
OTHER COMPREHENSIVE INCOME/(LOSS):
Foreign currency translation adjustment	106,861	(47,349)	(86,968)
Net unrealized gain/(loss) on qualifying cash flow hedges, net of tax (provision)/benefit of ($1,507), $3,651 and $2,558, respectively	1,870	(5,666)	(3,837)
Changes in pension and other postretirement benefit obligations, net of tax benefit/(provision) of $401, $6,366 and ($2,552), respectively	347	(30,953)	9,600
Other comprehensive income/(loss)	109,078	(83,968)	(81,205)
COMPREHENSIVE INCOME	$665,856	$57,128	$143,832
Less: Comprehensive income attributable to noncontrolling interest	25,023	8,508	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO GENESEE & WYOMING INC.	$640,833	$48,620	$143,832
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 and 2015
(dollars in thousands)

	G&W Stockholders
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital		Retained Earnings		Accumulated Other Comprehensive Income/(Loss)		Treasury Stock		Non-controlling Interest		Total Equity
BALANCE, December 31, 2014	$656		$10		$1,333,353		$1,319,639		$(72,252)		$(224,547)		$1,121		$2,357,980
Net income	—		—		—		225,037		—		—		—		225,037
Other comprehensive loss	—		—		—		—		(81,205)		—		—		(81,205)
Value of stock issued for stock-based compensation - 266,542 shares Class A Common Stock	3		—		6,826		—		—		—		—		6,829
Conversion of 227,347 shares Class B Common Stock to Class A Common Stock	2		(2)		—		—		—		—		—		—
Compensation cost related to stock-based compensation	—		—		14,421		—		—		—		—		14,421
Excess income tax benefits from stock-based compensation	—		—		1,432		—		—		—		—		1,432
Value of treasury stock repurchased - 34,759 shares	—		—		—		—		—		(3,261)		—		(3,261)
TEU settlement of 3,539,240 shares Class A Common Stock	36		—		(36)		—		—		—		—		—
Purchase of noncontrolling interest	—		—		(1,461)		—		—		—		(1,121)		(2,582)
Other	—		—		810		—		—		—		—		810
BALANCE, December 31, 2015	$697		$8		$1,355,345		$1,544,676		$(153,457)		$(227,808)		$—		$2,519,461
Net income/(loss)	—		—		—		141,137		—		—		(41)		141,096
Other comprehensive (loss)/income	—		—		—		—		(92,517)		—		8,549		(83,968)
Value of stock issued for equity offering - 4,000,000 shares	40		—		285,716		—		—		—		—		285,756
Conversion of 35,000 shares Class B Common Stock to Class A Common Stock	—		—		—		—		—		—		—		—
Value of stock issued for stock-based compensation - 458,565 shares Class A Common Stock	5		—		8,289		—		—		—		—		8,294
Settlement of deferred stock awards - 78,088 shares	—		—		2,069		—		—		—		—		2,069
Compensation cost related to stock-based compensation	—		—		18,884		—		—		—		—		18,884
Income tax deficiencies from stock-based compensation	—		—		(281)		—		—		—		—		(281)
Value of treasury stock repurchased - 71,506 shares	—		—		—		—		—		(4,540)		—		(4,540)
Issuance of noncontrolling interest	—		—		(18,327)		—		34,638		—		284,031		300,342
Other	—		—		8		—		—		—		—		8
BALANCE, December 31, 2016	$742		$8		$1,651,703		$1,685,813		$(211,336)		$(232,348)		$292,539		$3,187,121
Net income	—		—		—		549,051		—		—		7,727		556,778
Other comprehensive income	—		—		—		—		91,782		—		17,296		109,078
Conversion of 57,000 shares Class B Common Stock to Class A Common Stock	1		(1)		—		—		—		—		—		—
Value of stock issued for stock-based compensation - 348,818 shares Class A Common Stock	3		—		11,581		—		—		—		—		11,584
Settlement of deferred stock awards - 17,661 shares	—		—		738		—		—		—		—		738
Compensation cost related to stock-based compensation	—		—		17,476		—		—		—		—		17,476
Value of treasury stock repurchased - 61,920 shares	—		—		—		—		—		(4,603)		—		(4,603)
Value of stock issued from sale of unregistered securities - 238,201 shares	2		—		17,489		—		—		—		—		17,491
Other	—		—		433		—		—		—		(4)		429
BALANCE, December 31, 2017	$748	—	$7	—	$1,699,420	—	$2,234,864	—	$(119,554)	—	$(236,951)	—	$317,558	—	$3,896,092
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 and 2015
(dollars in thousands)

	Years Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$556,778	$141,096	$225,037
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	250,457	205,188	188,535
Stock-based compensation	17,554	17,976	14,649
Deferred income taxes	(319,249)	33,442	40,477
Net loss/(gain) on sale and impairment of assets	4,254	32,484	(2,291)
Loss on settlement of foreign currency forward purchase contracts	—	—	18,686
Changes in operating assets and liabilities which provided/(used) cash, net of effect of acquisitions:
Accounts receivable, net	(12,969)	(15,952)	28,905
Materials and supplies	2,474	750	(4,073)
Prepaid expenses and other	23,973	836	7,462
Accounts payable and accrued expenses	(35,341)	(20,468)	(39,881)
Other assets and liabilities, net	(8,725)	11,715	(882)
Net cash provided by operating activities	479,206	407,067	476,624
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(228,472)	(219,544)	(371,504)
Grant proceeds from outside parties	20,249	36,094	41,742
Cash paid for acquisitions, net of cash acquired	(107,586)	(969,476)	(740,237)
Net payment from settlement of foreign currency forward purchase contracts related to an acquisition	—	—	(18,686)
Proceeds from sale of investment	2,100	—	—
Insurance proceeds for the replacement of assets	1,590	15,201	10,394
Proceeds from disposition of property and equipment	5,225	2,691	4,018
Net cash used in investing activities	(306,894)	(1,135,034)	(1,074,273)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on revolving line-of-credit, long-term debt and capital lease obligations	(661,561)	(1,104,222)	(675,430)
Proceeds from revolving line-of-credit and long-term borrowings	523,672	1,074,516	1,261,640
Proceeds from noncontrolling interest	—	476,828	—
Proceeds from Class A Common Stock issuance	—	286,500	—
Stock issuance costs	—	(743)	—
Debt amendment/issuance costs	—	(17,731)	(9,622)
Proceeds from employee stock purchases	11,583	9,317	6,829
Treasury stock acquisitions	(4,603)	(4,541)	(3,261)
Net cash (used in)/provided by financing activities	(130,909)	719,924	580,156
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	6,750	4,421	(6,293)
INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	48,153	(3,622)	(23,786)
CASH AND CASH EQUIVALENTS, beginning of year	32,319	35,941	59,727
CASH AND CASH EQUIVALENTS, end of year	$80,472	$32,319	$35,941
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
The Company owns or leases 122 freight railroads worldwide that are organized in nine operating regions with approximately 8,000 employees and 3,000 customers. The financial results of our nine operating regions are reported in the following three distinct segments:

•	The Company's seven North American regions serve 41 U.S. states and four Canadian provinces and include 115 short line and regional freight railroads with more than 13,000 track miles.

•
The Company's Australian Region serves New South Wales, the Northern Territory and South Australia and operates the 1,400-mile Tarcoola-to-Darwin rail line. As of December 1, 2016, G&W's Australia Region is 51.1% owned by us and 48.9% owned by a consortium of funds and clients managed by Macquarie Infrastructure and Real Assets (MIRA).

•
The Company's U.K./European Region includes the United Kingdom's (U.K.) largest rail maritime intermodal operator and second-largest freight rail provider, as well as regional rail services in Continental Europe.

The Company's subsidiaries and joint ventures also provide rail service at more than 40 major ports, rail-ferry service between the U.S. Southeast and Mexico, transload services, contract coal loading, and industrial railcar switching and repair. See Note 3, Changes in Operations, for descriptions of the Company's changes in operations in recent years.
During the third quarter of 2017, the Company's Mountain West Region railroads were consolidated into its Central and Pacific regions, and the Pacific Region was renamed the Western Region. The consolidation reduced the Company's number of operating regions from ten to nine.
The Company's railroads transport a wide variety of commodities. Revenues from the Company's 10 largest customers accounted for approximately 24%, 22% and 22% of the Company's operating revenues in 2017, 2016 and 2015, respectively.
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
The Company generates all other revenues from third-party railcar and locomotive repairs, container sales, property rentals and other ancillary revenues not directly related to the movement of freight. All other revenues are recognized as services are performed or as contractual obligations are fulfilled.
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
Materials and Supplies
Materials and supplies consist primarily of purchased items for improvement and maintenance of road property and equipment and are stated at the lower of average cost or market, as well as purchased containers from the Company's newly acquired Pentalver Transport Limited (Pentalver) business in the U.K. Materials and supplies are removed from inventory using the average cost method.
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
During the year ended December 31, 2017, the Company recorded a $5.9 million non-cash charge related to the impairment of track assets on idle branch lines in South Australia. During the year ended December 31, 2016, the Company recorded a $13.0 million non-cash charge related to the impairment of an idle rolling-stock maintenance facility resulting from Arrium, an iron ore customer in Australia, entering voluntary administration. For additional information regarding Arrium, see Note 3, Changes in Operations. There were no material losses incurred through other dispositions from unanticipated or unusual events for the year ended December 31, 2015.
Grants from Outside Parties
Grants from outside parties are recorded as deferred revenue within deferred items - grants from outside parties, and are amortized as a reduction to depreciation expense over the same period during which the associated assets are depreciated.
Goodwill
The Company reviews the carrying value of goodwill at least annually to assess impairment since these assets are not amortized. The Company performs its annual impairment assessment as of November 30 of each year. Additionally, the Company reviews the carrying value of goodwill whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. No impairment was recognized for the years ended December 31, 2017 and 2015, as a result of our annual impairment assessment.
In 2016, in conjunction with the Company's annual impairment assessment of goodwill combined with previously discussed efforts to address challenges with the Company's Continental Europe intermodal business, ERS Railways B.V. (ERS), the Company recorded an impairment of goodwill of $14.5 million. See Note 3, Changes in Operations, for additional information regarding ERS.
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

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortizable Intangible Assets
The Company performs an impairment test on amortizable intangible assets when specific impairment indicators are present. The Company has amortizable intangible assets valued primarily as operational network rights, customer contracts and relationships and track access agreements. These intangible assets are generally amortized on a straight-line basis over the expected economic longevity of the facility served, the customer relationship, or the length of the contract or agreement including expected renewals. In 2016, in conjunction with the Company's annual impairment assessment of goodwill combined with previously disclosed efforts to address challenges with ERS, the Company recorded an impairment of a customer-related intangible asset of $4.1 million. See Note 3, Changes in Operations, for additional information regarding ERS.
Derailment and Property Damages, Personal Injuries and Third-Party Claims
The Company maintains global liability and property insurance coverage to mitigate the financial risk of providing rail and rail-related services. The Company's liability policies cover railroad employee injuries, personal injuries associated with grade crossing accidents and accidents involving passengers and other third-party claims associated with the Company's operations. Damages associated with sudden releases of hazardous materials, including hazardous commodities transported by rail, and expenses related to evacuation as a result of a railroad accident are also covered under the liability policies. The Company's liability policies currently have self-insured retentions of up to $2.5 million per occurrence. The Company's property policies cover property and equipment that the Company owns, as well as property in the Company's care, custody and control. The Company's property policies currently have various self-insured retentions, which vary based on the type and location of the incident, that are currently up to $2.5 million per occurrence. The property policies also provide business interruption insurance arising from covered events. The self-insured retentions under the policies may change with each annual insurance renewal depending on the Company's loss history, the size and make-up of the Company and general insurance market conditions.
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
Defined Benefit Plans
The Company sponsors certain defined benefit plans covering eligible employees. The Company engages independent actuaries to compute amounts of liabilities and expenses related to these plans subject to the assumptions that the Company determines are appropriate based on historical trends, current market rates and future projections. These assumptions include, but are not limited to, the selection of a discount rate, expected long-term rate of return on plan assets, rate of future compensation increases, inflation volatility and mortality. See Note 11, U.K. Pension Plan, and Note 12, Other Employee Benefit Programs, for additional information regarding these plans.
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

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the TCJA) was enacted into law. The TCJA reduced the United States federal corporate income tax rate to 21% from 35% effective for years beginning after December 31, 2017. Additionally, the TCJA requires United States companies to compute a one-time transition (toll) tax on earnings of certain foreign subsidiaries that were previously deferred for United States federal income tax purposes. The Company has estimated the impact of the reduction in the United States federal corporate tax rate to be a reduction to the Company's net deferred tax liabilities of approximately $394 million, which represents a decrease in corporate income taxes expected to be paid in the future. The Company has also estimated the toll tax to be approximately $22 million payable over an eight-year period beginning in 2018. Each of the Company's foreign subsidiaries files income tax returns in each of its respective countries. No provision is made for certain taxes applicable to the undistributed earnings of our foreign subsidiaries as it is the intention of management to fully utilize those earnings in the operations of foreign subsidiaries. The amount of undistributed earnings of the Company's foreign subsidiaries as of December 31, 2017 was $237.9 million. If the earnings were to be distributed in the future, those distributions would not be subject to United States federal corporate income tax but may result in foreign exchange gains and losses and be subject to other taxes and credits including United States state taxes and withholding taxes payable to various foreign countries; however, the amount of the tax is not practicable to determine. See Note 13, Income Taxes, for additional information regarding the TCJA.
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
In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based compensation arrangements, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. The Company elected to account for forfeitures as they occur and elected the retrospective transition method in regards to the classification of tax-related cash flows from stock-based payments. The amendment became effective for the Company on January 1, 2017 and did not have a material impact on the consolidated financial statements for the year ended December 31, 2017.
The grant date fair value of non-vested shares is recorded to compensation expense on a straight-line basis over the vesting period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model and compensation expense is recorded over the requisite service period on a straight-line basis. Two assumptions in the Black-Scholes pricing model require management judgment: the life of the option and the volatility of the stock price over the life of the option. The assumption for the life of the option is based on historical experience and is estimated for each grant. The assumption for the volatility of the stock is based on a combination of historical and implied volatility. The fair value of the Company's restricted stock, restricted stock units and the 2017 and 2016 performance-based restricted stock units is based on the closing market price of the Company's Class A Common Stock on the date of grant.
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

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
3. CHANGES IN OPERATIONS:
North American Operations
Heart of Georgia Railroad, Inc.: On May 31, 2017, the Company completed the acquisition of all the outstanding shares of Atlantic Western Transportation, Inc., parent company of Heart of Georgia Railroad, Inc. (HOG), for $5.6 million in cash and contingent consideration valued at $5.7 million. The contingent consideration is payable to the sellers upon satisfaction of certain conditions, which the Company expects to be paid in 2021. See Note 10, Fair Value of Financial Instruments, for additional information regarding the contingent consideration. The results of operations from HOG have been included in the Company's consolidated statement of operations since the acquisition date.
HOG was founded in 1999 and operates 221 miles of track that runs across the State of Georgia. The track is leased from the Georgia Department of Transportation. It connects with the Company’s Georgia Southwestern Railroad at Americus, Georgia, and with the Company’s Georgia Central Railway at Vidalia, Georgia. HOG serves an inland intermodal terminal at Cordele, Georgia, providing five days per week, direct rail service via the Georgia Central Railway to the Port of Savannah for auto, agricultural products and other merchandise customers. HOG has Class I railroad connections with CSX Corp. at Cordele and with Norfolk Southern at Americus and Helena, Georgia. HOG transports approximately 10,000 annual carloads of agricultural products, feed, fertilizer, and lumber and forest products, of which approximately 2,000 carloads are interchanged with the Company’s Georgia Central Railway.
Providence and Worcester Railroad Company: On November 1, 2016, the Company completed the acquisition of 100% of the outstanding common stock of Providence and Worcester Railroad Company (Providence and Worcester Railroad) for $25.00 per share, or $126.2 million. The Company funded the acquisition with borrowings under the Company's Second Amended and Restated Senior Secured Syndicated Credit Facility Agreement, as amended (the Credit Agreement). The results of operations from Providence and Worcester Railroad have been included in the Company's consolidated statements of operations since the acquisition date. The Company incurred $3.1 million of integration costs associated with Providence and Worcester Railroad during the year ended December 31, 2017, of which $2.7 million was included within labor and benefits expense primarily for severance costs and $0.4 million was included within other expenses in the Company's consolidated statement of operations.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Providence and Worcester Railroad is headquartered in Worcester, Massachusetts, and operates in Rhode Island, Massachusetts, Connecticut and New York. Providence and Worcester Railroad is contiguous with the Company’s New England Central Railroad (NECR) and Connecticut Southern Railroad (CSO). As of the acquisition date, rail service was provided by approximately 130 Providence and Worcester Railroad employees with 32 locomotives across 229 miles of owned track and over approximately 300 track miles under track access agreements. Providence and Worcester Railroad has exclusive freight access over Amtrak’s Northeast Corridor between New Haven, Connecticut, and Providence, Rhode Island, and trackage rights over Metro-North Commuter Railroad, Amtrak and CSX Corp. between New Haven, Connecticut, and Queens, New York. Providence and Worcester Railroad interchanges with the Company’s NECR and CSO railroads, as well as with CSX Corp., Norfolk Southern, Pan Am Railways, Pan Am Southern, the Housatonic Railroad and the New York and Atlantic Railroad, and also connects to Canadian National and Canadian Pacific via NECR.
Providence and Worcester Railroad serves a diverse mix of aggregates, auto, chemicals, metals and lumber customers in southeastern New England, handling approximately 44,000 carloads and intermodal units annually. In addition, Providence and Worcester Railroad provides rail service to three ports (Providence, Davisville and New Haven) and to a United States Customs bonded intermodal terminal in Worcester, Massachusetts, that receives inbound intermodal containers for distribution in New England.
The Company accounted for the acquisition as a business combination using the acquisition method of accounting under U.S. GAAP. The acquired assets and liabilities of Providence and Worcester Railroad were recorded at their acquisition-date fair values and were consolidated with those of the Company as of the acquisition date. The following acquisition-date fair values were assigned to the acquired net assets (dollars in thousands). The $27.9 million of fair value assigned to goodwill will not be deductible for tax purposes.

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

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company and MIRA contributed a combined A$1.3 billion in the form of cash, partner loans and contributed equity, and the Company's subsidiary, GWI Acquisitions Pty Ltd (GWIA), entered into a five-year A$690.0 million senior secured term loan facility that is non-recourse to the Company and to MIRA. The proceeds were used to acquire GRail for A$1.14 billion, repay Genesee & Wyoming Australia’s (GWA) existing A$250.0 million term loan (under the Company’s Credit Agreement) and pay A$19.8 million in debt issuance costs and A$13.2 million of acquisition-related costs (collectively the GRail Transactions). The foreign exchange rate used to translate the transaction amounts to United States dollars (USD) was $0.74 for one Australian dollar (AUD).
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
The Company paid GC, the seller of GRail, A$1.14 billion (or approximately $844.9 million at an exchange rate of $0.74 for one Australian dollar) in cash at closing and received A$3.8 million (or $2.9 million at the exchange rate on the date the cash was received) from the seller for the final working capital adjustment during the three months ended March 31, 2017. The Company accounted for the acquisition as a business combination using the acquisition method of accounting under U.S. GAAP. The acquired assets and liabilities of GRail were recorded at their acquisition-date fair values and were consolidated with those of the Company as of the acquisition date. The foreign exchange rate used to translate the balance sheet to United States dollars was $0.74 for one Australian dollar, the exchange rate on December 1, 2016. The results of operations from GRail have been included in the Company's consolidated statements of operations since the December 1, 2016 acquisition date.
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

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 7, 2016, Arrium announced it had entered into voluntary administration. As a result, during the first quarter of 2016, the Company recorded a $13.0 million non-cash charge related to the impairment of GWA's idle rolling-stock maintenance facility, which was recorded to net (gain)/loss on sale and impairment of assets within operating expenses, which represented the entire carrying value of these assets, and an allowance for doubtful accounts charge of $8.1 million associated with accounts receivable from Arrium, which was recorded to other expenses within operating expenses. Also, as a result of the voluntary administration, all payments to GWA associated with the Southern Iron rail haulage agreement ceased. In December 2017, the Company recovered $0.9 million of cash in relation to the Company's previous agreements with Arrium.
On August 31, 2017, Arrium was sold to GFG Alliance. The steel making business was rebranded as Liberty OneSteel and the mining business was rebranded as SIMEC Mining. GWA continues to provide services and receive payments under the rail haulage agreement for the Middleback Range operations. Pursuant to that rail haulage agreement, GWA serves several iron ore mines in the Middleback Range and the Whyalla steelworks operations.
U.K./European Operations
Pentalver Transport Limited: On May 3, 2017, the Company's subsidiary, GWI UK Acquisition Company Limited, purchased for cash all of the issued share capital of Pentalver from a subsidiary of APM Terminals (a subsidiary of A P Møller-Maersk A/S) for £97.8 million (or $126.2 million at the exchange rate on May 3, 2017) or £77.5 million (or $100.1 million at the exchange rate on May 3, 2017) net of cash received of £20.2 million (or $26.1 million at the exchange rate on May 3, 2017) of cash received in connection with the sale. The Company funded the acquisition with borrowings under the Credit Agreement. The foreign exchange rate used to translate the total consideration to United States dollars was $1.29 for one British pound (GBP).
Headquartered in Southampton, U.K., Pentalver operates off-dock container terminals (most under long-term leases) strategically placed at each of the four major seaports of Felixstowe, Southampton, London Gateway and Tilbury, as well as an inland terminal located at Cannock, in the Midlands, near many of the nation’s largest distribution centers. In addition to providing storage for loaded and empty containers on over 100 acres of land, Pentalver also operates a trucking haulage service with more than 150 trucks, primarily providing daily service between the seaports of Felixstowe and Southampton and its inland terminal at Cannock. Pentalver also provides services related to container maintenance and repair (including refrigerated containers) and is one of the largest sellers of new and used containers in the U.K.
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
The results of operations from Pentalver have been included in the Company's consolidated statement of operations since the May 3, 2017, acquisition date within the Company's U.K./European Operations segment. Pentalver contributed $102.6 million of total revenues and $4.3 million of operating income, which included $3.3 million of depreciation and amortization expense, to the Company's consolidated results since the acquisition date. The Company incurred $3.9 million of acquisition and integration costs related to Pentalver during the year ended December 31, 2017, of which $3.8 million was included within other expenses and $0.1 million was included in labor and benefits expense in the Company's consolidated statement of operations.
The Company accounted for the acquisition as a business combination using the acquisition method of accounting under U.S. GAAP. The acquired assets and liabilities of Pentalver were recorded at their preliminary acquisition-date fair values and were consolidated with those of the Company as of the acquisition date. The preliminary acquisition-date fair values are subject to further adjustment for the final determination of fair values of the acquired assets and liabilities. The foreign exchange rate used to translate the balance sheet to United States dollars was $1.29 for one British pound.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following preliminary acquisition-date fair values were assigned to the acquired net assets (amounts in thousands):

	GBP	USD
Cash and cash equivalents	£20,224	$26,117
Accounts receivable	16,849	21,759
Materials and supplies	13,360	17,253
Prepaid expenses and other	3,238	4,182
Property and equipment	20,649	26,666
Goodwill	8,592	11,096
Intangible assets	42,000	54,239
Total assets	124,912	161,312
Accounts payable and accrued expenses	21,341	27,560
Deferred income tax liabilities, net	5,220	6,741
Deferred items-grants from outside parties	601	776
Net assets	£97,750	$126,235
The $54.2 million of intangible assets relate to amortizable operational rights with contractual terms spanning up to 50 years and a weighted average amortization period of 33 years. The $11.1 million of goodwill will not be deductible for tax purposes.
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
Despite a significant and focused effort by the Company, the performance of ERS reached unsustainable levels during 2016 and a restructuring plan was initiated. In conjunction with that plan, in 2017, the Company ceased all "open" train services from the port of Rotterdam, closed the ERS offices in Rotterdam and Frankfurt and the ERS customer services function in Warsaw. The Company is in the process of redistributing ERS’s leased locomotives and railcars, which have lease termination dates up through 2019. These steps will enable the Company to focus on the deep sea intermodal sector. The Company's subsidiary, Rotterdam Rail Feeding B.V., will continue its existing services and not be affected by the restructuring of ERS.
As a result of the ERS restructuring plan, the Company recorded impairment and related charges of $21.5 million in December 2016. These charges primarily included $14.5 million for an impairment of goodwill and $4.1 million for an impairment of a customer-related intangible asset, which were both recorded to net loss/(gain) on sale and impairment of assets within operating expenses, which represented the entire carrying value of these assets. For the year ended December 31, 2017, the Company recorded $5.7 million of restructuring costs related to ERS, primarily for severance costs and costs associated with surplus locomotive and railcar leases.
Restructuring of U.K. Coal Business: During 2016, due to a drastic decline in coal shipments, the Company implemented a restructuring of its U.K. coal business. The U.K. coal business, which the Company acquired as part of the Freightliner acquisition in 2015, is a relatively low-margin business, and the Company originally expected to cease coal shipments by 2022. The Company incurred charges related to the U.K. coal restructuring program of $14.7 million during the year ended December 31, 2016. These charges included $10.5 million associated with leased railcars that exceed the Company's expected ongoing needs and were permanently taken out of service, which was recorded to equipment rents within operating expenses, as well as $4.2 million of severance and related costs associated with restructuring the Company's workforce. During the year ended December 31, 2017, the Company recorded a reduction to equipment rents within operating expenses of $1.1 million associated with an adjustment to the liability recorded in 2016 for the leased railcars.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Freightliner Group Limited: On March 25, 2015, the Company completed the acquisition of all of the outstanding share capital of RailInvest Holding Company Limited, the parent company of London-based Freightliner Group Limited (Freightliner), pursuant to the terms of a Share Purchase Agreement dated February 24, 2015. Certain former management shareholders of Freightliner (Management Shareholders) retained an approximate 6% economic interest in Freightliner in the form of deferred consideration. The Company bought out this deferred consideration in November 2017, as described below.
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
The Company funded the acquisition with borrowings under the Company's Credit Agreement (see Note 8, Long-Term Debt) and available cash. The foreign exchange rate used to translate the total consideration to United States dollars was $1.49 for one British pound (GBP), the exchange rate on March 25, 2015. The calculation of the total consideration for the Freightliner acquisition is presented below (amounts in thousands):

	GBP	USD
Cash consideration	£492,083	$733,006
Deferred consideration	24,200	36,048
Total consideration	£516,283	$769,054
As of March 25, 2015, the Company recorded a contingent liability within other long-term liabilities of £24.2 million (or $36.0 million at the exchange rate on March 25, 2015). This contingent liability represented the aggregate fair value of the shares transferred to the Company by the Management Shareholders representing an economic interest of approximately 6% on the acquisition date at the Freightliner acquisition price per share, in exchange for the right to receive cash consideration for the representative economic interest in the future (deferred consideration). The Company bought out this deferred consideration in November 2017 with the issuance of 238,201 shares of the Company's Class A Common Stock with a grant date fair value of $17.5 million, as well as £2.1 million (or $2.9 million at the exchange rate on December 31, 2017) in cash to be paid in March 2018. These shares have time-based contractual restrictions on their transfer until March 2018, March 2019 and March 2020. In addition, the Company issued a note payable with a £6.3 million (or $8.6 million at the exchange rate on December 31, 2017) face value (£5.7 million fair value, or $7.7 million at the exchange rate on December 31, 2017) to certain management holders as part of the buyout of the deferred consideration. This note is payable in three annual installments starting in March 2018. The Company recorded a net gain of $8.9 million on the buyout of the deferred consideration in November 2017, which was included within other expenses in the Company's consolidated statement of operations.
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

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pro Forma Financial Results (Unaudited)
The following table summarizes the Company's unaudited pro forma operating results for the years ended December 31, 2016 and 2015 as if the acquisition of Freightliner had been consummated as of January 1, 2014 and the GRail Transactions had been consummated as of January 1, 2015. As such, these results include pro forma results from Freightliner for the period January 1, 2015 through March 24, 2015 and pro forma results from the GRail Transactions for the period from January 1, 2015 through November 30, 2016. The following pro forma financial information does not include the impact of any costs to integrate the operations or the impact of derivative instruments that the Company has entered into or may enter into to mitigate foreign currency or interest rate risk (dollars in thousands, except per share amounts):

	2016	2015
Operating revenues	$2,052,840	$2,203,822
Net income attributable to Genesee & Wyoming Inc.	$136,559	$224,202
Basic earnings per common share attributable to Genesee & Wyoming Inc. common stockholders	$2.38	$3.95
Diluted earnings per common share attributable to Genesee & Wyoming Inc. common stockholders	$2.34	$3.88
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
The unaudited pro forma operating results for the year ended December 31, 2015, also included the acquisition of GRail adjusted, net of tax, for depreciation and amortization expense resulting from the determination of fair values of the acquired property and equipment and amortizable intangible assets, the inclusion of interest expense related to borrowings used to fund the acquisition, the amortization of debt issuance costs related to the Australian Credit Agreement, noncontrolling interest related to MIRA's 48.9% ownership and the elimination of Australia's interest expense related to debt under the Credit Agreement. Prior to the GRail acquisition, the Company's Australian subsidiary, Freightliner Australia Pty Ltd (FLA), provided rail operator services to GRail, which has been eliminated in the pro forma financial results. Since the pro forma financial results assume the acquisition was consummated on January 1, 2015, the unaudited pro forma operating results for the year ended December 31, 2016 excluded $16.3 million ($15.6 million, net of tax) of costs incurred by the Company related to the GRail Transactions. The unaudited pro forma results for the year ended December 31, 2015 included $17.6 million ($16.9 million, net of tax) of costs incurred by the Company related to the GRail Transactions.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Freightliner's fiscal year was based on a 52/53 week period ending on the nearest Saturday on or before March 31, prior to the acquisition by the Company. Since Freightliner and the Company had different fiscal year end dates, the unaudited pro forma operating results were prepared based on comparable periods. The unaudited pro forma operating results for the year ended December 31, 2015 were based upon the Company's consolidated statement of operations for the twelve months ended December 31, 2015, Freightliner's historical operating results for the 12 weeks ended March 28, 2015, adjusted to remove the results already included in the Company's first quarter results, and GRail's historical operating results for the twelve months ended December 31, 2015. The foreign exchange rate used to translate Freightliner's historical operating results to United States dollars was $1.51 for one British pound (which was calculated based on average daily exchange rates during three month period ended March 31, 2015). The foreign exchange rate used to translate GRail's 2015 historical operating results to United States dollars was $0.75 for one Australian dollar (which was calculated based on the weighted average monthly exchange rates for the twelve months of 2015).
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
4. EARNINGS PER COMMON SHARE:
The following table sets forth the computation of basic and diluted earnings per share (EPS) attributable to Genesee & Wyoming Inc. common stockholders for the years ended December 31, 2017, 2016 and 2015 (in thousands, except per share amounts):

	2017	2016	2015
Numerators:
Net income attributable to Genesee & Wyoming Inc.	$549,051	$141,137	$225,037
Denominators:
Weighted average Class A common shares outstanding -Basic	61,579	57,324	56,734
Weighted average Class B common shares outstanding	735	790	884
Dilutive effect of employee stock-based awards	150	142	230
Weighted average shares - Diluted	62,464	58,256	57,848
Earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:
Basic earnings per common share	$8.92	$2.46	$3.97
Diluted earnings per common share	$8.79	$2.42	$3.89
Weighted average Class B common shares outstanding and common shares issuable under the assumed exercise of stock-based awards computed based on the treasury stock method were the only reconciling items between the Company's basic and diluted weighted average shares outstanding.
The following total number of shares of Class A Common Stock issuable under the assumed exercises and lapse of stock-based awards computed based on the treasury stock method were excluded from the calculation of diluted EPS attributable to Genesee & Wyoming Inc. common stockholders, as the effect of including these shares would have been anti-dilutive (in thousands):

	2017	2016	2015
Anti-dilutive shares	1,130	1,185	687

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
Recent Sales of Unregistered Securities
On November 22, 2017, the Company issued 238,201 shares of our Class A Common Stock upon buyout of its deferred consideration agreements with certain former management shareholders of Freightliner. The issuance was exempt from registration pursuant to Regulation S under the Securities Act of 1933, as amended (the Act). These shares are restricted from trading by contract and are subject to the holding periods required by Rule 144 under the Act. The Company did not receive any cash proceeds from the issuance of these shares. See Note 3, Changes in Operations, for additional information regarding the buyout of the Freightliner deferred consideration agreements.
Offerings
On December 13, 2016, the Company completed a public offering of 4,000,000 shares of Class A Common Stock at $75.00 per share. The Company received net proceeds of $285.8 million after deducting underwriting discounts and commissions and offering expenses from the sale of its Class A Common Stock. The Company's basic shares outstanding for the year ended December 31, 2017 and 2016 included weighted average shares of 4,000,000 and 131,148, respectively, as a result of the public offering of Class A Common Stock. The Company used the net proceeds from the offering to partially fund the acquisition of Pentalver Transport Limited and to repay indebtedness. See Note 3, Changes in Operations, for additional information regarding the Company's acquisition of Pentalver.
Share Repurchase
On September 29, 2015, the Board authorized the repurchase of up to $300 million of the Company's Class A Common Stock, subject to certain limitations. See Note 8, Long-Term Debt, for additional information. Through December 31, 2017, the Company has not repurchased any shares of Class A Common Stock under this authorization.
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

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts receivable consisted of the following at December 31, 2017 and 2016 (dollars in thousands):

	2017	2016
Accounts receivable - trade	$401,723	$353,347
Accounts receivable - grants from outside parties	17,734	10,652
Accounts receivable - insurance and other third-party claims	10,753	11,994
Total accounts receivable	430,210	375,993
Allowance for doubtful accounts	(13,505)	(12,070)
Accounts receivable, net	$416,705	$363,923
The Company's trade accounts receivable balance as of December 31, 2017 included $22.6 million from the newly acquired Pentalver business. See Note 3, Changes in Operations, for additional information regarding the Pentalver acquisition.
Grants from Outside Parties
The Company periodically receives grants for the upgrade and construction of rail lines and upgrades of locomotives from federal, provincial, state and local agencies in the United States and provinces in Canada in which the Company operates. These grants typically reimburse the Company for 50% to 100% of the actual cost of specific projects. In total, the Company received grant proceeds of $20.2 million, $36.1 million and $41.7 million for the years ended December 31, 2017, 2016 and 2015, respectively, from such grant programs. The proceeds were presented as cash inflows from investing activities within each of the applicable periods.
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
The following table sets forth the offset to depreciation expense from the amortization of deferred grants recorded by the Company during the years ended December 31, 2017, 2016 and 2015 (dollars in thousands):

	2017	2016	2015
Amortization of deferred grants	$12,356	$13,465	$10,691
Insurance and Third-Party Claims
Accounts receivable from insurance and other third-party claims at December 31, 2017 included $5.9 million from the Company's North American Operations, $4.3 million from the Company's U.K./European Operations and $0.6 million from the Company's Australian Operations. The balance from the Company's North American Operations resulted predominately from the Company's anticipated insurance recoveries associated with a 2015 trestle fire in the United States and derailments in Canada. The balance from the Company's U.K./European Operations resulted primarily from the Company's anticipated insurance recoveries associated with a pre-acquisition rail-related collision in Germany in 2014 that occurred prior to the Company's acquisition of Freightliner. The Company received proceeds from insurance totaling $1.6 million, $15.2 million and $10.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Doubtful Accounts
Activity in the Company's allowance for doubtful accounts for the years ended December 31, 2017, 2016 and 2015 was as follows (dollars in thousands):

	2017	2016	2015
Balance, beginning of year	$12,070	$6,213	$5,826
Provisions	7,752	19,655	7,512
Charges	(6,317)	(13,798)	(7,125)
Balance, end of year	$13,505	$12,070	$6,213
During the year ended December 31, 2016, $8.1 million of accounts receivable associated with an Australian iron ore customer that entered into voluntary administration in April 2016 was provisioned for and subsequently written off and $2.6 million of ERS accounts receivable was provisioned for (see Note 3, Changes in Operations, for additional information regarding Australia and ERS).
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

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. PROPERTY AND EQUIPMENT AND LEASES:
Property and Equipment
Major classifications of property and equipment as of December 31, 2017 and 2016 were as follows (dollars in thousands):

	2017
	Gross Book Value	Accumulated Depreciation	Net Book Value
Property:
Land and land improvements	$755,234	$—	$755,234
Buildings and leasehold improvements	257,173	(59,611)	197,562
Bridges/tunnels/culverts	718,001	(122,380)	595,621
Track property	2,758,946	(568,954)	2,189,992
Total property	4,489,354	(750,945)	3,738,409
Equipment:
Computer equipment	24,070	(17,852)	6,218
Locomotives and railcars	993,872	(290,796)	703,076
Vehicles and mobile equipment	77,928	(48,147)	29,781
Signals and crossing equipment	75,460	(42,079)	33,381
Track equipment	88,629	(18,873)	69,756
Other equipment	77,271	(37,874)	39,397
Total equipment	1,337,230	(455,621)	881,609
Construction-in-process	36,903	—	36,903
Total property and equipment	$5,863,487	$(1,206,566)	$4,656,921

	2016
	Gross Book Value	Accumulated Depreciation	Net Book Value
Property:
Land and land improvements	$735,054	$—	$735,054
Buildings and leasehold improvements	214,980	(43,431)	171,549
Bridges/tunnels/culverts	692,324	(103,521)	588,803
Track property	2,639,961	(477,366)	2,162,595
Total property	4,282,319	(624,318)	3,658,001
Equipment:
Computer equipment	20,449	(14,927)	5,522
Locomotives and railcars	893,911	(217,704)	676,207
Vehicles and mobile equipment	72,388	(41,257)	31,131
Signals and crossing equipment	72,210	(37,632)	34,578
Track equipment	48,931	(15,663)	33,268
Other equipment	57,547	(24,845)	32,702
Total equipment	1,165,436	(352,028)	813,408
Construction-in-process	31,910	—	31,910
Total property and equipment	$5,479,665	$(976,346)	$4,503,319

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Construction-in-process consisted primarily of costs associated with equipment purchases and track and equipment upgrades. Major classifications of construction-in-process as of December 31, 2017 and 2016 were as follows (dollars in thousands):

	2017	2016
Property:
Buildings and leasehold improvements	$4,209	$85
Bridges/tunnels/culverts	1,000	1,600
Track property	5,504	12,302
Equipment:
Locomotives and railcars	18,397	11,786
Other equipment	7,793	6,137
Total construction-in-process	$36,903	$31,910
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
The Company depreciates its property and equipment using the straight-line method over the useful lives of the property and equipment. The following table sets forth the estimated useful lives of the Company's major classes of property and equipment:

	Estimated Useful Life (in Years)
	Minimum	Maximum
Property:
Buildings and leasehold improvements (subject to term of lease)	2	40
Bridges/tunnels/culverts	20	50
Track property	3	50

Equipment:
Computer equipment	2	10
Locomotives and railcars	2	30
Vehicles and mobile equipment	2	15
Signals and crossing equipment	5	20
Track equipment	2	20
Other equipment	2	20
Depreciation expense for the years ended December 31, 2017, 2016 and 2015 totaled $192.9 million, $172.3 million and $159.1 million, respectively.
In December 2017, the Company recorded a $5.9 million non-cash charge related to the impairment of track assets on idle branch lines in South Australia, which was recorded to net loss/(gain) on sale and impairment of assets within operating expenses within the Company's Australian Operations segment.
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
The number of railcars and locomotives leased by the Company as of December 31, 2017, 2016 and 2015 was as follows:

	2017	2016	2015
Railcars	21,669	20,738	21,819
Locomotives	198	309	333
The Company's operating lease expense for equipment and real property leases and expense for the use of other railroad and other third parties' track for the years ended December 31, 2017, 2016 and 2015 was as follows (dollars in thousands):

	2017	2016	2015
Equipment	$80,759	$91,537	$91,919
Real property	$17,268	$14,291	$12,136
Trackage rights	$87,490	$87,194	$78,140
For the year ended December 31, 2016, the Company incurred $10.5 million of charges associated with leased coal railcars in the U.K. that exceed the Company's expected ongoing needs and were therefore considered permanently taken out of service. See Note 3, Changes in Operations, for additional information regarding the U.K. coal business.
The Company is a party to several lease agreements with Class I carriers and other third parties to operate over various rail lines in North America, with varied expirations. Certain of these lease agreements have annual lease payments, which are included in the operating lease section of the schedule of future minimum lease payments shown below as well as the trackage rights expense in the table above. Revenues from railroads that the Company leases from Class I carriers and other third parties accounted for approximately 11.3% of the Company's 2017 total operating revenues. Leases from Class I railroads and other third parties that are subject to expiration in each of the next ten years represent 3% or less of the Company's annual revenues in the year of expiration based on the Company's operating revenues for the year ended December 31, 2017. For example, the Company's revenues associated with leases from Class I railroads and other third parties subject to expiration in each of the next five years (2018 - 2022) would represent approximately 2.4%, 0.3%, 0.0%, 0.6% and 1.1% of the Company's operating revenues in each of those years, respectively, based on the Company's operating revenues for the year ended December 31, 2017.
The Company's capital leased assets primarily consist of locomotives and railcars. The amortization of capital leased assets is included within the Company's depreciation expense. The following is a summary of future minimum lease payments under capital leases and operating leases as of December 31, 2017 (dollars in thousands):

	Capital	Operating	Total
2018	$9,624	$100,952	$110,576
2019	9,103	81,637	90,740
2020	15,593	67,973	83,566
2021	7,320	55,408	62,728
2022	12,381	44,893	57,274
Thereafter	20,967	263,653	284,620
Total minimum payments	$74,988	$614,516	$689,504

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. INTANGIBLE ASSETS AND GOODWILL:
Intangible Assets
Intangible assets as of December 31, 2017 and 2016 were as follows (dollars in thousands):

	2017			Weighted Average Amortization Period (in Years)
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangible assets:
Amortizable intangible assets:
Operational network rights	$495,088	$(13,260)	$481,828	92
Track access agreements	467,098	(91,059)	376,039	41
Customer contracts and relationships	796,354	(100,621)	695,733	24
Trade names/trademarks	13,296	(919)	12,377	40
Favorable operating leases	2,441	(1,500)	941	5
Total amortizable intangible assets	$1,774,277	$(207,359)	$1,566,918	46
Non-amortizable intangible assets:
Operating license			120
Total intangible assets, net			$1,567,038

	2016			Weighted Average Amortization Period (in Years)
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangible assets:
Amortizable intangible assets:
Operational network rights	$399,751	$(7,050)	$392,701	100
Track access agreements	416,878	(72,442)	344,436	43
Customer contracts and relationships	750,057	(63,520)	686,537	24
Trade names/trademarks	11,888	(524)	11,364	40
Favorable operating leases	2,210	(869)	1,341	5
Total amortizable intangible assets	$1,580,784	$(144,405)	$1,436,379	48
Non-amortizable intangible assets:
Perpetual track access agreements			35,891
Operating license			106
Total intangible assets, net			$1,472,376

The Company expenses costs incurred to renew or extend the term of its track access agreements.
During the year ended December 31, 2017, the Company assigned a fair value of $54.2 million to operational network rights in the purchase price allocation of Pentalver. See Note 3, Changes in Operations, for additional information on the Pentalver acquisition. As a result of ongoing changes to the business of one of the Company's railroads, effective January 1, 2017, the Company assigned an estimated useful life of 20 years and began amortizing the intangible asset associated with perpetual track access agreements on this railroad, which was previously considered an indefinite-lived asset. This immaterial change effectively aligns the amortization period for this intangible asset with the approximate weighted-average life of the complementary property and equipment assets of the respective railroad.
During the year ended December 31, 2016, the Company assigned a fair value of $470.6 million to customer contracts and relationships in the purchase price allocation of GRail. See Note 3, Changes in Operations, for additional information on the GRail acquisition. During the year ended December 31, 2016, the Company also recorded an impairment charge of $4.1 million related to a customer relationship intangible asset at ERS. See Note 3, Changes in Operations, for additional information regarding ERS.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2017, 2016 and 2015, the aggregate amortization expense associated with intangible assets was $57.6 million, $32.9 million and $29.4 million, respectively. The Company estimates the future aggregate amortization expense related to its intangible assets as of December 31, 2017 will be as follows for the periods presented (dollars in thousands):

Amount
2018	$57,963
2019	53,132
2020	52,913
2021	52,823
2022	52,823
Thereafter	1,297,264
Total	$1,566,918
Goodwill
The changes in the carrying amount of goodwill for the years ended December 31, 2017 and 2016 were as follows (dollars in thousands):

	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Balance as of January 1, 2017:
Goodwill, gross	$632,937	$339,865	$167,276	$1,140,078
Accumulated impairment losses	—	—	(14,482)	(14,482)
Goodwill	$632,937	$339,865	$152,794	$1,125,596
Changes during the period:
Goodwill acquired	4,083	—	11,096	15,179
Acquisition accounting adjustments	(650)	—	(21,765)	(22,415)
Currency translation adjustment	1,640	27,503	18,084	47,227
Balance as of December 31, 2017:
Goodwill, gross	$638,010	$367,368	$174,691	$1,180,069
Accumulated impairment losses	—	—	(14,482)	(14,482)
Goodwill	$638,010	$367,368	$160,209	$1,165,587

	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Balance as of January 1, 2016:	$605,234	$39,312	$182,029	$826,575
Changes during the period:
Goodwill acquired	26,969	308,267	—	335,236
Acquisition accounting adjustments	176	168	9,736	10,080
Goodwill impairment	—	—	(14,482)	(14,482)
Currency translation adjustment	558	(7,882)	(24,489)	(31,813)
Balance as of December 31, 2016:
Goodwill, gross	$632,937	$339,865	$167,276	$1,140,078
Accumulated impairment losses	—	—	(14,482)	(14,482)
Goodwill	$632,937	$339,865	$152,794	$1,125,596

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The acquired goodwill for the year ended December 31, 2017 was related to the acquisitions of Pentalver in our U.K./European Operations segment and HOG in our North American Operations segment. The acquisition accounting adjustments for the year ended December 31, 2017 related to the correction of the following two errors in accounting for the acquisition of Freightliner, both of which only impacted the consolidated balance sheet. (1) The tax basis in assets acquired at the date of acquisition was £43.8 million greater than the amount the Company used to determine deferred taxes, which resulted in a decrease of $10.4 million in goodwill and a decrease of $10.4 million in deferred tax liabilities. (2) An additional asset for maintenance deposits associated with acquired locomotive operating leases existed at the acquisition date but was not previously recognized, which resulted in an increase to other assets of $13.6 million, a decrease in goodwill of $11.3 million and an increase in deferred tax liabilities of $2.3 million. The Company does not consider these adjustments material to its consolidated financial statements taken as a whole and as such, prior periods were not restated or retroactively adjusted.
The acquired goodwill for the year ended December 31, 2016 was related to the acquisitions of Providence and Worcester Railroad in our North American Operations and GRail in our Australian Operations. See Note 3, Changes in Operations, for additional information regarding the Providence and Worcester Railroad, GRail, Pentalver and HOG acquisitions. The goodwill impairment recorded in 2016 resulted from the write-off of goodwill ascribed to the Company's ERS business within its U.K./European Operations segment. See Note 3, Changes in Operations, for additional information regarding ERS.
8. LONG-TERM DEBT:
Long-term debt consisted of the following as of December 31, 2017 and 2016 (dollars in thousands):

	2017	2016
Credit Agreement with variable interest rates (weighted average of 2.82% and 2.71% before impact of interest rate swaps at December 31, 2017 and 2016, respectively) due 2020	$1,567,882	$1,630,406
Australian Credit Agreement with variable interest rates (weighted average of 4.28% and 4.64% before impact of interest rate swaps at December 31, 2017 and 2016, respectively) due 2021	525,101	498,801
Partner Loan Agreement (6.50% and 6.51% interest rate at December 31, 2017 and 2016, respectively) due 2026	186,085	172,154
Other debt and capital leases	77,402	91,278
Less: Unamortized debt issuance costs long-term	(25,175)	(33,186)
Long-term debt	2,331,295	2,359,453
Less: current portion, net of unamortized debt issuance costs	27,853	52,538
Long-term debt, less current portion	$2,303,442	$2,306,915
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
During the year ended December 31, 2017, the Company made scheduled quarterly principal payments under its credit agreement of $5.2 million on its United States term loan and £5.1 million (or $6.7 million at the exchange rate on the dates the payments were made) on its U.K. term loan. During the year ended December 31, 2017, the Company also made prepayments on its United States term loan of $209.8 million. Since the Company applied all of its prepayments on the term loan to its quarterly installments, the Company's remaining principal balance of $1.2 billion will be due at maturity on March 31, 2020.
The British pound-denominated term loans began to amortize in quarterly installments during the three months ended September 30, 2016, with the remaining principal balance payable upon maturity, as set forth below (amounts in thousands):

	Quarterly Payment Date	Principal Amount Due on Each Payment Date
British pound:	March 31, 2018 through June 30, 2018	£1,271
	September 30, 2018 through December 31, 2019	£2,542
	Maturity date - March 31, 2020	£75,532
As of December 31, 2017, the Company had the following outstanding term loans under its Credit Agreement (amounts in thousands, except percentages):

	Local Currency	United States Dollar Equivalent	Interest Rate
United States dollar	$1,213,000	$1,213,000	3.07%
British pound	£93,326	$126,242	1.99%

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's availability to draw from the unused borrowing capacity is subject to covenant limitations as discussed below. As of December 31, 2017, the Company had the following unused borrowing capacity under its revolving credit facility (amounts in thousands):

2017
Total available borrowing capacity	$625,000
Outstanding revolving loans	$228,640
Outstanding letter of credit guarantees	$3,240
Unused borrowing capacity	$393,120
As of December 31, 2017, the Company had the following outstanding revolving loans under its revolving credit facility (amounts in thousands, except percentages):

	Local Currency		United States Dollar Equivalent	Interest Rate
British pound		£144,000	$194,789	1.99%
Canadian dollar	C$	4,000	$3,195	2.91%
Euro		€25,500	$30,656	1.50%
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
On September 30, 2015, the Company entered into Amendment No. 1 (Amendment No. 1) to the Credit Agreement. Amendment No. 1 added a senior secured leverage ratio covenant that requires the Company to comply with maximum ratios of senior secured indebtedness, subject, if applicable, to netting of certain cash and cash equivalents of the Company to earnings before interest, income taxes, depreciation and amortization (EBITDA), as defined in Amendment No. 1. In addition, Amendment No. 1 states that if a material acquisition occurs, the senior secured leverage ratio shall be tested at a level 0.50 higher than the applicable level for the quarter following the date of the material acquisition for the next four fiscal quarters, not to exceed 4.50 to 1.00. As a result of the Australian Reorganization, the periods December 31, 2016 through September 30, 2017 have been adjusted to reflect this provision. The maximum senior secured leverage ratio for the applicable periods is set forth in the following table:

Quarterly Periods Ending	Maximum Senior Secured Leverage Ratio
December 31, 2016 through September 30, 2017	4.50 to 1.00
December 31, 2017 through March 31, 2018	3.75 to 1.00
June 30, 2018 through March 31, 2020	3.50 to 1.00

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Amendment No. 1 also permits the Company, subject to certain limitations, to repurchase shares of the Company's Class A Common Stock with a value of up to $300.0 million during the period commencing on the date of Amendment No. 1 and ending on the maturity date under the Credit Agreement. The repurchases are subject to limitations requiring the Company’s total leverage ratio to not exceed 4.00 to 1.00 and the Company to maintain at least $150.0 million of cash and available revolving credit capacity (liquidity), in each case, on a pro forma basis. If the Company’s total leverage ratio after giving effect to such repurchases on a pro forma basis were less than 3.00 to 1.00, then the applicable share repurchase limit and liquidity restrictions do not apply, but other restrictions and limitations may apply. Following the approval of Amendment No. 1 by the Board on September 29, 2015, the Board authorized the repurchase of up to $300.0 million of the Company's Class A Common Stock and appointed a special committee of the Board to review and approve repurchases proposed by management. The Company repurchased no shares of Class A Common Stock under this authorization during the years ended December 31, 2017 and 2016.
As of December 31, 2017, the Company was in compliance with the covenants under the Credit Agreement, as amended by Amendment No. 1 and Amendment No. 2 (the Amendments), including the maximum senior secured leverage ratio covenant noted above.
Australian Credit Agreement
For the benefit of the Company's Australian business, GWI Acquisitions Pty Ltd (GWIA) entered into a syndicated facility agreement on November 28, 2016 (the Australian Credit Agreement) for A$690.0 million (or $511.4 million at the exchange rate on November 28, 2016) in senior secured term loan facilities and A$50.0 million (or $37.1 million at the exchange rate on November 28, 2016) in the form of a revolving credit facility. The term loan facilities are comprised of Tranche A1 amortizing term loan for A$130.0 million (or $96.3 million at the exchange rate on November 28, 2016) and Tranche A2 for A$560.0 million (or $415.0 million at the exchange rate on November 28, 2016), both repayable on the maturity date. The maturity date of the Australian Credit Agreement is December 1, 2021.
 During the year ended December 31, 2017, the Company made scheduled quarterly principal payments of A$18.0 million (or $13.9 million at the exchange rates on the dates the payment were made).
The loan began to amortize in quarterly installments commencing during the three months ended March 31, 2017, with the remaining principal balance payable upon maturity, as set forth below (amounts in thousands):

Quarterly Periods Ending	Principal Amount Due on Each Payment Date
March 31, 2018 through December 31, 2019	A$	5,437
March 31, 2020 through December 31, 2021	A$	8,563
Maturity date - December 1, 2021	A$	560,000
The interest rate per annum applicable to the loans under the Australian Credit Agreement for a relevant interest period will be the sum of the applicable margin and the BBSY. BBSY is the Bank Bill Swap Bid Rate, which the Company believes is generally considered the Australian equivalent to LIBOR. The applicable margin ranges from 2.35% per annum to 3.65% per annum for Tranche A1 and the revolving credit facility and 2.45% per annum to 3.75% per annum for Tranche A2, depending upon the total leverage ratio of GWIA and the obligors under the agreement (GWA Group).

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Australian Credit Agreement requires the GWA Group to comply with certain financial covenants including a debt service coverage ratio and leverage ratio. The financial covenants are calculated for a period of 12 months ending on the calculation date. The debt service coverage ratio shall be equal to or greater than 1.20 to 1.00. The maximum leverage ratio of net senior debt to EBITDA, as defined in the agreement, is set forth in the following table:

Calculation date falling in the following period	Leverage Ratio
December 31, 2018	4.75 to 1.00
January 1, 2019 through December 31, 2020	4.50 to 1.00
January 1, 2021 through December 31, 2021	4.25 to 1.00
In addition to paying interest on outstanding principal under the Australian Credit Agreement, GWIA will be required to pay a commitment fee with respect to the unutilized portion of the commitments under the revolving credit facility. The commitment fee rate is 45% of the applicable margin from time to time under the facility to which the unutilized portion of the commitments relate. GWIA will also pay customary letter of credit and agency fees.
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
GWIA's availability to draw from the unused borrowing capacity is subject to covenant limitations as discussed below. As of December 31, 2017, GWIA had the following unused borrowing capacity under its revolving credit facility (amounts in thousands):

	2017
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
The Australian Credit Agreement contains customary events of default which apply to GWIA and certain obligors, including nonpayment of principal, interest, fees or other amounts; violation of certain covenants (including the financial covenants); material inaccuracy of a representation or warranty when made; cross-default to other indebtedness; the occurrence of certain bankruptcy or insolvency events; material unsatisfied judgments; actual or asserted invalidity or the repudiation of any finance document in connection with the credit facilities; appropriation by a government agency of material business property of an Australia Guarantor; and the occurrence of certain events which would have a material adverse effect. Certain events of default are subject to customary remedy periods and the violation of certain financial covenants referred to above is subject to cure rights.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In addition to paying interest on the outstanding borrowings under the Partner Loan Agreement, the Australia Partnership is required to pay a commitment fee equal to 2.75% of the original loan amount. The commitment fee is payable annually in ten installments commencing on the first interest payment date.
Non-Interest Bearing Loan
In 2010, as part of the acquisition of FreightLink Pty Ltd, Asia Pacific Transport Pty Ltd and related corporate entities (FreightLink Acquisition), the Company assumed debt with a carrying value of A$1.8 million (or $1.7 million at the exchange rate on December 1, 2010), which represented the fair value of an A$50.0 million (or $48.2 million at the exchange rate on December 1, 2010) non-interest bearing loan due in 2054. As of December 31, 2017, the carrying value of the loan was A$3.1 million (or $2.4 million at the exchange rate on December 31, 2017) with a non-cash imputed interest rate of 8.0%.
Schedule of Future Payments Including Capital Leases
The following is a summary of the maturities of the Company's long-term debt, including capital leases, as of December 31, 2017 (dollars in thousands):

Amount
2018	$36,866
2019	39,849
2020	1,586,249
2021	471,666
2022	12,380
Thereafter(a)	246,112
Total	$2,393,122
(a) Includes the A$50.0 million (or $39.1 million at the exchange rate on December 31, 2017) non-interest bearing loan due in 2054 assumed in the FreightLink Acquisition with a carrying value of A$3.1 million (or $2.4 million at the exchange rate on December 31, 2017).
Debt Issuance Costs
Debt issuance costs as of December 31, 2017 and 2016 were as follows (dollars in thousands):

	2017	2016
Debt issuance costs, gross	$43,950	$42,495
Accumulated amortization	(18,775)	(9,309)
Debt issuance costs, net	$25,175	$33,186
Weighted average amortization period (in years)	2.5	3

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2017, 2016 and 2015, the Company amortized $9.3 million, $7.7 million and $7.6 million, respectively, of unamortized debt issuance costs as an adjustment to interest expense. Unamortized debt issuance costs are amortized as an adjustment to interest expense over the terms of the related debt using the effective-interest method for the term debt and the straight-line method for the revolving credit facility portion of debt. The 2016 amortization amount included $1.3 million associated with the write-off of unamortized debt issuance costs as a result of the Amendment Agreement, and deferred $3.0 million of costs. In connection with the Australian Credit Agreement, the Company deferred A$19.8 million (or $14.7 million at the exchange on December 1, 2016) of costs. The 2015 amortization amount included $2.0 million associated with the write-off of unamortized debt issuance costs as a result of the March 2015 refinancing of the Company's credit agreement and deferred $5.8 million of costs.
As of December 31, 2017, the Company estimated the future interest expense related to amortization of its unamortized debt issuance costs will be as follows for the periods presented (dollars in thousands):

Amount
2018	$9,042
2019	8,959
2020	4,385
2021	2,789
2022	—
Total	$25,175
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

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

From time to time, the Company may enter into certain derivative instruments that may not be designated as hedges for accounting purposes. For example, to mitigate currency exposures related to intercompany debt, the Company may enter into cross-currency swap contracts for periods consistent with the underlying debt. The Company believes such instruments are closely correlated with the underlying exposure, thus reducing the associated risk. The gains or losses from the changes in the fair value of derivative instruments not accounted for using hedge accounting are recognized in current period earnings within other income, net.
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
On November 9, 2012, the Company entered into multiple 10-year forward starting interest rate swap agreements to manage the exposure to changes in interest rates on the Company's variable rate debt. On September 30, 2016, the Company amended its forward starting swaps which included moving the mandatory settlement date from September 30, 2016 to September 30, 2020, with a final termination date of September 30, 2026, changing from 3-month LIBOR to 1-month LIBOR and adjusting the fixed rate. The amended forward starting swaps continue to qualify for hedge accounting. In addition, it remains probable that the Company will either issue $300.0 million of fixed-rate debt or have $300.0 million of variable-rate debt under the Company's commercial banking lines throughout the term of the outstanding swap agreements. The Company expects to amortize any gains or losses on the settlements over the life of the respective swap.
The following table summarizes the Company's interest rate swap agreements that expired during the years ended December 31, 2016 and 2015 (dollars in thousands):

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

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the Company's interest rate swap agreements were estimated based on Level 2 inputs. The Company's effectiveness testing during the years ended December 31, 2017, 2016 and 2015 resulted in no amount of gain or loss reclassified from accumulated other comprehensive income/(loss) into earnings due to ineffectiveness. During the years ended December 31, 2017, 2016 and 2015, existing net losses associated with the Company's interest rate swaps of $2.1 million, $2.1 million and $2.9 million, respectively, were realized and recorded as interest expense in the consolidated statements of operations. Based on the fair value of these interest rate swaps as of December 31, 2017, the Company expects to reclassify $2.0 million of net losses reported in accumulated other comprehensive income/(loss) into earnings within the next 12 months. See Note 16, Accumulated Other Comprehensive Income/(Loss), for additional information regarding the Company's cash flow hedges.
Foreign Currency Exchange Rate Risk
As of December 31, 2017, the Company's foreign subsidiaries had United States dollar equivalent of $1.1 billion of third-party debt denominated in the local currencies in which the Company's foreign subsidiaries operate, including the Australian dollar, the British pound, the Canadian dollar and the Euro. The debt service obligations associated with this foreign currency debt are generally funded directly from those foreign operations. As a result, foreign currency risk related to this portion of the Company's debt service payments is limited. However, in the event the foreign currency debt service is not paid by the Company's foreign subsidiaries and is paid by United States subsidiaries, the Company may face exchange rate risk if the Australian dollar, the British pound, the Canadian dollar or the Euro were to appreciate relative to the United States dollar and require higher United States dollar equivalent cash.
The Company is also exposed to foreign currency exchange rate risk related to its foreign subsidiaries, including non-functional currency intercompany debt, typically associated with intercompany debt from the Company's United States subsidiaries to its foreign subsidiaries, associated with acquisitions and any timing difference between announcement and closing of an acquisition of a foreign business. To mitigate currency exposures of non-United States dollar-denominated acquisitions, the Company may enter into foreign currency forward purchase contracts. To mitigate currency exposures related to non-functional currency denominated intercompany debt, the Company may enter into cross-currency swaps or foreign currency forward contracts for periods consistent with the underlying debt. In determining the fair value of the derivative contract, the significant inputs to valuation models are quoted market prices of similar instruments in active markets. However, cross-currency swap contracts and foreign currency forward contracts used to mitigate exposures on foreign currency intercompany debt may not qualify for hedge accounting. In cases where the cross-currency swap contracts and foreign currency forward contracts do not qualify for hedge accounting, the Company believes that such instruments are closely correlated with the underlying exposure, thus reducing the associated risk. The gains or losses from changes in the fair value of derivative instruments that do not qualify for hedge accounting are recognized in current period earnings within other income, net.
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
On March 25, 2015, the Company closed on the Freightliner transaction and paid cash consideration for the acquisition of £492.1 million (or $733.0 million at the exchange rate on March 25, 2015). The Company financed the acquisition through a combination of available cash and borrowings under the Company's Credit Agreement. A portion of the funds was transferred from the United States to the U.K. through an intercompany loan with a notional amount of £120.0 million (or $181.0 million at the exchange rate on the effective date of the loan) and accumulated accrued interest as of December 31, 2017 of £21.7 million (or $29.3 million at the exchange rate on December 31, 2017), each of which are expected to remain until maturity of the loan. To mitigate the foreign currency exchange rate risk related to this non-functional currency intercompany loan and the related interest, the Company entered into British pound forward contracts, which are accounted for as cash flow hedges.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the Company's British pound forward contracts were estimated based on Level 2 inputs. The Company's effectiveness testing during the years ended December 31, 2017, 2016 and 2015 resulted in no amount of gain or loss reclassified from accumulated other comprehensive income/(loss) into earnings due to ineffectiveness. During the years ended December 31, 2017 and 2016, $0.6 million and $0.8 million, respectively, of net gains were recorded as interest income in the consolidated statements of operations. Based on the Company's fair value assumptions as of December 31, 2017, it expects to realize $0.6 million of existing net gains that are reported in accumulated other comprehensive income/(loss) into earnings within the next 12 months. See Note 16, Accumulated Other Comprehensive Income/(Loss), for additional information regarding the Company's cash flow hedges.
The following table summarizes the Company's outstanding British pound forward contracts (British pounds in thousands):

Effective Date	Settlement Date	Notional Amount	Exchange Rate
3/25/2015	3/31/2020	£60,000	1.51
3/25/2015	3/31/2020	£60,000	1.50
6/30/2015	3/31/2020	£2,035	1.57
9/30/2015	3/31/2020	£1,846	1.51
12/31/2015	3/31/2020	£1,873	1.48
3/31/2016	3/31/2020	£1,881	1.45
6/30/2016	3/31/2020	£1,909	1.35
9/30/2016	3/31/2020	£1,959	1.33
12/30/2016	3/31/2020	£1,989	1.28
3/31/2017	3/31/2020	£1,975	1.30
6/30/2017	3/31/2020	£2,026	1.34
10/2/2017	3/31/2020	£2,079	1.36
12/29/2017	3/31/2020	£2,111	1.39
On December 1, 2016, GWAHLP and the Company's subsidiary, GWI Holding B.V. (GWBV), entered into an A$248.9 million non-recourse subordinated Partner Loan Agreement (GRail Intercompany Loan), which is eliminated in consolidation. GWBV used the proceeds from this loan to fund a portion of the acquisition of GRail. See Note 8, Long-Term Debt, for additional information regarding the Partner Loan Agreement. To mitigate the foreign currency exchange rate risk related to the non-functional currency intercompany loan, the Company entered into two Euro/Australian dollar floating-to-floating cross-currency swap agreements (the Swaps) on December 22, 2016, which effectively convert the A$248.9 million intercompany loan receivable in the Netherlands into a €171.7 million loan receivable. These agreements did not qualify as hedges for accounting purposes. The first swap requires the Company to pay Australian dollar BBR plus 4.50% based on a notional amount of A$123.9 million and allows the Company to receive EURIBOR plus 2.68% based on a notional amount of €85.5 million on a semi-annual basis. EURIBOR is the Euro Interbank Offered Rate, which the Company believes is generally considered the Euro equivalent to LIBOR. The second swap requires the Company to pay Australian dollar BBR plus 4.50% based on a notional amount of A$125.0 million and allows the Company to receive EURIBOR plus 2.90% based on a notional amount of €86.3 million on a semi-annual basis. The Swaps require semi-annual net settlement payments beginning on December 31, 2017. The Company realized a net expense of $3.5 million within interest expense for the year ended December 31, 2017. As a result of the mark-to-market impact of the intercompany loan compared to the mark-to-market of the Swaps, the Company realized a net expense of $2.5 million and $3.3 million within other income, net for the years ended December 31, 2017 and 2016, respectively. Over the life of the Swaps, the Company expects the cumulative impact of net gains and losses from the mark-to-market of the intercompany loan and Swaps to be approximately zero. These agreements expire on June 30, 2019.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair value of the Company's derivative instruments recorded in the consolidated balance sheets as of December 31, 2017 and 2016 (dollars in thousands):

		Fair Value
	Balance Sheet Location	2017	2016
Asset Derivatives:
Derivatives designated as hedges:
British pound forward contracts	Other assets, net	$13,657	$26,359
Total derivatives designated as hedges		$13,657	$26,359
Derivatives not designated as hedges:
Cross-currency swap contract	Prepaid expenses and other	$5,775	$174
Cross-currency swap contract	Other assets, net	2,887	506
Total derivatives not designated as hedges		$8,662	$680
Liability Derivatives:
Derivatives designated as hedges:
Interest rate swap agreements	Accrued expenses	$1,972	$1,747
Interest rate swap agreements	Other long-term liabilities	12,410	13,411
British pound forward contracts	Other long-term liabilities	829	17
Total derivatives designated as hedges		$15,211	$15,175

The following table shows the effect of the Company's derivative instruments designated as cash flow hedges for the years ended December 31, 2017, 2016 and 2015 in other comprehensive income/(loss) (OCI) (dollars in thousands):

	Total Cash Flow Hedge OCI Activity, Net of Tax
	2017	2016	2015
Derivatives Designated as Cash Flow Hedges:
Effective portion of changes in fair value recognized in OCI:
Interest rate swap agreement	$372	$(1,676)	$(4,749)
British pound forward contracts, net(a)	1,498	(3,990)	912
	$1,870	$(5,666)	$(3,837)
(a) The year ended December 31, 2017 represents a net gain of $9.8 million for the mark-to-market of the U.K. intercompany loan, partially offset by a net loss of $8.3 million for the mark-to-market of the British pound forward contracts. The year ended December 31, 2016 represents a net loss of $18.7 million for the mark-to-market of the U.K. intercompany loan, partially offset by a net gain of $14.7 million for the mark-to-market of the British pound forward contracts. The year ended December 31, 2015 represents a net gain of $0.9 million for the mark-to-market of the British pound forward contracts.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the effect of the Company's derivative instruments not designated as hedges for the years ended December 31, 2017, 2016 and 2015 in the consolidated statements of operations (dollars in thousands):

	Location of Amount Recognized in Earnings	Amount Recognized in Earnings
		2017	2016	2015
Derivative Instruments Not Designated as Hedges:
Cross-currency swap agreements	Interest (expense)/income	$(3,505)	$—	$—
Cross-currency swap agreements, net(a)	Other (expense)/income, net	(2,451)	(3,267)	—
British pound forward purchase contracts	Loss on settlement of foreign currency forward purchase contracts	—	—	(18,686)
		$(5,956)	$(3,267)	$(18,686)
(a) The year ended December 31, 2017 represents a net gain of $8.4 million for the mark-to-market of the Swaps, partially offset by a net loss of $10.8 million for the mark-to-market of the GRail Intercompany Loan. The year ended December 31, 2016 represents a net gain of $0.7 million for the mark-to-market of the Swaps, partially offset by a net loss of $3.9 million for the mark-to-market of the GRail Intercompany Loan.
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
The Company's recurring fair value measurements using significant unobservable inputs (Level 3) relate solely to the Company's deferred consideration from the HOG acquisition in 2017 and the Freightliner acquisition in 2015. The fair value of the deferred consideration liability were estimated by discounting, to present value, contingent payments expected to be made.
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

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company's financial instruments that are carried at fair value using Level 2 inputs at December 31, 2017 and 2016 (dollars in thousands):

	2017	2016
Financial instruments carried at fair value using Level 2 inputs:
Financial assets carried at fair value:
British pound forward contracts	$13,657	$26,359
Cross-currency swap contracts	8,662	680
Total financial assets carried at fair value	$22,319	$27,039
Financial liabilities carried at fair value:
Interest rate swap agreements	$14,382	$15,158
British pound forward purchase contracts	829	17
Total financial liabilities carried at fair value	$15,211	$15,175
The following table presents the Company's financial instrument carried at fair value using Level 3 inputs as of December 31, 2017 and 2016 (amounts in thousands):

	2017	2016
Financial instrument carried at fair value using Level 3 inputs:
Financial liabilities carried at fair value:
Accrued deferred consideration - Freightliner	$—	$31,933
Accrued deferred consideration - HOG	$5,974	$—
At the date of acquisition of Freightliner in 2015, the contingent liability represented the aggregate fair value of the shares transferred to the Company by the Management Shareholders in exchange for the right to receive cash consideration for the representative economic interest of approximately 6% in Freightliner in the future (deferred consideration). This contingent liability has been adjusted each period to represent the fair value of the deferred consideration as of the balance sheet date. The Company bought out this deferred consideration in November 2017. See Note 3, Changes in Operations, for additional information regarding this contingent consideration.
At the date of acquisition of HOG in 2017, the contingent liability represented the fair value of the deferred consideration payable to the sellers upon satisfaction of certain conditions, which the Company expects to be paid in 2021. This contingent liability is adjusted each period to represent the fair value of the deferred consideration as of the balance sheet date. To do so, the Company recalculates the HOG's deferred consideration based on the contractual formula as defined in the stock purchase agreement. This calculation effectively represents the present value of the expected payment to be made upon settlement of the deferred consideration. Accordingly, such recalculation will reflect both the impact of the time value of money and the impact of changes in the expected future performance of the acquired business, as applicable. The Company expects to recognize future changes in the contingent liability for the estimated fair value of the deferred consideration through other expenses within the Company's consolidated statement of operations. These future changes in the estimated fair value of the deferred consideration are not expected to be deductible for tax purposes. See Note 3, Changes in Operations, for additional information regarding HOG.
The following table presents the amounts recognized, through other expenses, within the Company's consolidated statements of operations during the years ended December 31, 2017, 2016 and 2015 as a result of the change in the estimated fair value of the deferred consideration (dollars in thousands):

	2017	2016	2015
Freightliner	$2,405	$2,278	$—
HOG	$298	$—	$—

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the carrying value and fair value using Level 2 inputs of the Company's financial instruments carried at historical cost at December 31, 2017 and 2016 (dollars in thousands):

	2017		2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities carried at historical cost:
United States term loan	$1,204,714	$1,208,657	$1,415,873	$1,422,512
U.K. term loan	124,747	126,480	121,149	121,594
Australian Credit Agreement	513,192	528,105	484,703	501,909
Partner Loan Agreement	186,085	184,750	172,154	171,435
Revolving credit facility	225,155	229,483	74,297	81,192
Other debt	2,419	2,426	4,882	4,889
Total	$2,256,312	$2,279,901	$2,273,058	$2,303,531
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
The following table summarizes the funding obligations and assets of the Pension Program as of December 31, 2017 and 2016 (dollars in thousands):

	2017	2016
Projected benefit obligation (100%)	$698,809	$607,003
Fair value of plan assets (100%)	531,671	450,281
Funded status (100%)	(167,138)	(156,722)
Employees' share of deficit (40%)	(66,855)	(62,689)
Net pension liability recognized in the balance sheet (60%)	$(100,283)	$(94,033)

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in the Company's portion of the benefit obligation and fair value of plan assets of the Pension Program for the years ended December 31, 2017 and 2016 and the funded status as of December 31, 2017 and 2016 (dollars in thousands):

	2017	2016
Change in benefit obligations:
Benefit obligation at beginning of period	$364,202	$348,033
Service cost	15,401	12,980
Interest cost	10,194	12,074
Benefits paid	(13,580)	(8,853)
Actuarial loss	6,697	59,008
Exchange rate changes	36,372	(59,040)
Benefit obligation at end of year	$419,286	$364,202
Change in plan assets:
Fair value of plan assets at beginning of period	$270,169	$277,308
Actual return on plan assets	27,847	38,360
Benefits paid	(13,580)	(8,853)
Employer contributions	8,531	8,607
Exchange rate changes	26,036	(45,253)
Fair value of plan assets at end of year	$319,003	$270,169
Funded status of the Pension Plan	$(100,283)	$(94,033)
The Pension Program's actuarial loss for the year ended December 31, 2017 was primarily due to a decrease in the discount rate as reflected in the table of actuarial assumptions below, partially offset by updated participant census data. The Pension Program's actuarial loss for the year ended December 31, 2016 was primarily due to a decrease in the discount rate as reflected in the table of actuarial assumptions below.
The following table presents the amounts recognized for the Pension Program in the consolidated balance sheets as of December 31, 2017 and 2016 and in other comprehensive income/(loss) for the years ended December 31, 2017 and 2016 (dollars in thousands):

	2017	2016
Amounts recognized in the consolidated balance sheet:
Accrued expenses	$13,879	$9,047
Other long-term liabilities	86,404	84,986
Total amount recognized in the consolidated balance sheet	$100,283	$94,033
Amount recognized in other comprehensive income/(loss):
Net actuarial loss	$(24,409)	$(25,234)
The following table summarizes the components of the Pension Program related to the net benefit costs recognized in labor and benefits in the Company's consolidated statement of operations for the years ended December 31, 2017, 2016 and 2015 (dollars in thousands):

	2017	2016	2015
Service cost	$15,401	$12,980	$11,345
Interest cost	10,194	12,074	8,812
Expected return on plan assets	(17,046)	(15,434)	(12,509)
Net periodic benefit cost	$8,549	$9,620	$7,648

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the actuarial assumptions used to compute the funded status of the Pension Program as of December 31, 2017, 2016 and 2015:

	2017	2016	2015
Discount rate	2.4%	2.7%	3.8%
Price inflation (RPI measure)	3.3%	3.3%	3.1%
Pension increases (CPI measure)	2.2%	2.2%	2.0%
Salary increases	3.3%	3.3%	3.7%
The following table presents the actuarial assumptions used for the calculation of net periodic expense associated with the Pension Program for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Discount rate	2.7%	3.8%	3.2%
Price inflation (RPI measure)	3.3%	3.1%	3.0%
Pension increases (CPI measure)	2.2%	2.0%	1.7%
Salary increases	3.3%	3.7%	3.4%
Expected return on plan assets	6.0%	6.1%	6.1%
The discount rates used by the actuaries are established by considering the yields on high quality corporate bonds having a similar duration as the expected liabilities under the Pension Program. The following table presents the sensitivity to a change in the Company's U.K. pension liability resulting from a one percentage point change in the discount rate and retail price index (RPI) as of December 31, 2017 (dollars in thousands):

Change in Pension Liability
Discount Rate +1% per annum	$(76,022)
Discount Rate -1% per annum	$100,641
RPI inflation +1% per annum	$99,559
RPI inflation -1% per annum	$(76,833)
The assets of the Pension Program are held in a separate trustee administered fund operated by Railways Pension Trustee Company Limited. The trustee is responsible for ensuring that investment strategies are in compliance with the Pension Program. The assets are invested through a number of pooled investment funds, each with a different risk and return profile. Only railways pension programs may invest in these pooled funds. Each railways pension program holds units in some or all of the pooled funds. The use of these pools enables each railways pension program to hold a broader range of investments more efficiently than may have been possible through direct ownership. The Pension Program's asset allocation policy states the assets should be allocated as follows:

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

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the Pension Program's allocation of assets among the pooled investment funds and the expected return on assets for each pooled fund, net of expenses, as well as the weighted average expected return on assets used in the actuarial calculations as of December 31, 2017, 2016 and 2015:

	2017
	Weighted Average Expected Yields	Weighted Average Asset Allocation	Weighted Average Expected Return on Plan Assets
Growth, private equity and infrastructure pooled funds	7.1%	81%	5.7%
Defensive and government bond pooled fund plus cash	1.4%	19%	0.3%
Expected return on plan assets			6.0%

	2016
	Weighted Average Expected Yields	Weighted Average Asset Allocation	Weighted Average Expected Return on Plan Assets
Growth, private equity and infrastructure pooled funds	7.1%	82%	5.8%
Defensive and government bond pooled fund plus cash	1.5%	18%	0.3%
Expected return on plan assets			6.1%

	2015
	Weighted Average Expected Yields	Weighted Average Asset Allocation	Weighted Average Expected Return on Plan Assets
Growth, private equity and infrastructure pooled funds	6.9%	81%	5.6%
Defensive and government bond pooled fund plus cash	2.8%	19%	0.5%
Expected return on plan assets			6.1%

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of all of the Pension Program's assets are measured using the net asset value per share method. The following table presents the fair value of the Pension Program's assets as of December 31, 2017 and 2016 (dollars in thousands):

	2017	2016
Growth pooled fund(a)	$221,762	$182,630
Private equity pooled fund(b)	30,494	29,463
Government bond pooled fund(c)	47,679	47,030
Infrastructure pooled fund(d)	6,455	8,536
Long-term income pooled fund(e)	8,485	2,510
Short duration index linked pooled fund(f)	4,128	—
Fair value of plan assets	$319,003	$270,169
(a) The growth pooled fund is comprised of global equities, government bonds, property, emerging market bonds and hedge funds.
(b) The private equity pooled fund is comprised of a series of sub funds, each representing a different vintage of private equity investment.
(c) The government bond pooled fund is U.K. only government bond fund with an average portfolio duration of approximately five years.
(d) The infrastructure pooled fund is comprised of investments in facilities, structures and services required to facilitate the orderly operation of the economy.
(e) The long-term income pooled fund is comprised of investments offering inflation linkage, distributable income and are British pound denominated.
(f) The short duration index linked pooled fund is comprised of investments in government bonds with average portfolio duration of approximately five years.
The Company expects to contribute £8.1 million (or $10.9 million at the exchange rate on December 31, 2017) to the Pension Program for the year ending December 31, 2018. The Pension Program's assets may undergo significant changes over time as a result of market conditions. In the event that the Pension Program's projected assets and liabilities reveal additional funding requirements, the shared cost arrangement generally means that the Company will be required to pay 60% of any additional contributions, with active members contributing the remaining 40%, in each case over an agreed recovery period. If the Pension Program was to be terminated and wound up, any deficit would fall entirely on the Company and would not be shared with active members. Currently, the Company has no intention of terminating the Pension Program.
The following benefit payments are expected to be paid between 2018 and 2026 (dollars in thousands):

Amount
2018	$13,879
2019	$14,184
2020	$14,496
2021	$14,815
2022	$15,141
2023 - 2026	$79,938
12. OTHER EMPLOYEE BENEFIT PROGRAMS:
Employee Bonus Programs
The Company has performance-based bonus programs that include a majority of non-union employees. Approximately $20 million, $23 million and $13 million were awarded under the various performance-based bonus plans for the years ended December 31, 2017, 2016 and 2015, respectively.
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
The Company's Australian subsidiary administers a statutory retirement benefit plan. The Company was required to contribute the equivalent of 9.5%, of an employee's base salary into a registered superannuation fund in each of the years ended December 31, 2017, 2016 and 2015. Employees may elect to make additional contributions either before or after tax.
Company contributions to defined contribution plans in total for the years ended December 31, 2017, 2016 and 2015 were as follows (dollars in thousands):

	2017	2016	2015
Company contributions to defined contribution plans	$11,231	$9,521	$9,532
North American Operations Defined Benefit Plans
The Company administers three United States noncontributory defined benefit plans for union and non-union employees and one Canadian noncontributory defined benefit plan. Benefits are determined based on a fixed amount per year of credited service. The Company's funding policy requires contributions for pension benefits based on actuarial computations which reflect the long-term nature of the plans. The Company has met the minimum funding requirements according to the United States Employee Retirement Income Security Act (ERISA) and Canada's Pension Benefits Standards Act. As of December 31, 2017, there were approximately 230 employees participating under these plans. As of December 31, 2017, the Company's consolidated balance sheet included a $3.0 million pension liability and a $1.4 million gain in accumulated other comprehensive (loss)/income related to these plans.
The Company administers two plans which provide health care and life insurance benefits for certain retired employees in the United States. The Company funds the plans on a pay-as-you-go basis. As of December 31, 2017, there were approximately 65 employees participating under these plans. As of December 31, 2017, the Company's consolidated balance sheet included a $7.0 million postretirement benefit liability and a $0.1 million loss in accumulated other comprehensive (loss)/income related to these plans.
13. INCOME TAXES:
The components of income before income taxes for the years ended December 31, 2017, 2016 and 2015 were as follows (dollars in thousands):

	2017	2016	2015
United States	$262,969	$273,361	$236,613
Foreign	32,550	(57,870)	64,318
Total	$295,519	$215,491	$300,931

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the (benefit from)/provision for income taxes for the years ended December 31, 2017, 2016 and 2015 were as follows (dollars in thousands):

	2017	2016	2015
United States:
Current
Federal	$23,182	$20,877	$12,003
State	14,626	11,284	8,181
Deferred
Federal	(326,190)	43,820	41,975
State	19,808	2,263	5,383
	(268,574)	78,244	67,542
Foreign:
Current	18,435	3,289	11,031
Deferred	(11,120)	(7,138)	(2,679)
	7,315	(3,849)	8,352
Total	$(261,259)	$74,395	$75,894
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the TCJA) was enacted into law and the Securities and Exchange Commission's staff issued Staff Accounting Bulletin No.118 (SAB 118) to address the application of the TCJA on accounting for income taxes in the period that includes the enactment date. Specifically, when the initial accounting for items under the TCJA is incomplete, SAB 118 allows the Company to include provisional amounts when reasonable estimates can be made. SAB 118 provides for an up to one-year measurement period during which the tax effect of the TCJA can be recomputed based on additional guidance and analysis. Any adjustment will be recorded as a tax expense or benefit in the reporting period during which the amounts are determined.
The TCJA reduces the United States federal corporate income tax rate to 21% from 35% effective for tax years beginning after December 31, 2017, and creates a territorial tax system rather than a worldwide system, which generally eliminates United States federal income tax on dividends from foreign subsidiaries. The transition to the territorial system requires United States companies to compute a one-time transition (toll) tax on earnings of certain foreign subsidiaries, which were previously deferred for United States federal income tax purposes. The Company has determined a reasonable estimate of the effects of the TCJA based on Internal Revenue Service guidance and information available as of January 19, 2018, which was included in the Company's net benefit for income taxes for the year ended December 31, 2017. The Company estimated the impact of the reduction in the United States federal corporate income tax rate to be a reduction to the Company’s United States net deferred tax liabilities of approximately $394 million. This represents a decrease in corporate income taxes expected to be paid in the future. The Company believes this calculation to be complete except for deferred taxes related to certain equity compensation arrangements and changes in estimates which can result from finalizing the 2017 United States income tax return, which are not anticipated to be material. The Company has also estimated the toll tax to be approximately $22 million, net of applicable foreign tax credits. At this time, the Company has not gathered, prepared and analyzed the necessary information in sufficient detail to complete the complex calculations necessary to finalize the amount of the toll tax and related foreign tax credits. The Company believes the preliminary calculations result in a reasonable estimate of the toll tax and has included the provisional amount in its 2017 year-end tax provision. The toll tax can be paid over an eight-year period beginning in 2018. The payments increase from 8% of the toll tax for each of the years 2018 through 2022, to 15% in 2023, 20% in 2024 and 25% in 2025.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The United States track maintenance credit is an income tax credit for Class II and Class III railroads, as defined by the United States Surface Transportation Board (STB), to reduce their federal income tax based on qualified railroad track maintenance expenditures (the Short Line Tax Credit). Qualified expenditures include amounts incurred for maintaining track, including roadbed, bridges and related track structures owned or leased by a Class II or Class III railroad. The credit is equal to 50% of the qualified expenditures, subject to an annual limitation of $3,500 multiplied by the number of miles of railroad track owned or leased by the Class II or Class III railroad as of the end of its tax year. The United States Short Line Tax Credit was initially enacted for a three year period, 2005 through 2007, and was subsequently extended a series of times with the last extension enacted in February 2018. The February 2018 extension provided a retroactive credit, solely for fiscal year 2017. In 2018, the Company expects to record an income tax benefit of approximately $32 million as a result of this extension. Legislation is currently pending that seeks to extend the Short Line Tax Credit for fiscal year 2018 and beyond. The Company's provision for income taxes for the years ended December 31, 2016 and 2015 included income tax benefits of $28.8 million and $27.4 million, respectively, associated with the Short Line Tax Credit.
The Company's provision for income taxes for the years ended December 31, 2016 and 2015 also included $4.3 million and $9.7 million, respectively, of income tax benefits due to a change in the U.K. tax rate. The Company's effective income tax rates also included adjustments to reflect differences between book income tax expense and final tax returns filed each year related to the previous fiscal year, which the Company does not consider material.
The provision for income taxes differs from that which would be computed by applying the statutory United States federal income tax rate to income before income taxes. The following is a summary of the effective income tax rate reconciliation for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Tax provision at statutory rate	35.0%	35.0%	35.0%
Effect of foreign operations	(1.1)%	4.3%	(3.8)%
Foreign valuation allowance	(0.3)%	2.9%	2.1%
Foreign goodwill impairment	—%	2.4%	—%
Effect of foreign tax rate change	—%	(2.0)%	(3.3)%
Effect of U.S. transition (toll) tax	7.2%	—%	—%
Effect of U.S. federal rate change	(133.3)%	—%	—%
State income taxes, net of federal income tax benefit	3.8%	4.1%	3.0%
Benefit of track maintenance credit	—%	(13.4)%	(9.1)%
Other, net	0.3%	1.2%	1.3%
Effective income tax rate	(88.4)%	34.5%	25.2%
The Company’s effective income tax rate for the year ended December 31, 2017 as compared with the year ended December 31, 2016, was primarily driven by the effects of the TCJA. The estimated benefit from the reduction in the United States corporate income tax rate to 21% was partially offset by the United States transition tax and a reduction of the United States federal benefit on state income taxes.
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

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the effect of temporary differences between the book and tax basis of assets and liabilities as well as available income tax credit and net operating loss carryforwards. The components of net deferred income taxes as of December 31, 2017 and 2016 were as follows (dollars in thousands):

	2017	2016
Deferred income tax assets:
Track maintenance credit carryforward	$147,907	$217,054
Net operating loss carryforwards	27,211	23,168
Accruals and reserves not deducted for tax purposes until paid	11,375	15,131
Stock-based compensation	8,634	10,089
Deferred revenue	4,588	8,289
Deferred compensation	3,496	3,891
Interest rate swaps	545	—
Alternative minimum tax credit carryforward	1,592	1,592
Pension and postretirement benefits	24,889	22,983
Other	1,992	2,072
	232,229	304,269
Valuation allowance	(26,674)	(24,075)
Deferred income tax liabilities:
Interest rate swaps	—	(4,579)
Property and equipment basis difference	(700,488)	(1,016,349)
Intangible assets basis difference	(374,067)	(418,448)
Other	(851)	(368)
Net deferred tax liabilities	$(869,851)	$(1,159,550)
As of December 31, 2017, the Company had United States net operating loss carryforwards in various state jurisdictions that totaled approximately $292.3 million, United States track maintenance credit carryforwards of $147.9 million and foreign net operating loss carryforwards in the Netherlands that totaled approximately $44.1 million. Some of the Company's credit carryforwards are subject to Section 382 limitations of the Internal Revenue Code (Section 382). Section 382 imposes limitations on a corporation's ability to utilize its credits if it experiences an "ownership change." In general terms, an ownership change results from transactions increasing the ownership of certain existing stockholders or new stockholders in the stock of a corporation by more than 50% during a three-year testing period. The Company expects to fully utilize its track maintenance credit carryforwards. The state net operating losses exist in different states and expire between 2019 and 2037. The United States track maintenance credits expire between 2026 and 2036. The Netherlands net operating losses expire between 2019 and 2026.
The Company maintains a valuation allowance on state net operating losses, foreign net operating losses and certain other deferred tax assets for which, based on the weight of available evidence, it is more likely than not that some or all of the deferred income tax assets will not be realized.
A reconciliation of the beginning and ending amount of the Company's valuation allowance is as follows (dollars in thousands):

	2017	2016
Balance at beginning of year	$24,075	$19,315
Increase/(decrease) for state net operating losses	1,964	(1,476)
Increase for foreign net operating losses and impairments	635	6,236
Balance at end of year	$26,674	$24,075

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending amount of the Company's liability for uncertain tax positions is as follows (dollars in thousands):

	2017	2016	2015
Balance at beginning of year	$7,125	$4,197	$4,324
Increase for tax positions related to prior years	246	3,970	—
Decrease for tax positions related to prior years	—	(1,169)	—
Decrease for expiration of statute of limitations	(3,271)	—	—
Increase/(decrease) for effects of foreign exchange rates	—	127	(127)
Balance at end of year	$4,100	$7,125	$4,197
At December 31, 2017, 2016 and 2015, there was $4.1 million, $7.1 million and $4.2 million, respectively, of unrecognized tax benefits that if recognized would affect the annual effective income tax rate. The Company recognizes interest and penalties related to uncertain tax positions in its provision for income taxes.
For the period ending December 31, 2017, the Company recognized approximately $3.3 million in previously unrecognized tax benefits as a result of a lapse of the statute of limitations on acquired liabilities for uncertain tax positions.
As of December 31, 2017, the following tax years remain open to examination by the major taxing jurisdictions to which the Company is subject:

	Open Tax Years
	From		To
United States	2014	-	2017
Australia	2010	-	2017
Belgium	2015	-	2017
Canada	2009	-	2017
Germany	2013	-	2017
Mexico	2008	-	2017
Netherlands	2012	-	2017
Poland	2012	-	2017
Saudi Arabia	2015	-	2017
U.K.	2015	-	2017
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
In November 2014, the Company received a notice from the United States Environmental Protection Agency (EPA) requesting information under the Clean Water Act related to the discharge of crude oil as a result of a derailment of an Alabama & Gulf Coast Railway LLC (AGR) freight train in November 2013 in the vicinity of Aliceville, Alabama. A fine associated with the contamination has yet to be assessed and is not estimable.

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
15. STOCK-BASED COMPENSATION PLANS:
The Omnibus Plan allows for the issuance of up to 7,437,500 shares of Class A Common Stock for awards, which include stock options, restricted stock, restricted stock units and any other form of award established by the Compensation Committee, in each case consistent with the plan's purpose. Stock-based awards generally have three-year requisite service periods and five-year contractual terms. Any shares of common stock related to awards that terminate by expiration, forfeiture or cancellation are deemed available for issuance or reissuance under the Omnibus Plan. In total, at December 31, 2017, there remained 1,492,088 shares of Class A Common Stock available for future issuance under the Omnibus Plan.
A summary of option activity under the Omnibus Plan as of December 31, 2017 and changes during the year then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of year	1,357,498	$77.12
Granted	362,903	73.98
Exercised	(167,663)	61.44
Expired	(33,240)	90.47
Forfeited	(41,872)	69.57
Outstanding at end of year	1,477,626	$78.04	2.6	$10,811
Exercisable at end of year	789,818	$85.88	1.8	$3,503
The weighted average grant date fair value of options granted during the years ended December 31, 2017, 2016 and 2015 was $19.38, $17.37 and $18.47, respectively. The total intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 was $1.5 million, $1.6 million and $4.7 million, respectively.
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

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following weighted average assumptions were used to estimate the grant date fair value of options granted during the years ended December 31, 2017, 2016 and 2015 using the Black-Scholes option pricing model:

	2017	2016	2015
Expected volatility	30%	37%	27%
Expected term (in years)	4	4	4
Risk-free interest rate	1.69%	1.08%	1.31%
Expected dividend yield	0%	0%	0%
The Company determines fair value of its restricted stock and restricted stock units based on the closing stock price on the date of grant.
The following table summarizes the Company's non-vested restricted stock activity as of December 31, 2017 and changes during the year then ended:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of year	266,370	$64.76
Granted	106,799	$73.07
Vested	(67,806)	$78.33
Forfeited	(16,347)	$63.07
Non-vested at end of year	289,016	$64.74
The weighted average grant date fair value of restricted stock granted during the years ended December 31, 2017, 2016 and 2015 was $73.07, $57.11 and $79.30, respectively. The total grant date fair value of restricted stock that vested during the years ended December 31, 2017, 2016 and 2015 was $5.3 million, $6.5 million and $5.2 million, respectively.
The following table summarizes the Company's non-vested restricted stock units activity as of December 31, 2017 and changes during the year then ended:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of year	62,701	$65.35
Granted	28,668	$73.18
Vested	(26,170)	$70.03
Forfeited	(10,361)	$67.95
Non-vested at end of year	54,838	$66.72
The weighted average grant date fair value of restricted stock units granted during the years ended December 31, 2017, 2016 and 2015 was $73.18, $57.11 and $70.64, respectively. The total grant date fair value of restricted stock units that vested during the years ended December 31, 2017, 2016 and 2015 was $1.8 million, $1.8 million and $4.2 million, respectively.
In February 2016, the Company's Compensation Committee approved new performance-based restricted stock units under the Omnibus Plan. The performance-based restricted stock units are granted once per year and vest on the first anniversary of the grant date with the payout performance multiplier (ranging from 0% to 200%) to be determined in accordance with the Company’s attainment of pre-determined financial performance targets established under the Company’s Genesee Value Added (GVA) methodology. These awards have a service condition and performance condition.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the 2017 and 2016 performance-based restricted stock unit activity as of December 31, 2017 and changes during the year then ended. Actual shares that will be paid out for the 2017 award depends on the level of attainment of the performance based criteria. As of December 31, 2017, the Company expects to pay out 77% of the 2017 award. The Company paid out 100% of the 2016 award during 2017.

	Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of year	27,602	$57.12
Granted	32,669	$74.14
Vested	(27,602)	$57.12
Forfeited	(1,058)	$74.14
Non-vested at end of year	31,611	$74.14
The Company determined the fair value of each of the 2017 and 2016 performance-based restricted stock units by multiplying the number of units expected to be earned by the grant date fair market value of a share of the Company's Class A Common Stock. Each reporting period, the number of performance-based restricted stock units that are expected to be earned is determined and compensation cost based on the grant date fair value is adjusted based on the current period probability assessment. At the end of the requisite service period, compensation cost is adjusted to equal the restricted stock units actually issued multiplied by the grant date fair value.
In 2015 and 2014, the Company's Compensation Committee awarded performance-based restricted stock units under the Omnibus Plan. These performance-based restricted stock units were granted once per year and vested based upon the achievement of market performance criteria, ranging from 0% to 100%, as determined by the Compensation Committee prior to the date of the award, and continued service during the performance period. The performance period for these awards was generally three years. These performance-based restricted stock units entitled the grantee to receive shares of Class A Common Stock based upon the Company's Relative Total Shareholder Return as independently ranked against the components of the S&P 500 Index and the custom peer group over the performance period with each discrete half of the award's payouts being measured independently and then averaged together to find the final payout. The expense for these awards is recognized over the service period, even if the market condition is never satisfied. As a result of the Compensation Committee's recent modification to the Long-Term Incentive Compensation Program, including adoption of a new-performance based restricted stock unit program, effective February 2016, this program was discontinued and no future awards will be granted.
The following table summarizes the 2015 and 2014 performance-based restricted stock units activity as of December 31, 2017 and changes during the year then ended. Actual shares that have vested or will vest depend on the level of attainment of the performance based criteria. As of December 31, 2017, the threshold performance for any payout on the 2015 awards granted has not been met. Based on the market condition criteria for the 2014 performance-based restricted stock units awarded, no shares were paid out at February 1, 2017 (the end of the performance period).

	Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of year	28,810	$52.55
Granted	—	$—
Vested	—	$—
Forfeited/Canceled	(14,424)	$42.39
Non-vested at end of year	14,386	$62.73

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the total compensation costs, total income tax benefit recognized in the consolidated statement of operations for stock-based awards and total tax benefit realized from exercise of stock-based awards for the years ended December 31, 2017, 2016 and 2015 (dollars in thousands):

	2017	2016	2015
Compensation costs	$17,477	$17,888	$14,301
Income tax benefit recognized for compensation costs	$4,908	$4,578	$4,186
Income tax benefit realized from exercise of stock-based awards	$2,546	$2,214	$4,079
The total compensation costs related to non-vested awards not yet recognized was $21.1 million as of December 31, 2017, which will be recognized over the next three years with a weighted average period of 1.6 years.
The Company has reserved 1,265,625 shares of Class A Common Stock that the Company may sell to its full-time employees under its Employee Stock Purchase Plan (ESPP) at 90% of the stock's market price on the date of purchase. At December 31, 2017, 278,230 shares had been purchased under this plan. The Company recorded compensation expense for the 10% purchase discount of less than $0.2 million in each of the years ended December 31, 2017, 2016 and 2015.
16. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS):
The following table sets forth accumulated other comprehensive income/(loss) included in the consolidated balance sheets as of December 31, 2017 and 2016, respectively (dollars in thousands):

	Cumulative Foreign Currency Translation Adjustment		Defined Benefit Plans		Net Unrealized Gain/(Loss) on Cash Flow Hedges		Accumulated Other Comprehensive Loss
Balance, December 31, 2015	$(156,146)		$11,005		$(8,316)		$(153,457)
Other comprehensive (loss)/income before reclassifications	(56,154)		(31,155)		14,583		(72,726)
Amounts reclassified from accumulated other comprehensive income, net of tax (provision)/benefit of $0, ($113) and $11,637, respectively	34,638	(a)	202	(b)	(19,993)	(c)	14,847
Change in 2016	(21,516)		(30,953)		(5,410)		(57,879)
Balance, December 31, 2016	$(177,662)		$(19,948)		$(13,726)		$(211,336)
Other comprehensive income/(loss) before reclassifications	89,025		199		(6,470)		82,754
Amounts reclassified from accumulated other comprehensive income, net of tax provision of ($83) and ($5,960), respectively	—		148	(b)	8,880	(c)	9,028
Change in 2017	89,025		347		2,410		91,782
Balance, December 31, 2017	$(88,637)		$(19,601)		$(11,316)		$(119,554)

(a)	Reclassification from accumulated other comprehensive loss to additional paid-in capital resulting from the issuance of a noncontrolling interest.

(b)	Existing net gains realized were recorded in labor and benefits on the consolidated statements of operations.

(c)	Existing net (losses)/gains realized were recorded in interest expense on the consolidated statements of operations (see Note 9, Derivative Financial Instruments).

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Income Attributable to Noncontrolling Interests
The following table sets forth comprehensive income attributable to noncontrolling interests for the years ended December 31, 2017, 2016 and 2015, respectively (dollars in thousands):

	2017	2016	2015
Net income/(loss) attributable to noncontrolling interest	$7,727	$(41)	$—
Other comprehensive income/(loss):
Foreign currency translation adjustment	17,836	8,805	—
Net unrealized loss on qualifying cash flow hedges, net of tax benefit of $232 and $110, respectively	(540)	(256)	—
Comprehensive income attributable to noncontrolling interest	$25,023	$8,508	$—
17. SUPPLEMENTAL CASH FLOW INFORMATION:
Interest and Taxes Paid
The following table sets forth the cash paid for interest and income taxes for the years ended December 31, 2017, 2016 and 2015 (dollars in thousands):

	2017	2016	2015
Cash paid for interest, net	$95,243	$66,124	$59,437
Cash paid for income taxes	$40,923	$45,738	$44,807
Significant Non-Cash Investing and Financing Activities
The Company had outstanding receivables from outside parties for the funding of capital expenditures of $17.7 million, $10.7 million and $23.0 million as of December 31, 2017, 2016 and 2015, respectively. At December 31, 2017, 2016 and 2015, the Company also had $20.0 million, $16.4 million and $26.2 million, respectively, of purchases of property and equipment that had not been paid and, accordingly, were accrued in accounts payable in the normal course of business.
In November 2017, the Company bought out the Freightliner deferred consideration with the issuance of 238,201 shares of the Company's Class A Common Stock with a grant date fair value of $17.5 million. In addition, the Company issued a note payable with a £6.3 million (or $8.6 million at the exchange rate on December 31, 2017) face value (£5.7 million fair value, or $7.7 million at the exchange rate on December 31, 2017) to certain management holders as part of the buyout of the Freightliner deferred consideration. This note is payable in three annual installments starting in March 2018. See Note 10, Fair Value of Financial Instruments, for additional information regarding the buyout of the deferred consideration.
18. SEGMENT AND GEOGRAPHIC AREA INFORMATION:
Segment Information
The Company presents the financial results of its nine operating regions as three reportable segments: North American Operations, Australian Operations and U.K./European Operations (as more fully described in Note 1, Business and Customers). The Company owns a 51.1% controlling interest in the Australian Operations. As such, the Company includes 100% of the revenues and expenses from its Australian Operations within its consolidated financial statements and reports a noncontrolling interest for MIRA's 48.9% equity ownership. Each of the Company's segments generates the following three categories of revenues from external customers: freight revenues, freight-related revenues and all other revenues (as more fully described in Note 2, Significant Accounting Policies). During the third quarter of 2017, the Company's Mountain West Region railroads were consolidated into the Company's Central and Pacific regions, and the Pacific Region was renamed the Western Region. The consolidation reduced the Company's number of operating regions from ten to nine. The Company's seven North American regions are aggregated into one reportable segment as a result of having similar economic and operating characteristics.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2017, the Company incurred restructuring costs of $10.2 million, including $9.4 million in its U.K./European Operations, $0.5 million in its North American Operations and $0.3 million in its Australian Operations. During 2016, the Company incurred restructuring costs of $8.2 million, including $6.5 million in its U.K./European Operations, $0.9 million in its North American Operations and $0.8 million in its Australian Operations.
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
The following table reflects the balance sheet exchange rates used to translate the foreign entities respective local currency balance sheet into United States dollars for the years ended December 31, 2017, and 2016.

	2017	2016
United States dollar per Australian dollar	$0.78	$0.72
United States dollar per British pound	$1.35	$1.23
United States dollar per Canadian dollar	$0.80	$0.74
United States dollar per Euro	$1.20	$1.06
The following table reflects the average exchange rates used to translate the foreign entities respective local currency results of operations into United States dollars for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
United States dollar per Australian dollar	$0.77	$0.74	$0.75
United States dollar per British pound	$1.29	$1.36	$1.53
United States dollar per Canadian dollar	$0.77	$0.76	$0.78
United States dollar per Euro	$1.13	$1.11	$1.11
The following tables set forth results from the Company's North American Operations segment, Australian Operations segment and U.K./European Operations segment for the years ended December 31, 2017, 2016 and 2015 (dollars in thousands):

	December 31, 2017
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$961,356	$254,653	$337,866	$1,553,875
Freight-related revenues	249,623	46,696	237,332	533,651
All other revenues	63,306	6,161	51,051	120,518
Total operating revenues	$1,274,285	$307,510	$626,249	$2,208,044
Operating income	$303,882	$77,251	$17,329	$398,462
Depreciation and amortization	$158,006	$61,142	$31,309	$250,457
Interest expense, net	$38,547	$54,718	$11,944	$105,209
(Benefit from)/provision for income taxes	$(266,063)	$6,110	$(1,306)	$(261,259)
Cash expenditures for additions to property & equipment, net of grants from outside parties	$166,685	$16,076	$25,462	$208,223

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$913,619	$120,622	$337,325	$1,371,566
Freight-related revenues	258,922	95,776	181,661	536,359
All other revenues	64,223	6,188	23,191	93,602
Total operating revenues	$1,236,764	$222,586	$542,177	$2,001,527
Operating income/(loss)	$319,551	$4,810	$(34,749)	$289,612
Depreciation and amortization	$147,527	$30,863	$26,798	$205,188
Interest expense, net	$40,985	$13,958	$19,591	$74,534
Provision for/(benefit from) income taxes	$80,701	$988	$(7,294)	$74,395
Cash expenditures for additions to property & equipment, net of grants from outside parties	$137,334	$11,285	$34,831	$183,450

	December 31, 2015
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$949,028	$146,850	$304,669	$1,400,547
Freight-related revenues	227,154	87,616	187,313	502,083
All other revenues	65,633	8,486	23,652	97,771
Total operating revenues	$1,241,815	$242,952	$515,634	$2,000,401
Operating income	$297,486	$54,842	$31,933	$384,261
Depreciation and amortization	$141,814	$27,425	$19,296	$188,535
Loss on settlement of foreign currency forward purchase contracts	$16,374	$2,312	$—	$18,686
Interest expense, net	$39,651	$8,976	$17,965	$66,592
Provision for/(benefit from) income taxes	$69,552	$12,890	$(6,548)	$75,894
Cash expenditures for additions to property & equipment, net of grants from outside parties	$266,548	$31,179	$32,035	$329,762
The following table sets forth the cash and cash equivalents and property and equipment recorded in the consolidated balance sheets for each reportable segment as of December 31, 2017 and 2016 (dollars in thousands):

	December 31, 2017
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Cash and cash equivalents	$13,584	$52,407	$14,481	$80,472
Property and equipment, net	$3,657,801	$664,367	$334,753	$4,656,921

	December 31, 2016
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Cash and cash equivalents	$10,137	$9,213	$12,969	$32,319
Property and equipment, net	$3,590,625	$634,148	$278,546	$4,503,319
As noted above, the Company owns a 51.1% controlling interest in the Australian Operations. In accordance with the Australia Partnership agreement, the cash and cash equivalents of the Company's Australian Operations can be used for the following: 1) to make payments in the usual and regular course of business, 2) to pay down debt of the Partnership and 3) to make distributions to the Partners in proportion to their investments.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Geographic Area Information
Operating revenues for each geographic area for the years ended December 31, 2017, 2016 and 2015 were as follows (dollars in thousands):

	2017		2016		2015
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Operating revenues:
United States	$1,176,674	53.3%	$1,142,141	57.1%	$1,143,056	57.1%
Non-United States:
Australia	$307,510	13.9%	$222,586	11.1%	$242,952	12.1%
Canada	97,611	4.4%	94,623	4.7%	98,759	5.0%
U.K.	475,239	21.5%	378,551	18.9%	340,747	17.0%
Netherlands	78,819	3.6%	101,837	5.1%	119,421	6.0%
Other	72,191	3.3%	61,789	3.1%	55,466	2.8%
Total Non-United States	$1,031,370	46.7%	$859,386	42.9%	$857,345	42.9%
Total operating revenues	$2,208,044	100.0%	$2,001,527	100.0%	$2,000,401	100.0%
Property and equipment for each geographic area as of December 31, 2017 and 2016 were as follows (dollars in thousands):

	2017		2016
	Amount	% of Total	Amount	% of Total
Property and equipment located in:
United States	$3,404,204	73.1%	$3,353,296	74.4%
Non-United States:
Australia	$664,367	14.3%	$634,148	14.1%
Canada	253,597	5.4%	237,328	5.3%
U.K.	317,495	6.8%	264,954	5.9%
Other	17,258	0.4%	13,593	0.3%
Total Non-United States	$1,252,717	26.9%	$1,150,023	25.6%
Total property and equipment, net	$4,656,921	100.0%	$4,503,319	100.0%

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. QUARTERLY FINANCIAL DATA (unaudited):
The following table sets forth the Company's quarterly results for the years ended December 31, 2017 and 2016 (dollars in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017
Operating revenues	$519,108	$540,433	$576,927	$571,576
Operating income	$77,454	$101,340	$111,489	$108,179
Net income attributable to G&W	$26,238	$46,007	$50,240	$426,566
Basic earnings per common share attributable to G&W	$0.43	$0.75	$0.82	$6.90
Diluted earnings per common share attributable to G&W	$0.42	$0.74	$0.80	$6.81

2016
Operating revenues	$482,616	$501,375	$501,002	$516,534
Operating income	$56,996	$87,194	$91,851	$53,571
Net income attributable to G&W	$27,019	$48,399	$56,785	$8,934
Basic earnings per common share attributable to G&W	$0.47	$0.85	$0.99	$0.15
Diluted earnings per common share attributable to G&W	$0.47	$0.83	$0.98	$0.15
In addition to the Company's changes in operations as described in Note 3, Changes in Operations, the quarters shown were affected by the items below:
The first quarter of 2017 included (i) $3.6 million after-tax restructuring costs and (ii) $3.2 million after-tax corporate development and related costs.
The second quarter of 2017 included (i) $2.8 million after-tax corporate development and related costs, (ii) $2.2 million after-tax restructuring costs, primarily associated with U.K./European Operations and (iii) $1.0 million after-tax gain on the sale of an investment in the United States.
The third quarter of 2017 included (i) $3.3 million of previously unrecognized tax benefits resulting from the lapse of the statute of limitations on acquired liabilities for uncertain tax positions, (ii) $2.2 million after-tax restructuring costs, primarily associated with U.K./European Operations and (iii) $1.4 million after-tax corporate development and related costs.
The fourth quarter of 2017 included (i) $371.9 million income tax benefit associated with the TCJA signed into law in December 2017, (ii) $8.9 million after-tax reduction to other expenses as a result of the buyout of the Freightliner deferred consideration, (iii) $1.8 million after-tax Australia impairment and related charges, (iv) $1.2 million after-tax restructuring costs, primarily associated with U.K./European Operations, (v) $0.9 million reduction to expense associated with a prior year accrual established for the restructuring of our U.K. coal business and (vi) $0.7 million after-tax corporate development and related costs.
The first quarter of 2016 included (i) $16.8 million after-tax impairment and related costs associated with an Australia iron ore customer entering into voluntary administration following significant financial hardship, (ii) $6.3 million income tax benefit associated with the United States Short Line Tax Credit, (iii) $0.8 million after-tax restructuring costs and (iv) $0.3 million after-tax corporate development and related costs.
The second quarter of 2016 included (i) $7.2 million income tax benefit associated with the United States Short Line Tax Credit, (ii) $4.0 million after-tax restructuring costs, primarily associated with U.K./European Operations and (iii) $1.8 million after-tax corporate development and related costs.
The third quarter of 2016 included (i) $7.8 million income tax benefit associated with the United States Short Line Tax Credit, (ii) $4.3 million income tax benefit associated with a reduction in the U.K. income tax rate, (iii) $3.0 million after-tax corporate development and related costs and (iv) $0.1 million after-tax restructuring costs.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fourth quarter of 2016 included (i) $21.5 million after-tax impairment and related charges related to ERS operations in Continental Europe, (ii) $15.9 million after-tax corporate development and related costs, primarily related to the Providence and Worcester Railroad and GRail acquisitions, (iii) $8.6 million after-tax impairment charges related to the leases of U.K. coal railcars, (iv) $7.5 million income tax benefit associated with the United States Short Line Tax Credit, (v) $1.4 million after-tax restructuring costs and (vi) $0.5 million after-tax write-off of debt issuance costs related to the entry into an Australian credit facility in conjunction with the GRail acquisition.
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
These new standards will become effective for the Company on January 1, 2018, and the Company plans to adopt them using the modified retrospective basis. Under the new standard, the Company will continue to recognize freight revenues over time as shipments move from origin to destination, freight-related revenues and all other revenues will continue to be recognized as services are performed. For contracts that include variable consideration, the Company will be required to assess the variable consideration and recognize revenue based on estimates throughout the applicable periods. The Company is currently finalizing its review of the impact of adopting this new guidance and does not expect the adoption of this guidance to have a material impact to its consolidated financial statements or the recognition of revenue from customers, although additional disclosures will be required to help users of the financial statements understand the nature, amount and timing of revenue and cash flows arising from the Company’s contracts with customers.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will require lessees to recognize leases on their balance sheets as a right-of-use asset with a corresponding liability. Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of 12 months or less. Additional qualitative and quantitative disclosures, including significant judgments made by management, will also be required. In January 2018, the FASB issued ASU 2018-01, which permits entities to elect an optional transition practical expedient to not evaluate under Topic 842 land easements that exist or expired before the entity's adoption of this standard and that were not previously accounted for as leases under Topic 840.
These new standards will become effective for the Company beginning January 1, 2019, and will require a modified retrospective transition approach resulting in the recognition of leases as of January 1, 2017 and the retrospective adjustment of the financial statements for 2017 and 2018 when presented for comparative purposes. Early application is permitted. The Company is currently assessing the impact of adopting this guidance on its consolidated financial statements. The Company disclosed approximately $615 million in operating lease obligations in Note 6, Property and Equipment and Leases, and continues to evaluate those contracts as well as other existing arrangements to determine if they qualify for lease accounting under the new standard. The Company does not plan to adopt the standard early.

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
In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires an employer to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of the net benefit cost are required to be presented in the statement of operations separately from the service cost component and outside a subtotal of operating income, if one is presented. The amendments will become effective for the Company beginning January 1, 2018, and prior years will be reclassified to match this new presentation. As a result, the Company's operating income for the years ended December 31, 2017 and 2016 will decrease by approximately $6.4 million and $3.1 million, respectively. There is no impact to net income as a result of the adoption of this guidance.
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

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The standard allows the Company to reclassify the effect of remeasuring deferred tax liabilities and assets related to items within accumulated other comprehensive income using the newly enacted federal corporate income tax rate. The amendments will become effective for the Company beginning January 1, 2019. Early adoption is permitted. The Company is evaluating the impact of the new guidance on its consolidated financial statements and related disclosure.