Form 10-Q
period 2018-03-31
GENESEE & WYOMING INC
filed 2018-05-07
CIK 1012620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-Q
________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Shares of common stock outstanding as of the close of business on May 1, 2018:

Class	Number of Shares Outstanding
Class A Common Stock	60,149,625
Class B Common Stock	671,138

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
Forward-Looking Statements
This report and other documents referred to in this report contain forward-looking statements regarding future events and the future performance of Genesee & Wyoming Inc. that are based on current expectations, estimates and projections about our industry, our business and our performance, management's beliefs and assumptions made by management. Words such as "anticipates," "intends," "plans," "believes," "could," "should," "seeks," "expects," "will," "estimates," "trends," "outlook," variations of these words and similar expressions are intended to identify these forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast, including the following: risks related to the operation of our railroads; severe weather conditions and other natural occurrences, which could result in shutdowns, derailments, railroad network and port congestion or other substantial disruption of operations; customer demand and changes in our operations or loss of important customers; exposure to the credit risk of customers and counterparties; changes in commodity prices; consummation and integration of acquisitions; implementation of restructuring plans; economic, political and industry conditions, including employee strikes or work stoppages; retention and contract continuation; legislative and regulatory developments, including changes in environmental and other laws and regulations to which we or our customers are subject; increased competition in relevant markets; funding needs and financing sources, including our ability to obtain government funding for capital projects; international complexities of operations, currency fluctuations, finance, tax and decentralized management; challenges of managing rapid growth, including retention and development of senior leadership; unpredictability of fuel costs; susceptibility to and outcome of various legal claims, lawsuits and arbitrations; increase in, or volatility associated with, expenses related to estimated claims, self-insured retention amounts and insurance coverage limits; consummation of new business opportunities; decrease in revenues and/or increase in costs and expenses; susceptibility to the risks of doing business in foreign countries; uncertainties arising from a referendum in which voters in the United Kingdom (U.K.) approved an exit from the European Union (E.U.), commonly referred to as Brexit; our ability to integrate acquired businesses successfully or to realize the expected synergies associated with acquisitions; risks associated with our substantial indebtedness; failure to maintain satisfactory working relationships with partners in Australia; failure to maintain an effective system of internal control over financial reporting as well as disclosure controls and procedures and others including, but not limited to, those set forth in Part II Item 1A of this Quarterly Report on Form 10-Q, if any, and those noted in our 2017 Annual Report on Form 10-K under "Risk Factors." Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Forward-looking statements speak only as of the date of this report or as of the date they were made. We do not undertake, and expressly disclaim, any duty to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2018 and DECEMBER 31, 2017 (Unaudited)
(dollars in thousands, except per share and share amounts)

	March 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$121,390	$80,472
Accounts receivable, net	422,727	416,705
Materials and supplies	56,035	57,750
Prepaid expenses and other	52,968	34,606
Total current assets	653,120	589,533
PROPERTY AND EQUIPMENT, net	4,640,824	4,656,921
GOODWILL	1,162,657	1,165,587
INTANGIBLE ASSETS, net	1,562,007	1,567,038
DEFERRED INCOME TAX ASSETS, net	3,465	3,343
OTHER ASSETS	48,703	52,475
Total assets	$8,070,776	$8,034,897
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$50,952	$27,853
Accounts payable	251,875	253,993
Accrued expenses	157,958	185,935
Total current liabilities	460,785	467,781
LONG-TERM DEBT, less current portion	2,341,563	2,303,442
DEFERRED INCOME TAX LIABILITIES, net	852,731	873,194
DEFERRED ITEMS - grants from outside parties	321,420	321,592
OTHER LONG-TERM LIABILITIES	170,901	172,796
COMMITMENTS AND CONTINGENCIES
EQUITY:
Class A Common Stock, $0.01 par value, one vote per share; 180,000,000 shares authorized at March 31, 2018 and December 31, 2017; 74,924,202 and 74,808,305 shares issued and 61,229,743 and 61,946,078 shares outstanding (net of 13,694,459 and 12,862,227 shares in treasury) on March 31, 2018 and December 31, 2017, respectively	749	748
Class B Common Stock, $0.01 par value, ten votes per share; 30,000,000 shares authorized at March 31, 2018 and December 31, 2017; 701,138 shares issued and outstanding on March 31, 2018 and December 31, 2017	7	7
Additional paid-in capital	1,762,437	1,757,332
Retained earnings	2,312,932	2,234,864
Accumulated other comprehensive loss	(98,159)	(105,534)
Treasury stock, at cost	(297,126)	(236,951)
Total Genesee & Wyoming Inc. stockholders' equity	3,680,840	3,650,466
Noncontrolling interest	242,536	245,626
Total equity	3,923,376	3,896,092
Total liabilities and equity	$8,070,776	$8,034,897
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 and 2017 (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2018	2017
OPERATING REVENUES	$574,661	$519,108
OPERATING EXPENSES:
Labor and benefits	183,716	167,138
Equipment rents	34,087	33,871
Purchased services	64,102	51,001
Depreciation and amortization	65,990	60,774
Diesel fuel used in train operations	46,151	38,153
Electricity used in train operations	2,234	3,173
Casualties and insurance	9,966	12,543
Materials	32,469	20,546
Trackage rights	20,978	22,223
Net gain on sale and impairment of assets	(1,036)	(427)
Restructuring costs	283	3,755
Other expenses	28,808	30,458
Total operating expenses	487,748	443,208
OPERATING INCOME	86,913	75,900
Interest income	498	227
Interest expense	(25,236)	(26,365)
Other loss, net	(2,040)	(545)
Income before income taxes	60,135	49,217
Benefit from/(provision for) income taxes	15,890	(21,928)
Net income	$76,025	$27,289
Less: Net income attributable to noncontrolling interest	927	1,051
Net income attributable to Genesee & Wyoming Inc.	$75,098	$26,238
Basic earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:	$1.21	$0.43
Weighted average shares - Basic	61,918	61,413
Diluted earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:	$1.19	$0.42
Weighted average shares - Diluted	62,887	62,353
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2018 and 2017 (Unaudited)
(dollars in thousands)

	Three Months Ended
	March 31,
	2018	2017
NET INCOME	$76,025	$27,289
OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	(617)	36,253
Net unrealized gain on qualifying cash flow hedges, net of tax provision of ($2,150) and ($624), respectively	6,901	506
Changes in pension and other postretirement benefits, net of tax (provision)/benefit of ($14) and $449, respectively	43	(893)
Other comprehensive income	6,327	35,866
COMPREHENSIVE INCOME	$82,352	$63,155
Less: Comprehensive (loss)/income attributable to noncontrolling interest	(3,091)	13,086
COMPREHENSIVE INCOME ATTRIBUTABLE TO GENESEE & WYOMING INC.	$85,443	$50,069
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 and 2017 (Unaudited)
(dollars in thousands)

	Three Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$76,025	$27,289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,990	60,774
Stock-based compensation	4,052	4,213
Deferred income taxes	(24,148)	13,572
Net gain on sale and impairment of assets	(1,036)	(427)
Changes in assets and liabilities which provided/(used) cash, net of effect of acquisitions:
Accounts receivable, net	(6,299)	6,524
Materials and supplies	2,593	(2,140)
Prepaid expenses and other	(7,025)	(2,226)
Accounts payable and accrued expenses	(12,381)	(29,330)
Other assets and liabilities, net	3,588	6,767
Net cash provided by operating activities	101,359	85,016
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(58,222)	(34,738)
Grant proceeds from outside parties	5,934	4,771
Net cash provided by acquisitions	—	2,935
Insurance proceeds for the replacement of assets	1,600	1,406
Proceeds from disposition of property and equipment	1,423	928
Net cash used in investing activities	(49,265)	(24,698)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on revolving line-of-credit, long-term debt and capital lease obligations	(121,850)	(167,730)
Proceeds from revolving line-of-credit and long-term borrowings	176,840	112,294
Common share repurchases	(57,376)	—
Installment payments on Freightliner deferred consideration	(6,255)	—
Other financing related activities, net	(1,973)	(814)
Net cash used in financing activities	(10,614)	(56,250)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(562)	1,878
INCREASE IN CASH AND CASH EQUIVALENTS	40,918	5,946
CASH AND CASH EQUIVALENTS, beginning of period	80,472	32,319
CASH AND CASH EQUIVALENTS, end of period	$121,390	$38,265
The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:
The interim consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and are unaudited. They do not contain all disclosures which would be required in a full set of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, the unaudited financial statements for the three months ended March 31, 2018 and 2017 are presented on a basis consistent with the audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods presented. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The consolidated balance sheet data for 2017 was derived from the audited financial statements in the Company's 2017 Annual Report on Form 10-K, but does not include all disclosures required by U.S. GAAP.
The results of operations of the foreign entities are maintained in the local currency of the respective subsidiary and translated into United States dollars at the applicable exchange rates for inclusion in the consolidated financial statements. As a result, any appreciation or depreciation of these currencies against the United States dollar will impact the Company's results of operations.
The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2017 included in the Company's 2017 Annual Report on Form 10-K. Certain reclassifications and adjustments have been made to prior period balances to conform to the current year presentation as noted below:
On January 1, 2018, the Company adopted ASU 2017-07, Compensation-Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Prior to the adoption of ASU 2017-07, the Company presented net pension costs within operating income on the same line item as other compensation costs arising from services rendered by the applicable employees. ASU 2017-07 requires that net pension costs, other than service cost, be presented outside of operating income. The Company applied these changes retrospectively to its consolidated statement of operations for the three months ended March 31, 2017, which resulted in a decrease in operating income of $1.6 million and a corresponding decrease in other loss, net. The adjustment had no impact on net income.
On January 1, 2018, the Company adopted ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The current standard, ASC Topic 740, requires deferred tax liabilities to be adjusted for the effect of a change in tax laws or rates with the effect included in income from operations in the reporting period of the enactment date. The Tax Cuts and Jobs Act of 2017 (the TCJA) enacted by the Unites States federal government resulted in tax effects of items recorded within accumulated other comprehensive income (AOCI) to be “stranded,” as those items no longer reflect the appropriate tax rate. This amendment allows the reclassification from AOCI to retained earnings for the stranded tax effects resulting from the new income tax rates. The Company applied the amendments as of January 1, 2018 by reclassifying $3.0 million from AOCI to retained earnings, eliminating the stranded tax effects in AOCI resulting from the TCJA. This reclassification reduced AOCI and increased retained earnings by $3.0 million. It is the Company's policy to release income tax effects from accumulated other comprehensive loss using the item-by-item approach.
On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers, which supersedes previous revenue guidance. The standard requires that the Company recognize revenue when it transfers the promised goods or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. The Company adopted ASU 2014-09 and all related amendments using the modified retrospective approach. Under the standard, the Company continues to recognize freight revenue proportionally as a shipment moves from origin to destination. The adoption did not affect the Company’s financial condition, results of operations or liquidity. Disclosures related to the nature, amount and timing of revenue and cash flows resulting from contracts with customers are included in Note 4, Revenue.

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On December 1, 2016, a subsidiary of the Company completed the acquisition of Glencore Rail (NSW) Pty Limited (GRail) and concurrently issued a 48.9% stake in G&W Australia Holdings LP (GWAHLP) (collectively, the Australia Partnership), which is the holding entity for all of the Company’s Australian businesses, including GRail, to a consortium of funds and clients managed by Macquarie Infrastructure and Real Assets (MIRA), a large infrastructure investment firm. The Company, through wholly-owned subsidiaries, also made incremental investments and retained a 51.1% ownership in GWAHLP. The investments made by both the Company and MIRA consisted of equity and debt financing of GWAHLP in similar proportions. As MIRA's investments were made at the contemporaneous fair value of GWAHLP as of December 1, 2016, accounting for MIRA's noncontrolling interest in the Company's consolidated financial statements required adjustments to reflect a proportional interest in the net book value of GWAHLP. During the three months ended March 31, 2018, the Company determined that there was an error in its December 1, 2016 calculation of the noncontrolling interest for MIRA's 48.9% equity interest, which resulted in the following adjustment within the total equity section of the Company's consolidated balance sheet: a decrease in noncontrolling interest of $71.9 million, an increase in additional paid-in capital of $57.9 million and a decrease in accumulated other comprehensive loss of $14.0 million. This revision has been reflected in the Company's consolidated balance sheet as of December 31, 2017 as well as the December 31, 2016 equity balances as disclosed in Note 12, Stockholders' Equity. There was no effect on any other section of the Company's balance sheet. This revision had no impact on the Company's consolidated statements of operations, comprehensive income or cash flows for the three months ended March 31, 2018 or 2017. The Company does not consider this revision material to any previously issued consolidated financial statements.
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
2. CHANGES IN OPERATIONS:
North American Operations
Heart of Georgia Railroad, Inc.: On May 31, 2017, the Company completed the acquisition of all the outstanding shares of Atlantic Western Transportation, Inc., the parent company of Heart of Georgia Railroad, Inc. (HOG), for $5.6 million in cash and contingent consideration valued at $5.7 million. The contingent consideration is payable to the sellers upon satisfaction of certain conditions, which the Company expects to be paid in 2021. The results of operations from HOG have been included in the Company's consolidated statements of operations since the acquisition date.
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

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.K./European Operations
Pentalver Transport Limited: On May 3, 2017, the Company's subsidiary, GWI UK Acquisition Company Limited, purchased for cash all of the issued share capital of Pentalver Transport Limited (Pentalver) from a subsidiary of APM Terminals (a subsidiary of A P Møller-Maersk A/S) for £97.8 million (or $126.2 million at the exchange rate on May 3, 2017) or £77.5 million (or $100.1 million at the exchange rate on May 3, 2017) net of £20.2 million (or $26.1 million at the exchange rate on May 3, 2017) of cash received in connection with the sale. The Company funded the acquisition with borrowings under the Company's Second Amended and Restated Senior Secured Syndicated Credit Facility Agreement (the Credit Agreement). The foreign exchange rate used to translate the total consideration to United States dollars was $1.29 for one British pound.
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
Pentalver’s operations are complementary to those of the Company's Freightliner Group Limited (Freightliner) subsidiary, which is the largest rail maritime intermodal operator in the U.K. The logistics of maritime container transportation in the U.K. are highly competitive, whether by road, rail or short-sea, with a premium placed on timely, efficient and safe service. The results of operations from Pentalver have been included in the Company's consolidated statements of operations since the May 3, 2017 acquisition date.
The Company accounted for the acquisition as a business combination using the acquisition method of accounting under U.S. GAAP. The acquired assets and liabilities of Pentalver were recorded at their acquisition-date fair values and were consolidated with those of the Company as of the acquisition date. The foreign exchange rate used to translate the balance sheet to United States dollars was $1.29 for one British pound.
The acquisition date fair values were assigned to the acquired net assets as follows (amounts in thousands):

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

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. EARNINGS PER COMMON SHARE:
The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2018 and 2017 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2018	2017
Numerators:
Net income attributable to Genesee & Wyoming Inc.	$75,098	$26,238
Denominators:
Weighted average Class A common shares outstanding – Basic	61,918	61,413
Weighted average Class B common shares outstanding	701	758
Dilutive effect of employee stock-based awards	268	182
Weighted average shares – Diluted	62,887	62,353
Earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:
Basic earnings per common share	$1.21	$0.43
Diluted earnings per common share	$1.19	$0.42
The following total number of shares of Class A Common Stock issuable under the assumed exercise of stock-based awards computed based on the treasury stock method were excluded from the calculation of diluted earnings per common share, as the effect of including these shares would have been antidilutive (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Antidilutive shares	945	1,094

Share Repurchase
In September of 2015, the Company's Board of Directors authorized the repurchase of up to $300 million of the Company's Class A Common Stock (the Repurchase Program), subject to certain limitations under the Company's credit facility. The Repurchase Program was reaffirmed by the Board of Directors on March 4, 2018 after discussion of management's assessments of market conditions and other pertinent factors. During the three months ended March 31, 2018, the Company repurchased a total of 792,921 shares at an average price of $72.35 per share under the Repurchase Program. The Company's weighted average basic shares outstanding for the three months ended March 31, 2018 excluded 51,106 shares from this repurchase. Repurchased shares are recorded in treasury stock, at cost, which includes any applicable commissions and fees. As of March 31, 2018, the remaining amount authorized for repurchase under the Repurchase Program was $243 million.
4. REVENUE:
The Company classifies its operating revenues into the following three categories: freight, freight-related and all other. Revenue is recognized when obligations under the terms of a contract with a customer are satisfied. Revenue is measured as the amount of consideration the Company expects to receive in exchange for providing services. Certain of the countries in which the Company operates have a tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer. The Company records these taxes on a net basis.
The Company generates freight revenues from the haulage of freight by rail based on a per car, per container or per ton basis. Freight revenues are recognized over time as shipments move from origin to destination as the customer simultaneously receives and consumes the benefit. Related expenses are recognized as incurred.
The Company generates freight-related revenues from port terminal railroad operations and industrial switching (where the Company operates trains on a contract basis in facilities it does not own), as well as demurrage, storage, car hire, trucking haulage services, track access rights, transloading, crewing services, traction service (or hook and pull service that requires the Company to provide locomotives and drivers to move a customer's train between specified origin and destination points), and other ancillary revenues related to the movement of freight. Freight-related revenues are recognized as services are performed or as contractual obligations are fulfilled.

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company generates all other revenues from third-party railcar and locomotive repairs, container sales, property rentals and other ancillary revenues not directly related to the movement of freight. All other revenues are recognized as services are performed or as contractual obligations are fulfilled.
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. The Company’s contracts may have a single performance obligation or multiple performance obligations. Contracts with multiple obligations are evaluated to define the specific performance obligations to the customer. The Company typically allocates the standalone selling price adjusted for any applicable variable consideration to each performance obligation to determine the transaction price.
For interline traffic, one railroad typically invoices a customer on behalf of all railroads participating in the route. The invoicing railroad then pays the other railroads their portion of the total amount invoiced on a monthly basis. When the Company is the invoicing railroad, it is exposed to customer credit risk for the total amount invoiced and is required to pay the other railroads participating in the route even if the Company is not paid by the customer. The Company records revenue related to interline traffic that involves the services of another party or railroad on a net basis. The portion of the gross amount billed to customers that is remitted by the Company to another party is not reflected as revenue.
The timing of revenue recognition, billings and cash collections result in billed accounts receivables, contract assets (unbilled receivables) and contract liabilities. The Company’s contract assets and liabilities are typically short-term in nature, with terms settled within a 12-month period. The Company had no material contract assets or contract liabilities recorded on the consolidated balance sheet as of March 31, 2018.
Disaggregation of Revenue
The following tables set forth the Company's operating revenues by reportable segment and commodity group for the three months ended March 31, 2018 and 2017 (dollars in thousands) (prior period amounts have not been adjusted under the modified retrospective method):

	Three Months Ended March 31, 2018
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Freight Revenue by Commodity Group:
Agricultural Products	$31,372	$5,483	$1,235	$38,090
Autos & Auto Parts	5,367	—	—	5,367
Chemicals & Plastics	36,217	—	—	36,217
Coal & Coke	19,945	31,579	3,476	55,000
Food & Kindred Products	8,350	—	—	8,350
Intermodal	309	15,973	67,321	83,603
Lumber & Forest Products	22,439	—	—	22,439
Metallic Ores	3,573	7,731	—	11,304
Metals	28,394	—	—	28,394
Minerals & Stone	30,518	2,094	19,179	51,791
Petroleum Products	18,483	151	—	18,634
Pulp & Paper	28,871	—	—	28,871
Waste	5,888	—	—	5,888
Other	5,691	—	—	5,691
Total Freight Revenues	245,417	$63,011	91,211	399,639
Freight-Related Revenues	63,832	10,563	66,802	141,197
All Other Revenues	16,381	1,260	16,184	33,825
Operating Revenues	$325,630	$74,834	$174,197	$574,661

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended March 31, 2017
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Freight Revenue by Commodity Group:
Agricultural Products	$32,978	$5,746	$1,739	$40,463
Autos & Auto Parts	5,210	—	—	5,210
Chemicals & Plastics	37,515	—	—	37,515
Coal & Coke	21,733	29,521	3,400	54,654
Food & Kindred Products	8,274	—	—	8,274
Intermodal	177	15,867	61,996	78,040
Lumber & Forest Products	20,376	—	—	20,376
Metallic Ores	3,896	7,631	—	11,527
Metals	26,594	—	—	26,594
Minerals & Stone	28,115	1,979	11,455	41,549
Petroleum Products	18,427	130	—	18,557
Pulp & Paper	25,478	—	—	25,478
Waste	5,194	—	—	5,194
Other	4,314	—	—	4,314
Total Freight Revenues	238,281	$60,874	78,590	377,745
Freight-Related Revenues	65,345	11,709	42,283	119,337
All Other Revenues	15,850	1,324	4,852	22,026
Operating Revenues	$319,476	$73,907	$125,725	$519,108
5. ACCOUNTS RECEIVABLE:
Accounts receivable consisted of the following as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018	December 31, 2017
Accounts receivable – trade	$400,926	$401,723
Accounts receivable – grants from outside parties	16,142	17,734
Accounts receivable – insurance and other third-party claims	20,015	10,753
Total accounts receivable	437,083	430,210
Less: Allowance for doubtful accounts	(14,356)	(13,505)
Accounts receivable, net	$422,727	$416,705
Grants from Outside Parties
The Company periodically receives grants for the upgrade and construction of rail lines and the upgrade of locomotives from federal, provincial, state and local agencies in the United States and provinces in Canada in which the Company operates. These grants typically reimburse the Company for 50% to 100% of the actual cost of specific projects. In total, the Company received grant proceeds of $5.9 million and $4.8 million for the three months ended March 31, 2018 and 2017, respectively, from such grant programs. The proceeds were presented as cash inflows from investing activities within each of the applicable periods.
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

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table sets forth the offset to depreciation expense from the amortization of deferred grants recorded by the Company during the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended
	March 31,
	2018	2017
Amortization of deferred grants	$2,467	$3,245
Insurance and Third-Party Claims
Accounts receivable from insurance and other third-party claims as of March 31, 2018 included $11.1 million from the Company's U.K./European Operations and $8.9 million from the Company's North American Operations. The balance from the Company's U.K./European Operations resulted primarily from the Company's anticipated insurance recoveries associated with a personal injury that occurred in the U.K. in 2016 and a rail-related collision in Germany in 2014 that occurred prior to the Company's acquisition of Freightliner. The balance from the Company's North American Operations resulted predominately from the Company's anticipated insurance recoveries associated with a bridge washout in Canada in January 2018 and a 2015 trestle fire in the United States. The Company received proceeds from insurance totaling $1.6 million and $1.4 million for the three months ended March 31, 2018 and 2017, respectively.
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
6. DERIVATIVE FINANCIAL INSTRUMENTS:
On January 1, 2018, the Company adopted ASU 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities, which expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The amendment also includes certain improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The adoption of this guidance amended the Company’s accounting for cross-currency swaps whereby interest expense accruals previously presented in an interest expense line item are presented as a gain/loss on currency conversion within other loss, net in the non-operating section of the consolidated statement of operations. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
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
The Company may designate derivatives as a hedge of a forecasted transaction or a hedge of the variability of the cash flows to be received or paid in the future related to a recognized asset or liability (cash flow hedge). The portion of the changes in the fair value of the derivative used as a cash flow hedge that is offset by changes in the expected cash flows related to a recognized asset or liability is recorded in other comprehensive income/(loss). As the hedged item is realized, the gain or loss included in accumulated other comprehensive income/(loss) is reported in the consolidated statements of operations on the same line item as the hedged item.

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
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
On November 9, 2012, the Company entered into multiple 10-year forward starting interest rate swap agreements to manage the exposure to changes in interest rates on the Company's variable rate debt. On September 30, 2016, the Company amended its forward starting swaps, which included moving the mandatory settlement date from September 30, 2016 to September 30, 2026, changing from three-month LIBOR to one-month LIBOR and adjusting the fixed rate. The amended forward starting swaps continue to qualify for hedge accounting. In addition, it remains probable that the Company will either issue $300.0 million of fixed-rate debt or have $300.0 million of variable-rate debt under the Company's commercial banking lines throughout the term of the outstanding swap agreements. The Company expects to amortize any gains or losses on the settlements over the life of the respective swap.
The fair values of the Company's interest rate swap agreements were estimated based on Level 2 inputs. Net losses of $0.5 million and $0.4 million, were realized and recorded as interest expense in the consolidated statements of operations during the three months ended March 31, 2018 and 2017, respectively. Based on the Company's fair value assumptions as of March 31, 2018, it expects to realize $1.0 million of existing net losses that are reported in accumulated other comprehensive loss into earnings within the next 12 months. See Note 11, Accumulated Other Comprehensive Loss, for additional information regarding the Company's cash flow hedges.

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Foreign Currency Exchange Rate Risk
As of March 31, 2018, the Company's foreign subsidiaries had $1.2 billion of third-party debt, including capital leases, denominated in the local currencies in which the Company's foreign subsidiaries operate, including the Australian dollar, the British pound, the Canadian dollar and the Euro. The debt service obligations associated with this foreign currency debt are generally funded directly from those foreign operations. As a result, foreign currency risk related to this portion of the Company's debt service payments is limited. However, in the event the foreign currency debt service is not paid by the Company's foreign subsidiaries and is paid by its United States subsidiaries, the Company may face exchange rate risk if the Australian dollar, the British pound, the Canadian dollar or the Euro were to appreciate relative to the United States dollar and require higher United States dollar equivalent cash.
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
On March 25, 2015, the Company closed on the Freightliner acquisition and paid cash consideration of £492.1 million (or $733.0 million at the exchange rate on March 25, 2015). The Company financed the acquisition through a combination of available cash and borrowings under the Company's Credit Agreement. A portion of the funds were transferred from the United States to the U.K. through an intercompany loan with a notional amount of £120.0 million (or $181.0 million at the exchange rate on the effective date of the loan) and accrued interest as of March 31, 2018 of £23.8 million (or $33.4 million at the exchange rate on March 31, 2018), each of which are expected to remain until maturity of the loan. To mitigate the foreign currency exchange rate risk related to this non-functional currency intercompany loan and the related interest, the Company entered into British pound forward contracts, which are accounted for as cash flow hedges.
The fair values of the Company's British pound forward contracts were estimated based on Level 2 inputs. Net gains of $0.2 million and $0.1 million were recorded as interest income in the consolidated statements of operations during the three months ended March 31, 2018 and 2017, respectively. Based on the Company's fair value assumptions as of March 31, 2018, it expects to realize $0.7 million of existing net gains that are reported in accumulated other comprehensive loss into earnings within the next 12 months. See Note 11, Accumulated Other Comprehensive Loss, for additional information regarding the Company's cash flow hedges.

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the Company's outstanding British pound forward contracts (British pounds in thousands):

Effective Date	Settlement Date	Notional Amount	Exchange Rate
3/25/2015	3/31/2020	£60,000	1.51
3/25/2015	3/31/2020	£60,000	1.50
6/30/2015	3/31/2020	£2,035	1.57
9/30/2015	3/31/2020	£1,846	1.51
12/31/2015	3/31/2020	£1,873	1.48
3/31/2016	3/31/2020	£1,881	1.45
6/30/2016	3/31/2020	£1,909	1.35
9/30/2016	3/31/2020	£1,959	1.33
12/30/2016	3/31/2020	£1,989	1.28
3/31/2017	3/31/2020	£1,975	1.30
6/30/2017	3/31/2020	£2,026	1.34
10/2/2017	3/31/2020	£2,079	1.36
12/29/2017	3/31/2020	£2,111	1.39
3/31/2018	3/31/2020	£2,096	1.44
On December 1, 2016, GWAHLP and the Company's subsidiary, GWI Holding B.V. (GWBV), entered into an A$248.9 million non-recourse subordinated partner loan agreement (GRail Intercompany Loan), which is eliminated in consolidation. GWBV used the proceeds from this loan to fund a portion of the acquisition of GRail. To mitigate the foreign currency exchange rate risk related to the non-functional currency intercompany loan, the Company entered into two Euro/Australian dollar floating-to-floating cross-currency swap agreements (the Swaps) on December 22, 2016, which effectively convert the A$248.9 million intercompany loan receivable in the Netherlands into a €171.7 million loan receivable. These agreements do not qualify as hedges for accounting purposes and, accordingly, mark-to-market changes in the fair value of the Swaps relative to the underlying GRail Intercompany Loan will be recorded over the life of the agreements, which expire on June 30, 2019. The first swap requires the Company to pay Australian dollar BBR plus 4.50% based on a notional amount of A$123.9 million and allows the Company to receive EURIBOR plus 2.68% based on a notional amount of €85.5 million on a semi-annual basis. EURIBOR is the Euro Interbank Offered Rate, which the Company believes is generally considered the Euro equivalent to LIBOR. The second swap requires the Company to pay Australian dollar BBR plus 4.50% based on a notional amount of A$125.0 million and allows the Company to receive EURIBOR plus 2.90% based on a notional amount of €86.3 million on a semi-annual basis. The Swaps require semi-annual net settlement payments. As a result of the mark-to-market impact of the GRail Intercompany Loan compared to the mark-to-market of the Swaps, the Company realized a net expense of $2.8 million and $2.9 million within other (loss)/income, net for the three months ended March 31, 2018 and 2017, respectively. Over the life of the Swaps, the Company expects the cumulative impact of net gains and losses from the mark-to-market of the GRail Intercompany Loan and Swaps to be approximately zero.

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the fair value of the Company's derivative instruments recorded in the consolidated balance sheets as of March 31, 2018 and December 31, 2017 (dollars in thousands):

		Fair Value
	Balance Sheet Location	March 31, 2018	December 31, 2017
Asset Derivatives:
Derivatives designated as hedges:
British pound forward contracts	Other assets	$7,320	$13,657
Total derivatives designated as hedges		$7,320	$13,657
Derivatives not designated as hedges:
Cross-currency swap contract	Prepaid expenses and other	$12,956	$5,775
Cross-currency swap contract	Other assets	3,239	2,887
Total derivatives not designated as hedges		$16,195	$8,662

Liability Derivatives:
Derivatives designated as hedges:
Interest rate swap agreements	Accrued expenses	$975	$1,972
Interest rate swap agreements	Other long-term liabilities	4,327	12,410
British pound forward contracts	Other long-term liabilities	1,535	829
Total derivatives designated as hedges		$6,837	$15,211
The following table shows the effect of the Company's derivative instruments designated as cash flow hedges for the three months ended March 31, 2018 and 2017 in other comprehensive income (OCI) (dollars in thousands):

	Total Cash Flow Hedge OCI Activity, Net of Tax
	Three Months Ended
	March 31,
	2018	2017
Derivatives Designated as Cash Flow Hedges:
Effective portion of net changes in fair value recognized in OCI, net of tax:
Interest rate swap agreements	$6,892	$(123)
British pound forward contracts, net (a)	9	629
	$6,901	$506

(a)
The three months ended March 31, 2018 represented a net gain of $5.5 million for the mark-to-market of the U.K. intercompany loan, partially offset by a net loss of $5.5 million for the mark-to-market of the British pound forward contracts. The three months ended March 31, 2017 represented a net gain of $1.6 million for the mark-to-market of the U.K. intercompany loan, partially offset by a net loss of $1.0 million for the mark-to-market of the British pound forward contracts.

The following table shows the effect of the Company's derivative instruments not designated as hedges for the three months ended March 31, 2018 and 2017 in the consolidated statements of operations (dollars in thousands):

		Amount Recognized in Earnings
		Three Months Ended
	Location of Amount Recognized in Earnings	March 31,
		2018	2017
Derivative Instruments Not Designated as Hedges:
Cross-currency swap agreements, net (a)	Other loss, net	(2,762)	(2,859)
		$(2,762)	$(2,859)

(a)
The three months ended March 31, 2018 represented a net gain of $7.3 million for the mark-to-market of the Swaps, partially offset by a net loss of $8.2 million for the mark-to-market of the GRail Intercompany Loan and a net loss of $1.9 million related to the Swaps. The three months ended March 31, 2017 represented a net loss of $10.9 million for the mark-to-market of the Swaps, partially offset by a net gain of $8.0 million for the mark-to-market of the GRail Intercompany Loan.

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
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
The Company's recurring fair value measurements using significant unobservable inputs (Level 3) relate to the Company's deferred consideration from the HOG acquisition in 2017. The fair value of the deferred consideration liabilities were estimated by discounting, to present value, contingent payments expected to be made.
Financial Instruments Carried at Historical Cost: Since the Company's long-term debt is not actively traded, fair value was estimated using a discounted cash flow analysis based on Level 2 valuation inputs, including borrowing rates the Company believes are currently available to it for loans with similar terms and maturities.
The following table presents the Company's financial instruments carried at fair value using Level 2 inputs as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018	December 31, 2017
Financial instruments carried at fair value using Level 2 inputs:
Financial assets carried at fair value:
British pound forward contracts	$7,320	$13,657
Cross-currency swap contracts	16,195	8,662
Total financial assets carried at fair value	$23,515	$22,319
Financial liabilities carried at fair value:
Interest rate swap agreements	$5,302	$14,382
British pound forward contracts	1,535	829
Total financial liabilities carried at fair value	$6,837	$15,211
The following table presents the Company's financial instrument carried at fair value using Level 3 inputs as of March 31, 2018 and December 31, 2017 (amounts in thousands):

	March 31, 2018	December 31, 2017
Financial instrument carried at fair value using Level 3 inputs:
Financial liabilities carried at fair value:
Accrued deferred consideration - HOG	$6,100	$5,974

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

At the date of acquisition of HOG in 2017, the contingent liability represented the fair value of the deferred consideration payable to the sellers upon satisfaction of certain conditions, which the Company expects to be paid in 2021. See Note 2, Changes in Operations, for additional information regarding HOG.
The Company's contingent liability is adjusted each period to represent the fair value of the deferred consideration as of the balance sheet date. To do so, the Company recalculates HOG's deferred consideration based on the contractual formula as defined in the stock purchase agreement. This calculation effectively represents the present value of the expected payment to be made upon settlement of the deferred consideration. Accordingly, such recalculations will reflect both the impact of the time value of money and the impact of changes in the expected future performance of the acquired business, as applicable. During the three months ended March 31, 2018, the Company recognized $0.1 million as other expense within the Company's consolidated statements of operations as a result of the change in the estimated fair value of the deferred consideration, which represented the time value of money. The Company expects to recognize future changes in the contingent liability for the estimated fair value of the deferred consideration through other expenses within the Company's consolidated statement of operations. This future change in the estimated fair value of the deferred consideration is not expected to be deductible for tax purposes.
The following table presents the carrying value and fair value using Level 2 inputs of the Company's financial instruments carried at historical cost as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities carried at historical cost:
United States term loan	$1,190,683	$1,193,427	$1,204,714	$1,208,657
U.K. term loan	127,826	129,372	124,747	126,480
Australian credit agreement	501,385	514,325	513,192	528,105
Australia subordinated shareholder loan from MIRA	183,037	183,699	186,085	184,750
Revolving credit facility	300,912	304,495	225,155	229,483
Other debt	13,492	13,522	2,419	2,426
Total	$2,317,335	$2,338,840	$2,256,312	$2,279,901
8. U.K. PENSION PLAN:
Through its Freightliner subsidiary, the Company has a defined benefit pension plan for Freightliner's eligible U.K. employees through a standalone shared cost arrangement within the Railways Pension Scheme (Pension Program). The Pension Program is managed and administered by a professional pension administration company and is overseen by trustees with professional advice from independent actuaries and other advisers. The Pension Program is a shared cost arrangement with required contributions shared between Freightliner and its participating members, with Freightliner contributing 60% and the remaining 40% contributed by active employees. The Company engages independent actuaries to compute the amounts of liabilities and expenses relating to the Pension Program subject to the assumptions that the Company selects.
The following tables summarize the components of the Pension Program related to the net benefit costs recognized in labor and benefits and other loss, net in the Company's consolidated statements of operations for the three months ended March 31, 2018 and 2017 (amounts in thousands):

	Three Months Ended March 31,
	2018	2017
Operating expense:
Service cost included in labor and benefits	$3,872	$3,688
Nonoperating loss, net:
Interest cost	2,556	2,441
Expected return on plan assets	(4,905)	(4,082)
Total included in other loss, net	(2,349)	(1,641)
Net periodic benefit cost	$1,523	$2,047

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During the three months ended March 31, 2018, the Company contributed £1.5 million (or $2.1 million at the March 31, 2018 exchange rate) to fund the Pension Program. The Company expects to contribute £6.6 million (or $9.2 million at the March 31, 2018 exchange rate) to the Pension Program for the remainder of 2018. The Pension Program's assets may undergo significant changes over time as a result of market conditions, and its assets and liabilities are formally valued on an independent actuarial basis every three years to assess the adequacy of funding levels. A key element of the valuation process is an assessment of the creditworthiness of the participating employer. In March 2018, the Company completed its triennial valuation based on the program's funding position as of December 31, 2016, which did not have and is not expected to have a material impact on its consolidated financial statements. In the event that the Pension Program's projected assets and liabilities reveal additional funding requirements, the shared cost arrangement generally means that the Company will be required to pay 60% of any additional contributions, with active members contributing the remaining 40%, in each case over an agreed recovery period. If the Pension Program was to be terminated and wound up, any deficit would fall entirely on the Company and could not be shared with active members. Currently, the Company has no intention of terminating the Pension Program.
9. INCOME TAXES:
The Company's benefit from income taxes for the three months ended March 31, 2018 was $15.9 million, while the provision for income taxes for the three months ended March 31, 2017 was $21.9 million. The benefit from income taxes for the three months ended March 31, 2018 included a $31.6 million benefit from the retroactive extension of the United States Short Line Tax Credit. Excluding the benefit from the retroactive extension, the Company's effective income tax rate for the three months ended March 31, 2018 was 26.2%. The Company's effective income tax rate for the three months ended March 31, 2017 was 44.6%. The Company's effective income tax rate decreased primarily as a result of the Tax Cuts and Jobs Act of 2017 (TCJA), which decreased the United States federal corporate income tax rate from 35% to 21%. In addition, the Company's provision for income taxes for the three months ended March 31, 2017 included the recording of a valuation allowance of €1.6 million (or $1.7 million at the average exchange rate on March 31, 2017) associated with tax losses in the Netherlands primarily driven by losses at the Company's Continental Europe intermodal business, ERS Railways B.V. (ERS).
The United States Short Line Tax Credit is an income tax track maintenance credit for Class II and Class III railroads to reduce their federal income tax based on qualified railroad track maintenance expenditures. Qualified expenditures include amounts incurred for maintaining track, including roadbed, bridges and related track structures owned or leased by a Class II or Class III railroad. The credit is equal to 50% of the qualified expenditures, subject to an annual limitation of $3,500 multiplied by the number of miles of railroad track owned or leased by the Class II or Class III railroad as of the end of its tax year. The United States Short Line Tax Credit was initially enacted for a three-year period, 2005 through 2007, and was subsequently extended a series of times with the last extension enacted in February 2018. The February 2018 extension provided a retroactive credit, solely for fiscal year 2017. Legislation is currently pending that seeks to make the United States Short Line Tax Credit permanent for fiscal year 2018 and beyond.
On December 22, 2017, the TCJA was enacted into law and the United States Securities and Exchange Commission's staff issued Staff Accounting Bulletin No.118 (SAB 118) to address the application of the TCJA on accounting for income taxes in the period which includes the enactment date. Specifically, when the initial accounting for items under the TCJA is incomplete, SAB 118 allows the Company to include provisional amounts when reasonable estimates can be made. SAB 118 provides for an up to one-year measurement period during which the tax effect of the TCJA can be recomputed based on additional guidance and analysis. Any adjustment will be recorded as a tax expense or benefit in the reporting period during which the amounts are determined. As of March 31, 2018, the Company believed that the provisional calculations for year-end 2017 resulted in a reasonable estimate of the one-time transition (toll) tax and therefore, has not made any measurement period adjustments. The Company will continue to refine its estimates as additional guidance and information is available including deferred taxes related to certain equity compensation arrangements.
10. COMMITMENTS AND CONTINGENCIES:
From time to time, the Company is a defendant in certain lawsuits and a party to certain arbitrations resulting from the Company's operations in the ordinary course as the nature of the Company's business exposes it to the potential for various claims and litigation, including those related to property damage, personal injury, freight loss, labor and employment, environmental and other matters. The Company maintains insurance policies to mitigate the financial risk associated with such claims. However, any material changes to pending litigation or a catastrophic rail accident or series of accidents involving material freight loss or property damage, personal injuries or environmental liability or other claims or disputes that are not covered by insurance could have a material adverse effect on the Company's results of operations, financial condition and liquidity. Management believes there are adequate provisions in the financial statements for any probable liabilities that may result from disposition of the pending lawsuits and arbitrations.

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
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
The Company is also involved in several arbitrations related to contractual disputes that are not covered by insurance. In March 2017, CSX Transportation, Inc. (CSXT) initiated arbitration against several of the Company’s subsidiaries associated with freight revenue factors (or divisions) under certain operating agreements associated with leased railroads. CSXT is seeking to reduce certain of the Company's freight revenue factors for the time period after August 21, 2016. The Company believes it has meritorious defenses against the CSXT claims. In an unrelated matter, on May 3, 2017, the AGR initiated arbitration related to the collection of approximately $13 million of outstanding liquidated damages under a volume commitment (or take-or-pay) contract with a customer. The Company believes it will prevail in the collection of the outstanding liquidated damages. Although the Company expects to attain successful outcomes in each of these matters, arbitration is inherently uncertain, and it is possible that an unfavorable ruling could have an adverse effect on the Company's results of operations, financial condition and liquidity.
11. ACCUMULATED OTHER COMPREHENSIVE LOSS:
The following tables set forth the components of accumulated other comprehensive loss attributable to Genesee & Wyoming Inc. included in the consolidated balance sheets and consolidated statements of comprehensive income (dollars in thousands):

	Foreign Currency Translation Adjustment	Defined Benefit Plans		Net Unrealized Gain/(Loss) on Cash Flow Hedges		Accumulated Other Comprehensive Loss
Balance, December 31, 2017	$(74,617)	$(19,601)		$(11,316)		$(105,534)
Other comprehensive income/(loss) before reclassifications	3,401	—		7,149		10,550
Amounts reclassified from accumulated other comprehensive loss, net of tax (provision)/benefit of ($14) and $89, respectively	—	43	(a)	(248)	(b)	(205)
Current period change	3,401	43		6,901		10,345
Amounts reclassified from accumulated other comprehensive loss to retained earnings related to the United States Tax Cuts and Jobs Act	—	(132)		(2,838)		(2,970)
Balance, March 31, 2018	$(71,216)	$(19,690)		$(7,253)		$(98,159)

	Foreign Currency Translation Adjustment	Defined Benefit Plans		Net Unrealized Gain/(Loss) on Cash Flow Hedges		Accumulated Other Comprehensive Loss
Balance, December 31, 2016	$(163,642)	$(19,948)		$(13,726)		$(197,316)
Other comprehensive income/(loss) before reclassifications	23,630	(931)		1,285		23,984
Amounts reclassified from accumulated other comprehensive loss, net of tax (provision)/benefit of ($20) and $120 respectively	—	38	(a)	(191)	(b)	(153)
Current period change	23,630	(893)		1,094		23,831
Balance, March 31, 2017	$(140,012)	$(20,841)		$(12,632)		$(173,485)

(a)	Existing net gains realized were recorded in labor and benefits on the consolidated statements of operations.

(b)	Existing net gains/(losses) realized were recorded in interest expense on the consolidated statements of operations (see Note 6, Derivative Financial Instruments).

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Comprehensive Income Attributable to Noncontrolling Interest
The following table sets forth comprehensive income attributable to noncontrolling interest for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended March 31
	2018	2017
Net income attributable to noncontrolling interest	$927	$1,051
Other comprehensive income/(loss):
Foreign currency translation adjustment	(4,018)	12,623
Net unrealized gain/(loss) on qualifying cash flow hedges, net of tax benefit of $252	—	(588)
Comprehensive income attributable to noncontrolling interest	$(3,091)	$13,086
12. STOCKHOLDERS' EQUITY:
The following tables reconciles the beginning and end of the period equity balance attributable to Genesee & Wyoming Inc. and to noncontrolling interest (dollars in thousands):

	Genesee & Wyoming Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2017	$3,650,466	$245,626	$3,896,092
Net income	75,098	927	76,025
Other comprehensive income	10,345	(4,018)	6,327
Value of shares repurchased under repurchase plan - 792,921 shares	(57,376)	—	(57,376)
Other	2,307	1	2,308
Balance, March 31, 2018	$3,680,840	$242,536	$3,923,376

	Genesee & Wyoming Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2016	$2,966,514	$220,607	$3,187,121
Net income	26,238	1,051	27,289
Other comprehensive income	23,831	12,035	35,866
Other	3,601	(32)	3,569
Balance, March 31, 2017	$3,020,184	$233,661	$3,253,845

13. SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
As of March 31, 2018 and 2017, the Company had outstanding accounts receivable from outside parties for the funding of capital expenditures of $16.1 million and $7.9 million, respectively. As of March 31, 2018 and 2017, the Company also had $8.8 million and $10.7 million, respectively, of purchases of property and equipment that were not paid and, accordingly, were accrued in accounts payable in the normal course of business.
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

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
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
The following tables reflect the balance sheet exchange rates as of March 31, 2018 and December 31, 2017 and the average exchange rates for the three months ended March 31, 2018 and 2017 used to translate the foreign entities respective local currency balance sheet and results of operations into United States dollars for the respective period:

	March 31, 2018	December 31, 2017
United States dollar per Australian dollar	$0.77	$0.78
United States dollar per British pound	$1.40	$1.35
United States dollar per Canadian dollar	$0.78	$0.80
United States dollar per Euro	$1.23	$1.20

	Three Months Ended March 31,
	2018	2017
United States dollar per Australian dollar	$0.79	$0.76
United States dollar per British pound	$1.39	$1.24
United States dollar per Canadian dollar	$0.79	$0.76
United States dollar per Euro	$1.23	$1.07
The following tables set forth select financial data for the Company's reportable segments for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended March 31, 2018
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$245,417	$63,011	$91,211	$399,639
Freight-related revenues	63,832	10,563	66,802	141,197
All other revenues	16,381	1,260	16,184	33,825
Total operating revenues	$325,630	$74,834	$174,197	$574,661
Operating income/(loss)	$73,160	$15,976	$(2,223)	$86,913
Depreciation and amortization	$40,631	$16,007	$9,352	$65,990
Interest expense, net	$8,455	$13,241	$3,042	$24,738
(Benefit from)/provision for income taxes	$(19,485)	$821	$2,774	$(15,890)
Cash expenditures for additions to property & equipment, net of grants from outside parties	$38,563	$5,262	$8,463	$52,288

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended March 31, 2017
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$238,281	$60,874	$78,590	$377,745
Freight-related revenues	65,345	11,709	42,283	119,337
All other revenues	15,850	1,324	4,852	22,026
Total operating revenues	$319,476	$73,907	$125,725	$519,108
Operating income/(loss)	$67,663	$17,159	$(8,922)	$75,900
Depreciation and amortization	$38,867	$15,192	$6,715	$60,774
Interest expense, net	$10,551	$13,987	$1,600	$26,138
(Benefit from)/provision for income taxes	$22,074	$861	$(1,007)	$21,928
Cash expenditures for additions to property & equipment, net of grants from outside parties	$24,215	$1,462	$4,290	$29,967
The following tables set forth select balance sheet data for the Company's reportable segments as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Cash and cash equivalents	$28,845	$68,155	$24,390	$121,390
Property and equipment, net	$3,641,579	$650,934	$348,311	$4,640,824

	December 31, 2017
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Cash and cash equivalents	$13,584	$52,407	$14,481	$80,472
Property and equipment, net	$3,657,801	$664,367	$334,753	$4,656,921
As noted above, the Company owns a 51.1% controlling interest in the Australian Operations. In accordance with the Australia Partnership agreement, the cash and cash equivalents of the Company's Australian Operations can be used to make payments in the usual and regular course of business, to pay down debt of the Australia Partnership and to make distributions to the partners in proportion to their investments.
15. RECENTLY ISSUED ACCOUNTING STANDARDS:
Accounting Standards Not Yet Effective
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
The new standard will become effective for the Company beginning January 1, 2019, and the current transition guidance requires a modified retrospective transition approach. The Company is currently assessing the impact of adopting this guidance on its consolidated financial statements. At December 31, 2017, the Company disclosed approximately $615 million in aggregate future minimum operating lease payments and continues to evaluate those contracts as well as other existing arrangements to determine whether a right-of-use asset or lease liability will need to be recognized under the new standard and will assess new contracts entered into prior to the adoption of the new standard. The adoption of the new standard will result in a material increase to right of use assets and lease liabilities on the Company's consolidated balance sheet, primarily as a result of operating leases currently not recognized on the balance sheet. The Company, however, does not anticipate a material impact to net income as a result of the adoption of this new standard and is currently evaluating disclosure requirements.

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The amendments will become effective for the Company beginning January 1, 2020. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842), Land Easement Practical Expedient for Transition to Topic 842, which permits an entity to make an election not to apply Topic 842 to land easements that existed or expired before the effective date of Topic 842 provided that they were not previously assessed under ASC 840, Leases. Effective January 1, 2019, Topic 842 will be applied to new and modified land easements to determine whether the arrangement should be accounted for as a lease. The Company will apply this guidance upon the adoption of Topic 842 effective January 1, 2019.

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

16. SUBSEQUENT EVENTS:
U.K. Operations Optimization
On May 1, 2018, the Company announced that it had reorganized its U.K. business into three service platforms: Rail (Intermodal and Heavy Haul), Road (former Freightliner and Pentalver road operations) and Terminals (former Freightliner and Pentalver terminals), with a single combined commercial organization responsible for selling all three services. It also announced a program to restructure and further optimize its operations in the U.K. The Company intends to complete the restructuring and optimization program by early 2019. The program includes the rationalization of the locomotive and wagon fleet, management restructuring (following the U.K. consultative process), and technology investments to upgrade systems to enhance productivity and service quality. Restructuring and related expense associated with the optimization is expected to be approximately $55 million (assuming an exchange rate of $1.40 for one British pound) and is comprised of the following (dollars in thousands):

Estimated Restructuring and Related Costs
Rationalization of locomotive and wagon fleet	$29,000
Management restructuring(a)	9,000
Productivity and automation investments	17,000
Total	$55,000
(a) Subject to requisite U.K. consultative process.
Sale of ERS
On May 1, 2018, the Company announced that it signed an agreement to sell ERS, the Company's Continental Europe intermodal business, for €10.4 million. The Company expects the transaction to close in the second quarter of 2018, subject to regulatory approval.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion should be read in conjunction with our consolidated financial statements and related notes set forth in this Quarterly Report on Form 10-Q and our 2017 Annual Report on Form 10-K. Our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP).
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
Overview of Three-Month Results
Consolidated Results
Our operating revenues increased $55.6 million, or 10.7%, to $574.7 million for the three months ended March 31, 2018, compared with $519.1 million for the three months ended March 31, 2017. Operating income for the three months ended March 31, 2018 was $86.9 million, compared with $75.9 million for the three months ended March 31, 2017, an increase of $11.0 million, or 14.5%. Our operating ratio, defined as operating expenses divided by operating revenues, was 84.9% for the three months ended March 31, 2018, compared with 85.4% for the three months ended March 31, 2017.

Net income attributable to G&W for the three months ended March 31, 2018 was $75.1 million, compared with net income of $26.2 million for the three months ended March 31, 2017. Our diluted earnings per common share (EPS) for the three months ended March 31, 2018 were $1.19 with 62.9 million weighted average shares outstanding, compared with diluted EPS of $0.42 with 62.4 million weighted average shares outstanding for the three months ended March 31, 2017.
Our benefit from income taxes for the three months ended March 31, 2018 was $15.9 million, while our provision for income taxes for the three months ended March 31, 2017 was $21.9 million. The benefit from income taxes for the three months ended March 31, 2018 included a $31.6 million benefit from the retroactive extension of the United States Short Line Tax Credit. Excluding the benefit from the retroactive extension, our effective income tax rate for the three months ended March 31, 2018 was 26.2%. Our effective income tax rate for the three months ended March 31, 2017 was 44.6%. The decrease in our effective income tax rate was primarily a result of the Tax Cuts and Jobs Act of 2017 (TCJA), which decreased the United States federal corporate income tax rate from 35% to 21%. See Note 9, Income Taxes, for additional information regarding the TCJA.
Items Affecting Comparability
Our results for the three months ended March 31, 2018 and 2017 included certain items affecting comparability between the periods that are set forth below (dollars in millions, except per share amounts):

	Income/(Loss) Before Taxes Impact	After-Tax Net Income/(Loss) Attributable to G&W Impact	Diluted Earnings/(Loss) Per Common Share Impact
Three Months Ended March 31, 2018
Corporate development and related costs	$(0.2)	$(0.1)	$—
Restructuring costs	$(0.3)	$(0.2)	$—
2017 Short Line Tax Credit	$—	$31.6	$0.50

Three Months Ended March 31, 2017
Corporate development and related costs	$(5.4)	$(3.2)	$(0.05)
Restructuring costs	$(3.8)	$(3.5)	$(0.06)
For the three months ended March 31, 2018, our results included a $31.6 million income tax benefit associated with the retroactive extension of the United States Short Line Tax Credit for fiscal year 2017, which was enacted in February 2018. The results for the three months ended March 31, 2018 also included restructuring costs of $0.3 million and corporate development and related costs of $0.2 million.
For the three months ended March 31, 2017, our results included corporate development and related costs of $5.4 million, as well as restructuring costs of $3.8 million, primarily related to severance costs associated with our 2017 restructuring of our Continental Europe intermodal business, ERS Railways B.V. (ERS).
Results by Segment
North America
Operating revenues from our North American Operations increased $6.2 million, or 1.9%, to $325.6 million for the three months ended March 31, 2018, compared with $319.5 million for the three months ended March 31, 2017. Excluding a $1.1 million increase due to the impact of foreign currency appreciation, and $1.0 million of revenues from new operations, North American Operations same railroad revenues increased $4.0 million, or 1.3%.
North American Operations traffic increased 2,997 carloads, or 0.7%, to 406,013 carloads for the three months ended March 31, 2018. Excluding 1,570 carloads from new operations, same railroad traffic increased 1,427 carloads, or 0.4%. The same railroad traffic increase was principally due to increases of 2,583 carloads of pulp and paper (primarily in the Southern and Central regions), 2,131 carloads of other commodity traffic (primarily Class I overhead traffic in the Central and Midwest regions) and 1,662 carloads of lumber and forest products traffic (primarily in the Western Region), partially offset by decreases of 3,597 carloads of agricultural products traffic (primarily in the Midwest and Central regions) and 2,835 carloads of chemicals and plastics traffic (primarily in the Western and Northeast regions). All remaining traffic increased by a net 1,483 carloads.

Operating income from our North American Operations for the three months ended March 31, 2018 was $73.2 million, compared with $67.7 million for the three months ended March 31, 2017. The operating ratio for our North American Operations for the three months ended March 31, 2018 was 77.5%, compared with 78.8% for the three months ended March 31, 2017.
Australia
Operating revenues from our Australian Operations increased $0.9 million, or 1.3%, to $74.8 million for the three months ended March 31, 2018, compared with $73.9 million for the three months ended March 31, 2017. Excluding a $2.7 million increase due to the impact of foreign currency appreciation, Australian Operations operating revenues decreased $1.8 million, or 2.3%, primarily due to a decrease in agricultural products revenues.
Australian Operations traffic decreased 5,901 carloads, or 3.9%, to 143,515 carloads for the three months ended March 31, 2018. The traffic decrease was principally due to a decrease of 2,154 carloads of agricultural products traffic and 2,035 carloads of metallic ores traffic. All remaining traffic decreased by a net 1,712 carloads.
Operating income from our Australian Operations for the three months ended March 31, 2018 was $16.0 million, compared with $17.2 million for the three months ended March 31, 2017. The operating ratio for our Australian Operations was 78.7% for the three months ended March 31, 2018, compared with an operating ratio of 76.8% for the three months ended March 31, 2017.
U.K./Europe
Operating revenues from our U.K./European Operations increased $48.5 million, or 38.6%, to $174.2 million for the three months ended March 31, 2018, compared with $125.7 million for the three months ended March 31, 2017. Excluding $34.7 million from new operations and a $16.9 million increase due to the impact of foreign currency appreciation, U.K./European Operations same railroad revenues decreased $3.2 million, or 2.2%, primarily due to a decrease in Continental Europe intermodal revenues following the discontinuation of certain intermodal train services as part of our 2017 restructuring of ERS and decreased U.K. infrastructure revenues, partially offset by increased minerals and stone freight revenues in Poland and the U.K.
U.K./European Operations traffic decreased 7,031 carloads, or 2.6%, to 261,785 carloads for the three months ended March 31, 2018. The traffic decrease was principally due to decreases of 13,033 carloads of intermodal traffic (in the U.K. and Continental Europe) and 4,666 carloads of coal and coke traffic (primarily in the U.K.), partially offset by an increase of 11,215 carloads of minerals and stone traffic (primarily in Poland). All remaining traffic decreased by a net 547 carloads.
Operating loss from our U.K./European Operations was $2.2 million for the three months ended March 31, 2018, compared with an operating loss of $8.9 million for the three months ended March 31, 2017. As described further in Note 1, Principles of Consolidation and Basis of Presentation, set forth in "Part I Item 1. Financial Statements" of this quarterly report, the recent change in U.S. GAAP accounting to reclassify pension returns and interest costs from operating to non-operating income had the impact of reducing U.K./Europe's operating income by $2.3 million and $1.6 million for the three months ended March 31, 2018 and 2017, respectively. The operating ratio for our U.K./European Operations was 101.3% for the three months ended March 31, 2018, compared with an operating ratio of 107.1% for the three months ended March 31, 2017.

On May 1, 2018, we announced we have reorganized our U.K. business into three service platforms: Rail (Intermodal and Heavy Haul), Road (former Freightliner Group Limited (Freightliner) and Pentalver Transport Limited (Pentalver) road operations) and Terminals (former Freightliner and Pentalver terminals), with a single combined commercial organization responsible for selling all three services. We also announced a program to restructure and further optimize our operations in the U.K. We intend to complete the restructuring and optimization program by early 2019. The program includes the rationalization of the locomotive and wagon fleet, management restructuring (following the U.K. consultative process), and technology investments to upgrade systems to enhance productivity and service quality. Restructuring and related expense associated with the optimization is expected to be approximately $55 million (assuming an exchange rate of $1.40 for one British pound) and are comprised of the following, including our current estimate of the timing of the related charges, which is subject to change (dollars in thousands):

	Three Months Ended June 30, 2018	Six Months Ended December 31, 2018	Six Months Ended June 30, 2019	Estimated Restructuring and Related Costs	Estimated Annual Savings
Rationalization of locomotive and wagon fleet	$26,000	$3,000	$—	$29,000	$10,000
Management restructuring(a)	1,000	6,000	2,000	9,000	3,000
Productivity and automation investments	3,000	5,000	9,000	17,000	5,000
Total	$30,000	$14,000	$11,000	$55,000	$18,000
(a) Subject to requisite U.K. consultative process.
The expected timing of estimated annual savings is as follows (dollars in thousands):

	2018	2019	2020
Estimated annual savings	$5,000	$15,000	$18,000
Changes in Operations
North American Operations
Heart of Georgia Railroad, Inc.: On May 31, 2017, we completed the acquisition of all the outstanding shares of Atlantic Western Transportation, Inc., the parent company of Heart of Georgia Railroad, Inc. (HOG), for $5.6 million in cash and contingent consideration of $5.7 million. The contingent consideration is payable to the sellers upon satisfaction of certain conditions, which we expect to be paid in 2021. The results of operations from HOG have been included in our consolidated statements of operations since the acquisition date. For additional information regarding HOG, see Note 2, Changes in Operations, to our Consolidated Financial Statements set forth in "Part I Item 1. Financial Statements" of this quarterly report.
U.K./European Operations
Pentalver Transport Limited: On May 3, 2017, our subsidiary, GWI UK Acquisition Company Limited, purchased for cash all of the issued share capital of Pentalver from a subsidiary of APM Terminals (a subsidiary of A P Møller-Maersk A/S) for £97.8 million (or $126.2 million at the exchange rate on May 3, 2017) or £77.5 million (or $100.1 million at the exchange rate on May 3, 2017) net of £20.2 million (or $26.1 million at the exchange rate on May 3, 2017) of cash received in connection with the sale. We funded the acquisition with borrowings under our Second Amended and Restated Senior Secured Syndicated Credit Facility Agreement (the Credit Agreement). The foreign exchange rate used to translate the total consideration to United States dollars was $1.29 for one British pound.
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
The results of operations from Pentalver have been included in our consolidated statements of operations since the May 3, 2017 acquisition date. For additional information regarding the acquisition of Pentalver, see Note 2, Changes in Operations, to our Consolidated Financial Statements set forth in "Part I Item 1. Financial Statements" of this quarterly report.

Three Months Ended March 31, 2018 Compared with Three Months Ended March 31, 2017
Consolidated Operating Results
Operating Revenues
The following table sets forth our operating revenues and total carloads by new operations and existing operations for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended March 31,				Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations		Currency Impact
	2018
	Total Operations	New Operations	Existing Operations	2017	Amount	%	Amount	%
Freight revenues	$399,639	$875	$398,764	$377,745	$21,894	5.8%	$21,019	5.6%	$13,704
Freight-related revenues	141,197	24,381	116,816	119,337	21,860	18.3%	(2,521)	(2.1)%	6,218
All other revenues	33,825	10,470	23,355	22,026	11,799	53.6%	1,329	6.0%	794
Total operating revenues	$574,661	$35,726	$538,935	$519,108	$55,553	10.7%	$19,827	3.8%	$20,716
Carloads	811,313	1,570	809,743	821,248	(9,935)	(1.2)%	(11,505)	(1.4)%
Operating Expenses
Total operating expenses for the three months ended March 31, 2018 increased $44.5 million, or 10.0%, to $487.7 million, compared with $443.2 million for the three months ended March 31, 2017. The increase consisted of $34.6 million from new operations and $9.9 million from existing operations. The increase from existing operations was primarily due to a $21.5 million increase from the net appreciation of foreign currencies relative to the United States dollar, as well as increases in diesel fuel used in train operations of $6.1 million, labor and benefits expense of $3.1 million, and depreciation and amortization of $2.1 million. These increases were partially offset by decreases of $6.0 million in equipment rents, $4.2 million in other expenses, $4.0 million in restructuring costs, $3.3 million in casualties and insurance, $2.7 million in trackage rights and $2.1 million in purchased services.
The following table sets forth our total operating expenses for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended March 31,				Increase/(Decrease)	Currency Impact	2017 Constant Currency*	Increase/(Decrease)Constant Currency*
	2018		2017
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$183,716	32.0%	$167,138	32.2%	$16,578	$6,110	$173,248	$10,468
Equipment rents	34,087	5.9%	33,871	6.5%	216	2,734	36,605	(2,518)
Purchased services	64,102	11.2%	51,001	9.8%	13,101	4,464	55,465	8,637
Depreciation and amortization	65,990	11.5%	60,774	11.7%	5,216	1,700	62,474	3,516
Diesel fuel used in train operations	46,151	8.0%	38,153	7.4%	7,998	1,869	40,022	6,129
Electricity used in train operations	2,234	0.4%	3,173	0.6%	(939)	453	3,626	(1,392)
Casualties and insurance	9,966	1.7%	12,543	2.4%	(2,577)	279	12,822	(2,856)
Materials	32,469	5.7%	20,546	4.0%	11,923	727	21,273	11,196
Trackage rights	20,978	3.7%	22,223	4.3%	(1,245)	1,464	23,687	(2,709)
Net gain on sale and impairment of assets	(1,036)	(0.2)%	(427)	(0.1)%	(609)	1	(426)	(610)
Restructuring costs	283	—%	3,755	0.7%	(3,472)	522	4,277	(3,994)
Other expenses	28,808	5.0%	30,458	5.9%	(1,650)	1,209	31,667	(2,859)
Total operating expenses	$487,748	84.9%	$443,208	85.4%	$44,540	$21,532	$464,740	$23,008
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.

Operating Income/Operating Ratio
Operating income was $86.9 million for the three months ended March 31, 2018, compared with $75.9 million for the three months ended March 31, 2017. Operating income for the three months ended March 31, 2018 included restructuring costs of $0.3 million and corporate development and related costs of $0.2 million. Operating income for the three months ended March 31, 2017 included corporate development and related costs of $5.4 million, as well as restructuring costs of $3.8 million, primarily related to severance costs associated with our 2017 restructuring of ERS. Our operating ratio was 84.9% for the three months ended March 31, 2018, compared with 85.4% for the three months ended March 31, 2017.
Interest Expense
Interest expense was $25.2 million for the three months ended March 31, 2018, compared with $26.4 million for the three months ended March 31, 2017. The decrease in interest expense was primarily due to a decrease in the weighted average outstanding loan balances, partially offset by an increase in interest rates in 2018 compared with 2017. The increase in interest rates resulted primarily from an increase in the LIBOR rate, partially offset by a decrease in our borrowing spread.
Benefit from/Provision for Income Taxes
Our benefit from income taxes for the three months ended March 31, 2018 was $15.9 million, while our provision for income taxes for the three months ended March 31, 2017 was $21.9 million. The benefit from income taxes for the three months ended March 31, 2018 included a $31.6 million benefit from the retroactive extension of the United States Short Line Tax Credit. Excluding the benefit from the retroactive extension, our effective income tax rate for the three months ended March 31, 2018 was 26.2%. Our effective income tax rate for the three months ended March 31, 2017 was 44.6%. The decrease in our effective income tax rate was primarily a result of the Tax Cuts and Jobs Act of 2017 (TCJA), which decreased the United States federal corporate income tax rate from 35% to 21%. In addition, our provision for income taxes for the three months ended March 31, 2017 included the recording of a valuation allowance of €1.6 million (or $1.7 million at the average exchange rate on March 31, 2017) associated with tax losses in the Netherlands primarily driven by losses at ERS. For additional information regarding our benefit from/provision for income taxes, see Note 9, Income Taxes, to our Consolidated Financial Statements set forth in "Part I Item 1. Financial Statements" of this quarterly report.
Net Income Attributable to G&W and Earnings Per Common Share
Net income attributable to G&W for the three months ended March 31, 2018 was $75.1 million, compared with $26.2 million for the three months ended March 31, 2017. Our basic EPS were $1.21 with 61.9 million weighted average shares outstanding for the three months ended March 31, 2018, compared with basic EPS of $0.43 with 61.4 million weighted average shares outstanding for the three months ended March 31, 2017. Our diluted EPS for the three months ended March 31, 2018 were $1.19 with 62.9 million weighted average shares outstanding, compared with diluted EPS of $0.42 with 62.4 million weighted average shares outstanding for the three months ended March 31, 2017. Our results for the three months ended March 31, 2018 and 2017 included certain items affecting comparability between the periods as previously presented in the "Overview—Overview of Three-Month Results—Items Affecting Comparability."
Net Income Attributable to Noncontrolling Interest
We own a 51.1% controlling interest in our Australian Operations. As such, we include 100% of the revenues and expenses from our Australian Operations within our consolidated financial statements and report a noncontrolling interest for MIRA’s 48.9% equity ownership. Net income attributable to noncontrolling interest for the three months ended March 31, 2018 was $0.9 million, compared with $1.1 million for three months ended March 31, 2017.
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

The following tables set forth results from our North American Operations, Australian Operations and U.K./European Operations for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended March 31, 2018
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$245,417	$63,011	$91,211	$399,639
Freight-related revenues	63,832	10,563	66,802	141,197
All other revenues	16,381	1,260	16,184	33,825
Total operating revenues	$325,630	$74,834	$174,197	$574,661
Operating expenses:
Labor and benefits	$111,917	$19,032	$52,767	$183,716
Equipment rents	12,500	1,315	20,272	34,087
Purchased services	13,930	6,389	43,783	64,102
Depreciation and amortization	40,631	16,007	9,352	65,990
Diesel fuel used in train operations	25,480	7,310	13,361	46,151
Electricity used in train operations	—	—	2,234	2,234
Casualties and insurance	6,457	1,781	1,728	9,966
Materials	13,190	2,961	16,318	32,469
Trackage rights	9,112	2,214	9,652	20,978
Net gain on sale and impairment of assets	(912)	(46)	(78)	(1,036)
Restructuring costs	34	—	249	283
Other expenses	20,131	1,895	6,782	28,808
Total operating expenses	252,470	58,858	176,420	487,748
Operating income/(loss)	$73,160	$15,976	$(2,223)	$86,913
Operating ratio	77.5%	78.7%	101.3%	84.9%
Interest expense, net	$8,455	$13,241	$3,042	$24,738
(Benefit from)/provision for income taxes	$(19,485)	$821	$2,774	$(15,890)
Expenditures for additions to property & equipment, net of grants from outside parties	$38,563	$5,262	$8,463	$52,288
Carloads	406,013	143,515	261,785	811,313

	Three Months Ended March 31, 2017
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$238,281	$60,874	$78,590	$377,745
Freight-related revenues	65,345	11,709	42,283	119,337
All other revenues	15,850	1,324	4,852	22,026
Total operating revenues	$319,476	$73,907	$125,725	$519,108
Operating expenses:
Labor and benefits	110,158	17,054	39,926	167,138
Equipment rents	13,990	1,401	18,480	33,871
Purchased services	14,673	6,212	30,116	51,001
Depreciation and amortization	38,867	15,192	6,715	60,774
Diesel fuel used in train operations	20,558	6,590	11,005	38,153
Electricity used in train operations	—	—	3,173	3,173
Casualties and insurance	10,233	1,473	837	12,543
Materials	13,463	2,714	4,369	20,546
Trackage rights	9,518	3,408	9,297	22,223
Net (gain)/loss on sale and impairment of assets	(432)	(2)	7	(427)
Restructuring costs	54	338	3,363	3,755
Other expenses	20,731	2,368	7,359	30,458
Total operating expenses	251,813	56,748	134,647	443,208
Operating income/(loss)	$67,663	$17,159	$(8,922)	$75,900
Operating ratio	78.8%	76.8%	107.1%	85.4%
Interest expense, net	$10,551	$13,987	$1,600	$26,138
(Benefit from)/provision for income taxes	$22,074	$861	$(1,007)	$21,928
Expenditures for additions to property & equipment, net of grants from outside parties	$24,215	$1,462	$4,290	$29,967
Carloads	403,016	149,416	268,816	821,248
North American Operations
Operating Revenues
The following table sets forth our North American Operations operating revenues and carloads by new operations and existing operations for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended March 31,				Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations		Currency Impact
	2018			2017
	Total Operations	New Operations	Existing Operations		Amount	%	Amount	%
Freight revenues	$245,417	$875	$244,542	$238,281	$7,136	3.0%	$6,261	2.6%	$771
Freight-related revenues	63,832	139	63,693	65,345	(1,513)	(2.3)%	(1,652)	(2.5)%	203
All other revenues	16,381	6	16,375	15,850	531	3.4%	525	3.3%	127
Total operating revenues	$325,630	$1,020	$324,610	$319,476	$6,154	1.9%	$5,134	1.6%	$1,101
Carloads	406,013	1,570	404,443	403,016	2,997	0.7%	1,427	0.4%

Freight Revenues
The following table sets forth the changes in our North American Operations freight revenues by commodity group segregated into new operations and existing operations for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended March 31,		Increase/(Decrease) in Total Operations	New Operations	Currency Impact	2017 Constant Currency*	Increase/(Decrease) in Existing Operations Constant Currency*
	2018	2017
Commodity Group	Amount	Amount
Agricultural Products	$31,372	$32,978	$(1,606)	$72	$100	$33,078	$(1,778)
Autos & Auto Parts	5,367	5,210	157	—	23	5,233	134
Chemicals & Plastics	36,217	37,515	(1,298)	138	141	37,656	(1,577)
Coal & Coke	19,945	21,733	(1,788)	—	29	21,762	(1,817)
Food & Kindred Products	8,350	8,274	76	—	13	8,287	63
Intermodal	309	177	132	—	—	177	132
Lumber & Forest Products	22,439	20,376	2,063	635	49	20,425	1,379
Metallic Ores	3,573	3,896	(323)	—	43	3,939	(366)
Metals	28,394	26,594	1,800	—	110	26,704	1,690
Minerals & Stone	30,518	28,115	2,403	6	41	28,156	2,356
Petroleum Products	18,483	18,427	56	1	60	18,487	(5)
Pulp & Paper	28,871	25,478	3,393	—	142	25,620	3,251
Waste	5,888	5,194	694	—	3	5,197	691
Other	5,691	4,314	1,377	23	17	4,331	1,337
Total freight revenues	$245,417	$238,281	$7,136	$875	$771	$239,052	$5,490
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.

The following table sets forth our North American Operations freight revenues, carloads and average freight revenues per carload for the three months ended March 31, 2018 and 2017 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads		Average Freight Revenues Per Carload

	Three Months Ended March 31,				Three Months Ended March 31,		Three Months Ended March 31,
	2018		2017 Constant Currency*
Commodity Group	Amount	% of Total	Amount	% of Total	2018	2017	2018	2017	2017 Constant Currency*
Agricultural Products	$31,372	12.8%	$33,078	13.8%	53,764	57,251	$584	$576	$578
Autos & Auto Parts	5,367	2.2%	5,233	2.2%	8,716	8,793	616	593	595
Chemicals & Plastics	36,217	14.8%	37,656	15.7%	43,342	46,008	836	815	818
Coal & Coke	19,945	8.1%	21,762	9.1%	61,966	63,299	322	343	344
Food & Kindred Products	8,350	3.4%	8,287	3.5%	15,183	14,870	550	556	557
Intermodal	309	0.1%	177	0.1%	3,084	1,801	100	98	98
Lumber & Forest Products	22,439	9.1%	20,425	8.6%	36,250	33,555	619	607	609
Metallic Ores	3,573	1.5%	3,939	1.6%	4,396	4,924	813	791	800
Metals	28,394	11.6%	26,704	11.2%	35,238	35,798	806	743	746
Minerals & Stone	30,518	12.4%	28,156	11.8%	47,696	47,045	640	598	598
Petroleum Products	18,483	7.5%	18,487	7.7%	25,660	25,137	720	733	735
Pulp & Paper	28,871	11.8%	25,620	10.7%	41,357	38,774	698	657	661
Waste	5,888	2.4%	5,197	2.2%	11,981	10,744	491	483	484
Other	5,691	2.3%	4,331	1.8%	17,380	15,017	327	287	288
Total	$245,417	100.0%	$239,052	100.0%	406,013	403,016	$604	$591	$593
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
Total traffic from our North American Operations increased 2,997 carloads, or 0.7%, to 406,013 carloads for the three months ended March 31, 2018. Excluding 1,570 carloads from new operations, same railroad traffic increased 1,427 carloads, or 0.4%. The same railroad traffic increase was principally due to increases of 2,583 carloads of pulp and paper, 2,131 carloads of other commodity traffic and 1,662 carloads of lumber and forest products traffic, partially offset by decreases of 3,597 carloads of agricultural products traffic and 2,835 carloads of chemicals and plastics traffic. All remaining traffic increased by a net 1,483 carloads.
Changes in average freight revenues per carload in a commodity group may be impacted by changes in customer rates and fuel surcharges, as well as changes in the mix of customer traffic within a commodity group. Excluding a 0.4% impact of foreign currency, average freight revenues per carload from our North American Operations increased 1.9% to $604 for the three months ended March 31, 2018, compared with the same period in 2017. Average freight revenues per carload from existing operations, excluding the impact of foreign currency, increased 2.0% to $605 for the three months ended March 31, 2018, compared with the same period in 2017. Higher fuel surcharges increased average freight revenues by 1.6% and a change in the mix of commodities decreased average freight revenues per carload by 0.6%. Excluding these factors, average freight revenues per carload increased 1.0%.
The following information discusses the significant changes in our North American Operations freight revenues from existing operations by commodity group excluding the impact of foreign currency.
Agricultural products revenues decreased $1.8 million, or 5.4%. Agricultural products traffic decreased 3,597 carloads, or 6.3%, which decreased revenues by $2.1 million, while average freight revenues per carload increased 0.9%, which increased revenues by $0.3 million. The carload decrease was primarily due to unfavorable grain market conditions and barge competition in the midwestern United States, as well as the residual impact of the 2017 drought on current harvests in the central United States.

Chemicals and plastics revenues decreased $1.6 million, or 4.2%. Chemicals and plastics traffic decreased 2,835 carloads, or 6.2%, which decreased revenues by $2.4 million, while average freight revenues per carload increased 2.2%, which increased revenues by $0.8 million. The decrease in carloads was primarily due to decreased shipments of ethanol in the midwestern United States due to barge competition, reduced acid shipments to mining customers in the southwestern United States and decreased shipments of industrial chemicals as a result of a plant closure in the northeastern United States.
Coal and coke revenues decreased $1.8 million, or 8.3%. Coal and coke average freight revenues per carload decreased 6.4%, which decreased revenues by $1.4 million, and traffic decreased 1,333 carloads, or 2.1%, which decreased revenues by $0.4 million. The decrease in carloads was primarily due to reduced demand for utility coal in the midwestern United States resulting from the mild winter weather. The decrease in average freight revenues per carload was due to a change in business mix.
Lumber and forest products revenues increased $1.4 million, or 6.8%. Lumber and forest products traffic increased 1,662 carloads, or 5.0%, which increased revenues by $1.0 million, and average freight revenues per carload increased 1.7%, which increased revenues $0.4 million. The increase in carloads was primarily due to increased shipments of lumber in the western United States.
Metals revenues increased $1.7 million, or 6.3%. Metals average freight revenues per carload increased 8.0%, which increased revenues by $2.1 million, which was partially offset by a decrease of 560 carloads, which decreased revenues by $0.5 million. The increase in average freight revenues per carload was primarily due to an increase in pipe and metal slab shipments and a decrease in scrap shipments in the southern United States.
Minerals and stone revenues increased $2.4 million, or 8.4%. Minerals and stone average freight revenues per carload increased 7.0%, which increased revenues by $2.0 million, and traffic increased 626 carloads, or 1.3%, which increased revenues by $0.4 million. The increase in average freight revenues per carload was primarily due to a change in the mix of business.
Pulp and paper revenues increased $3.3 million, or 12.7%. Pulp and paper traffic increased 2,583 carloads, or 6.7%, which increased revenues by $1.8 million, and average freight revenues per carload increased 5.7%, which increased revenues by $1.4 million. The increase in carloads was primarily due to increased containerboard shipments across North America and the temporary shutdown of a mill in the southern United States in 2017. The increase in average freight revenues per carload was primarily due to increased fuel surcharge revenue.
Other revenues increased $1.3 million, or 30.9%. Other revenues traffic increased 2,131 carloads, or 14.2%, which increased revenues by $0.7 million, and average freight revenues per carload increased 14.9%, which increased revenues $0.6 million. The increase in carloads was primarily due to increased shipments of Class I overhead traffic in the central and midwestern United States. The increase in average freight revenues per carload was primarily due to shipments of wind towers in the midwestern United States.
Freight revenues from all remaining commodities combined increased by a net $0.6 million.
Freight-Related Revenues
Excluding a $0.2 million increase due to the impact of foreign currency appreciation, freight-related revenues from our North American Operations, which includes revenues from railcar switching, track access fees, storage and other ancillary revenues related to the movement of freight, decreased $1.7 million, or 2.6%, to $63.8 million for the three months ended March 31, 2018, compared with $65.5 million for the three months ended March 31, 2017. The decrease was primarily due to the recognition of $3.4 million of revenue from a multi-year take-or-pay volume shortfall under a crude-by-rail contract in 2017 and decreased storage revenues, partially offset by increased switching revenues primarily related to a new iron ore customer in Canada and stronger intermodal and grain volumes.
All Other Revenues
Excluding a $0.1 million increase due to the impact of foreign currency appreciation, all other revenues from our North American Operations, which includes revenues from third-party railcar and locomotive repairs, property rentals and other ancillary revenues not directly related to the movement of freight, increased $0.4 million, or 2.5%, to $16.4 million for the three months ended March 31, 2018, compared with $16.0 million for the three months ended March 31, 2017.

Operating Expenses
Total operating expenses from our North American Operations increased $0.7 million, or 0.3%, to $252.5 million for the three months ended March 31, 2018, compared with $251.8 million for the three months ended March 31, 2017. The increase included $0.8 million from new operations, partially offset by a decrease of $0.2 million from existing operations. The following table sets forth operating expenses from our North American Operations for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended March 31,							Increase/(Decrease) Constant Currency*
	2018		2017			Currency Impact	2017 Constant Currency*
	Amount	% of Operating Revenues	Amount	% of Operating Revenues	Increase/(Decrease)
Labor and benefits	$111,917	34.4%	$110,158	34.5%	$1,759	$370	$110,528	$1,389
Equipment rents	12,500	3.8%	13,990	4.4%	(1,490)	40	14,030	(1,530)
Purchased services	13,930	4.3%	14,673	4.6%	(743)	52	14,725	(795)
Depreciation and amortization	40,631	12.5%	38,867	12.1%	1,764	267	39,134	1,497
Diesel fuel used in train operations	25,480	7.8%	20,558	6.4%	4,922	138	20,696	4,784
Casualties and insurance	6,457	2.0%	10,233	3.2%	(3,776)	122	10,355	(3,898)
Materials	13,190	4.0%	13,463	4.2%	(273)	56	13,519	(329)
Trackage rights	9,112	2.8%	9,518	3.0%	(406)	9	9,527	(415)
Net gain on sale and impairment of assets	(912)	(0.3)%	(432)	(0.1)%	(480)	—	(432)	(480)
Restructuring costs	34	—%	54	—%	(20)	—	54	(20)
Other expenses	20,131	6.2%	20,731	6.5%	(600)	66	20,797	(666)
Total operating expenses	$252,470	77.5%	$251,813	78.8%	$657	$1,120	$252,933	$(463)
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following information discusses the significant changes in operating expenses of our North American Operations excluding an increase of $1.1 million due to the impact from foreign currency appreciation.
Labor and benefits expense was $111.9 million for the three months ended March 31, 2018, compared with $110.5 million for the three months ended March 31, 2017, an increase of $1.4 million, or 1.3%. The increase consisted of $1.1 million from existing operations and $0.3 million from new operations. The increase from existing operations was primarily due to annual wage increases.
Equipment rents expense was $12.5 million for the three months ended March 31, 2018, compared with $14.0 million for the three months ended March 31, 2017, a decrease of $1.5 million, or 10.9%. The decrease was primarily due to the effect of buyouts of certain of our locomotive leases during 2017 and reduced car hire expense.
Depreciation and amortization expense was $40.6 million for the three months ended March 31, 2018, compared with $39.1 million for the three months ended March 31, 2017, an increase of $1.5 million, or 3.8%. The increase was primarily attributable to a larger depreciable asset base in 2018 compared with 2017, reflecting capital spending in 2017.
The cost of diesel fuel used in train operations was $25.5 million for the three months ended March 31, 2018, compared with $20.7 million for the three months ended March 31, 2017, an increase of $4.8 million, or 23.1%. The increase consisted of $4.3 million due to a 21.0% increase in average fuel cost per gallon and $0.4 million due to a 1.5% increase in diesel fuel consumption.
Casualties and insurance expense was $6.5 million for the three months ended March 31, 2018, compared with $10.4 million for the three months ended March 31, 2017, a decrease of $3.9 million, or 37.6%. The decrease was primarily attributable to lower derailment and washout expense in 2018.
Operating Income/Operating Ratio
Operating income from our North American Operations was $73.2 million for the three months ended March 31, 2018, compared with $67.7 million for the three months ended March 31, 2017. Operating income for the three months ended March 31, 2018 included corporate development and related costs of $0.2 million. Operating income for the three months ended March 31, 2017 included corporate development and related costs of $5.2 million. The operating ratio was 77.5% for the three months ended March 31, 2018, compared with 78.8% for the three months ended March 31, 2017.

Australian Operations
Operating Revenues
As previously disclosed, we own a controlling 51.1% interest in our Australian Operations. Therefore, we include 100% of our Australian Operations within revenues and expenses within our consolidated financial statements with an after-tax net impact allocated to noncontrolling interest to reflect MIRA's 48.9% ownership. The following table sets forth our Australian Operations operating revenues and carloads for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended March 31,		Increase/(Decrease) in Total Operations		Currency Impact

	2018	2017	Amount	%
Freight revenues	$63,011	$60,874	$2,137	3.5%	$2,215
Freight-related revenues	10,563	11,709	(1,146)	(9.8)%	431
All other revenues	1,260	1,324	(64)	(4.8)%	42
Total operating revenues	$74,834	$73,907	$927	1.3%	$2,688
Carloads	143,515	149,416	(5,901)	(3.9)%
Freight Revenues
The following table sets forth the changes in our Australian Operations freight revenues by commodity group for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended		Increase/(Decrease) in Total Operations	Currency Impact	2017 Constant Currency*	Increase/(Decrease) Constant Currency*
	March 31,
Commodity Group	2018	2017
Agricultural Products	$5,483	$5,746	$(263)	$214	$5,960	$(477)
Coal & Coke	31,579	29,521	2,058	1,102	30,623	956
Intermodal	15,973	15,867	106	575	16,442	(469)
Metallic Ores	7,731	7,631	100	247	7,878	(147)
Minerals & Stone	2,094	1,979	115	73	2,052	42
Petroleum Products	151	130	21	4	134	17
Total freight revenues	$63,011	$60,874	$2,137	$2,215	$63,089	$(78)
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following table sets forth our Australian Operations freight revenues, carloads and average freight revenues per carload for the three months ended March 31, 2018 and 2017 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads		Average Freight Revenues Per Carload

	Three Months Ended March 31,				Three Months Ended March 31,		Three Months Ended March 31,
	2018		2017 Constant Currency*
Commodity Group	Amount	% of Total	Amount	% of Total	2018	2017	2018	2017	2017 Constant Currency*
Agricultural Products	$5,483	8.7%	$5,960	9.4%	13,112	15,266	$418	$376	$390
Coal & Coke	31,579	50.2%	30,623	48.5%	96,856	97,684	326	302	313
Intermodal	15,973	25.3%	16,442	26.1%	12,754	13,578	1,252	1,169	1,211
Metallic Ores	7,731	12.3%	7,878	12.5%	4,871	6,906	1,587	1,105	1,141
Minerals & Stone	2,094	3.3%	2,052	3.3%	15,863	15,928	132	124	129
Petroleum Products	151	0.2%	134	0.2%	59	54	2,559	2,407	2,481
Total	$63,011	100.0%	$63,089	100.0%	143,515	149,416	$439	$407	$422
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
Total traffic from our Australian Operations decreased 5,901 carloads to 143,515 carloads for the three months ended March 31, 2018, compared with the same period in 2017. The traffic decrease was principally due to a decrease of 2,154 carloads of agricultural products traffic and 2,035 carloads of metallic ores traffic. All remaining traffic decreased by a net 1,712 carloads.

Changes in average freight revenues per carload in a commodity group may be impacted by changes in customer rates and fuel surcharges, as well as changes in the mix of customer traffic within a commodity group. Excluding a 3.9% impact of foreign currency, average freight revenues per carload from our Australian Operations increased 4.0% to $439 for the three months ended March 31, 2018, compared with the same period in 2017.
Freight-Related Revenues
Excluding a $0.4 million increase due to the impact of foreign currency appreciation, freight-related revenues from our Australian Operations, which includes revenues from railcar switching, track access rights, crewing services, storage and other ancillary revenues related to the movement of freight, decreased $1.6 million, or 13.0%, to $10.6 million for the three months ended March 31, 2018, compared with $12.1 million for the three months ended March 31, 2017. The decrease in freight-related revenues was primarily due to decreased agricultural products-related switching revenues as a result of a smaller harvest in 2018.
All Other Revenues
Excluding the impact of foreign currency appreciation, all other revenues from our Australian Operations, which includes revenues from third-party railcar and locomotive repairs, property rentals and other ancillary revenues not directly related to the movement of freight, decreased $0.1 million, or 7.8%, to $1.3 million for the three months ended March 31, 2018, compared with $1.4 million for the three months ended March 31, 2017.
Operating Expenses
Total operating expenses from our Australian Operations for the three months ended March 31, 2018 increased $2.1 million, or 3.7%, to $58.9 million, compared with $56.7 million for the three months ended March 31, 2017. The increase in operating expenses included $2.1 million from the appreciation of the Australian dollar relative to the United States dollar. The following table sets forth operating expenses from our Australian Operations for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended March 31,				Increase/(Decrease)	Currency Impact	2017 Constant Currency*	Increase/(Decrease) Constant Currency*
	2018		2017
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$19,032	25.4%	$17,054	23.1%	$1,978	$633	$17,687	$1,345
Equipment rents	1,315	1.8%	1,401	1.9%	(86)	51	1,452	(137)
Purchased services	6,389	8.5%	6,212	8.4%	177	215	6,427	(38)
Depreciation and amortization	16,007	21.4%	15,192	20.6%	815	556	15,748	259
Diesel fuel used in train operations	7,310	9.8%	6,590	8.9%	720	241	6,831	479
Casualties and insurance	1,781	2.4%	1,473	2.0%	308	54	1,527	254
Materials	2,961	4.0%	2,714	3.6%	247	97	2,811	150
Trackage rights	2,214	3.0%	3,408	4.6%	(1,194)	125	3,533	(1,319)
Net gain on sale and impairment of assets	(46)	(0.1)%	(2)	—%	(44)	—	(2)	(44)
Restructuring costs	—	—%	338	0.5%	(338)	9	347	(347)
Other expenses	1,895	2.5%	2,368	3.2%	(473)	83	2,451	(556)
Total operating expenses	$58,858	78.7%	$56,748	76.8%	$2,110	$2,064	$58,812	$46
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following information discusses the significant changes in operating expenses of our Australian Operations excluding a $2.1 million increase from the impact of foreign currency appreciation.
Labor and benefits expense was $19.0 million for the three months ended March 31, 2018, compared with $17.7 million for the three months ended March 31, 2017, an increase of $1.3 million, or 7.6%. The increase was primarily attributable to annual wage increases and increased headcount to support growth initiatives.
Trackage rights expense was $2.2 million for the three months ended March 31, 2018, compared with $3.5 million for the three months ended March 31, 2017, a decrease of $1.3 million, or 37.3%. The decrease was primarily due to an iron ore customer ceasing operations in October 2017.

Operating Income/Operating Ratio
Our Australian Operations had operating income of $16.0 million for the three months ended March 31, 2018, compared with $17.2 million for the three months ended March 31, 2017. The operating ratio was 78.7% for the three months ended March 31, 2018, compared with 76.8% for the three months ended March 31, 2017.
U.K./European Operations
Operating Revenues
The following table sets forth our U.K./European Operations operating revenues and carloads by new operations and existing operations for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended March 31,				Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations		Currency Impact
	2018			2017
	Total Operations	New Operations	Existing Operations		Amount	%	Amount	%
Freight revenues	$91,211	$—	$91,211	$78,590	$12,621	16.1%	$12,621	16.1%	$10,718
Freight-related revenues	66,802	24,242	42,560	42,283	24,519	58.0%	277	0.7%	5,584
All other revenues	16,184	10,464	5,720	4,852	11,332	NM	868	17.9%	625
Total operating revenues	$174,197	$34,706	$139,491	$125,725	$48,472	38.6%	$13,766	10.9%	$16,927
Carloads	261,785	—	261,785	268,816	(7,031)	(2.6)%	(7,031)	(2.6)%
Freight Revenues
The following table sets forth the changes in our U.K./European Operations freight revenues by commodity group for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended March 31,				Increase/(Decrease)	Currency Impact	2017 Constant Currency*	Increase/(Decrease) Constant Currency*
	2018		2017
Commodity Group	Amount	% of Total	Amount	% of Total
Agricultural Products	$1,235	1.4%	$1,739	2.2%	$(504)	$337	$2,076	$(841)
Coal & Coke	3,476	3.8%	3,400	4.3%	76	482	3,882	(406)
Intermodal	67,321	73.8%	61,996	78.9%	5,325	8,026	70,022	(2,701)
Minerals & Stone	19,179	21.0%	11,455	14.6%	7,724	1,873	13,328	5,851
Total freight revenues	$91,211	100.0%	$78,590	100.0%	$12,621	$10,718	$89,308	$1,903
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following table sets forth our U.K./European Operations freight revenues, carloads and average freight revenues per carload for the three months ended March 31, 2018 and 2017 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads		Average Freight Revenues Per Carload

	Three Months Ended March 31,				Three Months Ended March 31,		Three Months Ended March 31,
	2018		2017 Constant Currency*
Commodity Group	Amount	% of Total	Amount	% of Total	2018	2017	2018	2017	2017 Constant Currency*
Agricultural Products	$1,235	1.4%	$2,076	2.3%	966	1,513	$1,278	$1,149	$1,372
Coal & Coke	3,476	3.8%	3,882	4.3%	5,895	10,561	590	322	368
Intermodal	67,321	73.8%	70,022	78.5%	210,780	223,813	319	277	313
Minerals & Stone	19,179	21.0%	13,328	14.9%	44,144	32,929	434	348	405
Total	$91,211	100.0%	$89,308	100.0%	261,785	268,816	$348	$292	$332
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
Total traffic from our U.K./European Operations decreased 7,031 carloads, or 2.6%, for the three months ended March 31, 2018, compared with the same period in 2017. The traffic decrease was principally due to decreases of 13,033 carloads of intermodal traffic and 4,666 carloads of coal and coke traffic, partially offset by an increase of 11,215 carloads of minerals and stone traffic. All remaining traffic decreased by 547 carloads.

Changes in average freight revenues per carload in a commodity group can be impacted by changes in customer rates and fuel surcharges, as well as changes in the mix of customer traffic within a commodity group. Excluding a 14.4% impact of foreign currency, average freight revenues per carload from our U.K./European Operations increased 4.8% to $348 for the three months ended March 31, 2018, compared with the same period in 2017.
The following information discusses the significant changes in our U.K./European Operations freight revenues by commodity group excluding the impact of foreign currency.
Intermodal revenues decreased $2.7 million, or 3.9%. Intermodal traffic decreased 13,033 carloads, or 5.8%, which decreased revenues by $4.1 million, while average freight revenues per carload increased 1.9%, which increased revenues by $1.5 million. The decrease in carloads was primarily due to weather-related service cancellations in the U.K. and the discontinuation of certain routes in Continental Europe as part of our 2017 restructuring of ERS.
Minerals and stone revenues increased $5.9 million, or 43.9%. Minerals and stone traffic increased 11,215 carloads, or 34.1%, which increased revenues by $4.9 million, and average freight revenues per carload increased 7.2%, which increased revenues by $1.0 million. The increase in carloads was primarily due to higher construction aggregates shipments in Poland as a result of mild weather. The increase in average freight revenues per carload was primarily due to a change in the mix of business in Poland.
Freight revenues from all remaining commodities combined decreased by $1.2 million.
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
Excluding a $5.6 million increase due to the impact of foreign currency appreciation, freight-related revenues from our U.K./European Operations increased $18.9 million, or 39.6%, to $66.8 million for the three months ended March 31, 2018, compared with $47.9 million for the three months ended March 31, 2017. The increase included $24.2 million from new operations, partially offset by a $5.3 million decrease from existing operations. The decrease from existing operations was primarily due to decreased infrastructure services revenues in the U.K. and the discontinuation of certain intermodal services in Continental Europe in connection with our 2017 restructuring of ERS.
All Other Revenues
Excluding the impact of foreign currency appreciation, all other revenues from our U.K./European Operations, which includes revenues from container sales and conversions, third-party car and locomotive repairs, property rentals and other ancillary revenues not directly related to the movement of freight, increased $10.7 million to $16.2 million for the three months ended March 31, 2018, compared with $5.5 million for the three months ended March 31, 2017. The increase included $10.5 million from new operations, primarily from container sales and container repairs at Pentalver, and $0.2 million from existing operations.

Operating Expenses
Total operating expenses from our U.K./European Operations increased $41.8 million, or 31.0%, to $176.4 million for the three months ended March 31, 2018, compared with $134.6 million for the three months ended March 31, 2017. The increase consisted of $33.8 million from new operations and $8.0 million from existing operations. The increase from existing operations included increases of $18.3 million due to the impact of foreign currency appreciation, partially offset by decreases of $4.2 million in equipment rents, $3.6 million in restructuring costs and $3.0 million in other expenses. The following table sets forth operating expenses from our U.K./European Operations for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended March 31,				Increase/(Decrease)	Currency Impact	2017 Constant Currency*	Increase/(Decrease) Constant Currency*
	2018		2017
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$52,767	30.3%	$39,926	31.7%	$12,841	$5,107	$45,033	$7,734
Equipment rents	20,272	11.6%	18,480	14.7%	1,792	2,643	21,123	(851)
Purchased services	43,783	25.1%	30,116	24.0%	13,667	4,197	34,313	9,470
Depreciation and amortization	9,352	5.4%	6,715	5.3%	2,637	877	7,592	1,760
Diesel fuel used in train operations	13,361	7.7%	11,005	8.8%	2,356	1,490	12,495	866
Electricity used in train operations	2,234	1.3%	3,173	2.5%	(939)	453	3,626	(1,392)
Casualties and insurance	1,728	1.0%	837	0.7%	891	103	940	788
Materials	16,318	9.4%	4,369	3.5%	11,949	574	4,943	11,375
Trackage rights	9,652	5.5%	9,297	7.4%	355	1,330	10,627	(975)
Net gain on sale and impairment of assets	(78)	—%	7	—%	(85)	1	8	(86)
Restructuring costs	249	0.1%	3,363	2.7%	(3,114)	513	3,876	(3,627)
Other expenses	6,782	3.9%	7,359	5.8%	(577)	1,060	8,419	(1,637)
Total operating expenses	$176,420	101.3%	$134,647	107.1%	$41,773	$18,348	$152,995	$23,425
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following information discusses the significant changes in operating expenses from our U.K./European Operations excluding an increase of $18.3 million due to the impact of foreign currency appreciation.
Labor and benefits expense was $52.8 million for the three months ended March 31, 2018, compared with $45.0 million for the three months ended March 31, 2017, an increase of $7.7 million, or 17.2%. The increase consisted of $7.1 million from new operations and $0.6 million from existing operations.
Purchased services expense, which consists of the costs of services provided by outside contractors for repairs and maintenance of locomotives, railcars and other equipment, as well as contract labor costs for crewing services, was $43.8 million for the three months ended March 31, 2018, compared with $34.3 million for the three months ended March 31, 2017, an increase of $9.5 million, or 27.6%. The increase consisted of $10.6 million from new operations partially offset by a decrease of $1.1 million from existing operations. The decrease from existing operations was primarily due to the discontinuation of certain intermodal services in Continental Europe in connection with our 2017 restructuring of ERS.
Depreciation and amortization expense was $9.4 million for the three months ended March 31, 2018, compared with $7.6 million for the three months ended March 31, 2017, an increase of $1.8 million, or 23.2%. The increase consisted of $1.3 million from new operations and $0.5 million from existing operations. The increase from existing operations was primarily attributable to a larger depreciable asset base in 2018 compared with 2017, reflecting capital spending in 2017.
Electricity used in train operations was $2.2 million for the three months ended March 31, 2018, compared with $3.6 million for the three months ended March 31, 2017, a decrease of $1.4 million, or 38.4%. The decrease was primarily due to the discontinuation of certain intermodal services in Continental Europe in connection with our 2017 restructuring of ERS.

Materials expense, which primarily consists of costs of containers sold to third parties, materials purchased for use in repairing and maintaining our locomotives, railcars, and other equipment as well as costs for general tools and supplies used in our business, was $16.3 million for the three months ended March 31, 2018, compared with $4.9 million for the three months ended March 31, 2017, an increase of $11.4 million. The increase consisted of $9.8 million from new operations and $1.6 million from existing operations. The increase in existing operations was primarily due to timing of terminal infrastructure maintenance in the U.K.
Trackage rights expense was $9.7 million for the three months ended March 31, 2018, compared with $10.6 million for the three months ended March 31, 2017, a decrease of $1.0 million, or 9.2%. The decrease was primarily due to the discontinuation of certain intermodal services in Continental Europe as part of our 2017 restructuring of ERS, partially offset by increased construction aggregates shipments in Poland and the U.K.
Restructuring costs for the three months ended March 31, 2017 of $3.9 million were primarily related to severance costs associated with our restructuring of ERS.
Other expenses were $6.8 million for the three months ended March 31, 2018, compared with $8.4 million for the three months ended March 31, 2017, a decrease of $1.6 million, or 19.4%. The decrease consisted of $3.0 million from existing operations, partially offset by $1.3 million from new operations. The decrease in existing operations was primarily due to an accounts receivable reserve recorded in 2017 related to ERS.
Operating Income/Operating Ratio
Our U.K./European Operations had an operating loss of $2.2 million for the three months ended March 31, 2018, compared with an operating loss of $8.9 million for the three months ended March 31, 2017. The operating loss for the three months ended March 31, 2018 included $0.2 million of restructuring costs and $0.1 million of corporate development and related costs, primarily related to the acquisition and integration of Pentalver. The operating loss for the three months ended March 31, 2017 included $3.4 million of restructuring costs. The operating ratio was 101.3% for the three months ended March 31, 2018, compared with 107.1% for the three months ended March 31, 2017.
Liquidity and Capital Resources
We had cash and cash equivalents of $121.4 million as of March 31, 2018, of which $68.2 million was from our Australian Operations, which we control through a 51.1% ownership interest. In accordance with our Australia Partnership agreement, the cash and cash equivalents of our Australian Operations can be used to make payments in the usual and regular course of business, pay down debt of the Australia Partnership and make distributions to the partners in proportion to their investments.
Based on current expectations, we believe our cash, together with our other liquid assets, anticipated future cash flows from operations, availability under our credit agreement, access to debt and equity capital markets and sources of available financing will be sufficient to fund expected operating, capital and debt service requirements and other financial commitments for the foreseeable future. At March 31, 2018, we had $318.6 million of unused borrowing capacity under the Credit Agreement.
As of March 31, 2018, we had long-term debt, including current portion, of $2,392.5 million, which comprised 37.9% of our total capitalization. As of December 31, 2017, we had long-term debt, including current portion, of $2,331.3 million, which comprised 37.4% of our total capitalization. Our long-term debt, including current portion, consisted of the following as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018	December 31, 2017
Senior secured credit facility	$1,631,260	$1,567,882
Australian senior secured credit facility(a)	512,320	525,101
Australian subordinated shareholder loan from MIRA(b)	183,037	186,085
Other debt	88,672	77,402
Less: deferred financing fees	(22,774)	(25,175)
Total debt	$2,392,515	$2,331,295
(a) Standalone credit agreement is non-recourse to us and MIRA.
(b) Shareholder loan is non-recourse to us.

During the three months ended March 31, 2018 and 2017, we generated $101.4 million and $85.0 million, respectively, of cash from operating activities. Changes in working capital decreased net cash flows by $19.5 million and $20.4 million for the three months ended March 31, 2018 and 2017, respectively.
During the three months ended March 31, 2018 and 2017, our cash used in investing activities was $49.3 million and $24.7 million, respectively. For the three months ended March 31, 2018, the primary drivers of cash used in investing activities were $58.2 million of cash used for capital expenditures, including $8.9 million for new business investments and $20.1 million related to capital expenditures accrued in 2017, partially offset by $5.9 million of cash received from grants from outside parties for capital spending. For the three months ended March 31, 2017, primary drivers of cash used in investing activities were $34.7 million of cash used for capital expenditures, including $12.5 million related to capital expenditures accrued in 2016, partially offset by $4.8 million in cash received from grants from outside parties for capital spending and $2.9 million in cash proceeds received from a working capital adjustment related to the GRail acquisition.
During the three months ended March 31, 2018 and 2017, our cash used in financing activities was $10.6 million and $56.3 million, respectively. For the three months ended March 31, 2018, the primary driver of cash used in financing activities were $57.4 million for common share repurchases and $6.3 million for installment payments on deferred consideration related to the Freightliner acquisition, partially offset by a net increase in outstanding debt of $55.0 million. For the three months ended March 31, 2017, the primary driver of cash used in financing activities resulted from net payments on outstanding debt of $55.4 million. For additional information regarding our common share repurchases, see Note 3, Earnings Per Common Share, to our Consolidated Financial Statements set forth in "Part I Item 1. Financial Statements" of this quarterly report.
2018 Budgeted Capital Expenditures
The following table sets forth our budgeted capital expenditures for the year ending December 31, 2018 (dollars in thousands):

	2018 Budgeted Capital Expenditures
	North American Operations	Australian Operations	U.K./European Operations	Total
Track and equipment, self-funded	$150,000	$22,000	$28,000	$200,000
Track and equipment, subject to third-party funding	70,000	—	—	70,000
New business investments	15,000	20,000	5,000	40,000
Gross capital expenditures	235,000	42,000	33,000	310,000
Grants from outside parties	(55,000)	—	—	(55,000)
Net capital expenditures	$180,000	$42,000	$33,000	$255,000
During the three months ended March 31, 2018, we incurred $47.0 million in aggregate capital expenditures related to current year projects of which we paid $38.1 million in cash and accrued $8.8 million in accounts payable as of March 31, 2018. Of the $5.2 million of grants from outside parties related to these current year projects, we received $0.2 million in cash and we expect to receive an additional $5.0 million, which was included in outstanding grant receivables from outside parties as of March 31, 2018.
The following table sets forth our capital expenditures related to current year projects incurred by segment for the three months ended March 31, 2018 (dollars in thousands):

	Three Months Ended March 31, 2018
	North American Operations	Australian Operations	U.K./European Operations	Total
Capital Expenditures:
Track and equipment, self-funded	$25,435	$1,233	$5,791	$32,459
Track and equipment, subject to third-party funding	5,634	—	—	5,634
New business investments	835	5,354	2,672	8,861
Gross capital expenditures	31,904	6,587	8,463	46,954
Grants from outside parties	(5,174)	—	—	(5,174)
Net capital expenditures	$26,730	$6,587	$8,463	$41,780

Cash of $58.2 million paid for purchases of property and equipment during the three months ended March 31, 2018 consisted of $38.1 million for 2018 capital projects and $20.1 million related to capital expenditures accrued in 2017. Grant proceeds from outside parties during the three months ended March 31, 2018 consisted of $0.2 million for grants related to 2018 capital expenditures and $5.7 million for grants related to our capital expenditures from prior years.
We periodically receive grants for the upgrade and construction of rail lines and the upgrade of locomotives from federal, provincial, state and local agencies and other outside parties in the United States, Canada and Australia. These grants typically reimburse us for 50% to 100% of the actual cost of specific projects.
Recently Adopted and Recently Issued Accounting Standards
See Note 1, Principles of Consolidation and Basis of Presentation, and Note 15, Recently Issued Accounting Standards, to our Consolidated Financial Statements set forth in "Part I Item 1. Financial Statements" of this quarterly report.
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
Our off-balance sheet arrangements as of December 31, 2017 consisted of operating lease obligations. Effective January 1, 2019, we will adopt Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), which will require lessees to recognize leases on their balance sheet as a right-of-use asset with a corresponding liability. See Note 15, Recently Issued Accounting Standards, to our Consolidated Financial Statements set forth in "Part I Item 1. Financial Statements" of this quarterly report for additional information regarding this standard. There were no material changes in our off-balance sheet arrangements during the three months ended March 31, 2018.
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
When comparing the effects of average foreign currency exchange rates on operating revenues and operating expenses during the three months ended March 31, 2018 and 2017, foreign currency translation had a positive impact on our consolidated operating revenues and a negative impact on our consolidated operating expenses. Currency effects related to operating revenues and operating expenses are presented within the discussion of these respective items included within this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following tables reflect the exchange rates used to translate the foreign entities respective local currency results into United States dollars as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017:

	March 31, 2018	December 31, 2017
United States dollar per Australian dollar	$0.77	$0.78
United States dollar per British pound	$1.40	$1.35
United States dollar per Canadian dollar	$0.78	$0.80
United States dollar per Euro	$1.23	$1.20

	Three Months Ended March 31,
	2018	2017
United States dollar per Australian dollar	$0.79	$0.76
United States dollar per British pound	$1.39	$1.24
United States dollar per Canadian dollar	$0.79	$0.76
United States dollar per Euro	$1.23	$1.07

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
During the three months ended March 31, 2018, there were no material changes to the Quantitative and Qualitative Disclosures About Market Risk previously disclosed in our 2017 Annual Report on Form 10-K (see Note 6, Derivative Financial Instruments, to our Consolidated Financial Statements set forth in "Part I Item 1. Financial Statements" of this quarterly report).

ITEM 4.	CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures — We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Consistent with the guidance issued by the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from management's report on internal control over financial reporting in the year following the acquisition, management excluded an assessment of the effectiveness of internal control over financial reporting related to Pentalver, whose total assets represented 3% of Genesee & Wyoming Inc.'s consolidated total assets at March 31, 2018. Pentalver's total revenues and operating income for the three months ended March 31, 2018 represented 6% and 1%, respectively, of Genesee & Wyoming Inc.'s revenues and operating income for the three months ended March 31, 2018. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, the disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Internal Control Over Financial Reporting — On May 3, 2017, we completed the acquisition of Pentalver. We extended our oversight and monitoring processes that support our internal control over financial reporting, as appropriate, to include Pentalver's financial position, results of operations and cash flow into our consolidated financial statements from the commencement date of the acquisition through March 31, 2018. We are continuing to integrate the acquired operations of Pentalver into our overall internal control over financial reporting and related processes. Except as disclosed in this paragraph, there were no other changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
From time to time, we are a defendant in certain lawsuits and a party to certain arbitrations resulting from our operations in the ordinary course as the nature of our business exposes us to the potential for various claims and litigation, including those related to property damage, personal injury, freight loss, labor and employment, environmental and other matters. We maintain insurance policies to mitigate the financial risk associated with such claims. However, any material changes to pending litigation or a catastrophic rail accident or series of accidents involving material freight loss or property damage, personal injuries or environmental liability or other claims or disputes that are not covered by insurance could have a material adverse effect on our results of operations, financial condition and liquidity. Management believes there are adequate provisions in the financial statements for any probable liabilities that may result from disposition of the pending lawsuits and arbitrations.
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
We are also involved in several arbitrations related to contractual disputes that are not covered by insurance. In March 2017, CSX Transportation, Inc. (CSXT) initiated arbitration against several of our subsidiaries associated with freight revenue factors (or divisions) under certain operating agreements associated with leased railroads. CSXT is seeking to reduce certain of our freight revenue factors for the time period after August 21, 2016. We believe we have meritorious defenses against the CSXT claims. In an unrelated matter, on May 3, 2017, the AGR initiated arbitration related to the collection of outstanding liquidated damages under a volume commitment (or take-or-pay) contract with a customer. We believe we will prevail in the collection of approximately $13 million of outstanding liquidated damages. Although we expect to attain successful outcomes in each of these matters, arbitration is inherently uncertain, and it is possible that an unfavorable ruling could have an adverse effect on our results of operations, financial condition and liquidity.

ITEM 1A.	RISK FACTORS.
For a discussion of our potential risks or uncertainties, please see Risk Factors in Part I Item 1A of the Company's 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
There were no unregistered sales of equity securities for the period covered by this Quarterly Report on Form 10-Q.
Issuer Purchases of Equity Securities

Period in 2018	(a) Total Number of Shares (or Units) Purchased (1)	(b) Weighted Average Price Paid per Share (or Unit) (1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Shares (or Units) (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (2)
January 1 to January 31	61	$69.63	—	$300,000,000
February 1 to February 28	26,595	$72.16	—	$300,000,000
March 1 to March 31	12,655	$69.53	792,921	$242,624,112
Total	39,311	$71.31	792,921
(1) The 39,311 shares acquired in the three months ended March 31, 2018, represent common stock acquired by us from our employees who surrendered shares in lieu of cash either to fund their exercise of stock options or to pay taxes on equity awards granted under our Third Amended and Restated 2004 Omnibus Plan.
(2) In September 2015, the Board of Directors (the Board) authorized the repurchase of up to $300 million of our Class A Common Stock and appointed a special committee of the Board to review and approve repurchases proposed by management, which authorization was reaffirmed on by the Board on March 4, 2018. In March of 2018, we repurchased 792,921 shares at a weighted average stock price of $72.35 under the repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
NONE

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
NONE

ITEM 6.	EXHIBITS.
For a list of exhibits, see INDEX TO EXHIBITS in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

*101
The following financial information from Genesee & Wyoming Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, and (v) the Notes to Consolidated Financial Statements.

*Exhibit filed or furnished with this Report.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENESEE & WYOMING INC.

Date:	May 7, 2018	By:	/s/ TIMOTHY J. GALLAGHER
		Name:	Timothy J. Gallagher
		Title:	Chief Financial Officer (Principal Financial Officer)

Date:	May 7, 2018	By:	/s/ CHRISTOPHER F. LIUCCI
		Name:	Christopher F. Liucci
		Title:	Chief Accounting Officer (Principal Accounting Officer)