Form 10-Q
period 2018-06-30
GENESEE & WYOMING INC
filed 2018-08-07
CIK 1012620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-Q
________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Shares of common stock outstanding as of the close of business on August 1, 2018:

Class	Number of Shares Outstanding
Class A Common Stock	59,431,635
Class B Common Stock	671,138

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
Forward-Looking Statements
This report and other documents referred to in this report contain forward-looking statements regarding future events and the future performance of Genesee & Wyoming Inc. that are based on current expectations, estimates and projections about our industry, our business and our performance, management's beliefs and assumptions made by management. Words such as "anticipates," "intends," "plans," "believes," "could," "should," "seeks," "expects," "will," "estimates," "trends," "outlook," variations of these words and similar expressions are intended to identify these forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast, including the following: risks related to the operation of our railroads; severe weather conditions and other natural occurrences, which could result in shutdowns, derailments, railroad network and port congestion or other substantial disruption of operations; customer demand and changes in our operations or loss of important customers; exposure to the credit risk of customers and counterparties; changes in commodity prices; consummation and integration of acquisitions; implementation of restructuring plans; economic, political and industry conditions, including employee strikes or work stoppages; retention and contract continuation; legislative and regulatory developments, including changes in environmental and other laws and regulations to which we or our customers are subject; increased competition in relevant markets; funding needs and financing sources, including our ability to obtain government funding for capital projects; international complexities of operations, currency fluctuations, finance, tax and decentralized management; challenges of managing rapid growth, including retention and development of senior leadership; unpredictability of fuel costs; susceptibility to and outcome of various legal claims, lawsuits and arbitrations; increase in, or volatility associated with, expenses related to estimated claims, self-insured retention amounts and insurance coverage, collectability and limits; consummation of new business opportunities; decrease in revenues and/or increase in costs and expenses; susceptibility to the risks of doing business in foreign countries; uncertainties arising from a referendum in which voters in the United Kingdom (U.K.) approved an exit from the European Union (E.U.), commonly referred to as Brexit; our ability to integrate acquired businesses successfully or to realize the expected synergies associated with acquisitions; risks associated with our substantial indebtedness; failure to maintain satisfactory working relationships with partners in Australia; failure to maintain an effective system of internal control over financial reporting as well as disclosure controls and procedures and other risks including, but not limited to, those set forth in Part II Item 1A of this Quarterly Report on Form 10-Q, if any, and those noted in our 2017 Annual Report on Form 10-K under "Risk Factors." Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Forward-looking statements speak only as of the date of this report or as of the date they were made. We do not undertake, and expressly disclaim, any duty to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2018 and DECEMBER 31, 2017 (Unaudited)
(dollars in thousands, except per share and share amounts)

	June 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$69,702	$80,472
Accounts receivable, net	436,149	416,705
Materials and supplies	53,775	57,750
Prepaid expenses and other	51,263	34,606
Total current assets	610,889	589,533
PROPERTY AND EQUIPMENT, net	4,613,849	4,656,921
GOODWILL	1,136,985	1,165,587
INTANGIBLE ASSETS, net	1,495,458	1,567,038
DEFERRED INCOME TAX ASSETS, net	3,608	3,343
OTHER ASSETS	59,696	52,475
Total assets	$7,920,485	$8,034,897
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$19,074	$27,853
Accounts payable	271,672	253,993
Accrued expenses	152,016	185,935
Total current liabilities	442,762	467,781
LONG-TERM DEBT, less current portion	2,357,245	2,303,442
DEFERRED INCOME TAX LIABILITIES, net	853,933	873,194
DEFERRED ITEMS - grants from outside parties	318,611	321,592
OTHER LONG-TERM LIABILITIES	165,556	172,796
COMMITMENTS AND CONTINGENCIES
EQUITY:
Class A Common Stock, $0.01 par value, one vote per share; 180,000,000 shares authorized at June 30, 2018 and December 31, 2017; 74,996,304 and 74,808,305 shares issued and 59,428,675 and 61,946,078 shares outstanding (net of 15,567,629 and 12,862,227 shares in treasury) on June 30, 2018 and December 31, 2017, respectively	750	748
Class B Common Stock, $0.01 par value, ten votes per share; 30,000,000 shares authorized at June 30, 2018 and December 31, 2017; 671,138 and 701,138 shares issued and outstanding on June 30, 2018 and December 31, 2017, respectively	7	7
Additional paid-in capital	1,768,808	1,757,332
Retained earnings	2,357,100	2,234,864
Accumulated other comprehensive loss	(135,670)	(105,534)
Treasury stock, at cost	(432,078)	(236,951)
Total Genesee & Wyoming Inc. stockholders' equity	3,558,917	3,650,466
Noncontrolling interest	223,461	245,626
Total equity	3,782,378	3,896,092
Total liabilities and equity	$7,920,485	$8,034,897
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 and 2017 (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
OPERATING REVENUES	$594,990	$540,433	$1,169,651	$1,059,541
OPERATING EXPENSES:
Labor and benefits	179,838	164,222	363,554	331,360
Equipment rents	34,802	33,237	68,889	67,108
Purchased services	61,045	56,795	125,147	107,796
Depreciation and amortization	65,745	61,513	131,735	122,287
Diesel fuel used in train operations	45,623	33,030	91,774	71,183
Electricity used in train operations	2,044	2,134	4,278	5,307
Casualties and insurance	12,984	10,179	22,950	22,722
Materials	32,376	26,651	64,845	47,197
Trackage rights	23,303	21,797	44,281	44,020
Net gain on sale and impairment of assets	(823)	(354)	(1,859)	(781)
Restructuring costs	9,362	2,361	9,645	6,116
Other expenses, net	25,566	29,135	54,374	59,593
Total operating expenses	491,865	440,700	979,613	883,908
OPERATING INCOME	103,125	99,733	190,038	175,633
Interest income	584	581	1,082	808
Interest expense	(28,940)	(25,785)	(54,176)	(52,150)
Other income/(loss), net	288	3,196	(1,752)	2,651
Income before income taxes	75,057	77,725	135,192	126,942
Provision for income taxes	(26,446)	(29,597)	(10,556)	(51,525)
Net income	$48,611	$48,128	$124,636	$75,417
Less: Net income attributable to noncontrolling interest	4,443	2,121	5,370	3,172
Net income attributable to Genesee & Wyoming Inc.	$44,168	$46,007	$119,266	$72,245
Basic earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:	$0.74	$0.75	$1.96	$1.18
Weighted average shares - Basic	59,996	61,551	60,946	61,472
Diluted earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:	$0.73	$0.74	$1.93	$1.16
Weighted average shares - Diluted	60,879	62,415	61,841	62,371
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 and 2017 (Unaudited)
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
NET INCOME	$48,611	$48,128	$124,636	$75,417
OTHER COMPREHENSIVE INCOME/(LOSS):
Foreign currency translation adjustment	(48,923)	30,899	(49,541)	67,152
Net unrealized gain/(loss) on qualifying cash flow hedges, net of tax benefit/(provision) of ($879), $360, ($3,029) and ($264), respectively	2,702	(604)	9,603	(98)
Changes in pension and other postretirement benefits, net of tax (provision)/benefit of ($14), $458, ($28) and $907, respectively	43	(1,294)	86	(2,187)
Other comprehensive (loss)/income	(46,178)	29,001	(39,852)	64,867
COMPREHENSIVE INCOME	$2,433	$77,129	$84,784	$140,284
Less: Comprehensive (loss)/income attributable to noncontrolling interest	(4,225)	3,078	(7,316)	16,163
COMPREHENSIVE INCOME ATTRIBUTABLE TO GENESEE & WYOMING INC.	$6,658	$74,051	$92,100	$124,121
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2018 and 2017 (Unaudited)
(dollars in thousands)

	Six Months Ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$124,636	$75,417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	131,735	122,287
Stock-based compensation	8,601	8,857
Deferred income taxes	(11,489)	34,320
Net gain on sale and impairment of assets	(1,859)	(781)
Changes in assets and liabilities which provided/(used) cash, net of effect of acquisitions:
Accounts receivable, net	(46,519)	10,066
Materials and supplies	2,460	2,198
Prepaid expenses and other	(7,587)	14,617
Accounts payable and accrued expenses	20,665	(48,282)
Other assets and liabilities, net	10,684	5,627
Net cash provided by operating activities	231,327	224,326
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(133,328)	(91,498)
Grant proceeds from outside parties	12,901	11,630
Net cash paid for acquisitions, net of cash acquired	—	(102,655)
Proceeds from sale of business	7,927	—
Proceeds from sale of investment	—	2,100
Insurance proceeds for replacement of assets	1,866	1,406
Proceeds from disposition of property and equipment	2,795	3,280
Other investing activities	(2,921)	—
Net cash used in investing activities	(110,760)	(175,737)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on revolving line-of-credit, long-term debt and capital lease obligations	(673,952)	(322,446)
Proceeds from revolving line-of-credit and long-term borrowings	762,228	320,191
Debt amendment/issuance costs	(5,303)	—
Common share repurchases	(192,324)	—
Distribution to noncontrolling interest	(14,898)	—
Installment payments on Freightliner deferred consideration	(6,255)	—
Other financing related activities, net	(893)	1,708
Net cash used in financing activities	(131,397)	(547)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	60	3,382
(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(10,770)	51,424
CASH AND CASH EQUIVALENTS, beginning of period	80,472	32,319
CASH AND CASH EQUIVALENTS, end of period	$69,702	$83,743
The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:
The interim consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and are unaudited. They do not contain all disclosures which would be required in a full set of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, the unaudited financial statements for the three and six months ended June 30, 2018 and 2017 are presented on a basis consistent with the audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods presented. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The consolidated balance sheet data for 2017 was derived from the audited financial statements in the Company's 2017 Annual Report on Form 10-K, but does not include all disclosures required by U.S. GAAP.
The results of operations of the foreign entities are maintained in the local currency of the respective subsidiary and translated into United States dollars at the applicable exchange rates for inclusion in the consolidated financial statements. As a result, any appreciation or depreciation of these currencies against the United States dollar will impact the Company's results of operations.
The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2017 included in the Company's 2017 Annual Report on Form 10-K. Certain reclassifications and adjustments have been made to prior period balances to conform to the current year presentation as noted below.
On January 1, 2018, the Company adopted ASU 2017-07, Compensation-Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Prior to the adoption of ASU 2017-07, the Company presented net pension costs within operating income on the same line item as other compensation costs arising from services rendered by the applicable employees. ASU 2017-07 requires that net pension costs, other than service cost, be presented outside of operating income. The Company applied these changes retrospectively to its consolidated statement of operations which resulted in a $1.6 million and $3.2 million decrease in operating income and a corresponding change in other income/(loss), net for the three and six months ended June 30, 2017, respectively. The adjustments had no impact on net income.
On January 1, 2018, the Company adopted ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The current standard, ASC Topic 740, requires deferred tax liabilities to be adjusted for the effect of a change in tax laws or rates with the effect included in income from operations in the reporting period of the enactment date. The Tax Cuts and Jobs Act of 2017 (the TCJA) enacted by the Unites States federal government resulted in tax effects of items recorded within accumulated other comprehensive income (AOCI) to be "stranded," as those items no longer reflect the appropriate tax rate. This amendment allows the reclassification from AOCI to retained earnings for the stranded tax effects resulting from the new income tax rates. The Company applied the amendments as of January 1, 2018 by reclassifying $3.0 million from AOCI to retained earnings, eliminating the stranded tax effects in AOCI resulting from the TCJA. This reclassification reduced AOCI and increased retained earnings by $3.0 million. It is the Company's policy to release income tax effects from accumulated other comprehensive loss using the item-by-item approach.
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

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On December 1, 2016, a subsidiary of the Company completed the acquisition of Glencore Rail (NSW) Pty Limited (GRail) and concurrently issued a 48.9% stake in G&W Australia Holdings LP (GWAHLP) (collectively, the Australia Partnership), which is the holding entity for all of the Company’s Australian businesses, including GRail, to a consortium of funds and clients managed by Macquarie Infrastructure and Real Assets (MIRA), a large infrastructure investment firm. The Company, through wholly-owned subsidiaries, also made incremental investments and retained a 51.1% ownership in GWAHLP. The investments made by both the Company and MIRA consisted of equity and debt financing of GWAHLP in similar proportions. As MIRA's investments were made at the contemporaneous fair value of GWAHLP as of December 1, 2016, accounting for MIRA's noncontrolling interest in the Company's consolidated financial statements required adjustments to reflect a proportional interest in the net book value of GWAHLP. During the three months ended March 31, 2018, the Company determined that there was an error in its December 1, 2016 calculation of the noncontrolling interest for MIRA's 48.9% equity interest, which resulted in the following adjustment within the total equity section of the Company's consolidated balance sheet: a decrease in noncontrolling interest of $71.9 million, an increase in additional paid-in capital of $57.9 million and a decrease in accumulated other comprehensive loss of $14.0 million. This revision has been reflected in the Company's consolidated balance sheet as of December 31, 2017 as well as the December 31, 2016 equity balances as disclosed in Note 14, Stockholders' Equity. There was no effect on any other section of the Company's balance sheet. This revision had no impact on the Company's consolidated statements of operations, comprehensive income or cash flows for the three and six months ended June 30, 2018 and 2017. The Company does not consider this revision material to any previously issued consolidated financial statements.
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

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Australian Operations
Arrium Limited: On April 7, 2016, Genesee & Wyoming Australia's (GWA) customer, Arrium Limited (Arrium) announced it had entered into voluntary administration. As a result, during the first quarter of 2016, the Company recorded a $13.0 million non-cash charge related to the impairment of GWA's idle rolling-stock maintenance facility and an allowance for doubtful accounts charge of $8.1 million. Also, as a result of the voluntary administration, all payments to GWA associated with the rail haulage agreement for Arrium's Southern Iron mine ceased.
On August 31, 2017, Arrium was sold to GFG Alliance. The steel making business was rebranded as Liberty OneSteel and the mining business was rebranded as SIMEC Mining (SIMAC). Although the Southern Iron mine is still mothballed, GWA continues to provide services and receive payments under the rail haulage agreement for the SIMEC's Middleback Range operations. Pursuant to that rail haulage agreement, GWA serves several iron ore mines in the Middleback Range and the Whyalla steelworks operations.
In December 2017, the Company recovered $0.9 million of cash in relation to the Company's previous agreements with Arrium. In June 2018, the Company recorded a gain on settlement of $6.3 million from an additional cash recovery of pre-petition claims associated with Arrium, which was recognized as an offset to other expenses, net in the Company’s consolidated statement of operations for the three months ended June 30, 2018.
U.K./European Operations
Continental Europe Intermodal Business: In 2017, the Company ceased all "open" train services from the port of Rotterdam, closed its Continental Europe intermodal business, ERS Railways B.V. (ERS), offices in Rotterdam and Frankfurt, and the ERS customer services function in Warsaw. The Company recorded restructuring charges of $1.3 million and $4.5 million for the three and six months ended June 30, 2017, respectively, primarily related to severance costs and costs associated with surplus locomotives and railcar leases.
On June 5, 2018, the Company finalized the sale of ERS for gross cash proceeds of €11.2 million (or $13.1 million at the exchange rate on June 5, 2018) or €6.8 million (or $7.9 million at the exchange rate on June 5, 2018) net of €4.4 million (or $5.2 million at the exchange rate on June 5, 2018) of cash on hand that transferred to the buyer. The sale resulted in a net loss of $1.4 million recognized in the Company’s consolidated statement of operations for the three months ended June 30, 2018 within other income/(loss), net.
Pentalver Transport Limited: On May 3, 2017, the Company's subsidiary, GWI UK Acquisition Company Limited, purchased for cash all of the issued share capital of Pentalver Transport Limited (Pentalver) from a subsidiary of APM Terminals (a subsidiary of AP Møller-Maersk A/S) for £97.8 million (or $126.2 million at the exchange rate on May 3, 2017) or £77.5 million (or $100.1 million at the exchange rate on May 3, 2017) net of £20.2 million (or $26.1 million at the exchange rate on May 3, 2017) of cash received in connection with the sale. The Company funded the acquisition with borrowings under the Company's Second Amended and Restated Senior Secured Syndicated Credit Facility Agreement (the Credit Agreement).
Headquartered in Southampton, U.K., Pentalver operates off-dock container terminals (most under long-term leases) strategically placed at each of the three major seaports of Felixstowe, Southampton and London Gateway, as well as an inland terminal located at Cannock, in the Midlands, near many of the nation’s largest distribution centers. In addition to providing storage for loaded and empty containers on over 100 acres of land, Pentalver also operates a trucking haulage service with more than 150 trucks, primarily providing daily service between the seaports of Felixstowe and Southampton and its inland terminal at Cannock. Pentalver also provides services related to container customization, maintenance and repair (including refrigerated containers) and is one of the largest sellers of new and used containers in the U.K.
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
3. EARNINGS PER COMMON SHARE:
The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2018 and 2017 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerators:
Net income attributable to Genesee & Wyoming Inc.	$44,168	$46,007	$119,266	$72,245
Denominators:
Weighted average Class A common shares outstanding – Basic	59,996	61,551	60,946	61,472
Weighted average Class B common shares outstanding	673	747	687	753
Dilutive effect of employee stock-based awards	210	117	208	146
Weighted average shares – Diluted	60,879	62,415	61,841	62,371
Earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:
Basic earnings per common share	$0.74	$0.75	$1.96	$1.18
Diluted earnings per common share	$0.73	$0.74	$1.93	$1.16
The following total number of shares of Class A Common Stock issuable under the assumed exercise of stock-based awards computed based on the treasury stock method were excluded from the calculation of diluted earnings per common share, as the effect of including these shares would have been antidilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Antidilutive shares	1,130	1,475	1,043	1,271

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Share Repurchase
In September of 2015, the Company's Board of Directors authorized the repurchase of up to $300 million of the Company's Class A Common Stock (the Repurchase Program), subject to certain limitations under the Company's credit facility. The Repurchase Program was reaffirmed by the Board of Directors on March 4, 2018 after discussion of management's assessments of market conditions and other pertinent factors. The table below presents information regarding shares repurchased by the Company during under the Repurchase Program during the three and six months ended June 30, 2018 (in thousands, except for per share amounts):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Class A Common Stock repurchased	1,873	2,666
Average price paid per share of Class A Common Stock repurchased	$72.04	$72.14
Shares excluded from weighted-average basic shares outstanding	1,279	1,067
Repurchased shares are recorded in treasury stock, at cost, which includes any applicable commissions and fees. As of June 30, 2018, the remaining amount authorized for repurchase under the Repurchase Program was $107.7 million.
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
The timing of revenue recognition, billings and cash collections result in billed accounts receivables, contract assets (unbilled receivables) and contract liabilities. The Company’s contract assets and liabilities are typically short-term in nature, with terms settled within a 12-month period. The Company had no material contract assets or contract liabilities recorded on the consolidated balance sheet as of June 30, 2018.

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Disaggregation of Revenue
The Company disaggregates its operating revenues into the following three categories: freight revenues, freight-related revenues and all other revenues. The Company further disaggregates its freight revenues into 14 commodity groups. Refer to Note 16, Segment Information, for the disaggregation of the Company's operating revenues by reportable segment for the three and six months ended June 30, 2018 and 2017.
5. ACCOUNTS RECEIVABLE:
Accounts receivable consisted of the following as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018	December 31, 2017
Accounts receivable – trade	$423,050	$401,723
Accounts receivable – grants from outside parties	10,885	17,734
Accounts receivable – insurance and other third-party claims	11,295	10,753
Total accounts receivable	445,230	430,210
Less: Allowance for doubtful accounts	(9,081)	(13,505)
Accounts receivable, net	$436,149	$416,705
Grants from Outside Parties
The Company periodically receives grants for the upgrade and construction of rail lines and the upgrade of locomotives from federal, provincial, state and local agencies in the United States and provinces in Canada in which the Company operates. These grants typically reimburse the Company for 50% to 100% of the actual cost of specific projects. In total, the Company received grant proceeds of $12.9 million and $11.6 million for the six months ended June 30, 2018 and 2017, respectively, from such grant programs. The proceeds were presented as cash inflows from investing activities within each of the applicable periods.
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
The following table sets forth the offset to depreciation expense from the amortization of deferred grants recorded by the Company during the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Amortization of deferred grants	$3,136	$3,065	$5,603	$6,310
Insurance and Third-Party Claims
Accounts receivable from insurance and other third-party claims as of June 30, 2018 included $6.0 million from the Company's North American Operations and $5.3 million from the Company's U.K./European Operations. The balance from the Company's North American Operations resulted predominately from the Company's anticipated insurance recoveries associated with a bridge washout in Canada in January 2018. The balance from the Company's U.K./European Operations resulted primarily from the Company's anticipated insurance recoveries associated with a personal injury that occurred in the U.K. in 2016. The Company received proceeds from insurance totaling $1.9 million and $1.4 million for the six months ended June 30, 2018 and 2017, respectively.

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Accounts receivable from insurance and other third-party claims at December 31, 2017 included $5.9 million from the Company's North American Operations, $4.3 million from the Company's U.K./European Operations and $0.6 million from the Company's Australian Operations. The balance from the Company's North American Operations resulted predominately from the Company's anticipated insurance recoveries associated with a 2015 trestle fire in the United States and derailments in Canada. The balance from the Company's U.K./European Operations resulted primarily from the Company's anticipated insurance recoveries associated with an ERS rail-related collision in Germany in 2014 that occurred prior to the Company's acquisition of Freightliner. This receivable and the associated claim liability was removed from the Company's consolidated balance sheet with the sale of ERS in June 2018. See Note 2, Changes in Operations, for additional information regarding the sale of ERS.
6. LONG-TERM DEBT:
Credit Agreement Amendment
On June 5, 2018 the Company entered into Amendment No. 3 (the Amendment) to the Credit Agreement, the Third Amended and Restated Senior Secured Syndicated Credit Facility Agreement (the Amended Credit Agreement). At closing, the credit facilities under the Amended Credit Agreement were comprised of a $1,423.0 million United States term loan, a £272.9 million (or $365.2 million at the exchange rate on June 5, 2018) U.K. term loan and a $625.0 million revolving credit facility. The revolving credit facility includes borrowing capacity for letters of credit and swingline loans. The Amendment also extended the maturity date of the Company's credit facilities to June 5, 2023.
In connection with entering into the Amendment, the Company wrote-off $2.2 million of unamortized deferred financing fees and capitalized an additional $5.3 million of new fees. Deferred financing costs are amortized as additional interest expense over the terms of the related debt using the effective-interest method for the term loan debt and the straight-line method for the revolving credit facility.
At the Company's election, at the time of entering into a specific borrowing, interest on that borrowing is calculated under a "LIBOR" or "Base Rate." LIBOR is the London Interbank Offered Rate. As of June 5, 2018, 100% of the Company's term loan and revolver borrowings under the Amended Credit Agreement are LIBOR Rate loans. The applicable borrowing spread for the LIBOR Rate loans will initially be 1.50% over LIBOR, and, following the Company's first quarterly compliance certificate, will range from 1.00% to 2.00% depending on the Company's total leverage ratio. The applicable spread for the Base Rate loans will initially be 0.50% over the base rate, and, following the Company's first quarterly compliance certificate, will range from 0.00% to 1.00% depending on the Company's total leverage ratio.
In addition to paying interest on any outstanding borrowing under the Amended Credit Agreement, the Company is required to pay a commitment fee related to the unutilized portion of the commitments under the revolving credit facility. The commitment fee will initially be 0.25%, and, following the Company's first quarterly compliance certificate, will range from 0.20% to 0.30% depending on the Company's total leverage ratio as defined in the Amended Credit Agreement.
Since entering into the Amendment, the Company has made prepayments of $105.0 million on its United States term loan and £15.0 million (or $19.8 million at the exchange rate the payment was made) on its U.K. term loan, which were applied towards its future quarterly installments. As of June 30, 2018, the Company had the following amounts of term loans outstanding under the Amended Credit Agreement (amounts in thousands, except percentages):

	Local Currency	United States Dollar Equivalent	Interest Rate
United States dollar	$1,318,000	$1,318,000	3.59%
British pound	£257,932	$340,290	2.00%

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The United States dollar-denominated and British pound-denominated term loans will amortize in quarterly installments, with the remaining principal balance payable upon maturity, as set forth below (dollars in thousands):

	Quarterly Payment Date	Principal Amount of Each Quarterly Installment
United States dollar:	December 31, 2019	$1,725
	March 31, 2020 through March 31, 2023	$17,788
	Maturity date - June 5, 2023	$1,085,038

British pound:	September 30, 2019	£2,058
	December 31, 2019 through March 31, 2023	£3,412
	Maturity date - June 5, 2023	£208,111
The Company's availability to draw from the unused borrowing capacity is subject to covenant limitations as discussed below. As of June 30, 2018, the Company had the following unused borrowing capacity under its revolving credit facility (amounts in thousands):

June 30, 2018
Total available borrowing capacity	$625,000
Outstanding revolving loans	$5,558
Outstanding letter of credit guarantees	$2,106
Unused borrowing capacity	$617,336
As of June 30, 2018, the Company had the following outstanding revolving loans under its revolving credit facility (amounts in thousands, except percentages):

	Local Currency		United States Dollar Equivalent	Interest Rate
Canadian dollar	C$	7,000	$5,325	3.14%
Euro		€200	$234	1.50%
Under the Amended Credit Agreement, the Company is required to comply with specified maximum senior secured leverage ratios. The maximum senior secured leverage ratio is set at 4.25 to 1.00 through June 30, 2019, and then, except as described below, decreases to 4.00 to 1.00 for all periods thereafter, subject, if applicable, to netting of certain cash and cash equivalents of the Company. Following acquisitions by the Company in excess of $500 million, subject to certain limitations, the senior secured leverage ratio will be set at a level of 4.50 to 1.00 for the four fiscal quarters immediately following the date of such applicable acquisition.
In addition, the Amended Credit Agreement contains a maximum total leverage ratio and minimum interest coverage ratio. The maximum total leverage ratio is 4.50 to 1.00 and the minimum interest coverage ratio is 3.50 to 1.00 for the term of the Amended Credit Agreement.
The Amendment permits the Company to repurchase an unlimited amount of shares of the Company’s Class A Common Stock if the Company’s total leverage ratio after giving effect to such repurchases on a pro forma basis would be less than 3.25 to 1.00, subject to certain other restrictions and limitations. If the Company’s total leverage ratio after giving effect to such repurchases on a pro forma basis would exceed 3.25 to 1.00, the Company may, subject to certain limitations, repurchase shares of the Company’s Class A Common Stock with a value of up to the sum of $500 million and the amount remaining under the Company’s current share repurchase program as of June 5, 2018 of $107.7 million, if the Company maintains at least $100 million of liquidity.
As of June 30, 2018, the Company was in compliance with the covenants under the Amended Credit Agreement.

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. U.K. OPERATIONS OPTIMIZATION:
In 2018, the Company reorganized its U.K. business into three service platforms: Rail (Intermodal and Heavy Haul), Road (former Freightliner and Pentalver road operations) and Terminals (former Freightliner and Pentalver terminals), with a single combined commercial organization responsible for selling all three services. The Company also announced a program to restructure and further optimize its operations in the U.K. that began in May 2018 and is intended to be completed by early 2019. The program includes the rationalization of the locomotive and railcar fleet, management restructuring (following the U.K. consultative process), and technology investments to upgrade systems to enhance productivity and service quality. Restructuring and related expenses associated with the optimization are expected to be approximately $55 million (assuming the adjustment described in footnote (a) below does not occur and an exchange rate of $1.40 for one British pound) and are comprised of the following, including the current estimate of the timing of the related charges, which is subject to change (dollars in thousands):

	Three and Six Months Ended June 30, 2018	Estimated Total Restructuring and Related Costs
Rationalization of locomotive and railcar fleet(a)	$5,938	$29,000
Management restructuring(b)	2,129	9,000
Productivity and automation investments	1,288	17,000
Total	$9,355	$55,000

(a)	Strengthening commercial demand for bulk commodity shipments may result in less restructuring and related expense if new business is contracted for a higher profit using the excess equipment.

(b)	Subject to requisite U.K. consultative process.
Restructuring and related activity for the U.K. Operations Optimization program for the six months ended June 30, 2018 was as follows (dollars in thousands):

	Rationalization of Locomotive and Railcar Fleet	Management Restructuring	Productivity and Automation Investments	Total
Restructuring and related liability as of December 31, 2017	$—	$—	$—	$—
Restructuring and related costs incurred	5,938	2,129	1,288	9,355
Cash payments	(307)	(620)	(1,065)	(1,992)
Non-cash settlements	(897)	—	(223)	(1,120)
Restructuring and related liability as of June 30, 2018	$4,734	$1,509	$—	$6,243
8. DERIVATIVE FINANCIAL INSTRUMENTS:
On January 1, 2018, the Company adopted ASU 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities, which expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The amendment also includes certain improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The adoption of this guidance amended the Company’s accounting for cross-currency swaps whereby interest expense accruals previously presented in an interest expense line item are presented as a gain/loss on currency conversion within other income/(loss), net in the non-operating section of the consolidated statement of operations. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
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

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The fair values of the Company's interest rate swap agreements were estimated based on Level 2 inputs. During the three and six months ended June 30, 2018, $0.2 million and $0.7 million, respectively, of existing net losses were realized and recorded as interest expense in the consolidated statements of operations. During the three and six months ended June 30, 2017, $0.5 million and $0.9 million, respectively, of existing net losses were realized and recorded as interest expense in the consolidated statements of operations. Based on the Company's fair value assumptions as of June 30, 2018, it expects to realize $0.6 million of existing net losses that are reported in accumulated other comprehensive loss into earnings within the next 12 months. See Note 13, Accumulated Other Comprehensive Loss, for additional information regarding the Company's cash flow hedges.
Foreign Currency Exchange Rate Risk
As of June 30, 2018, the Company's foreign subsidiaries had $1.1 billion of third-party debt, including capital leases, denominated in the local currencies in which the Company's foreign subsidiaries operate, including the Australian dollar, the British pound, the Canadian dollar and the Euro. The debt service obligations associated with this foreign currency debt are generally funded directly from those foreign operations. As a result, foreign currency risk related to this portion of the Company's debt service payments is limited. However, in the event the foreign currency debt service is not paid by the Company's foreign subsidiaries and is paid by its United States subsidiaries, the Company may face exchange rate risk if the Australian dollar, the British pound, the Canadian dollar or the Euro were to appreciate relative to the United States dollar and require higher United States dollar equivalent cash.
The Company is also exposed to foreign currency exchange rate risk, including non-functional currency intercompany debt, typically associated with acquisitions and any timing difference between announcement and closing of an acquisition of a foreign business. To mitigate currency exposures of non-United States dollar-denominated acquisitions, the Company may enter into foreign currency forward purchase contracts. To mitigate currency exposures related to non-functional currency denominated intercompany debt, cross-currency swaps or foreign currency forward contracts may be entered into for periods consistent with the underlying debt. To mitigate currency exposures related to significant asset purchases in non-functional denominated currencies, foreign currency forward contracts may be entered into for periods consistent with the anticipated future outflow of cash. In determining the fair value of the derivative contract, the significant inputs to valuation models are quoted market prices of similar instruments in active markets. However, cross-currency swap contracts and foreign currency forward contracts used to mitigate exposures on foreign currency intercompany debt may not qualify for hedge accounting. In cases where the cross-currency swap contracts and foreign currency forward contracts do not qualify for hedge accounting, the Company believes that such instruments are closely correlated with the underlying exposure, thus reducing the associated risk. The gains or losses from changes in the fair value of derivative instruments that do not qualify for hedge accounting are recognized in current period earnings within other income/(loss), net.
The following table summarizes the Company's outstanding foreign currency forward contracts associated with assets to be purchased by GWA in U.S. dollars within the next six months (United States dollars in thousands):

Effective date	Settlement Date	Notional Amount	Exchange Rate
4/18/2018	7/5/2018	$5,379	0.78
5/2/2018	11/5/2018	$4,315	0.75
5/2/2018	12/21/2018	$5,753	0.75
The fair values of the Company's foreign currency forward contracts were estimated based on Level 2 inputs. Based on the Company's fair value assumptions as of June 30, 2018, it expects to realize $0.4 million of existing net gains that are reported in accumulated other comprehensive loss into earnings within the next 12 months. See Note 13, Accumulated Other Comprehensive Loss, for additional information regarding the Company's cash flow hedges.
On March 25, 2015, the Company closed on the Freightliner acquisition and paid cash consideration of £492.1 million (or $733.0 million at the exchange rate on March 25, 2015). The Company financed the acquisition through a combination of available cash and borrowings under the Company's Credit Agreement. A portion of the funds were transferred from the United States to the U.K. through an intercompany loan with a notional amount of £120.0 million (or $181.0 million at the exchange rate on the effective date of the loan) and accrued interest as of June 30, 2018 of £25.9 million (or $34.2 million at the exchange rate on June 30, 2018), each of which are expected to remain until maturity of the loan. To mitigate the foreign currency exchange rate risk related to this non-functional currency intercompany loan and the related interest, the Company entered into British pound forward contracts, which are accounted for as cash flow hedges.

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The fair values of the Company's British pound forward contracts were estimated based on Level 2 inputs. During the three and six months ended June 30, 2018, $0.2 million and $0.3 million, respectively, of net gains were recorded as interest income in the consolidated statements of operations. During the three and six months ended June 30, 2017, $0.1 million and $0.3 million, respectively, of net gains were recorded as interest income in the consolidated statements of operations. Based on the Company's fair value assumptions as of June 30, 2018, it expects to realize $0.7 million of existing net gains that are reported in accumulated other comprehensive loss into earnings within the next 12 months. See Note 13, Accumulated Other Comprehensive Loss, for additional information regarding the Company's cash flow hedges.
The following table summarizes the Company's outstanding British pound forward contracts (British pounds in thousands):

Effective Date	Settlement Date	Notional Amount	Exchange Rate
3/25/2015	3/31/2020	£60,000	1.51
3/25/2015	3/31/2020	£60,000	1.50
6/30/2015	3/31/2020	£2,035	1.57
9/30/2015	3/31/2020	£1,846	1.51
12/31/2015	3/31/2020	£1,873	1.48
3/31/2016	3/31/2020	£1,881	1.45
6/30/2016	3/31/2020	£1,909	1.35
9/30/2016	3/31/2020	£1,959	1.33
12/30/2016	3/31/2020	£1,989	1.28
3/31/2017	3/31/2020	£1,975	1.30
6/30/2017	3/31/2020	£2,026	1.34
10/2/2017	3/31/2020	£2,079	1.36
12/29/2017	3/31/2020	£2,111	1.39
3/31/2018	3/31/2020	£2,096	1.44
6/29/2018	3/31/2020	£2,151	1.36
On December 1, 2016, GWAHLP and the Company's subsidiary, GWI Holding B.V. (GWBV), entered into an A$248.9 million non-recourse subordinated partner loan agreement (GRail Intercompany Loan), which is eliminated in consolidation. GWAHLP used the proceeds from this loan to fund a portion of the acquisition of GRail. To mitigate the foreign currency exchange rate risk related to the non-functional currency intercompany loan, the Company entered into two Euro/Australian dollar floating-to-floating cross-currency swap agreements (the Swaps) on December 22, 2016, which effectively convert the A$248.9 million intercompany loan receivable in the Netherlands into a €171.7 million loan receivable. These agreements do not qualify as hedges for accounting purposes and, accordingly, mark-to-market changes in the fair value of the Swaps relative to the underlying GRail Intercompany Loan will be recorded over the life of the agreements, which expire on June 30, 2019.
The first swap requires the Company to pay Australian dollar BBR plus 4.50% based on a notional amount of A$123.9 million and allows the Company to receive EURIBOR plus 2.68% based on a notional amount of €85.5 million on a semi-annual basis. BBR is the Bankers Buyers Rate and EURIBOR is the Euro Interbank Offered Rate, which the Company believes are generally considered equivalents to LIBOR. The second swap requires the Company to pay Australian dollar BBR plus 4.50% based on a notional amount of A$125.0 million and allows the Company to receive EURIBOR plus 2.90% based on a notional amount of €86.3 million on a semi-annual basis. The Swaps require semi-annual net settlement payments. During the three and six months ended June 30, 2018, $0.3 million of net income and $2.5 million of net expense, respectively, was realized within other income/(loss), net in the consolidated statement of operations as a result of the mark-to-market impact of the GRail Intercompany Loan compared to the mark-to-market of the Swaps.
During the three and six months ended June 30, 2017, $0.8 million and $3.7 million, respectively, of net expense was realized within other income/(loss), net in the consolidated statements of operations as a result of the mark-to-market impact of the GRail Intercompany Loan compared to the mark-to-market of the Swaps. Over the life of the Swaps, the Company expects the cumulative impact of net gains and losses from the mark-to-market of the GRail Intercompany Loan and Swaps to be approximately zero.

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the fair value of the Company's derivative instruments recorded in the consolidated balance sheets as of June 30, 2018 and December 31, 2017 (dollars in thousands):

		Fair Value
	Balance Sheet Location	June 30, 2018	December 31, 2017
Asset Derivatives:
Derivatives designated as hedges:
Interest rate swap agreements	Prepaid expenses and other	$69	$—
Foreign currency forward contracts	Prepaid expenses and other	411	—
Interest rate swap agreements	Other assets	500	—
British pound forward contracts	Other assets	18,133	13,657
Total derivatives designated as hedges		$19,113	$13,657
Derivatives not designated as hedges:
Cross-currency swap contract	Prepaid expenses and other	$14,289	$5,775
Cross-currency swap contract	Other assets	—	2,887
Total derivatives not designated as hedges		$14,289	$8,662

Liability Derivatives:
Derivatives designated as hedges:
Interest rate swap agreements	Accrued expenses	$641	$1,972
Interest rate swap agreements	Other long-term liabilities	1,611	12,410
British pound forward contracts	Other long-term liabilities	419	829
Total derivatives designated as hedges		$2,671	$15,211
The following table shows the effect of the Company's derivative instruments designated as cash flow hedges for the three and six months ended June 30, 2018 and 2017 in other comprehensive income (OCI) (dollars in thousands):

	Total Cash Flow Hedge OCI Activity, Net of Tax
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Derivatives Designated as Cash Flow Hedges:
Effective portion of net changes in fair value recognized in OCI, net of tax:
Interest rate swap agreements	$2,688	$(1,647)	$9,580	$(1,770)
Foreign currency forward contracts	288	—	288	—
British pound forward contracts, net (a)	(274)	1,043	(265)	1,672
	$2,702	$(604)	$9,603	$(98)

(a)
The three and six months ended June 30, 2018 represented a net gain of $9.0 million and $3.5 million, respectively, for the mark-to-market of the British pound forward contracts, partially offset by a net loss of $9.2 million and $3.7 million, respectively, for the mark-to-market of the U.K. intercompany loan. The three and six months ended June 30, 2017 represented a net gain of $3.8 million and $5.4 million, respectively, for the mark-to-market of the U.K. intercompany loan, partially offset by a net loss of $2.8 million and $3.8 million, respectively, for the mark-to-market of the British pound forward contracts.

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table shows the effect of the Company's derivative instruments not designated as hedges for the three and six months ended June 30, 2018 and 2017 in the consolidated statements of operations (dollars in thousands):

		Amount Recognized in Earnings
	Location of Amount Recognized in Earnings	Three Months Ended		Six Months Ended
		June 30,		June 30,
		2018	2017	2018	2017
Derivative Instruments Not Designated as Hedges:
Cross-currency swap agreements, net (a)	Other income/(loss), net	$272	$(809)	$(2,490)	$(3,667)

(a)
The three months ended June 30, 2018 represented a net loss of $2.8 million for the mark-to-market of the Swaps, partially offset by a net gain of $3.0 million for the mark-to-market of the GRail Intercompany Loan. The six months ended June 30, 2018 represented a net gain of $2.6 million for the mark-to-market of the Swaps, partially offset by a net loss of $5.1 million for the mark-to-market of the GRail Intercompany Loan. The three and six months ended June 30, 2017 represented a net gain of $11.2 million and $0.3 million, respectively, for the mark-to-market of the Swaps, partially offset by a net loss of $12.0 million and $4.0 million, respectively, for the mark-to-market of the GRail Intercompany Loan.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS:
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
The following methods and assumptions were used to estimate the fair value of each class of financial instruments held by the Company:
Financial Instruments Carried at Fair Value: Derivative instruments are recorded on the consolidated balance sheets as either assets or liabilities measured at fair value. During the reporting period, the Company's derivative financial instruments consisted of interest rate swap agreements, foreign currency forward contracts and cross-currency swap agreements. The Company estimated the fair value of its interest rate swap agreements based on Level 2 valuation inputs, including fixed interest rates, LIBOR and BBR implied forward interest rates and the remaining time to maturity. The Company estimated the fair value of its British pound forward contracts based on Level 2 valuation inputs, including LIBOR implied forward interest rates, British pound LIBOR implied forward interest rates and the remaining time to maturity. The Company estimated the fair value of its foreign currency forward contracts based on Level 2 valuation inputs, including BBR implied forward interest rates and the remaining time to maturity. The Company estimated the fair value of its cross-currency swap agreements based on Level 2 valuation inputs, including EURIBOR implied forward interest rates, BBR implied forward interest rates and the remaining time to maturity.
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

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the Company's financial instruments carried at fair value using Level 2 inputs as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018	December 31, 2017
Financial instruments carried at fair value using Level 2 inputs:
Financial assets carried at fair value:
Interest rate swap agreements	$569	$—
Foreign currency forward contracts	411	—
British pound forward contracts	18,133	13,657
Cross-currency swap contracts	14,289	8,662
Total financial assets carried at fair value	$33,402	$22,319
Financial liabilities carried at fair value:
Interest rate swap agreements	$2,252	$14,382
British pound forward contracts	419	829
Total financial liabilities carried at fair value	$2,671	$15,211
The following table presents the Company's financial instrument carried at fair value using Level 3 inputs as of June 30, 2018 and December 31, 2017 (amounts in thousands):

	June 30, 2018	December 31, 2017
Financial instrument carried at fair value using Level 3 inputs:
Financial liabilities carried at fair value:
Accrued deferred consideration - HOG	$6,231	$5,974
At the date of acquisition of HOG in 2017, the contingent liability represented the fair value of the deferred consideration payable to the sellers upon satisfaction of certain conditions, which the Company expects to be paid in 2021. See Note 2, Changes in Operations, for additional information regarding HOG.
The Company's contingent liability is adjusted each period to represent the fair value of the deferred consideration as of the balance sheet date. To do so, the Company recalculates HOG's deferred consideration based on the contractual formula as defined in the stock purchase agreement. This calculation effectively represents the present value of the expected payment to be made upon settlement of the deferred consideration. Accordingly, such recalculations will reflect both the impact of the time value of money and the impact of changes in the expected future performance of the acquired business, as applicable. During the three and six months ended June 30, 2018, the Company recognized $0.1 million and $0.3 million, respectively, as other expenses, net within the Company's consolidated statements of operations as a result of the change in the estimated fair value of the deferred consideration, which represented the time value of money. The Company expects to recognize future changes in the contingent liability for the estimated fair value of the deferred consideration through other expenses, net within the Company's consolidated statement of operations. This future change in the estimated fair value of the deferred consideration is not expected to be deductible for tax purposes.
The following table presents the carrying value and fair value using Level 2 inputs of the Company's financial instruments carried at historical cost as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities carried at historical cost:
United States term loan	$1,307,365	$1,310,829	$1,204,714	$1,208,657
U.K. term loan	338,358	340,276	124,747	126,480
Australian credit agreement	479,060	487,230	513,192	528,105
Australia subordinated shareholder loan from MIRA	176,083	172,500	186,085	184,750
Revolving credit facility	4,935	5,562	225,155	229,483
Other debt	2,381	2,362	2,419	2,426
Total	$2,308,182	$2,318,759	$2,256,312	$2,279,901

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
The following tables summarize the components of the Pension Program related to the net benefit costs recognized in labor and benefits and other income/(loss), net in the Company's consolidated statements of operations for the three and six months ended June 30, 2018 and 2017 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating expense:
Service cost(a)	$3,770	$3,823	$7,625	$7,526
Nonoperating income, net:
Interest cost	2,488	2,531	5,033	4,982
Expected return on plan assets	(4,775)	(4,232)	(9,659)	(8,329)
Total nonoperating income, net(b)	(2,287)	(1,701)	(4,626)	(3,347)
Net periodic benefit cost	$1,483	$2,122	$2,999	$4,179
(a) Included in labor and benefits within the Company’s consolidated statement of operations
(b) Included in other income/(loss), net within the Company’s consolidated statement of operations
During the six months ended June 30, 2018, the Company contributed £3.0 million (or $4.0 million at the June 30, 2018 exchange rate) to fund the Pension Program. The Company expects to contribute £4.2 million (or $5.6 million at the June 30, 2018 exchange rate) to the Pension Program for the remainder of 2018. The Pension Program's assets may undergo significant changes over time as a result of market conditions, and its assets and liabilities are formally valued on an independent actuarial basis every three years to assess the adequacy of funding levels. A key element of the valuation process is an assessment of the creditworthiness of the participating employer. In March 2018, the Company completed its triennial valuation based on the program's funding position as of December 31, 2016, which did not have and is not expected to have a material impact on its consolidated financial statements. In the event that the Pension Program's projected assets and liabilities reveal additional funding requirements, the shared cost arrangement generally means that the Company will be required to pay 60% of any additional contributions, with active members contributing the remaining 40%, in each case over an agreed recovery period. If the Pension Program was to be terminated and wound up, any deficit would fall entirely on the Company and could not be shared with active members. Currently, the Company has no intention of terminating the Pension Program.
11. INCOME TAXES:
The Company's provision for income taxes for the three months ended June 30, 2018 was $26.4 million, compared with $29.6 million for the three months ended June 30, 2017. Based on developments during the three months ended June 30, 2018, the Company recorded a reserve for uncertain tax positions of $4.8 million related to tax deductions on intercompany financing arrangements in the U.K., of which $0.7 million related to the three months ended June 30, 2018, $0.4 million related to the three months ended March 31, 2018 and $3.7 million related to the period from March 25, 2015, the date of the Freightliner acquisition when the arrangements were established, through December 31, 2017. The reserve for uncertain tax positions was included in the Company's provision for income taxes for the three months ended June 30, 2018. Excluding the prior period portion of the reserve for uncertain tax positions, the Company's effective income tax rate for the three months ended June 30, 2018 was 29.8%. The Company's effective income tax rate for the three months ended June 30, 2017 was 38.1%. The decrease in the Company's effective income tax rate was primarily a result of the Tax Cuts and Jobs Act of 2017 (TCJA), which decreased the United States federal corporate income tax rate from 35% to 21%. In addition, the Company's provision for income taxes for the three months ended June 30, 2017 included an increase to a valuation allowance of €0.7 million (or $0.6 million at the average exchange rate for the period) primarily associated with losses at ERS.

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company's provision for income taxes for the six months ended June 30, 2018 was $10.6 million, compared with $51.5 million for the six months ended June 30, 2017. The provision for income taxes for the six months ended June 30, 2018 included a $31.6 million benefit from the retroactive extension of the United States Short Line Tax Credit. Based on developments during the six months ended June 30, 2018, the Company recorded a reserve for uncertain tax positions of $4.8 million related to tax deductions on intercompany financing arrangements in the U.K., of which $3.7 million related to the period from March 25, 2015, the date of the Freightliner acquisition when the arrangements were established, through December 31, 2017. Excluding the benefit from the retroactive extension and the prior period portion of the reserve for uncertain tax positions, the effective income tax rate for the six months ended June 30, 2018 was 28.5%. The Company's effective income tax rate for the six months ended June 30, 2017 was 40.6%. The decrease in the effective income tax rate was primarily a result of the TCJA, which decreased the United States federal corporate income tax rate from 35% to 21%. In addition, the provision for income taxes for the six months ended June 30, 2017 included an increase to a valuation allowance of €0.9 million (or $1.0 million at the average exchange rate for the period) primarily associated with losses at ERS.
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
On December 22, 2017, the TCJA was enacted into law and the SEC's staff issued Staff Accounting Bulletin No.118 (SAB 118) to address the application of the TCJA on accounting for income taxes in the period which includes the enactment date. Specifically, when the initial accounting for items under the TCJA is incomplete, SAB 118 allows the Company to include provisional amounts when reasonable estimates can be made. SAB 118 provides for an up to one-year measurement period during which the tax effect of the TCJA can be recomputed based on additional guidance and analysis. Any adjustment will be recorded as a tax expense or benefit in the reporting period during which the amounts are determined. As of June 30, 2018, the Company believed that the provisional calculations for year-end 2017 resulted in a reasonable estimate of the one-time transition (toll) tax and therefore, has not made any measurement period adjustments. The Company will continue to refine its estimates as additional guidance and information is available including deferred taxes related to certain equity compensation arrangements.
12. COMMITMENTS AND CONTINGENCIES:
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
In November 2014, the Company received a notice from the United States Environmental Protection Agency (EPA) requesting information under the Clean Water Act related to the discharge of crude oil as a result of a derailment of an Alabama & Gulf Coast Railway LLC (AGR) freight train in November 2013 in the vicinity of Aliceville, Alabama. In May 2018, the EPA notified the AGR of a maximum civil payment of up to $14.1 million, based on the amount of oil allegedly discharged and other relevant factors considered under the applicable regulation. The Company is evaluating its defenses, settlement options and the availability of insurance.

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company is also involved in several arbitrations related to contractual disputes that are not covered by insurance. In March 2017, CSX Transportation, Inc. (CSXT) initiated arbitration against several of the Company’s subsidiaries associated with freight revenue factors (or divisions) under certain operating agreements associated with leased railroads. CSXT is seeking to reduce certain of the Company's freight revenue factors for the time period after August 21, 2016. While the arbitration is not complete, the arbitration panel issued a Partial Final Award dated July 19, 2018 denying CSXT’s request that the freight revenue factors at issue be reduced. The Company continues to believe that it has meritorious defenses against CSXT’s remaining claims. In an unrelated matter, on May 3, 2017, the AGR initiated arbitration related to the collection of approximately $13 million of outstanding liquidated damages under a volume commitment (or take-or-pay) contract with a customer. The Company believes it will prevail in the collection of the outstanding liquidated damages. Although the Company expects to attain successful outcomes in each of these matters, arbitration is inherently uncertain, and it is possible that an unfavorable ruling could have an adverse effect on the Company's results of operations, financial condition and liquidity.
13. ACCUMULATED OTHER COMPREHENSIVE LOSS:
The following tables set forth the components of accumulated other comprehensive loss attributable to Genesee & Wyoming Inc. included in the consolidated balance sheets and consolidated statements of comprehensive income (dollars in thousands):

	Foreign Currency Translation Adjustment	Defined Benefit Plans		Net Unrealized Gain/(Loss) on Cash Flow Hedges		Accumulated Other Comprehensive Loss
Balance, December 31, 2017	$(74,617)	$(19,601)		$(11,316)		$(105,534)
Other comprehensive (loss)/income before reclassifications	(36,698)	—		9,736		(26,962)
Amounts reclassified from accumulated other comprehensive loss, net of tax (provision)/benefit of ($28) and $115, respectively	—	86	(a)	(290)	(b)	(204)
Current period change	(36,698)	86		9,446		(27,166)
Amounts reclassified from accumulated other comprehensive loss to retained earnings related to the United States Tax Cuts and Jobs Act	—	(132)		(2,838)		(2,970)
Balance, June 30, 2018	$(111,315)	$(19,647)		$(4,708)		$(135,670)

	Foreign Currency Translation Adjustment	Defined Benefit Plans		Net Unrealized Gain/(Loss) on Cash Flow Hedges		Accumulated Other Comprehensive Loss
Balance, December 31, 2016	$(163,642)	$(19,948)		$(13,726)		$(197,316)
Other comprehensive income/(loss) before reclassifications	53,482	(2,263)		(4,448)		46,771
Amounts reclassified from accumulated other comprehensive loss, net of tax (provision) of ($40) and ($3,381), respectively	—	76	(a)	5,029	(b)	5,105
Current period change	53,482	(2,187)		581		51,876
Balance, June 30, 2017	$(110,160)	$(22,135)		$(13,145)		$(145,440)

(a)	Existing net gains realized were recorded in labor and benefits on the consolidated statements of operations.

(b)	Existing net gains/(losses) realized were recorded in interest expense on the consolidated statements of operations (see Note 8, Derivative Financial Instruments).

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Comprehensive Income/(Loss) Attributable to Noncontrolling Interest
The following table sets forth comprehensive income attributable to noncontrolling interest for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income attributable to noncontrolling interest	$4,443	$2,121	$5,370	$3,172
Other comprehensive income/(loss):
Foreign currency translation adjustment	(8,825)	1,047	(12,843)	13,670
Net unrealized gain/(loss) on qualifying cash flow hedges, net of tax (provision)/benefit of ($67), $39, ($67), and $291, respectively	157	(90)	157	(679)
Comprehensive (loss)/income attributable to noncontrolling interest	$(4,225)	$3,078	$(7,316)	$16,163
14. STOCKHOLDERS' EQUITY:
The following tables reconcile the beginning and ending equity balance for the periods attributable to Genesee & Wyoming Inc. and to noncontrolling interest (dollars in thousands):

	Genesee & Wyoming Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2017	$3,650,466	$245,626	$3,896,092
Net income	119,266	5,370	124,636
Other comprehensive loss	(27,166)	(12,686)	(39,852)
Value of shares repurchased under repurchase plan - 2,666,043 shares	(192,324)	—	(192,324)
Distribution to noncontrolling interest	—	(14,898)	(14,898)
Other	8,675	49	8,724
Balance, June 30, 2018	$3,558,917	$223,461	$3,782,378

	Genesee & Wyoming Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2016	$2,966,514	$220,607	$3,187,121
Net income	72,245	3,172	75,417
Other comprehensive income	51,876	12,991	64,867
Other	11,192	(27)	11,165
Balance, June 30, 2017	$3,101,827	$236,743	$3,338,570
15. SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
As of June 30, 2018 and 2017, the Company had outstanding accounts receivable from outside parties for the funding of capital expenditures of $10.9 million and $10.0 million, respectively. As of June 30, 2018 and 2017, the Company also had $9.2 million and $10.5 million, respectively, of purchases of property and equipment that were not paid and, accordingly, were accrued in accounts payable in the normal course of business.
16. SEGMENT INFORMATION:
The Company presents the financial results of its nine operating regions as three reportable segments: North American Operations, Australian Operations and U.K./European Operations. The Company's seven North American regions are aggregated into one segment as a result of having similar economic and operating characteristics. Each of the Company's segments generates the following three categories of revenues from external customers: freight revenues, freight-related revenues and all other revenues.

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company's Australian business underwent a transformational change on December 1, 2016, with the acquisition of GRail and the formation of the Australia Partnership, which the Company controls through its 51.1% interest. The GRail acquisition significantly expanded the Company's operations in New South Wales. In conjunction with the GRail acquisition, the Company issued a 48.9% equity stake in its Australian subsidiary, GWAHLP, to MIRA. The Company retained a 51.1% controlling interest in GWAHLP and continues to consolidate 100% of its Australian Operations in the Company's financial statements and reports a noncontrolling interest for MIRA’s 48.9% equity ownership. As a result, (1) 100% of the assets and liabilities of the Company's Australian Operations, after the elimination of intercompany balances, were included in the Company's consolidated balance sheets as of June 30, 2018 and December 31, 2017, with MIRA's 48.9% noncontrolling interest reflected in the equity section, (2) the Company's operating revenues and operating income for the three and six months ended June 30, 2018 and 2017 included 100% of the Australian Operations, while net income attributable to G&W reflected the Company's 51.1% ownership position in the Australian Operations since the formation of the partnership on December 1, 2016 and (3) 100% of the cash flows of the Australian Operations, after the elimination of intercompany items, were included in the Company's consolidated statements of cash flows for the six months ended June 30, 2018 and 2017. Accordingly, any payments between the Company's Australian Operations and its other businesses are eliminated in consolidation, while the Company's cash flows reflect 100% of any cash flows between the Australian Operations and MIRA.
In accordance with the Australia Partnership agreement, the cash and cash equivalents of the Company's Australian Operations can be used to make payments in the usual and regular course of business, to pay down debt of the Australia Partnership and to make distributions to the partners in proportion to their investments. During the six months ended June 30, 2018, the Australia Partnership made a A$40.0 million distribution, of which A$20.4 million (or $15.6 million at the exchange rate on June 5, 2018) and A$19.6 million (or $14.9 million at the exchange rate on June 5, 2018) were distributed to the Company and MIRA, respectively, while no such distributions were made for the six months ended June 30, 2017.
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
The following tables reflect the balance sheet exchange rates as of June 30, 2018 and December 31, 2017 and the average exchange rates for the three and six months ended June 30, 2018 and 2017 used to translate the foreign entities respective local currency balance sheet and results of operations into United States dollars for the respective period:

			June 30, 2018	December 31, 2017
United States dollar per Australian dollar			$0.74	$0.78
United States dollar per British pound			$1.32	$1.35
United States dollar per Canadian dollar			$0.76	$0.80
United States dollar per Euro			$1.17	$1.20

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
United States dollar per Australian dollar	$0.76	$0.75	$0.77	$0.75
United States dollar per British pound	$1.36	$1.28	$1.38	$1.26
United States dollar per Canadian dollar	$0.77	$0.74	$0.78	$0.75
United States dollar per Euro	$1.19	$1.10	$1.21	$1.08

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables set forth select financial data for the Company's reportable segments, including operating revenues by commodity group, for the three and six months ended June 30, 2018 and 2017 (dollars in thousands) (prior period revenue amounts have not been adjusted under the modified retrospective method):

	Three Months Ended June 30, 2018
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues by commodity group:
Agricultural Products	$29,693	$6,006	$785	$36,484
Autos & Auto Parts	5,806	—	—	5,806
Chemicals & Plastics	38,972	—	—	38,972
Coal & Coke	19,087	32,570	2,687	54,344
Food & Kindred Products	8,476	—	—	8,476
Intermodal	380	17,102	66,483	83,965
Lumber & Forest Products	23,810	—	—	23,810
Metallic Ores	3,670	8,125	—	11,795
Metals	32,493	—	—	32,493
Minerals & Stone	38,034	2,087	22,326	62,447
Petroleum Products	16,151	185	8	16,344
Pulp & Paper	29,514	—	—	29,514
Waste	7,339	—	—	7,339
Other	6,443	—	—	6,443
Total freight revenues	259,868	66,075	92,289	418,232
Freight-related revenues	63,467	11,515	67,420	142,402
All other revenues	16,222	1,439	16,695	34,356
Total operating revenues	$339,557	$79,029	$176,404	$594,990
Operating income/(loss)	$80,274	$25,896	$(3,045)	$103,125
Depreciation and amortization	$41,247	$15,288	$9,210	$65,745
Interest expense, net	$11,778	$12,893	$3,685	$28,356
Provision for income taxes	$20,091	$3,901	$2,454	$26,446
Cash expenditures for additions to property & equipment, net of grants from outside parties	$48,924	$14,489	$4,726	$68,139

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended June 30, 2017
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues by commodity group:
Agricultural Products	$31,279	$5,932	$829	$38,040
Autos & Auto Parts	5,730	—	—	5,730
Chemicals & Plastics	37,400	—	—	37,400
Coal & Coke	15,382	27,758	1,719	44,859
Food & Kindred Products	8,325	—	—	8,325
Intermodal	238	17,234	60,793	78,265
Lumber & Forest Products	22,323	—	—	22,323
Metallic Ores	2,920	10,659	—	13,579
Metals	26,079	—	—	26,079
Minerals & Stone	34,562	2,016	17,688	54,266
Petroleum Products	15,844	154	—	15,998
Pulp & Paper	26,077	—	—	26,077
Waste	7,144	—	—	7,144
Other	5,070	—	—	5,070
Total freight revenues	238,373	63,753	81,029	383,155
Freight-related revenues	61,183	11,500	54,938	127,621
All other revenues	16,118	1,556	11,983	29,657
Total operating revenues	$315,674	$76,809	$147,950	$540,433
Operating income/(loss)	$79,679	$20,250	$(196)	$99,733
Depreciation and amortization	$38,919	$14,970	$7,624	$61,513
Interest expense, net	$9,560	$13,835	$1,809	$25,204
Provision for/(benefit from) income taxes	$27,789	$1,931	$(123)	$29,597
Cash expenditures for additions to property & equipment, net of grants from outside parties	$40,012	$3,714	$6,175	$49,901

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Six Months Ended June 30, 2018
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues by commodity group:
Agricultural Products	$61,065	$11,489	$2,020	$74,574
Autos & Auto Parts	11,173	—	—	11,173
Chemicals & Plastics	75,189	—	—	75,189
Coal & Coke	39,032	64,149	6,163	109,344
Food & Kindred Products	16,826	—	—	16,826
Intermodal	689	33,075	133,804	167,568
Lumber & Forest Products	46,249	—	—	46,249
Metallic Ores	7,243	15,856	—	23,099
Metals	60,887	—	—	60,887
Minerals & Stone	68,552	4,181	41,505	114,238
Petroleum Products	34,634	336	8	34,978
Pulp & Paper	58,385	—	—	58,385
Waste	13,227	—	—	13,227
Other	12,134	—	—	12,134
Freight revenues	505,285	129,086	183,500	817,871
Freight-related revenues	127,299	22,078	134,222	283,599
All other revenues	32,603	2,699	32,879	68,181
Total operating revenues	$665,187	$153,863	$350,601	$1,169,651
Operating income/(loss)	$153,434	$41,872	$(5,268)	$190,038
Depreciation and amortization	$81,878	$31,295	$18,562	$131,735
Interest expense, net	$20,233	$26,134	$6,727	$53,094
Provision for income taxes	$606	$4,722	$5,228	$10,556
Cash expenditures for additions to property & equipment, net of grants from outside parties	$87,487	$19,751	$13,189	$120,427

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Six Months Ended June 30, 2017
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues by commodity group:
Agricultural Products	$64,257	$11,678	$2,568	$78,503
Autos & Auto Parts	10,940	—	—	10,940
Chemicals & Plastics	74,915	—	—	74,915
Coal & Coke	37,115	57,279	5,119	99,513
Food & Kindred Products	16,599	—	—	16,599
Intermodal	415	33,101	122,789	156,305
Lumber & Forest Products	42,699	—	—	42,699
Metallic Ores	6,816	18,290	—	25,106
Metals	52,673	—	—	52,673
Minerals & Stone	62,677	3,995	29,143	95,815
Petroleum Products	34,271	284	—	34,555
Pulp & Paper	51,555	—	—	51,555
Waste	12,338	—	—	12,338
Other	9,384	—	—	9,384
Freight revenues	$476,654	$124,627	$159,619	$760,900
Freight-related revenues	126,528	23,209	97,221	246,958
All other revenues	31,968	2,880	16,835	51,683
Total operating revenues	$635,150	$150,716	$273,675	$1,059,541
Operating income/(loss)	$147,342	$37,409	$(9,118)	$175,633
Depreciation and amortization	$77,786	$30,162	$14,339	$122,287
Interest expense, net	$20,111	$27,822	$3,409	$51,342
Provision for/(benefit from) income taxes	$49,863	$2,792	$(1,130)	$51,525
Cash expenditures for additions to property & equipment, net of grants from outside parties	$64,227	$5,176	$10,465	$79,868
The following tables set forth select balance sheet data for the Company's reportable segments as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Cash and cash equivalents	$14,458	$37,606	$17,638	$69,702
Property and equipment, net	$3,657,483	$631,919	$324,447	$4,613,849

	December 31, 2017
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Cash and cash equivalents	$13,584	$52,407	$14,481	$80,472
Property and equipment, net	$3,657,801	$664,367	$334,753	$4,656,921

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

17. RECENTLY ISSUED ACCOUNTING STANDARDS:
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
The new standard will become effective for the Company beginning January 1, 2019, and previously required the use of a modified retrospective adoption approach. In July 2018, the FASB approved another, optional, transition method that would instead allow companies to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company plans to elect the cumulative-effect adjustment transition method. The Company is currently implementing lease accounting software to assist in its assessment of the impact of adopting this guidance on its consolidated financial statements. At December 31, 2017, the Company disclosed approximately $615 million in aggregate future minimum operating lease payments and continues to evaluate those contracts as well as other existing arrangements to determine whether a right-of-use asset or lease liability will need to be recognized under the new standard and will assess new contracts entered into prior to the adoption of the new standard. The adoption of the new standard will result in a material increase to right of use assets and lease liabilities on the Company's consolidated balance sheet, primarily as a result of operating leases currently not recognized on the balance sheet. The Company, however, does not anticipate a material impact to net income as a result of the adoption of this new standard and is currently evaluating disclosure requirements.
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
When we discuss foreign exchange impact, we are referring to the change in our results due to the change in foreign currency exchange rates. We calculate foreign exchange impact by comparing the prior period results translated from local currency to United States dollars using current period exchange rates to the prior period results in United States dollars as reported. Constant currency, which is a non-GAAP measure, reflects the prior period results translated at the current period exchange rates. When we discuss results from existing operations or same railroad operations, we are referring to the change in our results, period-over-period, associated with operations that we managed in both periods (i.e., excluding the impact of acquisitions and divestitures).
Overview
We own or lease 121 freight railroads organized in nine locally managed operating regions with 8,000 employees serving 3,000 customers.
The financial results of our nine operating regions are reported in the following three reportable segments:

•
North American Operations: Our seven North American regions serve 41 U.S. states and four Canadian provinces and include 115 short line and regional freight railroads with more than 13,000 track-miles.

•
Australian Operations: Our Australia Region serves New South Wales, the Northern Territory, and South Australia and operates the 1,400-mile Tarcoola-to-Darwin rail line. The Australia Region is 51.1% owned by us and 48.9% owned by a consortium of funds and clients managed by Macquarie Infrastructure and Real Assets (MIRA).

•
U.K./European Operations: Our U.K./European Region includes the United Kingdom's (U.K.) largest rail maritime intermodal operator and the second-largest freight rail provider, as well as regional rail services in Continental Europe.

Our subsidiaries and joint ventures also provide rail service at more than 40 major ports, rail-ferry service between the U.S. Southeast and Mexico, transload services, contract coal loading, and industrial railcar switching and repair.
Overview of Three-Month Results
Consolidated Results
Our operating revenues increased $54.6 million, or 10.1%, to $595.0 million for the three months ended June 30, 2018, compared with $540.4 million for the three months ended June 30, 2017. Operating income for the three months ended June 30, 2018 was $103.1 million, compared with $99.7 million for the three months ended June 30, 2017, an increase of $3.4 million, or 3.4%. Our operating ratio, defined as operating expenses divided by operating revenues, was 82.7% for the three months ended June 30, 2018, compared with 81.5% for the three months ended June 30, 2017.

Net income attributable to G&W for the three months ended June 30, 2018 was $44.2 million, compared with net income of $46.0 million for the three months ended June 30, 2017. Our diluted earnings per common share (EPS) for the three months ended June 30, 2018 were $0.73 with 60.9 million weighted average shares outstanding, compared with diluted EPS of $0.74 with 62.4 million weighted average shares outstanding for the three months ended June 30, 2017.
Our provision for income taxes for the three months ended June 30, 2018 was $26.4 million, compared with our provision for income taxes for the three months ended June 30, 2017 of $29.6 million. Based on developments during the three months ended June 30, 2018, we recorded a reserve for uncertain tax positions of $4.8 million related to tax deductions on intercompany financing arrangements in the U.K., of which $0.7 million related to the three months ended June 30, 2018, $0.4 million related to the three months ended March 31, 2018 and $3.7 million related to the period from March 25, 2015, the date of the Freightliner Group Limited (Freightliner) acquisition when the arrangements were established, through December 31, 2017. The reserve for uncertain tax positions was included in our provision for income taxes for the three months ended June 30, 2018. Excluding the prior period portion of the reserve for uncertain tax positions, our effective income tax rate for the three months ended June 30, 2018 was 29.8%. Our effective income tax rate for the three months ended June 30, 2017 was 38.1%. The decrease in our effective income tax rate was primarily a result of the Tax Cuts and Jobs Act of 2017 (TCJA), which decreased the United States federal corporate income tax rate from 35% to 21%. See Note 11, Income Taxes, to our Consolidated Financial Statements set forth in "Part I Item 1. Financial Statements" of this quarterly report for additional information regarding the TCJA.
Items Affecting Comparability
Our results for the three months ended June 30, 2018 and 2017 included certain items affecting comparability between the periods that are set forth below (dollars in millions, except per share amounts):

	Income/(Loss) Before Taxes Impact	After-Tax Net Income/(Loss) Attributable to G&W Impact	Diluted Earnings/(Loss) Per Common Share Impact
Three Months Ended June 30, 2018
Corporate development and related costs	$(0.4)	$(0.3)	$—
Restructuring costs	$(9.4)	$(7.6)	$(0.12)
Loss on sale of ERS	$(1.4)	$(1.4)	$(0.02)
Gain on settlement	$6.3	$2.3	$0.04
Credit facility refinancing-related costs	$(2.7)	$(2.0)	$(0.03)
Prior period portion of tax adjustment	$—	$(4.1)	$(0.07)

Three Months Ended June 30, 2017
Corporate development and related costs	$(3.7)	$(2.7)	$(0.04)
Restructuring costs	$(2.4)	$(2.2)	$(0.03)
Gain on sale of investment	$1.6	$1.0	$0.02
For the three months ended June 30, 2018, our results included corporate development and related costs of $0.4 million, restructuring and related costs of $9.4 million, primarily driven by our optimization activities in the U.K., a $1.4 million loss on the sale of our Continental Europe intermodal business, ERS Railways B.V. (ERS), and a gain on settlement of $6.3 million from the recovery of pre-petition claims associated with Arrium Limited's (Arrium) voluntary administration in the second quarter of 2016. The results for the three months ended June 30, 2018 also included credit facility refinancing-related costs of $2.7 million and the $4.1 million income tax expense associated with uncertain tax deductions on intercompany financing arrangements in the U.K. previously recorded from March 25, 2015, the date of the Freightliner acquisition when the arrangements were established, through March 31, 2018.
For the three months ended June 30, 2017, our results included corporate development and related costs of $3.7 million, primarily related to the acquisition and integration of Pentalver Transport Limited (Pentalver), as well as restructuring costs of $2.4 million, primarily related to severance costs associated with our 2017 restructuring of ERS. The results for the three months ended June 30, 2017 also included a $1.6 million gain on the sale of an investment in the U.S.

Results by Segment
North America
Operating revenues from our North American Operations increased $23.9 million, or 7.6%, to $339.6 million for the three months ended June 30, 2018, compared with $315.7 million for the three months ended June 30, 2017. Excluding a $1.0 million increase due to the impact of foreign currency appreciation and $0.8 million of revenues from new operations, North American Operations same railroad revenues increased $22.1 million, or 7.0%.
North American Operations traffic increased 33,306 carloads, or 8.4%, to 430,353 carloads for the three months ended June 30, 2018. Excluding 1,243 carloads from new operations, same railroad traffic increased 32,063 carloads, or 8.1%. The same railroad traffic increase was principally due to increases of 12,845 carloads of coal and coke traffic (primarily in the Central, Midwest and Northeast regions), 6,111 carloads of metals traffic (primarily in the Southern, Midwest and Central regions), 5,383 carloads of minerals and stone products traffic (primarily in the Northeast and Coastal regions), 2,841 carloads of other commodity traffic (primarily in the Southern, Central and Midwest regions), 1,949 carloads of pulp and paper products traffic (primarily in the Coastal and Central regions), 1,449 carloads of intermodal traffic (primarily in the Northeast Region) and 1,438 carloads of lumber and forest products traffic (primarily in the Western and Central regions), partially offset by a decrease of 1,256 carloads of agricultural products traffic (primarily in the Central Region). All remaining traffic increased by a net 1,303 carloads.
Operating income from our North American Operations for the three months ended June 30, 2018 was $80.3 million, compared with $79.7 million for the three months ended June 30, 2017. The operating ratio for our North American Operations for the three months ended June 30, 2018 was 76.4%, compared with 74.8% for the three months ended June 30, 2017. Although our same railroad traffic increased 8.1% for the three months ended June 30, 2018, our operating ratio was adversely impacted by several variables including the mix of business, the lag in fuel surcharge recovery and legal fees associated with arbitration proceedings.
Australia
Operating revenues from our Australian Operations increased $2.2 million, or 2.9%, to $79.0 million for the three months ended June 30, 2018, compared with $76.8 million for the three months ended June 30, 2017. Excluding a $0.6 million increase due to the impact of foreign currency appreciation, Australian Operations operating revenues increased $1.6 million, or 2.1%, primarily due to an increase in freight revenues.
Australian Operations traffic increased 1,876 carloads, or 1.3%, to 147,965 carloads for the three months ended June 30, 2018. The traffic increase was principally due to increases of 4,623 carloads of coal and coke traffic and 2,913 carloads of minerals and stone traffic, partially offset by a decrease of 3,268 carloads of metallic ores traffic, 1,202 carloads of intermodal traffic and 1,200 carloads of agricultural products traffic. All remaining traffic increased by 10 carloads.
Operating income from our Australian Operations for the three months ended June 30, 2018 was $25.9 million, compared with $20.3 million for the three months ended June 30, 2017. The operating ratio for our Australian Operations was 67.2% for the three months ended June 30, 2018, compared with an operating ratio of 73.6% for the three months ended June 30, 2017. The operating income for the three months ended June 30, 2018 included a gain on settlement of $6.3 million related to Arrium's voluntary administration in the second quarter of 2016.
U.K./Europe
Operating revenues from our U.K./European Operations increased $28.5 million, or 19.2%, to $176.4 million for the three months ended June 30, 2018, compared with $148.0 million for the three months ended June 30, 2017. Excluding $12.0 million from new operations, a $9.2 million increase due to the impact of foreign currency appreciation and a decrease of $3.8 million from the divested ERS operations, U.K./European same railroad revenues increased $11.0 million, or 7.7%, primarily due to an increase in freight revenues in the U.K. and Poland.
U.K./European Operations traffic decreased 10,901 carloads, or 4.1%, to 256,045 carloads for the three months ended June 30, 2018. Excluding a decrease of 6,825 carloads from the divested ERS operations, the traffic decrease was principally due to decreases of 9,208 carloads of intermodal traffic in the U.K., partially offset by an increase of 5,187 carloads of minerals and stone traffic (primarily in the U.K.). All remaining traffic decreased by a net 55 carloads.

Operating loss from our U.K./European Operations was $3.0 million for the three months ended June 30, 2018, compared with an operating loss of $0.2 million for the three months ended June 30, 2017. The operating ratio for our U.K./European Operations was 101.7% for the three months ended June 30, 2018, compared with an operating ratio of 100.1% for the three months ended June 30, 2017. The operating loss for the three months ended June 30, 2018 included restructuring and related costs of $9.4 million, primarily driven by our optimization activities in the U.K. The operating loss for the three months ended June 30, 2017 included restructuring costs of $2.4 million, primarily related to severance costs associated with our 2017 restructuring of ERS.
Overview of Six-Month Results
Our operating revenues increased $110.1 million, to $1,169.7 million for the six months ended June 30, 2018, compared with $1,059.5 million for the six months ended June 30, 2017. Operating income for the six months ended June 30, 2018 was $190.0 million, compared with $175.6 million for the six months ended June 30, 2017, an increase of $14.4 million, or 8.2%. Our operating ratio was 83.8% for the six months ended June 30, 2018, compared with 83.4% for the six months ended June 30, 2017. Our same railroad operating ratio for the six months ended June 30, 2018 was 83.0%, compared with 82.3% for the six months ended June 30, 2017. When we discuss either operating ratios from existing operations or same railroad operating ratios, we are referring to the change in our operating ratio, period-over-period, associated with operations that we managed in both periods (i.e., excluding the impact of acquisitions and divestitures).
Net income for the six months ended June 30, 2018 was $124.6 million, compared with net income of $75.4 million for the six months ended June 30, 2017. Our diluted EPS for the six months ended June 30, 2018 were $1.93 with 61.8 million weighted average shares outstanding, compared with diluted EPS of $1.16 with 62.4 million weighted average shares outstanding for the six months ended June 30, 2017. Our results for the six months ended June 30, 2018 included an income tax benefit of $31.6 million associated with the retroactive extension of the United States Short Line Tax Credit for fiscal year 2017, which was enacted in February 2018. Based on developments during the six months ended June 30, 2018, we recorded a reserve for uncertain tax positions of $4.8 million related to tax deductions on intercompany financing arrangements in the U.K., of which $3.7 million related to the period from March 25, 2015, the date of the Freightliner acquisition when the arrangements were established, through December 31, 2017. The reserve for uncertain tax positions was included in our provision for income taxes for the six months ended June 30, 2018.
During the six months ended June 30, 2018, we generated $231.3 million in cash flows from operating activities. During the same period, we purchased $133.3 million of property and equipment, including $22.7 million for new business investments, partially offset by $12.9 million in cash received from government grants and other outside parties for capital spending. We also repurchased 2.7 million shares of our common stock for $192.3 million, Genesee & Wyoming Australia (GWA) made a distribution of $14.9 million to its noncontrolling interest holders and we received $88.3 million in net proceeds from the net increase in outstanding debt.

Items Affecting Comparability
Our results for the six months ended June 30, 2018 and 2017 included certain items affecting comparability between the periods that are set forth below (dollars in millions, except per share amounts):

	Income/(Loss) Before Taxes Impact	After-Tax Net Income/(Loss) Attributable to G&W Impact	Diluted Earnings/(Loss) Per Common Share Impact
Six Months Ended June 30, 2018
Corporate development and related costs	$(0.5)	$(0.4)	$(0.01)
Restructuring costs	$(9.6)	$(7.8)	$(0.13)
Loss on sale of ERS	$(1.4)	$(1.4)	$(0.02)
Gain on settlement	$6.3	$2.3	$0.04
Credit facility refinancing-related costs	$(2.7)	$(2.0)	$(0.03)
2017 Short Line Tax Credit	$—	$31.6	$0.51
Prior period portion of tax adjustment	$—	$(3.7)	$(0.06)

Six Months Ended June 30, 2017
Corporate development and related costs	$(9.1)	$(5.9)	$(0.1)
Restructuring costs	$(6.1)	$(5.6)	$(0.09)
Gain on sale of investment	$1.6	$1.0	$0.02
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
Australian Operations
Arrium Limited: On April 7, 2016, GWA's customer, Arrium announced it had entered into voluntary administration. As a result, during the first quarter of 2016, we recorded a $13.0 million non-cash charge related to the impairment of GWA's idle rolling-stock maintenance facility and an allowance for doubtful accounts charge of $8.1 million. Also, as a result of the voluntary administration, all payments to GWA associated with the rail haulage agreement for Arrium's Southern Iron mine ceased.
On August 31, 2017, Arrium was sold to GFG Alliance. The steel making business was rebranded as Liberty OneSteel and the mining business was rebranded as SIMEC Mining (SIMEC). Although the Southern Iron mine is still mothballed, GWA continues to provide services and receive payments under the rail haulage agreement for the SIMEC's Middleback Range operations. Pursuant to that rail haulage agreement, GWA serves several iron ore mines in the Middleback Range and the Whyalla steelworks operations.
In December 2017, GWA recovered $0.9 million of cash in relation to our previous agreements with Arrium. In June 2018, GWA recorded a gain on settlement of $6.3 million from an additional cash recovery of pre-petition claims associated with Arrium, which was recognized as an offset to other expenses, net in our consolidated statement of operations for the three months ended June 30, 2018.

U.K./European Operations
Continental Europe Intermodal Business: In 2017, we ceased all "open" train services from the port of Rotterdam, closed our Continental Europe intermodal business, ERS Railways B.V. (ERS), offices in Rotterdam and Frankfurt, and the ERS customer services function in Warsaw. We recorded restructuring charges of $1.3 million and $4.5 million for the three and six months ended June 30, 2017, respectively, primarily related to severance costs and costs associated with surplus locomotives and railcar leases.
On June 5, 2018, we finalized the sale of ERS for gross cash proceeds of €11.2 million (or $13.1 million at the exchange rate on June 5, 2018) or €6.8 million (or $7.9 million at the exchange rate on June 5, 2018) net of €4.4 million (or $5.2 million at the exchange rate on June 5, 2018) of cash on hand that transferred to the buyer. The sale resulted in a net loss of $1.4 million recognized in our consolidated statement of operations for the three months ended June 30, 2018 within other income/(loss), net.
Pentalver Transport Limited: On May 3, 2017, our subsidiary, GWI UK Acquisition Company Limited, purchased for cash all of the issued share capital of Pentalver from a subsidiary of APM Terminals (a subsidiary of AP Møller-Maersk A/S) for £97.8 million (or $126.2 million at the exchange rate on May 3, 2017) or £77.5 million (or $100.1 million at the exchange rate on May 3, 2017) net of £20.2 million (or $26.1 million at the exchange rate on May 3, 2017) of cash received in connection with the sale. We funded the acquisition with borrowings under our Second Amended and Restated Senior Secured Syndicated Credit Facility Agreement (the Credit Agreement). The foreign exchange rate used to translate the total consideration to United States dollars was $1.29 for one British pound.
Headquartered in Southampton, U.K., Pentalver operates off-dock container terminals (most under long-term leases) strategically placed at each of the three major seaports of Felixstowe, Southampton and London Gateway, as well as an inland terminal located at Cannock, in the Midlands, near many of the nation’s largest distribution centers. In addition to providing storage for loaded and empty containers on over 100 acres of land, Pentalver also operates a trucking haulage service with more than 150 trucks, primarily providing daily service between the seaports of Felixstowe and Southampton and its inland terminal at Cannock. Pentalver also provides services related to container customization, maintenance and repair (including refrigerated containers) and is one of the largest sellers of new and used containers in the U.K.
The results of operations from Pentalver have been included in our consolidated statements of operations since the May 3, 2017 acquisition date. For additional information regarding the acquisition of Pentalver, see Note 2, Changes in Operations, to our Consolidated Financial Statements set forth in "Part I Item 1. Financial Statements" of this quarterly report.
Three Months Ended June 30, 2018 Compared with Three Months Ended June 30, 2017
Consolidated Operating Results
Operating Revenues
During the three months ended June 30, 2018, we sold our Continental Europe intermodal business, ERS. The following table reflects the calculation of our total ongoing operations by subtracting the revenues and carloads from the divested ERS operations from our total operations for the three months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended June 30,						Increase/(Decrease) in Total Operations		Currency Impact
	2018			2017
	Total Operations	Divested Operations	Total Ongoing Operations	Total Operations	Divested Operations	Total Ongoing Operations	Amount	%
Freight revenues	$418,232	$6,674	$411,558	$383,155	$9,207	$373,948	$35,077	9.2%	$6,516
Freight-related revenues	142,402	2,685	139,717	127,621	2,849	124,772	14,781	11.6%	3,534
All other revenues	34,356	9	34,347	29,657	6	29,651	4,699	15.8%	691
Total operating revenues	$594,990	$9,368	$585,622	$540,433	$12,062	$528,371	$54,557	10.1%	$10,741
Carloads	834,363	20,823	813,540	810,082	27,648	782,434	24,281	3.0%

The following table sets forth our total ongoing operating revenues and carloads by new operations and existing operations for the three months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended June 30,				Increase/(Decrease) in Existing/Ongoing Operations		Currency Impact on Total Ongoing Operations
	2018			2017
	Total Ongoing Operations	New Operations	Existing Operations	Total Ongoing Operations	Amount	%
Freight revenues	$411,558	$705	$410,853	$373,948	$36,905	9.9%	$5,732
Freight-related revenues	139,717	8,151	131,566	124,772	6,794	5.4%	3,261
All other revenues	34,347	3,970	30,377	29,651	726	2.4%	690
Total operating revenues	$585,622	$12,826	$572,796	$528,371	$44,425	8.4%	$9,683
Carloads	813,540	1,243	812,297	782,434	29,863	3.8%
Operating Expenses
Total operating expenses for the three months ended June 30, 2018 increased $51.2 million, or 11.6%, to $491.9 million, compared with $440.7 million for the three months ended June 30, 2017. The increase consisted of $12.2 million from new operations and $42.5 million from existing operations, partially offset by a $3.5 million decrease from divested operations. The increase from existing operations included a $9.6 million increase from the net appreciation of foreign currencies relative to the United States dollar, as well as increases of $11.7 million in diesel fuel used in train operations, $10.2 million in labor and benefits expense, $7.0 million in restructuring and related costs, $2.9 million in depreciation and amortization, $2.9 million in casualties and insurance expense, $1.5 million in materials expense and $1.1 million in trackage rights expense, partially offset by a decrease of $4.0 million in other expenses, net.
The following table sets forth our total operating expenses for the three months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended June 30,				Increase/(Decrease)	Currency Impact	2017 Constant Currency*	Increase/(Decrease)Constant Currency*
	2018		2017
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$179,838	30.2%	$164,222	30.4%	$15,616	$3,288	$167,510	$12,328
Equipment rents	34,802	5.9%	33,237	6.2%	1,565	1,307	34,544	258
Purchased services	61,045	10.3%	56,795	10.5%	4,250	2,244	59,039	2,006
Depreciation and amortization	65,745	11.0%	61,513	11.4%	4,232	839	62,352	3,393
Diesel fuel used in train operations	45,623	7.7%	33,030	6.1%	12,593	818	33,848	11,775
Electricity used in train operations	2,044	0.3%	2,134	0.4%	(90)	153	2,287	(243)
Casualties and insurance	12,984	2.2%	10,179	1.9%	2,805	79	10,258	2,726
Materials	32,376	5.4%	26,651	4.9%	5,725	611	27,262	5,114
Trackage rights	23,303	3.9%	21,797	4.0%	1,506	642	22,439	864
Net gain on sale and impairment of assets	(823)	(0.1)%	(354)	(0.1)%	(469)	—	(354)	(469)
Restructuring costs	9,362	1.6%	2,361	0.4%	7,001	130	2,491	6,871
Other expenses, net	25,566	4.3%	29,135	5.4%	(3,569)	492	29,627	(4,061)
Total operating expenses	$491,865	82.7%	$440,700	81.5%	$51,165	$10,603	$451,303	$40,562
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
Operating Income/Operating Ratio
Operating income was $103.1 million for the three months ended June 30, 2018, compared with $99.7 million for the three months ended June 30, 2017. Operating income for the three months ended June 30, 2018 included restructuring and related costs of $9.4 million, primarily driven by our optimization activities in the U.K. and a gain on settlement of $6.3 million related to Arrium's voluntary administration. Operating income for the three months ended June 30, 2017 included corporate development and related costs of $3.7 million, as well as restructuring costs of $2.4 million, primarily related to severance costs associated with our 2017 restructuring of ERS. Our operating ratio was 82.7% for the three months ended June 30, 2018, compared with 81.5% for the three months ended June 30, 2017.

Interest Expense
Interest expense was $28.9 million for the three months ended June 30, 2018, compared with $25.8 million for the three months ended June 30, 2017. Interest expense for the three months ended June 30, 2018 included $2.2 million of expense from the write-off of deferred financing fees associated with our credit facility refinancing. The remaining increase in interest expense was primarily driven by an increase in interest rates.
Provision for Income Taxes
Our provision for income taxes for the three months ended June 30, 2018 was $26.4 million, compared with $29.6 million for the three months ended June 30, 2017. Based on developments during the three months ended June 30, 2018, we recorded a reserve for uncertain tax positions of $4.8 million related to tax deductions on intercompany financing arrangements in the U.K., of which $0.7 million related to the three months ended June 30, 2018, $0.4 million related to the three months ended March 31, 2018, and $3.7 million related to the period from March 25, 2015, the date of the Freightliner acquisition when the arrangements were established, through December 31, 2017. Excluding the prior period portion of the reserve for uncertain tax positions, our effective income tax rate for the three months ended June 30, 2018 was 29.8%. Our effective income tax rate for the three months ended June 30, 2017 was 38.1%. The decrease in our effective income tax rate was primarily a result of the TCJA, which decreased the United States federal corporate income tax rate from 35% to 21%. In addition, our provision for income taxes for the three months ended June 30, 2017 included an increase to a valuation allowance of €0.7 million (or $0.6 million at the average exchange rate on June 30, 2017) primarily associated with losses at ERS. For additional information regarding our provision for income taxes, see Note 11, Income Taxes, to our Consolidated Financial Statements set forth in "Part I Item 1. Financial Statements" of this quarterly report.
Net Income Attributable to G&W and Earnings Per Common Share
Net income attributable to G&W for the three months ended June 30, 2018 was $44.2 million, compared with $46.0 million for the three months ended June 30, 2017. Our basic EPS were $0.74 with 60.0 million weighted average shares outstanding for the three months ended June 30, 2018, compared with basic EPS of $0.75 with 61.6 million weighted average shares outstanding for the three months ended June 30, 2017. Our diluted EPS for the three months ended June 30, 2018 were $0.73 with 60.9 million weighted average shares outstanding, compared with diluted EPS of $0.74 with 62.4 million weighted average shares outstanding for the three months ended June 30, 2017. Our results for the three months ended June 30, 2018 and 2017 included certain items affecting comparability between the periods as previously presented in the "Overview—Overview of Three-Month Results—Items Affecting Comparability."
Net Income Attributable to Noncontrolling Interest
We own a 51.1% controlling interest in our Australian Operations. As such, we include 100% of the revenues and expenses from our Australian Operations within our consolidated financial statements and report a noncontrolling interest for MIRA’s 48.9% equity ownership. Net income attributable to noncontrolling interest for the three months ended June 30, 2018 was $4.4 million, compared with $2.1 million for three months ended June 30, 2017.
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

Our Australian business underwent a transformational change on December 1, 2016, with the acquisition of Glencore Rail (NSW) Pty Limited (GRail) and the formation of a partnership with MIRA, which we control through our 51.1% interest (the Australia Partnership). The GRail acquisition significantly expanded our operations in New South Wales. In conjunction with the GRail acquisition, we issued a 48.9% equity stake in our Australian subsidiary, G&W Australia Holdings LP (GWAHLP), to MIRA, which formed the Australia Partnership. We retained a 51.1% controlling interest in GWAHLP and continue to consolidate 100% of our Australian Operations in our financial statements and report a noncontrolling interest for MIRA’s 48.9% equity ownership. As a result, (1) 100% of the assets and liabilities of our Australian Operations, after the elimination of intercompany balances, were included in our consolidated balance sheets as of June 30, 2018 and December 31, 2017, with MIRA's 48.9% noncontrolling interest reflected in the equity section, (2) our operating revenues and operating income for the three and six months ended June 30, 2018 and 2017 included 100% of our Australian Operations, while net income attributable to G&W reflected our 51.1% ownership position in our Australian Operations since the formation of the partnership on December 1, 2016 and (3) 100% of the cash flows of our Australian Operations, after the elimination of intercompany items, were included in our consolidated statements of cash flows for the six months ended June 30, 2018 and 2017. Accordingly, any payments between our Australian Operations and our other businesses are eliminated in consolidation, while our cash flows reflect 100% of any cash flows between our Australian Operations and MIRA.
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
The following tables set forth results from our North American Operations, Australian Operations and U.K./European Operations for the three months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended June 30, 2018
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$259,868	$66,075	$92,289	$418,232
Freight-related revenues	63,467	11,515	67,420	142,402
All other revenues	16,222	1,439	16,695	34,356
Total operating revenues	339,557	79,029	176,404	594,990
Operating expenses:
Labor and benefits	109,289	18,886	51,663	179,838
Equipment rents	13,633	1,183	19,986	34,802
Purchased services	14,652	6,895	39,498	61,045
Depreciation and amortization	41,247	15,288	9,210	65,745
Diesel fuel used in train operations	23,253	8,173	14,197	45,623
Electricity used in train operations	—	—	2,044	2,044
Casualties and insurance	10,156	1,766	1,062	12,984
Materials	13,163	2,761	16,452	32,376
Trackage rights	10,527	2,364	10,412	23,303
Net gain on sale and impairment of assets	(706)	(67)	(50)	(823)
Restructuring costs	7	—	9,355	9,362
Other expenses, net	24,062	(4,116)	5,620	25,566
Total operating expenses	259,283	53,133	179,449	491,865
Operating income/(loss)	$80,274	$25,896	$(3,045)	$103,125
Operating ratio	76.4%	67.2%	101.7%	82.7%
Interest expense, net	$11,778	$12,893	$3,685	$28,356
Provision for/(benefit from) income taxes	$20,091	$3,901	$2,454	$26,446
Expenditures for additions to property & equipment, net of grants from outside parties	$48,924	$14,489	$4,726	$68,139
Carloads	430,353	147,965	256,045	834,363

	Three Months Ended June 30, 2017
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$238,373	$63,753	$81,029	$383,155
Freight-related revenues	61,183	11,500	54,938	127,621
All other revenues	16,118	1,556	11,983	29,657
Total operating revenues	315,674	76,809	147,950	540,433
Operating expenses:
Labor and benefits	102,082	17,775	44,365	164,222
Equipment rents	13,380	1,334	18,523	33,237
Purchased services	15,423	6,470	34,902	56,795
Depreciation and amortization	38,919	14,970	7,624	61,513
Diesel fuel used in train operations	16,546	6,320	10,164	33,030
Electricity used in train operations	—	—	2,134	2,134
Casualties and insurance	7,811	1,379	989	10,179
Materials	13,061	2,517	11,073	26,651
Trackage rights	9,189	3,484	9,124	21,797
Net gain on sale and impairment of assets	(328)	(20)	(6)	(354)
Restructuring costs	14	—	2,347	2,361
Other expenses, net	19,898	2,330	6,907	29,135
Total operating expenses	235,995	56,559	148,146	440,700
Operating income/(loss)	$79,679	$20,250	$(196)	$99,733
Operating ratio	74.8%	73.6%	100.1%	81.5%
Interest expense, net	$9,560	$13,835	$1,809	$25,204
Provision for/(benefit from) income taxes	$27,789	$1,931	$(123)	$29,597
Expenditures for additions to property & equipment, net of grants from outside parties	$40,012	$3,714	$6,175	$49,901
Carloads	397,047	146,089	266,946	810,082
North American Operations
Operating Revenues
The following table sets forth our North American Operations operating revenues and carloads by new operations and existing operations for the three months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended June 30,				Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations		Currency Impact
	2018			2017
	Total Operations	New Operations	Existing Operations		Amount	%	Amount	%
Freight revenues	$259,868	$705	$259,163	$238,373	$21,495	9.0%	$20,790	8.7%	$667
Freight-related revenues	63,467	101	63,366	61,183	2,284	3.7%	2,183	3.6%	192
All other revenues	16,222	4	16,218	16,118	104	0.6%	100	0.6%	123
Total operating revenues	$339,557	$810	$338,747	$315,674	$23,883	7.6%	$23,073	7.3%	$982
Carloads	430,353	1,243	429,110	397,047	33,306	8.4%	32,063	8.1%

Freight Revenues
The following table sets forth the changes in our North American Operations freight revenues by commodity group segregated into new operations and existing operations for the three months ended June 30, 2018 and 2017 (dollars in thousands):

			Increase/(Decrease) in Total Operations	New Operations	Currency Impact	2017 Constant Currency*	Increase/(Decrease) in Existing Operations Constant Currency*
	Three Months Ended June 30,
Commodity Group	2018	2017
Agricultural Products	$29,693	$31,279	$(1,586)	$41	$33	$31,312	$(1,660)
Autos & Auto Parts	5,806	5,730	76	—	33	5,763	43
Chemicals & Plastics	38,972	37,400	1,572	224	138	37,538	1,210
Coal & Coke	19,087	15,382	3,705	—	23	15,405	3,682
Food & Kindred Products	8,476	8,325	151	—	10	8,335	141
Intermodal	380	238	142	—	1	239	141
Lumber & Forest Products	23,810	22,323	1,487	415	51	22,374	1,021
Metallic Ores	3,670	2,920	750	—	37	2,957	713
Metals	32,493	26,079	6,414	—	94	26,173	6,320
Minerals & Stone	38,034	34,562	3,472	1	36	34,598	3,435
Petroleum Products	16,151	15,844	307	1	55	15,899	251
Pulp & Paper	29,514	26,077	3,437	—	122	26,199	3,315
Waste	7,339	7,144	195	—	8	7,152	187
Other	6,443	5,070	1,373	23	26	5,096	1,324
Total freight revenues	$259,868	$238,373	$21,495	$705	$667	$239,040	$20,123
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following table sets forth our North American Operations freight revenues, carloads and average freight revenues per carload for the three months ended June 30, 2018 and 2017 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads		Average Freight Revenues Per Carload

	Three Months Ended June 30,				Three Months Ended June 30,		Three Months Ended June 30,
	2018		2017 Constant Currency*
Commodity Group	Amount	% of Total	Amount	% of Total	2018	2017	2018	2017	2017 Constant Currency*
Agricultural Products	$29,693	11.4%	$31,312	13.1%	51,762	52,953	$574	$591	$591
Autos & Auto Parts	5,806	2.2%	5,763	2.4%	9,106	9,184	638	624	628
Chemicals & Plastics	38,972	15.0%	37,538	15.7%	45,285	44,814	861	835	838
Coal & Coke	19,087	7.4%	15,405	6.4%	59,346	46,501	322	331	331
Food & Kindred Products	8,476	3.3%	8,335	3.5%	14,907	14,806	569	562	563
Intermodal	380	0.1%	239	0.1%	3,816	2,367	100	101	101
Lumber & Forest Products	23,810	9.2%	22,374	9.4%	37,733	35,619	631	627	628
Metallic Ores	3,670	1.4%	2,957	1.2%	4,448	4,249	825	687	696
Metals	32,493	12.5%	26,173	10.9%	40,806	34,695	796	752	754
Minerals & Stone	38,034	14.6%	34,598	14.5%	62,156	56,768	612	609	609
Petroleum Products	16,151	6.2%	15,899	6.7%	24,340	23,912	664	663	665
Pulp & Paper	29,514	11.4%	26,199	11.0%	41,762	39,813	707	655	658
Waste	7,339	2.8%	7,152	3.0%	14,837	14,387	495	497	497
Other	6,443	2.5%	5,096	2.1%	20,049	16,979	321	299	300
Total	$259,868	100.0%	$239,040	100.0%	430,353	397,047	$604	$600	$602
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.

Total traffic from our North American Operations increased 33,306 carloads, or 8.4%, to 430,353 carloads for the three months ended June 30, 2018. Excluding 1,243 carloads from new operations, same railroad traffic increased 32,063 carloads, or 8.1%. The same railroad traffic increase was principally due to increases of 12,845 carloads of coal and coke traffic, 6,111 carloads of metals traffic, 5,383 carloads of mineral and stone traffic, 2,841 carloads of other commodity traffic, 1,949 carloads of pulp and paper traffic, 1,449 carloads of intermodal traffic and 1,438 carloads of lumber and forest products traffic, partially offset by a decrease of 1,256 carloads of agricultural products traffic. All remaining traffic increased by a net 1,303 carloads.
Changes in average freight revenues per carload in a commodity group may be impacted by changes in customer rates, fuel surcharges, commodity mix and the mix of customer traffic within a commodity group. Excluding a 0.4% impact of foreign currency, average freight revenues per carload from our North American Operations increased 0.3% to $604 for the three months ended June 30, 2018, compared with the same period in 2017. Average freight revenues per carload from existing operations, excluding the impact of foreign currency, increased 0.3% to $604 for the three months ended June 30, 2018, compared with the same period in 2017. Higher fuel surcharges increased average freight revenues per carload by 1.7% and a change in the mix of commodities decreased average freight revenues per carload by 1.5%. Excluding these factors, average freight revenues per carload increased 0.1%. The change in average freight revenues per carload was also driven by changes in customer mix primarily within the coal and coke and agricultural products commodity groups.
The following information discusses the significant changes in our North American Operations freight revenues from existing operations by commodity group excluding the impact of foreign currency.
Agricultural products revenues decreased $1.7 million, or 5.3%. Agricultural products average freight revenues per carload decreased 2.9%, which decreased revenues by $0.9 million, while traffic decreased 1,256 carloads, or 2.4%, which decreased revenues by $0.7 million. The decrease in average freight revenues per carload was primarily due to a change in customer mix. The carload decrease was primarily due to unfavorable grain market conditions and the residual impact of the 2017 drought on current harvests in the central United States, partially offset by increased export soybean meal shipments in the western United States.
Chemicals and plastics revenues increased $1.2 million, or 3.2%. Chemicals and plastics average freight revenues per carload increased 2.7%, which increased revenues by $1.0 million and traffic increased 205 carloads, or 0.5%, which increased revenues by $0.2 million.
Coal and coke revenues increased $3.7 million, or 23.9%. Coal and coke traffic increased 12,845 carloads, which increased revenues by $4.1 million, while average freight revenues per carload decreased 2.7%, which decreased revenues by $0.4 million. The increase in carloads was primarily due to increased demand in the northeastern, midwestern and central United States, including a maintenance outage at a customer facility in 2017 and new business. The decrease in average freight revenues per carload was due to a change in customer mix.
Lumber and forest products revenues increased $1.0 million, or 4.6%. Lumber and forest products traffic increased 1,438 carloads, or 4.0%, which increased revenues by $0.9 million, and average freight revenues per carload increased 0.5%, which increased revenues by $0.1 million. The increase in carloads was primarily due to increased shipments of lumber in the western United States.
Metals revenues increased $6.3 million, or 24.1%. Metals traffic increased 6,111 carloads, or 17.6%, which increased revenues by $4.9 million, and average freight revenues per carload increased 5.6%, which increased revenues by $1.4 million. The increase in carloads was primarily due to increased scrap steel, pig iron and coil shipments in the southern United States and increased scrap steel shipments in the midwestern United States.
Minerals and stone revenues increased $3.4 million, or 9.9%, primarily due to an increase in traffic of 5,383 carloads, or 9.5%. The increase in carloads was primarily due to an increase in construction aggregates shipments across North America and frac sand shipments in the northeastern United States.
Pulp and paper revenues increased $3.3 million, or 12.7%. Pulp and paper average freight revenues per carload increased 7.4%, which increased revenues by $1.9 million, and traffic increased 1,949 carloads, or 4.9%, which increased revenues by $1.4 million. The increase in carloads was primarily due to increased containerboard shipments across North America. The increase in average freight revenues per carload was primarily due to increased fuel surcharge revenue and a change in the mix of business.

Other revenues increased $1.3 million, or 26.0%. Other revenues traffic increased 2,841 carloads, or 16.7%, which increased revenues by $0.9 million, and average freight revenues per carload increased 8.0%, which increased revenues by $0.4 million. The increase in carloads was primarily due to increased shipments of empty car traffic in the southern and central United States. The increase in average freight revenues per carload was primarily due to shipments of wind towers in the midwestern United States and Canada.
Freight revenues from all remaining commodities combined increased by $1.5 million.
Freight-Related Revenues
Excluding a $0.2 million increase due to the impact of foreign currency appreciation, freight-related revenues from our North American Operations, which includes revenues from railcar switching, track access fees, storage and other ancillary revenues related to the movement of freight, increased $2.1 million, or 3.4%, to $63.5 million for the three months ended June 30, 2018, compared with $61.4 million for the three months ended June 30, 2017. The increase was primarily due to increased switching revenues primarily related to a new iron ore customer in Canada and stronger intermodal and grain volumes in the southern United States.
All Other Revenues
Excluding a $0.1 million increase due to the impact of foreign currency appreciation, all other revenues from our North American Operations, which includes revenues from third-party railcar and locomotive repairs, property rentals and other ancillary revenues not directly related to the movement of freight, were flat at $16.2 million for both the three months ended June 30, 2018 and 2017.
Operating Expenses
Total operating expenses from our North American Operations increased $23.3 million, or 9.9%, to $259.3 million for the three months ended June 30, 2018, compared with $236.0 million for the three months ended June 30, 2017. The increase included $22.6 million from existing operations and $0.7 million from new operations. The following table sets forth operating expenses from our North American Operations for the three months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended June 30,							Increase/(Decrease) Constant Currency*
	2018		2017			Currency Impact	2017 Constant Currency*
	Amount	% of Operating Revenues	Amount	% of Operating Revenues	Increase/(Decrease)
Labor and benefits	$109,289	32.2%	$102,082	32.4%	$7,207	$351	$102,433	$6,856
Equipment rents	13,633	4.0%	13,380	4.3%	253	40	13,420	213
Purchased services	14,652	4.3%	15,423	4.9%	(771)	52	15,475	(823)
Depreciation and amortization	41,247	12.2%	38,919	12.3%	2,328	242	39,161	2,086
Diesel fuel used in train operations	23,253	6.8%	16,546	5.2%	6,707	89	16,635	6,618
Casualties and insurance	10,156	3.0%	7,811	2.5%	2,345	13	7,824	2,332
Materials	13,163	3.9%	13,061	4.1%	102	43	13,104	59
Trackage rights	10,527	3.1%	9,189	2.9%	1,338	8	9,197	1,330
Net gain on sale and impairment of assets	(706)	(0.2)%	(328)	(0.1)%	(378)	—	(328)	(378)
Restructuring costs	7	—%	14	—%	(7)	—	14	(7)
Other expenses, net	24,062	7.1%	19,898	6.3%	4,164	65	19,963	4,099
Total operating expenses	$259,283	76.4%	$235,995	74.8%	$23,288	$903	$236,898	$22,385
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following information discusses the significant changes in operating expenses of our North American Operations excluding an increase of $0.9 million due to the impact from foreign currency appreciation.
Labor and benefits expense was $109.3 million for the three months ended June 30, 2018, compared with $102.4 million for the three months ended June 30, 2017, an increase of $6.9 million, or 6.7%. The increase was primarily due to annual wage increases and an increase in headcount.

Depreciation and amortization expense was $41.2 million for the three months ended June 30, 2018, compared with $39.2 million for the three months ended June 30, 2017, an increase of $2.1 million, or 5.3%. The increase was primarily attributable to a larger depreciable asset base in 2018 compared with 2017, reflecting capital spending in 2017.
The cost of diesel fuel used in train operations was $23.3 million for the three months ended June 30, 2018, compared with $16.6 million for the three months ended June 30, 2017, an increase of $6.6 million, or 39.8%. The increase consisted of $5.7 million due to a 34.6% increase in average fuel cost per gallon and $0.8 million due to a 3.7% increase in diesel fuel consumption.
Casualties and insurance expense was $10.2 million for the three months ended June 30, 2018, compared with $7.8 million for the three months ended June 30, 2017, an increase of $2.3 million, or 29.8%. The increase was primarily attributable to higher derailment expense in 2018 resulting primarily from a derailment in our Western Region that exceeded our insurance deductible of $2.5 million.
Trackage rights expense, which represents fees charged by another railroad to use their track as well as port access fees, was $10.5 million for the three months ended June 30, 2018, compared with $9.2 million for the three months ended June 30, 2017, an increase of $1.3 million, or 14.5%. The increase was primarily attributable to increased rail traffic and port switching activities.
Other expenses, net were $24.1 million for the three months ended June 30, 2018, compared with $20.0 million for the three months ended June 30, 2017, an increase of $4.1 million, or 20.5%. The increase was primarily attributable to an increase in legal fees associated with arbitration proceedings.
Operating Income/Operating Ratio
Operating income from our North American Operations was $80.3 million for the three months ended June 30, 2018, compared with $79.7 million for the three months ended June 30, 2017. Operating income for the three months ended June 30, 2018 and 2017 included corporate development and related costs of $0.3 million and $1.5 million, respectively. The operating ratio was 76.4% for the three months ended June 30, 2018, compared with 74.8% for the three months ended June 30, 2017.
Australian Operations
Operating Revenues
As previously disclosed, we own a controlling 51.1% interest in our Australian Operations. Therefore, we include 100% of our Australian Operations within revenues and expenses within our consolidated financial statements with an after-tax net impact allocated to noncontrolling interest to reflect MIRA's 48.9% ownership. The following table sets forth our Australian Operations operating revenues and carloads for the three months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended June 30,		Increase/(Decrease) in Total Operations		Currency Impact
	2018	2017	Amount	%
Freight revenues	$66,075	$63,753	$2,322	3.6%	$507
Freight-related revenues	11,515	11,500	15	0.1%	80
All other revenues	1,439	1,556	(117)	(7.5)%	13
Total operating revenues	$79,029	$76,809	$2,220	2.9%	$600
Carloads	147,965	146,089	1,876	1.3%

Freight Revenues
The following table sets forth the changes in our Australian Operations freight revenues by commodity group for the three months ended June 30, 2018 and 2017 (dollars in thousands):

			Increase/(Decrease) in Total Operations	Currency Impact	2017 Constant Currency*	Increase/(Decrease) Constant Currency*
	Three Months Ended June 30,
Commodity Group	2018	2017
Agricultural Products	$6,006	$5,932	$74	$47	$5,979	$27
Coal & Coke	32,570	27,758	4,812	231	27,989	4,581
Intermodal	17,102	17,234	(132)	131	17,365	(263)
Metallic Ores	8,125	10,659	(2,534)	79	10,738	(2,613)
Minerals & Stone	2,087	2,016	71	18	2,034	53
Petroleum Products	185	154	31	1	155	30
Total freight revenues	$66,075	$63,753	$2,322	$507	$64,260	$1,815
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following table sets forth our Australian Operations freight revenues, carloads and average freight revenues per carload for the three months ended June 30, 2018 and 2017 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads		Average Freight Revenues Per Carload

	Three Months Ended June 30,				Three Months Ended June 30,		Three Months Ended June 30,
	2018		2017 Constant Currency*
Commodity Group	Amount	% of Total	Amount	% of Total	2018	2017	2018	2017	2017 Constant Currency*
Agricultural Products	$6,006	9.1%	$5,979	9.3%	14,175	15,375	$424	$386	$389
Coal & Coke	32,570	49.3%	27,989	43.6%	97,282	92,659	335	300	302
Intermodal	17,102	25.9%	17,365	27.0%	13,957	15,159	1,225	1,137	1,146
Metallic Ores	8,125	12.3%	10,738	16.7%	5,586	8,854	1,455	1,204	1,213
Minerals & Stone	2,087	3.1%	2,034	3.2%	16,891	13,978	124	144	146
Petroleum Products	185	0.3%	155	0.2%	74	64	2,500	2,406	2,422
Total	$66,075	100.0%	$64,260	100.0%	147,965	146,089	$447	$436	$440
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
Total traffic from our Australian Operations increased 1,876 carloads, or 1.3%, to 147,965 carloads for the three months ended June 30, 2018, compared with the same period in 2017. The traffic increase was principally due to increases of 4,623 carloads of coal and coke traffic and 2,913 carloads of minerals and stone traffic, partially offset by decreases of metallic ores traffic of 3,268 carloads, intermodal traffic of 1,202 carloads and agricultural products traffic of 1,200 carloads. All remaining traffic increased by 10 carloads.
Changes in average freight revenues per carload in a commodity group may be impacted by changes in customer rates, fuel surcharges, commodity mix and the mix of customer traffic within a commodity group. Excluding a 0.9% impact of foreign currency, average freight revenues per carload from our Australian Operations increased 1.6% to $447 for the three months ended June 30, 2018, compared with the same period in 2017. A change in the mix of commodities decreased average freight revenues per carload by 8.8% and higher fuel surcharges increased average freight revenues per carload by 0.6%. Excluding these factors, average freight revenues per carload increased 9.8%.
The following information discusses the significant changes in our Australian Operations freight revenues by commodity group excluding the impact of foreign currency.
Coal and coke revenues increased $4.6 million, or 16.4%. Coal and coke average freight revenues per carload increased 10.9%, which increased revenues by $3.0 million and traffic increased 4,623 carloads, or 5.0%, which increased revenues by $1.6 million. The increase in average freight revenues per carload was primarily due to annual rate increases and favorable mix. The carload increase was primarily due to increased spot shipments.

Metallic ores revenues decreased $2.6 million, or 24.3%. Metallic ores traffic decreased 3,268 carloads, or 36.9%, which decreased revenues by $4.8 million, while average freight revenues per carload increased 20.0%, which increased revenues by $2.2 million. The carload decrease was primarily due to a planned shutdown of an iron ore customer's mine in October 2017. The increase in average freight revenues per carload was primarily due to a change in business mix.
Freight revenues from all remaining commodities decreased $0.2 million.
Freight-Related Revenues
Excluding the impact of foreign currency appreciation, freight-related revenues from our Australian Operations for the three months ended June 30, 2017, which includes revenues from railcar switching, track access rights, crewing services, storage and other ancillary revenues related to the movement of freight, remained relatively flat compared with the three months ended June 30, 2017, primarily due to decreased agricultural products related switching revenues as a result of a smaller harvest in 2018.
All Other Revenues
Excluding the impact of foreign currency appreciation, all other revenues from our Australian Operations for the three months ended June 30, 2018, which includes revenues from third-party railcar and locomotive repairs, property rentals and other ancillary revenues not directly related to the movement of freight, remained relatively flat compared with the three months ended June 30, 2017.
Operating Expenses
Total operating expenses from our Australian Operations for the three months ended June 30, 2018 decreased $3.4 million, or 6.1%, to $53.1 million, compared with $56.6 million for the three months ended June 30, 2017. The decrease in operating expenses included an increase of $0.4 million from the impact of foreign currency appreciation. The following table sets forth operating expenses from our Australian Operations for the three months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended June 30,				Increase/(Decrease)	Currency Impact	2017 Constant Currency*	Increase/(Decrease) Constant Currency*
	2018		2017
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$18,886	23.9%	$17,775	23.1%	$1,111	$145	$17,920	$966
Equipment rents	1,183	1.5%	1,334	1.7%	(151)	10	1,344	(161)
Purchased services	6,895	8.7%	6,470	8.4%	425	45	6,515	380
Depreciation and amortization	15,288	19.4%	14,970	19.5%	318	119	15,089	199
Diesel fuel used in train operations	8,173	10.3%	6,320	8.2%	1,853	51	6,371	1,802
Casualties and insurance	1,766	2.2%	1,379	1.8%	387	11	1,390	376
Materials	2,761	3.5%	2,517	3.3%	244	18	2,535	226
Trackage rights	2,364	3.0%	3,484	4.6%	(1,120)	26	3,510	(1,146)
Net gain on sale and impairment of assets	(67)	(0.1)%	(20)	—%	(47)	—	(20)	(47)
Other expenses, net	(4,116)	(5.2)%	2,330	3.0%	(6,446)	17	2,347	(6,463)
Total operating expenses	$53,133	67.2%	$56,559	73.6%	$(3,426)	$442	$57,001	$(3,868)
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following information discusses the significant changes in operating expenses of our Australian Operations excluding a $0.4 million increase from the impact of foreign currency appreciation.
Labor and benefits expense was $18.9 million for the three months ended June 30, 2018, compared with $17.9 million for the three months ended June 30, 2017, an increase of $1.0 million, or 5.4%. The increase was primarily attributable to annual wage increases and increased headcount to support growth initiatives.
The cost of diesel fuel used in train operations was $8.2 million for the three months ended June 30, 2018, compared with $6.4 million for the three months ended June 30, 2017, an increase of $1.8 million, or 28.3%, primarily due to a 27.5% increase in average fuel cost per gallon.

Trackage rights expense was $2.4 million for the three months ended June 30, 2018, compared with $3.5 million for the three months ended June 30, 2017, a decrease of $1.1 million, or 32.6%. The decrease was primarily due to the planned shutdown of an iron ore mine in October 2017.
Other expenses, net for the three months ended June 30, 2018 included a $6.3 million gain on settlement related to Arrium's voluntary administration.
Operating Income/Operating Ratio
Our Australian Operations had operating income of $25.9 million for the three months ended June 30, 2018, compared with $20.3 million for the three months ended June 30, 2017. Operating income for the three months ended June 30, 2018 included a $6.3 million gain on settlement related to Arrium's voluntary administration. The operating ratio was 67.2% for the three months ended June 30, 2018, compared with 73.6% for the three months ended June 30, 2017.
U.K./European Operations
Operating Revenues
The following table reflects the calculation of our ongoing U.K./European Operations by subtracting the revenues and carloads from the divested ERS operations from our U.K./European total operations for the three months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended June 30,						Increase/(Decrease) in Total Operations		Currency Impact
	2018			2017
	Total Operations	Divested Operations	Total Ongoing Operations	Total Operations	Divested Operations	Total Ongoing Operations	Amount	%
Freight revenues	$92,289	$6,674	$85,615	$81,029	$9,207	$71,822	$11,260	13.9%	$5,342
Freight-related revenues	67,420	2,685	64,735	54,938	2,849	52,089	12,482	22.7%	3,262
All other revenues	16,695	9	16,686	11,983	6	11,977	4,712	39.3%	555
Total operating revenues	$176,404	$9,368	$167,036	$147,950	$12,062	$135,888	$28,454	19.2%	$9,159
Carloads	256,045	20,823	235,222	266,946	27,648	239,298	(10,901)	(4.1)%
The following table sets forth our ongoing U.K./European Operations total operating revenues and total carloads by new operations and existing operations for the three months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended June 30,				Increase/(Decrease) in Existing/Ongoing Operations		Currency Impact on Total Ongoing Operations
	2018			2017
	Total Ongoing Operations	New Operations	Existing Operations	Total Ongoing Operations	Amount	%
Freight revenues	$85,615	$—	$85,615	$71,822	$13,793	19.2%	$4,558
Freight-related revenues	64,735	8,050	56,685	52,089	4,596	8.8%	2,989
All other revenues	16,686	3,966	12,720	11,977	743	6.2%	554
Total operating revenues	$167,036	$12,016	$155,020	$135,888	$19,132	14.1%	$8,101
Carloads	235,222	—	235,222	239,298	(4,076)	(1.7)%

Freight Revenues
The following table sets forth our U.K./European Operations ongoing operations freight revenues by commodity group by subtracting the revenues from the divested ERS operations from our U.K./European total operations for the three months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended June 30,						Increase/(Decrease) in Existing Operations	Currency Impact Existing Operations	2017 Constant Currency Existing Operations*	Increase/(Decrease) in Existing Operations Constant Currency*
	2018			2017
Commodity Group	Total Operations	Divested Operations	Total Ongoing/ Existing Operations	Total Operations	Divested Operations	Total Ongoing Operations
Agricultural Products	$785	$—	$785	$829	$—	$829	$(44)	$71	$900	$(115)
Coal & Coke	2,687	—	2,687	1,719	—	1,719	968	138	$1,857	830
Intermodal	66,483	6,674	59,809	60,793	9,207	51,586	8,223	3,174	$54,760	5,049
Minerals & Stone	22,326	—	22,326	17,688	—	17,688	4,638	1,175	$18,863	3,463
Petroleum Products	8	—	8	—	—	—	8	—	$—	8
Total operating revenues	$92,289	$6,674	$85,615	$81,029	$9,207	$71,822	$13,793	$4,558	$76,380	$9,235
*Constant currency amounts reflect the prior period Total Ongoing Operations translated at the current period exchange rates.

The following table sets forth our U.K./European Operations freight revenues, carloads and average freight revenues per carload for the three months ended June 30, 2018 and 2017 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads		Average Freight Revenues Per Carload

	Three Months Ended June 30,				Three Months Ended June 30,		Three Months Ended June 30,
	2018		2017 Constant Currency*
Commodity Group	Amount	% of Total	Amount	% of Total	2018	2017	2018	2017	2017 Constant Currency*
Agricultural Products	$785	0.9%	$900	1.0%	607	746	$1,293	$1,111	$1,206
Coal & Coke	2,687	2.9%	1,857	2.2%	4,038	3,974	665	433	467
Intermodal	66,483	72.0%	64,751	75.0%	201,058	217,091	331	280	298
Minerals & Stone	22,326	24.2%	18,863	21.8%	50,322	45,135	444	392	418
Petroleum Products	8	—%	—	—%	20	—	400	—	—
Total	$92,289	100.0%	$86,371	100.0%	256,045	266,946	$360	$304	$324
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
Total traffic from our U.K./European Operations decreased 10,901 carloads, or 4.1%, to 256,045 carloads for the three months ended June 30, 2018, compared with the same period in 2017. Excluding traffic from ERS, existing operations traffic decreased 4,076 carloads, or 1.7%, to 235,222. The decrease in traffic from existing operations was primarily due to decreases of 9,208 carloads of intermodal traffic, partially offset by an increase of 5,187 carloads of minerals and stone traffic. All remaining traffic decreased by a net 55 carloads.
Changes in average freight revenues per carload in a commodity group may be impacted by changes in customer rates, fuel surcharges, commodity mix and the mix of customer traffic within a commodity group. Excluding a 7.3% impact of foreign currency, average freight revenues per carload from our U.K./European Operations increased 11.1% to $360 for the three months ended June 30, 2018, compared with the same period in 2017. Average freight revenues per carload from existing operations, excluding the impact of foreign currency, increased 14.1% to $364 for the three months ended June 30, 2018, compared with the same period in 2017. A change in the mix of commodities increased average freight revenues per carload by 0.8% and higher fuel surcharges increased average freight revenues per carload by 0.3%. Excluding these factors, average freight revenues per carload increased 13.0%.
The following information discusses the significant changes in our U.K./European Operations freight revenues by commodity group excluding the impact of foreign currency and the divested ERS operations.

Intermodal revenues increased $5.0 million, or 9.2%. Intermodal average freight revenues per carload increased 14.9%, which increased revenues by $8.1 million, while traffic decreased 9,208 carloads, or 4.9%, which decreased revenues by $3.1 million. The increase in average freight revenues per carload was primarily due to rate increases and port and route mix resulting from changes in shipping alliances. The decrease in carloads was primarily due to congestion at the Port of Felixstowe amidst the port's information technology system conversion.
Minerals and stone revenues increased $3.5 million, or 18.4%. Minerals and stone traffic increased 5,187 carloads, or 11.5%, which increased revenues by $2.3 million, and average freight revenues per carload increased 6.2%, which increased revenues by $1.2 million. The increase in carloads was primarily due to higher construction aggregates shipments in the U.K. The increase in average freight revenues per carload was primarily due to a change in the mix of business in Poland.
Freight revenues from all remaining commodities combined increased by a net $0.7 million.
Freight-Related Revenues
Freight-related revenues from our U.K./European Operations includes trucking haulage services, container storage and switching services, as well as infrastructure services where we operate work trains for the track infrastructure owner. Freight-related revenues from our U.K./European Operations also include traction service (or hook and pull), which requires us to provide locomotives and drivers to move a customer's train between specified origin and destination points, and other ancillary revenues related to the movement of freight.
Freight-related revenues from our U.K./European Operations were $67.4 million for the three months ended June 30, 2018, compared with $54.9 million for the three months ended June 30, 2017, an increase of $12.5 million, or 22.7%. Excluding $8.1 million from new operations, a decrease of $0.4 million from the divested ERS operations and a $3.3 million increase due to the impact of foreign currency appreciation, freight-related revenues from our existing operations increased $1.6 million, or 2.9%, for the three months ended June 30, 2018, compared with $52.1 million for the three months ended June 30, 2017.
All Other Revenues
All other revenues from our U.K./European Operations includes revenues from container sales and conversions, third-party car and locomotive repairs, property rentals and other ancillary revenues not directly related to the movement of freight. All other revenues from our U.K./European Operations were $16.7 million for the three months ended June 30, 2018, compared with $12.0 million for the three months ended June 30, 2017, an increase of $4.7 million, or 39.3%. Excluding $4.0 million from new operations and a $0.6 million increase due to the impact of foreign currency appreciation, all other revenues from our existing operations increased $0.2 million, or 1.5%, for the three months ended June 30, 2018, compared with $12.0 million for the three months ended June 30, 2017.

Operating Expenses
Total operating expenses from our U.K./European Operations increased $31.3 million, or 21.1%, to $179.4 million for the three months ended June 30, 2018, compared with $148.1 million for the three months ended June 30, 2017. The increase consisted of $11.5 million from new operations and $23.3 million from existing operations, partially offset by a $3.5 million decrease from divested operations. Total operating expenses from existing operations included an increase of $8.2 million due to the impact of foreign currency appreciation, as well as increases of $7.0 million in restructuring and related costs, $3.4 million in diesel fuel used in train operations, $2.6 million in labor and benefits expense and $1.2 million in materials expense, partially offset by a decrease of $1.6 million in other expenses, net. The following table sets forth operating expenses from our U.K./European Operations for the three months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended June 30,				Increase/(Decrease)	Currency Impact	2017 Constant Currency*	Increase/(Decrease) Constant Currency*
	2018		2017
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$51,663	29.3%	$44,365	29.9%	$7,298	$2,792	$47,157	$4,506
Equipment rents	19,986	11.3%	18,523	12.5%	1,463	1,257	19,780	206
Purchased services	39,498	22.4%	34,902	23.6%	4,596	2,147	37,049	2,449
Depreciation and amortization	9,210	5.2%	7,624	5.1%	1,586	478	8,102	1,108
Diesel fuel used in train operations	14,197	8.0%	10,164	6.9%	4,033	678	10,842	3,355
Electricity used in train operations	2,044	1.2%	2,134	1.4%	(90)	153	2,287	(243)
Casualties and insurance	1,062	0.6%	989	0.7%	73	55	1,044	18
Materials	16,452	9.3%	11,073	7.5%	5,379	550	11,623	4,829
Trackage rights	10,412	5.9%	9,124	6.2%	1,288	608	9,732	680
Net gain on sale and impairment of assets	(50)	—%	(6)	—%	(44)	—	(6)	(44)
Restructuring costs	9,355	5.3%	2,347	1.6%	7,008	130	2,477	6,878
Other expenses, net	5,620	3.2%	6,907	4.7%	(1,287)	410	7,317	(1,697)
Total operating expenses	$179,449	101.7%	$148,146	100.1%	$31,303	$9,258	$157,404	$22,045
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following information discusses the significant changes in operating expenses from our U.K./European Operations excluding an increase of $9.3 million due to the impact of foreign currency appreciation.
Labor and benefits expense was $51.7 million for the three months ended June 30, 2018, compared with $47.2 million for the three months ended June 30, 2017, an increase of $4.5 million, or 9.6%. The increase consisted of $2.6 million from existing operations and $2.4 million from new operations, partially offset by a $0.5 million decrease from divested operations. The increase from existing operations was primarily due to annual wage increases and an increase in headcount.
The cost of diesel fuel used in train operations was $14.2 million for the three months ended June 30, 2018, compared with $10.8 million for the three months ended June 30, 2017, an increase of $3.4 million, or 30.9%. The increase from existing operations consisted of $2.3 million due to a 20.8% increase in average fuel cost per gallon and $1.1 million due to an 8.5% increase in diesel fuel consumption.
Materials expense, which primarily consists of costs of containers sold to third parties, materials purchased for use in repairing and maintaining our locomotives, railcars and other equipment, as well as costs for general tools and supplies used in our business, was $16.5 million for the three months ended June 30, 2018, compared with $11.6 million for the three months ended June 30, 2017, an increase of $4.8 million, or 41.5%. The increase consisted of $3.6 million from new operations and $1.2 million from existing operations. The increase from existing operations was primarily due to timing of equipment maintenance in the U.K.
Restructuring costs for the three months ended June 30, 2018 of $9.4 million were primarily related to our optimization activities in the U.K. Restructuring costs for the three months ended June 30, 2017 of $2.5 million were primarily related to the restructuring of ERS.

Other expenses, net were $5.6 million for the three months ended June 30, 2018, compared with $7.3 million for the three months ended June 30, 2017, a decrease of $1.7 million, or 23.2%. The decrease consisted of $1.6 million from existing operations and $0.7 million from divested operations, partially offset by an increase of $0.6 million from new operations. The decrease in existing operations was primarily due to corporate development and related costs recorded in 2017 associated with the acquisition and integration of Pentalver.
Operating Income/Operating Ratio
Our U.K./European Operations had an operating loss of $3.0 million for the three months ended June 30, 2018, compared with an operating loss of $0.2 million for the three months ended June 30, 2017. The operating loss for the three months ended June 30, 2018 included $9.4 million of restructuring and related costs primarily driven by our optimization activities in the U.K. The operating loss for the three months ended June 30, 2017 included $2.3 million of restructuring costs, or $2.5 million excluding the impact from foreign currency appreciation. The operating ratio was 101.7% for the three months ended June 30, 2018, compared with 100.1% for the three months ended June 30, 2017.
U.K. Operations Optimization
In 2018, we reorganized our U.K. business into three service platforms: Rail (Intermodal and Heavy Haul), Road (former Freightliner and Pentalver road operations) and Terminals (former Freightliner and Pentalver terminals), with a single combined commercial organization responsible for selling all three services. We also announced a program to restructure and further optimize our operations in the U.K. that began in May 2018 and we intend to complete by early 2019. The program includes the rationalization of the locomotive and railcar fleet, management restructuring (following the U.K. consultative process) and technology investments to upgrade systems to enhance productivity and service quality. Restructuring and related expenses associated with the optimization are expected to be approximately $55 million (assuming the adjustment described in footnote (a) below does not occur and an exchange rate of $1.40 for one British pound) which we expect to recover through improved profitability over the next approximately three years. The restructuring and related expenses are comprised of the following, including our current estimate of the timing of the related charges, which is subject to change (dollars in thousands):

	Three Months Ended June 30, 2018	Outlook for Six Months Ended December 31, 2018	Outlook for Six Months Ended June 30, 2019	Estimated Total Restructuring and Related Costs
Rationalization of locomotive and railcar fleet(a)	$5,938	$23,000	$—	$29,000
Management restructuring(b)	2,129	4,900	2,000	9,000
Productivity and automation investments	1,288	6,700	9,000	17,000
Total	$9,355	$34,600	$11,000	$55,000

(a)	Strengthening commercial demand for bulk commodity shipments may result in less restructuring and related expense if new business is contracted for a higher profit using the excess equipment.

(b)	Subject to requisite U.K. consultative process.
Restructuring and related activity for the U.K. Operations Optimization program for the six months ended June 30, 2018 was as follows (dollars in thousands):

	Rationalization of Locomotive and Railcar Fleet	Management Restructuring	Productivity and Automation Investments	Total
Restructuring and related liability as of December 31, 2017	$—	$—	$—	$—
Restructuring and related costs incurred	5,938	2,129	1,288	9,355
Cash payments	(307)	(620)	(1,065)	(1,992)
Non-cash settlements	(897)	—	(223)	(1,120)
Restructuring and related liability as of June 30, 2018	$4,734	$1,509	$—	$6,243

Six Months Ended June 30, 2018 Compared with Six Months Ended June 30, 2017
Consolidated Operating Results
Operating Revenues
The following table reflects the calculation of our total ongoing operations by subtracting the revenues and carloads from the divested ERS operations from our total operations for the six months ended June 30, 2018 and 2017 (dollars in thousands):

	Six Months Ended June 30,						Increase/(Decrease) in Total Operations		Currency Impact
	2018			2017
	Total Operations	Divested Operations	Total Ongoing Operations	Total Operations	Divested Operations	Total Ongoing Operations	Amount	%
Freight revenues	$817,871	$17,086	$800,785	$760,900	$21,968	$738,932	$56,971	7.5%	$20,220
Freight-related revenues	283,599	7,006	276,593	246,958	8,664	238,294	36,641	14.8%	9,752
All other revenues	68,181	21	68,160	51,683	18	51,665	16,498	31.9%	1,485
Total operating revenues	$1,169,651	$24,113	$1,145,538	$1,059,541	$30,650	$1,028,891	$110,110	10.4%	$31,457
Carloads	1,645,676	50,949	1,594,727	1,631,330	63,882	1,567,448	14,346	0.9%

The following table sets forth our total ongoing operating revenues and carloads by new operations and existing operations for the six months ended June 30, 2018 and 2017 (dollars in thousands):

	Six Months Ended June 30,				Increase/(Decrease) in Existing/Ongoing Operations		Currency Impact on Total Ongoing Operations
	2018			2017
	Total Ongoing Operations	New Operations	Existing Operations	Total Ongoing Operations	Amount	%
Freight revenues	$800,785	$1,580	$799,205	$738,932	$60,273	8.2%	$17,477
Freight-related revenues	276,593	32,532	244,061	238,294	5,767	2.4%	8,604
All other revenues	68,160	14,440	53,720	51,665	2,055	4.0%	1,483
Total operating revenues	$1,145,538	$48,552	$1,096,986	$1,028,891	$68,095	6.6%	$27,564
Carloads	1,594,727	2,813	1,591,914	1,567,448	24,466	1.6%
Operating Expenses
Total operating expenses for the six months ended June 30, 2018 increased $95.7 million, or 10.8%, to $979.6 million, compared with $883.9 million for the six months ended June 30, 2017. The increase consisted of $63.3 million from existing operations and $46.8 million from new operations, partially offset by a $14.4 million decrease from divested operations. The increase from existing operations included a $27.3 million increase from the net appreciation of foreign currencies relative to the United States dollar, as well as increases in diesel fuel used in train operations of $17.8 million, labor and benefits expense of $17.1 million, $5.0 million in depreciation and amortization, $3.5 million in restructuring costs and $2.9 million in materials expense. These increases were partially offset by decreases of $5.1 million in other expenses, net and $3.0 million in equipment rents.

The following table sets forth our total operating expenses for the six months ended June 30, 2018 and 2017 (dollars in thousands):

	Six Months Ended June 30,				Increase/(Decrease)	Currency Impact	2017 Constant Currency*	Increase/(Decrease) Constant Currency*
	2018		2017
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$363,554	31.1%	$331,360	31.3%	$32,194	$9,398	$340,758	$22,796
Equipment rents	68,889	5.9%	67,108	6.3%	1,781	4,041	71,149	(2,260)
Purchased services	125,147	10.7%	107,796	10.2%	17,351	6,708	114,504	10,643
Depreciation and amortization	131,735	11.3%	122,287	11.5%	9,448	2,539	124,826	6,909
Diesel fuel used in train operations	91,774	7.9%	71,183	6.7%	20,591	2,687	73,870	17,904
Electricity used in train operations	4,278	0.4%	5,307	0.5%	(1,029)	606	5,913	(1,635)
Casualties and insurance	22,950	2.0%	22,722	2.1%	228	358	23,080	(130)
Materials	64,845	5.5%	47,197	4.5%	17,648	1,338	48,535	16,310
Trackage rights	44,281	3.8%	44,020	4.2%	261	2,106	46,126	(1,845)
Net gain on sale and impairment of assets	(1,859)	(0.2)%	(781)	(0.1)%	(1,078)	1	(780)	(1,079)
Restructuring costs	9,645	0.8%	6,116	0.6%	3,529	652	6,768	2,877
Other expenses, net	54,374	4.6%	59,593	5.6%	(5,219)	1,701	61,294	(6,920)
Total operating expenses	$979,613	83.8%	$883,908	83.4%	$95,705	$32,135	$916,043	$63,570
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
Operating Income/Operating Ratio
Operating income was $190.0 million for the six months ended June 30, 2018, compared with $175.6 million for the six months ended June 30, 2017. Operating income for the six months ended June 30, 2018 included restructuring and related costs of $9.6 million, primarily driven by our optimization activities in the U.K., and corporate development and related costs of $0.5 million, partially offset by a $6.3 million gain on settlement related to Arrium's voluntary administration. Operating income for the six months ended June 30, 2017 included corporate development and related costs of $9.1 million, primarily associated with the GRail and Providence and Worcester Railroad transactions, and restructuring costs of $6.1 million, primarily related to the restructuring of ERS. Our operating ratio was 83.8% for the six months ended June 30, 2018, compared with 83.4% for the six months ended June 30, 2017.
Interest Expense
Interest expense was $54.2 million for the six months ended June 30, 2018, compared with $52.2 million for the six months ended June 30, 2017. Interest expense for the six months ended June 30, 2018 included $2.2 million of expense from the write-off of deferred financing fees associated with the refinancing of our credit facility.
Provision for Income Taxes
Our provision for income taxes for the six months ended June 30, 2018 was $10.6 million, compared with $51.5 million for the six months ended June 30, 2017. Our provision for income taxes for the six months ended June 30, 2018 included a $31.6 million benefit from the retroactive extension of the United States Short Line Tax Credit. Based on developments during the six months ended June 30, 2018, we recorded a reserve for uncertain tax positions of $4.8 million related to tax deductions on intercompany financing arrangements in the U.K., of which $3.7 million related to the period from March 25, 2015, the date of the Freightliner acquisition when the arrangements were established, through December 31, 2017. Excluding the benefit from the retroactive extension and the prior period portion of the reserve for uncertain tax positions, our effective income tax rate for the six months ended June 30, 2018 was 28.5%. Our effective income tax rate for the six months ended June 30, 2017 was 40.6%. The decrease in our effective income tax rate was primarily a result of the TCJA, which decreased the United States federal corporate income tax rate from 35% to 21%. In addition, our provision for income taxes for the six months ended June 30, 2017 also included an increase to a valuation allowance of €0.9 million (or $1.0 million at the average exchange rate for the period) primarily associated with losses at ERS. For additional information regarding our provision for income taxes, see Note 11, Income Taxes, to our Consolidated Financial Statements set forth in "Part I Item 1. Financial Statements" of this quarterly report.

Net Income Attributable to G&W and Earnings Per Common Share
Net income attributable to G&W for the six months ended June 30, 2018 was $119.3 million, compared with $72.2 million for the six months ended June 30, 2017. Our basic EPS were $1.96 with 60.9 million weighted average shares outstanding for the six months ended June 30, 2018, compared with basic EPS of $1.18 with 61.5 million weighted average shares outstanding for the six months ended June 30, 2017. Our diluted EPS for the six months ended June 30, 2018 were $1.93 with 61.8 million weighted average shares outstanding, compared with diluted EPS of $1.16 with 62.4 million weighted average shares outstanding for the six months ended June 30, 2017. Our results for the six months ended June 30, 2018 and 2017 included certain items affecting comparability between the periods as previously presented in the "Overview—Overview of Six-Month Results—Items Affecting Comparability."
Operating Results by Segment
The following tables set forth results from our North American Operations, Australian Operations and U.K./European Operations for the six months ended June 30, 2018 and 2017 (dollars in thousands):

	Six Months Ended June 30, 2018
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$505,285	$129,086	$183,500	$817,871
Freight-related revenues	127,299	22,078	134,222	283,599
All other revenues	32,603	2,699	32,879	68,181
Total operating revenues	665,187	153,863	350,601	1,169,651
Operating expenses:
Labor and benefits	221,206	37,918	104,430	363,554
Equipment rents	26,133	2,498	40,258	68,889
Purchased services	28,582	13,284	83,281	125,147
Depreciation and amortization	81,878	31,295	18,562	131,735
Diesel fuel used in train operations	48,733	15,483	27,558	91,774
Electricity used in train operations	—	—	4,278	4,278
Casualties and insurance	16,613	3,547	2,790	22,950
Materials	26,353	5,722	32,770	64,845
Trackage rights	19,639	4,578	20,064	44,281
Net gain on sale and impairment of assets	(1,618)	(113)	(128)	(1,859)
Restructuring costs	41	—	9,604	9,645
Other expenses, net	44,193	(2,221)	12,402	54,374
Total operating expenses	511,753	111,991	355,869	979,613
Operating income/(loss)	$153,434	$41,872	$(5,268)	$190,038
Operating ratio	76.9%	72.8%	101.5%	83.8%
Interest expense, net	$20,233	$26,134	$6,727	$53,094
Provision for/(benefit from) income taxes	$606	$4,722	$5,228	$10,556
Expenditures for additions to property & equipment, net of grants from outside parties	$87,487	$19,751	$13,189	$120,427
Carloads	836,366	291,480	517,830	1,645,676

	Six Months Ended June 30, 2017
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$476,654	$124,627	$159,619	$760,900
Freight-related revenues	126,528	23,209	97,221	246,958
All other revenues	31,968	2,880	16,835	51,683
Total operating revenues	635,150	150,716	273,675	1,059,541
Operating expenses:
Labor and benefits	212,240	34,829	84,291	331,360
Equipment rents	27,370	2,735	37,003	67,108
Purchased services	30,096	12,682	65,018	107,796
Depreciation and amortization	77,786	30,162	14,339	122,287
Diesel fuel used in train operations	37,104	12,910	21,169	71,183
Electricity used in train operations	—	—	5,307	5,307
Casualties and insurance	18,044	2,852	1,826	22,722
Materials	26,524	5,231	15,442	47,197
Trackage rights	18,707	6,892	18,421	44,020
Net (gain)/loss on sale and impairment of assets	(760)	(22)	1	(781)
Restructuring costs	68	338	5,710	6,116
Other expenses, net	40,629	4,698	14,266	59,593
Total operating expenses	487,808	113,307	282,793	883,908
Operating income/(loss)	$147,342	$37,409	$(9,118)	$175,633
Operating ratio	76.8%	75.2%	103.3%	83.4%
Interest expense, net	$20,111	$27,822	$3,409	$51,342
Provision for/(benefit from) income taxes	$49,863	$2,792	$(1,130)	$51,525
Expenditures for additions to property & equipment, net of grants from outside parties	$64,227	$5,176	$10,465	$79,868
Carloads	800,063	295,505	535,762	1,631,330
North American Operations
Operating Revenues
The following table sets forth our North American Operations operating revenues and carloads by new operations and existing operations for the six months ended June 30, 2018 and 2017 (dollars in thousands):

	Six Months Ended June 30,				Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations		Currency Impact
	2018			2017
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%
Freight revenues	$505,285	$1,580	$503,705	$476,654	$28,631	6.0%	$27,051	5.7%	$1,438
Freight-related revenues	127,299	240	127,059	126,528	771	0.6%	531	0.4%	395
All other revenues	32,603	10	32,593	31,968	635	2.0%	625	2.0%	250
Total operating revenues	$665,187	$1,830	$663,357	$635,150	$30,037	4.7%	$28,207	4.4%	$2,083
Carloads	836,366	2,813	833,553	800,063	36,303	4.5%	33,490	4.2%

Freight Revenues
The following table sets forth the changes in our North American Operations freight revenues by commodity group segregated into new operations and existing operations for the six months ended June 30, 2018 and 2017 (dollars in thousands):

			Increase/(Decrease) in Total Operations	New Operations	Currency Impact	2017 Constant Currency*	Increase/(Decrease) in Existing Operations Constant Currency*
	Six Months Ended June 30,
Commodity Group	2018	2017
Agricultural Products	$61,065	$64,257	$(3,192)	113	$133	64,390	(3,438)
Autos & Auto Parts	11,173	10,940	233	—	56	10,996	177
Chemicals & Plastics	75,189	74,915	274	362	279	75,194	(367)
Coal & Coke	39,032	37,115	1,917	—	52	37,167	1,865
Food & Kindred Products	16,826	16,599	227	—	23	16,622	204
Intermodal	689	415	274	—	1	416	273
Lumber & Forest Products	46,249	42,699	3,550	1,050	100	42,799	2,400
Metallic Ores	7,243	6,816	427	—	80	6,896	347
Metals	60,887	52,673	8,214	—	204	52,877	8,010
Minerals & Stone	68,552	62,677	5,875	7	77	62,754	5,791
Petroleum Products	34,634	34,271	363	2	115	34,386	246
Pulp & Paper	58,385	51,555	6,830	—	264	51,819	6,566
Waste	13,227	12,338	889	—	11	12,349	878
Other	12,134	9,384	2,750	46	43	9,427	2,661
Total freight revenues	$505,285	$476,654	$28,631	1,580	$1,438	$478,092	$25,613
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.

The following table sets forth our North American Operations freight revenues, carloads and average freight revenues per carload for the six months ended June 30, 2018 and 2017 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads		Average Freight Revenues Per Carload

	Six Months Ended June 30,				Six Months Ended June 30,		Six Months Ended June 30,
	2018		2017 Constant Currency*
Commodity Group	Amount	% of Total	Amount	% of Total	2018	2017	2018	2017	2017 Constant Currency*
Agricultural Products	$61,065	12.1%	$64,390	13.5%	105,526	110,204	$579	$583	$584
Autos & Auto Parts	11,173	2.2%	10,996	2.3%	17,822	17,977	627	609	612
Chemicals & Plastics	75,189	14.9%	75,194	15.7%	88,627	90,822	848	825	828
Coal & Coke	39,032	7.7%	37,167	7.8%	121,312	109,800	322	338	338
Food & Kindred Products	16,826	3.3%	16,622	3.5%	30,090	29,676	559	559	560
Intermodal	689	0.1%	416	0.1%	6,900	4,168	100	100	100
Lumber & Forest Products	46,249	9.1%	42,799	9.0%	73,983	69,174	625	617	619
Metallic Ores	7,243	1.4%	6,896	1.4%	8,844	9,173	819	743	752
Metals	60,887	12.1%	52,877	11.0%	76,044	70,493	801	747	750
Minerals & Stone	68,552	13.6%	62,754	13.1%	109,852	103,813	624	604	604
Petroleum Products	34,634	6.9%	34,386	7.2%	50,000	49,049	693	699	701
Pulp & Paper	58,385	11.6%	51,819	10.8%	83,119	78,587	702	656	659
Waste	13,227	2.6%	12,349	2.6%	26,818	25,131	493	491	491
Other	12,134	2.4%	9,427	2.0%	37,429	31,996	324	293	295
Total	$505,285	100.0%	$478,092	100.0%	836,366	800,063	$604	$596	$598
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
Total traffic from our North American Operations increased 36,303 carloads, or 4.5%, for the six months ended June 30, 2018, compared with the same period in 2017. The increase consisted of 33,490 carloads from existing operations and 2,813 carloads from new operations. The increase in traffic from existing operations was principally due to increases of 11,512 carloads of coal and coke traffic, 6,009 carloads of minerals and stone traffic, 5,551 carloads of metals traffic, 4,972 carloads of other commodity traffic, 4,532 carloads of pulp and paper traffic, 3,100 carloads of lumber and forest products traffic, 2,732 carloads of intermodal traffic and 1,687 carloads of waste traffic, partially offset by decreases of 4,853 carloads of agricultural products traffic and 2,630 carloads of chemicals and plastics traffic. All remaining traffic increased by a net 878 carloads.
Changes in average freight revenues per carload in a commodity group may be impacted by changes in customer rates, fuel surcharges, commodity mix and the mix of customer traffic within a commodity group. Excluding a 0.3% impact of foreign currency, average freight revenues per carload from our North American Operations increased 1.0% to $604 for the six months ended June 30, 2018, compared with the same period in 2017. Average freight revenues per carload from existing operations increased 1.0% to $604 for the six months ended June 30, 2018, compared with the same period in 2017. Higher fuel surcharges increased average freight revenues per carload by 1.6%, while a change in the mix of commodities decreased average freight revenues per carload by 1.0%. Excluding these factors, average freight revenues per carload from our existing operations increased 0.4%. The change in average freight revenues per carload was also driven by changes in customer mix primarily within the coal and coke and agricultural products commodity groups.
The following information discusses the significant changes in our North American Operations freight revenues from existing operations by commodity group excluding the impact of foreign currency.
Agricultural products revenues decreased $3.4 million, or 5.3%. Agricultural products traffic decreased 4,853 carloads, or 4.4%, which decreased revenues by $2.8 million, and average freight revenues per carload decreased 0.9%, which decreased revenues by $0.6 million. The decrease in carloads was primarily due to unfavorable grain market conditions and the residual impact of the 2017 drought on current harvests in the central and midwestern United States, partially offset by increased export soybean meal shipments in the western United States.

Coal and coke revenues increased $1.9 million, or 5.0%, primarily due to a traffic increase of 11,512 carloads, or 10.5%, which increased revenues by $3.7 million, while average freight revenues per carload decreased 5.0%, which decreased revenues by $1.8 million. The increase in carloads was primarily due to increased demand in the central and northeastern United States, including a maintenance outage at a customer facility in 2017, partially offset by reduced demand in the midwestern United States. The decrease in average freight revenues per carload was primarily due to a change in the mix of business.
Lumber and forest products revenues increased $2.4 million, or 5.6%. Lumber and forest products traffic increased 3,100 carloads, or 4.5%, which increased revenues by $1.9 million, while average freight revenues per carload increased 1.0%, which increased revenues by $0.5 million. The increase in carloads was primarily due to increased shipments of lumber in the western United States.
Metals revenues increased $8.0 million, or 15.1%. Metals traffic increased 5,551 carloads, or 7.9%, which increased revenues by $4.4 million, and average freight revenues per carload increased 6.8%, which increased revenues by $3.6 million. The increase in carloads was primarily due to increased coil and pig iron shipments in the southern United States and increased scrap steel shipments in the midwestern and southern United States. The increase in average freight revenues per carload was primarily due to the mix of business and increased fuel surcharge revenues.
Minerals and stone revenues increased $5.8 million, or 9.2%. Minerals and stone traffic increased 6,009 carloads, or 5.8%, which increased revenues by $3.8 million and average freight revenues per carload increased 3.3%, which increased revenues by $2.0 million. The increase in carloads was primarily due to increased aggregates shipments across North America and frac sand shipments in the northeastern United States.
Pulp and paper revenues increased $6.6 million, or 12.7%. Pulp and paper average freight revenues per carload increased 6.5%, which increased revenues by $3.4 million, and traffic increased 4,532 carloads, or 5.8%, which increased revenues by $3.2 million. The increase in average freight revenues per carload was primarily due to increased fuel surcharge revenues and a change in the mix of business. The increase in carloads was primarily due to increased containerboard shipments across North America.
Other revenues increased $2.7 million, or 28.2%. Other traffic increased 4,972 carloads, or 15.5%, which increased revenues by $1.6 million, and average freight revenues per carload increased 10.8%, which increased revenues by $1.1 million. The increase in carloads was primarily due to increased shipments of empty car traffic in the central, midwestern and southern United States. The increase in average freight revenues per carload was primarily due to shipments of wind towers in the midwestern United States and Canada.
Freight revenues from all remaining commodities combined increased by a net $1.8 million.
Freight-Related Revenues
Excluding a $0.4 million increase due to the impact of foreign currency appreciation, freight-related revenues from our North American Operations, which includes revenues from railcar switching, track access rights, crewing services, storage and other ancillary revenues related to the movement of freight, increased $0.4 million, or 0.3%, to $127.3 million for the six months ended June 30, 2018, compared with $126.9 million for the six months ended June 30, 2017. The increase was primarily due to increased switching revenues primarily related to a new iron ore customer in Canada and stronger intermodal and grain volumes in the southern United States.
All Other Revenues
Excluding a $0.3 million increase due to the impact of foreign currency appreciation, all other revenues from our North American Operations, which includes revenues from third-party railcar and locomotive repairs, property rentals, railroad construction and other ancillary revenues not directly related to the movement of freight, increased $0.4 million, or 1.2%, to $32.6 million for the six months ended June 30, 2018, compared with $32.2 million for the six months ended June 30, 2017. The increase was primarily from existing operations.

Operating Expenses
Total operating expenses from our North American Operations increased $23.9 million, or 4.9%, to $511.8 million for the six months ended June 30, 2018, compared with $487.8 million for the six months ended June 30, 2017. The increase consisted of $22.4 million from existing operations and $1.5 million from new operations. The increase from existing operations was primarily due to an increase of $11.3 million in diesel fuel used in train operations, $7.8 million in labor and benefits, $3.3 million in depreciation and amortization and $3.4 million in other expenses, net, partially offset by decreases of $1.8 million in purchased services, $1.7 million in equipment rents and $1.6 million in casualties and insurance. In addition, the change from existing operations included a $2.0 million increase due to the impact of foreign currency appreciation.
The following table sets forth operating expenses from our North American Operations for the six months ended June 30, 2018 and 2017 (dollars in thousands):

	Six Months Ended June 30,							Increase/(Decrease) Constant Currency*
	2018		2017			Currency Impact	2017 Constant Currency*
	Amount	% of Operating Revenues	Amount	% of Operating Revenues	Increase/(Decrease)
Labor and benefits	$221,206	33.3%	$212,240	33.4%	$8,966	$721	$212,961	$8,245
Equipment rents	26,133	3.9%	27,370	4.3%	(1,237)	80	27,450	(1,317)
Purchased services	28,582	4.3%	30,096	4.7%	(1,514)	104	30,200	(1,618)
Depreciation and amortization	81,878	12.3%	77,786	12.3%	4,092	509	78,295	3,583
Diesel fuel used in train operations	48,733	7.3%	37,104	5.8%	11,629	227	37,331	11,402
Casualties and insurance	16,613	2.5%	18,044	2.8%	(1,431)	135	18,179	(1,566)
Materials	26,353	4.0%	26,524	4.2%	(171)	99	26,623	(270)
Trackage rights	19,639	2.9%	18,707	3.0%	932	17	18,724	915
Net gain on sale and impairment of assets	(1,618)	(0.2)%	(760)	(0.1)%	(858)	—	(760)	(858)
Restructuring costs	41	—%	68	—%	(27)	—	68	(27)
Other expenses, net	44,193	6.6%	40,629	6.4%	3,564	131	40,760	3,433
Total operating expenses	$511,753	76.9%	$487,808	76.8%	$23,945	$2,023	$489,831	$21,922
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following information discusses the significant changes in operating expenses of our North American Operations excluding an increase of $2.0 million due to the impact of foreign currency appreciation.
Labor and benefits expense was $221.2 million for the six months ended June 30, 2018, compared with $213.0 million for the six months ended June 30, 2017, an increase of $8.2 million, or 3.9%. The increase consisted of $7.8 million, or 3.7%, from existing operations and $0.4 million from new operations. The increase from new operations was primarily due to annual wage increases and increases in headcount.
Equipment rents expense was $26.1 million for the six months ended June 30, 2018, compared with $27.5 million for the six months ended June 30, 2017, a decrease of $1.3 million, or 4.8%. The decrease consisted of $1.7 million from existing operations, partially offset by $0.4 million from new operations. The decrease from existing operations was primarily due to the effect of buyouts of locomotive and railcar leases during 2017.
Purchased services expense, which consists of the costs of services provided by outside contractors for repairs and maintenance of track property, locomotives, railcars and other equipment, as well as contract labor costs for crewing services, was $28.6 million for the six months ended June 30, 2018, compared with $30.2 million for the six months ended June 30, 2017, a decrease of $1.6 million, or 5.4%. The decrease was primarily due to the timing of railroad maintenance and a reduction in the use of third party contractors.
Depreciation and amortization expense was $81.9 million for the six months ended June 30, 2018, compared with $78.3 million for the six months ended June 30, 2017, an increase of $3.6 million, or 4.6%. The increase was primarily attributable to a larger depreciable asset base in 2018 compared with 2017, reflecting capital spending in 2017.

The cost of diesel fuel used in train operations was $48.7 million for the six months ended June 30, 2018, compared with $37.3 million for the six months ended June 30, 2017, an increase of $11.4 million, or 30.5%. The increase consisted of $10.1 million due to a 27.2% increase in average fuel cost per gallon and $1.2 million due to a 2.4% increase in diesel fuel consumption.
Casualties and insurance expense was $16.6 million for the six months ended June 30, 2018, compared with $18.2 million for the six months ended June 30, 2017, a decrease of $1.6 million, or 8.6%. The decrease was primarily attributable to less weather related property damage, partially offset by higher derailment expense in 2018.
Other expenses, net were $44.2 million for the six months ended June 30, 2018, compared with $40.8 million for the six months ended June 30, 2017, an increase of $3.4 million, or 8.4%. The increase was primarily attributable to an increase in legal fees associated with arbitration proceedings.
Operating Income/Operating Ratio
Operating income from our North American Operations was $153.4 million for the six months ended June 30, 2018, compared with $147.3 million for the six months ended June 30, 2017. Operating income for the six months ended June 30, 2018 and 2017 included corporate development and related costs of $0.5 million and $6.8 million, respectively. The operating ratio was 76.9% for the six months ended June 30, 2018, compared with 76.8% for the six months ended June 30, 2017.
Australian Operations
Operating Revenues
The following table sets forth our Australian Operations operating revenues and carloads for the six months ended June 30, 2018 and 2017 (dollars in thousands):

	Six Months Ended June 30,		Increase/(Decrease) in Total Operations		Currency Impact
	2018	2017	Amount	%
Freight revenues	$129,086	$124,627	$4,459	3.6%	$2,722
Freight-related revenues	22,078	23,209	(1,131)	(4.9)%	511
All other revenues	2,699	2,880	(181)	(6.3)%	55
Total operating revenues	$153,863	$150,716	$3,147	2.1%	$3,288
Carloads	291,480	295,505	(4,025)	(1.4)%
Freight Revenues
The following table sets forth the changes in our Australian Operations freight revenues by commodity group for the six months ended June 30, 2018 and 2017 (dollars in thousands):

			Increase/(Decrease) in Total Operations	Currency Impact	2017 Constant Currency*	Increase/(Decrease) Total Operations Constant Currency*
	Six Months Ended June 30,
Commodity Group	2018	2017
Agricultural Products	$11,489	$11,678	$(189)	$261	$11,939	$(450)
Coal and Coke	64,149	57,279	6,870	1,333	58,612	5,537
Intermodal	33,075	33,101	(26)	706	33,807	(732)
Metallic Ores	15,856	18,290	(2,434)	326	18,616	(2,760)
Minerals & Stone	4,181	3,995	186	91	4,086	95
Petroleum Products	336	284	52	5	289	47
Total freight revenues	$129,086	$124,627	$4,459	$2,722	127,349	$1,737
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.

The following table sets forth our Australian Operations freight revenues, carloads and average freight revenues per carload for the six months ended June 30, 2018 and 2017 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads		Average Freight Revenues Per Carload

	Six Months Ended June 30,				Six Months Ended June 30,		Six Months Ended June 30,
	2018		2017 Constant Currency*
Commodity Group	Amount	% of Total	Amount	% of Total	2018	2017	2018	2017	2017 Constant Currency*
Agricultural Products	$11,489	8.9%	$11,939	9.4%	27,287	30,641	$421	$381	$390
Coal & Coke	64,149	49.7%	58,612	46.0%	194,138	190,343	330	301	308
Intermodal	33,075	25.6%	33,807	26.6%	26,711	28,737	1,238	1,152	1,176
Metallic Ores	15,856	12.3%	18,616	14.6%	10,457	15,760	1,516	1,161	1,181
Minerals & Stone	4,181	3.2%	4,086	3.2%	32,754	29,906	128	134	137
Petroleum Products	336	0.3%	289	0.2%	133	118	2,526	2,407	2,449
Total	$129,086	100.0%	$127,349	100.0%	291,480	295,505	$443	$422	$431
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
Total traffic from our Australian Operations decreased 4,025 carloads or 1.4%, to 291,480 carloads for the six months ended June 30, 2018 compared with the same period in 2017. The traffic decrease was principally due to decreases of 5,303 carloads of metallic ores traffic, 3,354 carloads of agricultural products traffic and 2,026 carloads of intermodal traffic, partially offset by increases of 3,795 carloads of coal and coke traffic and 2,848 carloads of minerals and stone traffic. All remaining traffic increased by 15 carloads.
Changes in average freight revenues per carload in a commodity group may be impacted by changes in customer rates, fuel surcharges, commodity mix and the mix of customer traffic within a commodity group. Excluding a 2.2% impact of foreign currency, average freight revenues per carload from our Australian Operations increased 2.8% to $443 for the six months ended June 30, 2018, compared with the same period in 2017. A change in the mix of commodities decreased average freight revenues per carload by 6.7%, while higher fuel surcharges increased average freight revenues per carload by 0.6%. Excluding these factors, average freight revenues per carload increased 8.9%.
The following information discusses the significant changes in our Australian Operations freight revenues by commodity group excluding the impact of foreign currency.
Coal and coke revenues increased $5.5 million, or 9.4%. Coal and coke average freight revenues per carload increased 7.1%, which increased revenues by $4.3 million, while traffic increased 3,795 carloads, or 2.0%, which increased revenues by $1.2 million. The increase in average freight revenues per carload was primarily due to annual rate increases and favorable mix. The carload increase was primarily due to increased spot shipments.
Metallic ores revenues decreased $2.8 million, or 14.8%. Metallic ores traffic decreased 5,303 carloads, or 33.6%, which decreased revenues by $8.0 million, while average freight revenues per carload increased 28.4%, which increased revenues by $5.2 million. The increase in average freight revenues per carload was primarily due to a change in business mix. The carload decrease was primarily due to a planned shutdown of an iron ore customer's mine in October 2017.
Freight revenues from all remaining commodities combined decreased by $1.0 million.
Freight-Related Revenues
Excluding a $0.5 million increase due to the impact of foreign currency appreciation, freight-related revenues from our Australian Operations, which includes revenues from railcar switching, track access rights, crewing services, storage and other ancillary revenues related to the movement of freight, decreased $1.6 million, or 6.9%, to $22.1 million for the six months ended June 30, 2018, compared with $23.7 million for the six months ended June 30, 2017. The decrease in freight-related revenues was primarily due to decreased switching revenues as a result of a smaller harvest in 2018.
All Other Revenues
Excluding the impact of foreign currency appreciation, all other revenues from our Australian Operations, which includes revenues from third-party railcar and locomotive repairs, property rentals and other ancillary revenues not directly related to the movement of freight, decreased to $2.7 million for the six months ended June 30, 2018, compared with $2.9 million for the six months ended June 30, 2017.

Operating Expenses
Total operating expenses from our Australian Operations for the six months ended June 30, 2018 decreased $1.3 million, or 1.2%, to $112.0 million, compared with $113.3 million for the six months ended June 30, 2017. The decrease was primarily due to a decrease in other expenses, net of $7.0 million, principally due to a $6.3 million gain on settlement related to Arrium's voluntary administration, and a decrease in trackage rights expense of $2.5 million, partially offset by increases in labor and benefits expense of $2.3 million and diesel fuel used in train operations of $2.3 million. In addition, the change from existing operations included a $2.5 million increase due to the impact of foreign currency appreciation.
The following table sets forth operating expenses from our Australian Operations for the six months ended June 30, 2018 and 2017 (dollars in thousands):

	Six Months Ended June 30,							Increase/(Decrease) Constant Currency*
	2018		2017			Currency Impact	2017 Constant Currency*
	Amount	% of Operating Revenues	Amount	% of Operating Revenues	Increase/(Decrease)
Labor and benefits	$37,918	24.7%	$34,829	23.1%	$3,089	$778	$35,607	$2,311
Equipment rents	2,498	1.6%	2,735	1.8%	(237)	61	2,796	(298)
Purchased services	13,284	8.6%	12,682	8.4%	602	260	12,942	342
Depreciation and amortization	31,295	20.3%	30,162	20.0%	1,133	675	30,837	458
Diesel fuel used in train operations	15,483	10.1%	12,910	8.6%	2,573	292	13,202	2,281
Casualties and insurance	3,547	2.3%	2,852	1.9%	695	65	2,917	630
Materials	5,722	3.7%	5,231	3.5%	491	115	5,346	376
Trackage rights	4,578	3.0%	6,892	4.6%	(2,314)	151	7,043	(2,465)
Net (gain)/loss on sale and impairment of assets	(113)	(0.1)%	(22)	—%	(91)	—	(22)	(91)
Restructuring costs	—	—%	338	0.2%	(338)	9	347	(347)
Other expenses, net	(2,221)	(1.4)%	4,698	3.1%	(6,919)	100	4,798	(7,019)
Total operating expenses	$111,991	72.8%	$113,307	75.2%	$(1,316)	$2,506	$115,813	$(3,822)
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following information discusses the significant changes in operating expenses of our Australian Operations excluding an increase of $2.5 million due to the impact of foreign currency appreciation.
Labor and benefits expense was $37.9 million for the six months ended June 30, 2018, compared with $35.6 million for the six months ended June 30, 2017, an increase of $2.3 million, or 6.5%. The increase was primarily due to annual wage increases and an increase in headcount to support growth initiatives.
The cost of diesel fuel used in train operations was $15.5 million for the six months ended June 30, 2018, compared with $13.2 million for the six months ended June 30, 2017, an increase of $2.3 million, or 17.3%. The increase consisted of $2.8 million due to a 20.9% increase in average fuel cost per gallon, partially offset by a decrease of $0.5 million due to a 3.1% decrease in diesel fuel consumption.
Trackage rights expense was $4.6 million for the six months ended June 30, 2018, compared with $7.0 million for the six months ended June 30, 2017, a decrease of $2.5 million, or 35.0%. The decrease was primarily due to the planned shutdown of an iron ore mine in October 2017.
Other expenses, net for the six months ended June 30, 2018 included a $6.3 million gain on settlement related to Arrium's voluntary administration.
Operating Income/Operating Ratio
Operating income from our Australian Operations was $41.9 million for the six months ended June 30, 2018, compared with $37.4 million for the six months ended June 30, 2017. Operating income for the six months ended June 30, 2018 included a $6.3 million gain on settlement related to Arrium's voluntary administration. The operating ratio was 72.8% for the six months ended June 30, 2018, compared with 75.2% for the six months ended June 30, 2017.

U.K./European Operations
Operating Revenues
The following table reflects the calculation of our ongoing U.K./European Operations by subtracting the revenues and carloads from the divested ERS operations from our U.K./European total operations for the six months ended June 30, 2018 and 2017 (dollars in thousands):

	Six Months Ended June 30,						Increase/(Decrease) in Total Operations		Currency Impact
	2018			2017
	Total Operations	Divested Operations	Total Ongoing Operations	Total Operations	Divested Operations	Total Ongoing Operations	Amount	%
Freight revenues	$183,500	$17,086	$166,414	$159,619	$21,968	$137,651	$23,881	15.0%	$16,060
Freight-related revenues	134,222	7,006	127,216	97,221	8,664	88,557	37,001	38.1%	8,846
All other revenues	32,879	21	32,858	16,835	18	16,817	16,044	95.3%	1,180
Total operating revenues	$350,601	$24,113	$326,488	$273,675	$30,650	$243,025	$76,926	28.1%	$26,086
Carloads	517,830	50,949	466,881	535,762	63,882	471,880	(17,932)	(3.3)%
The following table sets forth our ongoing U.K./European Operations total operating revenues and carloads by new operations and existing operations for the six months ended June 30, 2018 and 2017 (dollars in thousands):

	Six Months Ended June 30,				Increase/(Decrease) in Existing/Ongoing Operations		Currency Impact on Total Ongoing Operations
	2018			2017
	Total Ongoing Operations	New Operations	Total Existing	Total Ongoing Operations	Amount	%
Freight revenues	$166,414	$—	$166,414	$137,651	$28,763	20.9%	$13,317
Freight-related revenues	127,216	32,292	94,924	88,557	6,367	7.2%	7,698
All other revenues	32,858	14,430	18,428	16,817	1,611	9.6%	1,178
Total operating revenues	$326,488	$46,722	$279,766	$243,025	$36,741	15.1%	$22,193
Carloads	466,881	—	466,881	471,880	(4,999)	(1.1)%
Freight Revenues
The following table sets forth our U.K./European Operations ongoing operations freight revenues by commodity group by subtracting the revenues from the divested ERS operations from our U.K./European total operations for the six months ended June 30, 2018 and 2017 (dollars in thousands):

	Six Months Ended June 30,						Increase/(Decrease) in Existing Operations	Currency Impact Existing Operations	2017 Constant Currency Existing Operations*	Increase/(Decrease) in Existing Operations Constant Currency*
	2018			2017
Commodity Group	Total Operations	Divested Operations	Total Ongoing/Existing Operations	Total Operations	Divested Operations	Total Ongoing Operations
Agricultural Products	$2,020	$—	$2,020	$2,568	$—	$2,568	$(548)	$408	$2,976	$(956)
Coal & Coke	6,163	—	6,163	5,119	—	5,119	1,044	620	5,739	424
Intermodal	133,804	17,086	116,718	122,789	21,968	100,821	15,897	9,241	110,062	6,656
Minerals & Stone	41,505	—	41,505	29,143	—	29,143	12,362	3,048	32,191	9,314
Petroleum Products	8	—	8	—	—	—	8	—	—	8
Total operating revenues	$183,500	$17,086	$166,414	$159,619	$21,968	$137,651	$28,763	$13,317	$150,968	$15,446
*Constant currency amounts reflect the prior period Total Ongoing Operations translated at the current period exchange rates.

The following table sets forth our U.K./European Operations freight revenues, carloads and average freight revenues per carload for the six months ended June 30, 2018 and 2017 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads		Average Freight Revenues Per Carload

	Six Months Ended June 30,				Six Months Ended June 30,		Six Months Ended June 30,
	2018		2017 Constant Currency*
Commodity Group	Amount	% of Total	Amount	% of Total	2018	2017	2018	2017	2017 Constant Currency*
Agricultural Products	$2,020	1.1%	$2,976	1.7%	1,573	2,259	$1,284	$1,137	$1,317
Coal & Coke	6,163	3.4%	5,739	3.3%	9,933	14,535	620	352	395
Intermodal	133,804	72.9%	134,773	76.7%	411,838	440,904	325	278	306
Minerals & Stone	41,505	22.6%	32,191	18.3%	94,466	78,064	439	373	412
Petroleum Products	8	—%	—	—%	20	—	400	—	—
Total	$183,500	100.0%	$175,679	100.0%	517,830	535,762	$354	$298	$328
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
Total traffic from our U.K./European Operations decreased 17,932 carloads, or 3.3%, for the six months ended June 30, 2018, compared with the same period in 2017. The traffic decrease was principally due to decreases of 29,066 carloads of intermodal traffic and 4,602 carloads of coal and coke traffic, partially offset by an increases of 16,402 carloads of minerals and stone traffic. All remaining traffic decreased by a net 666 carloads.
Changes in average freight revenues per carload in a commodity group may be impacted by changes in customer rates, fuel surcharges, commodity mix and the mix of customer traffic within a commodity group. Excluding a 10.9% impact of foreign currency, average freight revenues per carload from our U.K./European Operations increased 7.9% to $354 for the six months ended June 30, 2018, compared with the same period in 2017. Average freight revenues per carload from existing operations, excluding the impact of foreign currency, increased 11.3% to $356 for the six months ended June 30, 2018, compared with the same period in 2017.
The following information discusses the significant changes in our U.K./European Operations freight revenues by commodity group excluding the impact of foreign currency and the divested ERS operations.
Intermodal revenues increased $6.7 million, or 6.0%. Intermodal average freight revenues per carload increased 10.6%, which increased revenues by $11.9 million, while traffic decreased 16,133 carloads, or 4.3%, which decreased revenues by $5.2 million. The increase in average freight revenues per carload was primarily due to rate increases and port and route mix resulting from changes in shipping alliances. The decrease in carloads was primarily due to weather-related service cancellations and congestion at the Port of Felixstowe amidst the port's information technology system conversion.
Minerals and stone revenues increased $9.3 million, or 28.9%. Minerals and stone traffic increased 16,402 carloads, or 21.0%, which increased revenues by $7.2 million, and average freight revenues per carload increased 6.6%, which increased revenues by $2.1 million. The increase in carloads was primarily due to higher construction aggregates shipments in the U.K and Poland. The increase in average freight revenues per carload was primarily due to a change in the mix of business in Poland.
Freight revenues from all remaining commodities combined decreased by a net $0.5 million.
Freight-Related Revenues
Freight-related revenues from our U.K./European Operations includes trucking haulage services, container storage and switching services, as well as infrastructure services, where we operate work trains for the track infrastructure owner. Freight-related revenues from our U.K./European Operations also include traction service (or hook and pull), which requires us to provide locomotives and drivers to move a customer's train between specified origin and destination points, and other ancillary revenues related to the movement of freight.
Freight-related revenues from our U.K./European Operations were $134.2 million for the six months ended June 30, 2018, compared with $97.2 million for the six months ended June 30, 2017, an increase of $37.0 million, or 38.1%. Excluding $32.3 million from new operations, a decrease of $2.8 million from the divested ERS operations and an $8.8 million increase due to the impact of foreign currency appreciation, freight-related revenues from our existing operations decreased $1.3 million, or 1.4%, for the six months ended June 30, 2018, compared with $96.3 million for the six months ended June 30, 2017. The decrease was primarily due to decreased infrastructure revenue in 2018.

All Other Revenues
All other revenues from our U.K./European Operations includes revenues from container sales, third-party car and locomotive repairs, property rentals and other ancillary revenues not directly related to the movement of freight. All other revenues from our U.K./European Operations were $32.9 million for the six months ended June 30, 2018, compared with $16.8 million for the six months ended June 30, 2017, an increase of $16.0 million, or 95.3%. Excluding $14.4 million from new operations and a $1.2 million increase due to the impact of foreign currency appreciation, all other revenues from our existing operations increased $0.4 million, or 2.4%, for the six months ended June 30, 2018, compared with $18.0 million for the six months ended June 30, 2017.
Operating Expenses
Total operating expenses from our U.K./European Operations were $355.9 million for the six months ended June 30, 2018, compared with $282.8 million for the six months ended June 30, 2017, an increase of $73.1 million, or 25.8%. The increase included $45.2 million from new operations and $42.2 million from existing operations, partially offset by a $19.2 million decrease from divested operations. The increase from existing operations included a $22.7 million increase due to the impact of foreign currency appreciation, as well as increases of $6.9 million in labor and benefits expense, $4.2 million in diesel fuel used in train operations, $3.8 million in restructuring costs, $2.9 million in materials expense, $1.7 million in trackage rights expense and $1.2 million in depreciation and amortization expense, partially offset by a decrease of $1.5 million in other expenses, net.
The following table sets forth operating expenses from our U.K./European Operations for the six months ended June 30, 2018 and 2017 (dollars in thousands):

	Six Months Ended June 30,							Increase/(Decrease) Constant Currency*
	2018		2017			Currency Impact	2017 Constant Currency*
	Amount	% of Operating Revenues	Amount	% of Operating Revenues	Increase/(Decrease)
Labor and benefits	$104,430	29.8%	$84,291	30.8%	$20,139	$7,899	$92,190	$12,240
Equipment rents	40,258	11.5%	37,003	13.5%	3,255	3,900	40,903	(645)
Purchased services	83,281	23.8%	65,018	23.8%	18,263	6,344	71,362	11,919
Depreciation and amortization	18,562	5.3%	14,339	5.2%	4,223	1,355	15,694	2,868
Diesel fuel used in train operations	27,558	7.9%	21,169	7.7%	6,389	2,168	23,337	4,221
Electricity used in train operations	4,278	1.2%	5,307	2.0%	(1,029)	606	5,913	(1,635)
Casualties and insurance	2,790	0.8%	1,826	0.7%	964	158	1,984	806
Materials	32,770	9.3%	15,442	5.6%	17,328	1,124	16,566	16,204
Trackage rights	20,064	5.7%	18,421	6.7%	1,643	1,938	20,359	(295)
Net loss/(gain) on sale and impairment of assets	(128)	—%	1	—%	(129)	1	2	(130)
Restructuring costs	9,604	2.7%	5,710	2.1%	3,894	643	6,353	3,251
Other expenses, net	12,402	3.5%	14,266	5.2%	(1,864)	1,470	15,736	(3,334)
Total operating expenses	$355,869	101.5%	$282,793	103.3%	$73,076	$27,606	$310,399	$45,470
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following information discusses the significant changes in operating expenses of our U.K./European Operations excluding an increase of $27.6 million due to the impact of foreign currency appreciation.
Labor and benefits expense was $104.4 million for the six months ended June 30, 2018, compared with $92.2 million for the six months ended June 30, 2017, an increase of $12.2 million, or 13.3%. The increase consisted of $9.5 million from new operations and $6.9 million from existing operations, partially offset by a decrease of $4.2 million from divested operations. The increase from existing operations was primarily due to annual wage increases and an increase in headcount.
Purchased services expense was $83.3 million for the six months ended June 30, 2018, compared with $71.4 million for the six months ended June 30, 2017, an increase of $11.9 million, or 16.7%. The increase consisted of $13.9 million from new operations and $0.7 million from existing operations, partially offset by a decrease of $2.6 million from divested operations.

Depreciation and amortization expense was $18.6 million for the six months ended June 30, 2018, compared with $15.7 million for the six months ended June 30, 2017, an increase of $2.9 million, or 18.3%. The increase consisted of $1.7 million from new operations and $1.2 million from existing operations. The increase from existing operations was primarily attributable to a larger depreciable asset base in 2018 compared with 2017, reflecting capital spending in 2017.
The cost of diesel fuel used in train operations was $27.6 million for the six months ended June 30, 2018, compared with $23.3 million for the six months ended June 30, 2017, an increase of $4.2 million, or 18.1%. The increase consisted of $2.7 million due to a 12.0% increase in average fuel cost per gallon and $1.6 million due to a 5.4% increase in diesel fuel consumption.
Materials expense, which primarily consists of costs of containers sold to third parties, materials purchased for use in repairing and maintaining our locomotives, railcars and other equipment, as well as costs for general tools and supplies used in our business, was $32.8 million for the six months ended June 30, 2018, compared with $16.6 million for the six months ended June 30, 2017, an increase of $16.2 million, or 97.8%. The increase consisted of $13.4 million from new operations and $2.9 million from existing operations. The increase from existing operations was primarily due to an increase in roadway maintenance in certain of our terminals in the U.K.
Trackage rights expense was $20.1 million for the six months ended June 30, 2018, compared with $20.4 million for the six months ended June 30, 2017, a decrease of $0.3 million, or 1.4%. The decrease consisted of $2.0 million from divested operations, partially offset by an increase of $1.7 million from existing operations. The increase from existing operations was primarily due to an increase in freight and switching activity.
Restructuring and related costs for the six months ended June 30, 2018 of $9.6 million were primarily driven by our optimization activities in the U.K. Restructuring costs for the six months ended June 30, 2017 of $6.4 million were primarily related to the restructuring of ERS.
Other expenses, net were $12.4 million for the six months ended June 30, 2018, compared with $15.7 million for the six months ended June 30, 2017, a decrease of $3.3 million, or 21.2%. The decrease consisted of $3.8 million from divested operations and $1.5 million from existing operations, partially offset by an increase of $1.9 million from new operations. The decrease from existing operations was primarily due to corporate development and related costs recorded in 2017 associated with the acquisition and integration of Pentalver.
Operating Income/(Loss) and Operating Ratio
Our U.K./European Operations had an operating loss of $5.3 million for the six months ended June 30, 2018, compared with an operating loss of $9.1 million for the six months ended June 30, 2017. The operating loss for the six months ended June 30, 2018 included $9.6 million of restructuring and related costs. The operating loss for the six months ended June 30, 2017 included $5.7 million, or $6.4 million excluding the impact of foreign currency, of restructuring costs. The operating ratio was 101.5% for the six months ended June 30, 2018, compared with 103.3% for the six months ended June 30, 2017.
Liquidity and Capital Resources
We had cash and cash equivalents of $69.7 million as of June 30, 2018, of which $37.6 million was from our Australian Operations, which we control through a 51.1% ownership interest. In accordance with our Australia Partnership agreement, the cash and cash equivalents of our Australian Operations can be used to make payments in the usual and regular course of business, pay down debt of the Australia Partnership and make distributions to the partners in proportion to their investments. During the six months ended June 30, 2018, the Australia Partnership made a A$40.0 million (or $30.0 million at the average exchange rate in June 2018) distribution, of which $15.3 million and $14.9 million were distributed to us and MIRA, respectively, and no such distributions were made for the six months ended June 30, 2017.
Based on current expectations, we believe our cash, together with our other liquid assets, anticipated future cash flows from operations, availability under our credit agreement, access to debt and equity capital markets and sources of available financing will be sufficient to fund expected operating, capital and debt service requirements and other financial commitments for the foreseeable future. At June 30, 2018, we had $617.3 million of unused borrowing capacity under the Amended Credit Agreement, as defined below.

On June 5, 2018 we entered into Amendment No. 3 (the Amendment) to the Credit Agreement, the Third Amended and Restated Senior Secured Syndicated Credit Facility Agreement (the Amended Credit Agreement). At closing, the credit facilities under the Amended Credit Agreement were comprised of a $1,423.0 million United States term loan, a £272.9 million (or $365.2 million at the exchange rate on June 5, 2018) U.K. term loan and a $625.0 million revolving credit facility. The revolving credit facility includes borrowing capacity for letters of credit and swingline loans. The Amendment also extended the maturity date of our credit facilities to June 5, 2023.
Since entering into the Amendment, we made prepayments of $105.0 million on our United States term loan and £15.0 million (or $19.8 million at the exchange rate on the date the payment was made) on our U.K. term loan. For additional information regarding our Amended Credit Agreement, see Note 6, Long-Term Debt, to our Consolidated Financial Statements set forth in "Part I Item 1. Financial Statements" of this quarterly report.
As of June 30, 2018, we had long-term debt, including current portion, of $2,376.3 million, which comprised 38.6% of our total capitalization. As of December 31, 2017, we had long-term debt, including current portion, of $2,331.3 million, which comprised 37.4% of our total capitalization. Our long-term debt, including current portion, consisted of the following as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018	December 31, 2017
Senior secured credit facility	$1,663,849	$1,567,882
Australian senior secured credit facility(a)	488,836	525,101
Australian subordinated shareholder loan from MIRA(b)	176,083	186,085
Other debt	70,518	77,402
Less: deferred financing fees	(22,967)	(25,175)
Total debt	$2,376,319	$2,331,295
(a) Standalone credit agreement is non-recourse to us and MIRA.
(b) Shareholder loan is non-recourse to us.
During the six months ended June 30, 2018 and 2017, we generated $231.3 million and $224.3 million, respectively, of cash from operating activities. Changes in working capital decreased net cash flows by $20.3 million and $15.8 million for the six months ended June 30, 2018 and 2017, respectively.
During the six months ended June 30, 2018 and 2017, our cash used in investing activities was $110.8 million and $175.7 million, respectively. For the six months ended June 30, 2018, the primary drivers of cash used in investing activities were $133.3 million of cash used for capital expenditures, including $22.7 million for new business investments and $20.1 million related to capital expenditures accrued in 2017, partially offset by $12.9 million of cash received from grants from outside parties for capital spending and $7.9 million of net proceeds from the sale of ERS. For the six months ended June 30, 2017, primary drivers of cash used in investing activities were $105.6 million of net cash paid for acquisitions, including the acquisitions of Pentalver and HOG, and $91.5 million of cash used for capital expenditures, including $12.5 million related to capital expenditures accrued in 2016, partially offset by $11.6 million in cash received from grants from outside parties for capital spending and $2.9 million in cash proceeds received from a working capital adjustment related to the GRail acquisition.
During the six months ended June 30, 2018 and 2017, our cash used in financing activities was $131.4 million and $0.5 million, respectively. For the six months ended June 30, 2018, the primary drivers of cash used in financing activities were $192.3 million for common share repurchases, $14.9 million distribution made by the Australia Partnership to its noncontrolling interest holders, $6.3 million for installment payments on deferred consideration related to the Freightliner acquisition and $5.3 million in debt amendment and issuance costs, partially offset by net proceeds of $88.3 million from an increase in outstanding debt. For the six months ended June 30, 2017, the primary driver of cash used in financing activities resulted from net payments on outstanding debt of $2.3 million. For additional information regarding our common share repurchases, see Note 3, Earnings Per Common Share, to our Consolidated Financial Statements set forth in "Part I Item 1. Financial Statements" of this quarterly report.

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
During the six months ended June 30, 2018, we incurred $122.4 million in aggregate capital expenditures related to current year projects of which we paid $113.2 million in cash and accrued $9.2 million in accounts payable as of June 30, 2018. Of the $9.1 million of grants from outside parties related to these current year projects, we received $4.2 million in cash and we expect to receive an additional $4.9 million, which was included in outstanding grant receivables from outside parties as of June 30, 2018.
The following table sets forth our capital expenditures related to current year projects incurred by segment for the six months ended June 30, 2018 (dollars in thousands):

	Six Months Ended June 30, 2018
	North American Operations	Australian Operations	U.K./European Operations	Total
Capital Expenditures:
Track and equipment, self-funded	$73,896	$4,442	$10,395	$88,733
Track and equipment, subject to third-party funding	10,977	—	—	10,977
New business investments	3,138	16,724	2,794	22,656
Gross capital expenditures	88,011	21,166	13,189	122,366
Grants from outside parties	(9,126)	—	—	(9,126)
Net capital expenditures	$78,885	$21,166	$13,189	$113,240
Cash of $133.3 million paid for purchases of property and equipment during the six months ended June 30, 2018 consisted of $113.2 million for 2018 capital projects and $20.1 million related to capital expenditures accrued in 2017. Grant proceeds from outside parties during the six months ended June 30, 2018 consisted of $4.2 million for grants related to 2018 capital expenditures and $8.7 million for grants related to our capital expenditures from prior years.
We periodically receive grants for the upgrade and construction of rail lines and the upgrade of locomotives from federal, provincial, state and local agencies and other outside parties in the United States, Canada and Australia. These grants typically reimburse us for 50% to 100% of the actual cost of specific projects.
Recently Adopted and Recently Issued Accounting Standards
See Note 1, Principles of Consolidation and Basis of Presentation, and Note 17, Recently Issued Accounting Standards, to our Consolidated Financial Statements set forth in "Part I Item 1. Financial Statements" of this quarterly report.
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

Our off-balance sheet arrangements as of December 31, 2017 consisted of operating lease obligations. Effective January 1, 2019, we will adopt Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), which will require lessees to recognize leases on their balance sheet as a right-of-use asset with a corresponding liability. See Note 17, Recently Issued Accounting Standards, to our Consolidated Financial Statements set forth in "Part I Item 1. Financial Statements" of this quarterly report for additional information regarding this standard. There were no material changes in our off-balance sheet arrangements during the six months ended June 30, 2018.
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
When comparing the effects of average foreign currency exchange rates on operating revenues and operating expenses during the three and six months ended June 30, 2018 and 2017, foreign currency translation had a positive impact on our consolidated operating revenues and a negative impact on our consolidated operating expenses. Currency effects related to operating revenues and operating expenses are presented within the discussion of these respective items included within this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following tables reflect the exchange rates used to translate the foreign entities respective local currency results into United States dollars as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017:

	June 30, 2018	December 31, 2017
United States dollar per Australian dollar	$0.74	$0.78
United States dollar per British pound	$1.32	$1.35
United States dollar per Canadian dollar	$0.76	$0.80
United States dollar per Euro	$1.17	$1.20

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
United States dollar per Australian dollar	$0.76	$0.75	$0.77	$0.75
United States dollar per British pound	$1.36	$1.28	$1.38	$1.26
United States dollar per Canadian dollar	$0.77	$0.74	$0.78	$0.75
United States dollar per Euro	$1.19	$1.10	$1.21	$1.08

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
During the six months ended June 30, 2018, there were no material changes to the Quantitative and Qualitative Disclosures About Market Risk previously disclosed in our 2017 Annual Report on Form 10-K (see Note 8, Derivative Financial Instruments, to our Consolidated Financial Statements set forth in "Part I Item 1. Financial Statements" of this quarterly report).

ITEM 4.	CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures — We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, the disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Internal Control Over Financial Reporting — There were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In November 2014, we received a notice from the United States Environmental Protection Agency (EPA) requesting information under the Clean Water Act related to the discharge of crude oil as a result of a derailment of an Alabama & Gulf Coast Railway LLC (AGR) freight train in November 2013 in the vicinity of Aliceville, Alabama. In May 2018, the EPA notified the AGR of a maximum civil payment of up to $14.1 million, based on the amount of oil allegedly discharged and other relevant factors considered under the applicable regulation. We are evaluating our defenses, settlement options and the availability of insurance.
We are also involved in several arbitrations related to contractual disputes that are not covered by insurance. In March 2017, CSX Transportation, Inc. (CSXT) initiated arbitration against several of our subsidiaries associated with freight revenue factors (or divisions) under certain operating agreements associated with leased railroads. CSXT is seeking to reduce certain of our freight revenue factors for the time period after August 21, 2016. While the arbitration is not complete, the arbitration panel issued a Partial Final Award dated July 19, 2018 denying CSXT’s request that the freight revenue factors at issue be reduced. We continue to believe we have meritorious defenses against CSXT’s remaining claims. In an unrelated matter, on May 3, 2017, the AGR initiated arbitration related to the collection of outstanding liquidated damages under a volume commitment (or take-or-pay) contract with a customer. We believe we will prevail in the collection of approximately $13 million of outstanding liquidated damages. Although we expect to attain successful outcomes in each of these matters, arbitration is inherently uncertain, and it is possible that an unfavorable ruling could have an adverse effect on our results of operations, financial condition and liquidity.

ITEM 1A.	RISK FACTORS.
For a discussion of our potential risks or uncertainties, please see Risk Factors in Part I Item 1A of the Company's 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
There were no unregistered sales of equity securities for the period covered by this Quarterly Report on Form 10-Q.
Issuer Purchases of Equity Securities

Period in 2018	(a) Total Number of Shares (or Units) Purchased (1)(2)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Shares (or Units) (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (2)
April 1 to April 30	1,112,724	$70.59	1,112,724	$164,081,512
May 1 to May 31	709,706	$74.01	709,658	$111,556,960
June 1 to June 30	50,740	$76.48	50,740	$107,676,240
Total	1,873,170	$72.04	1,873,122
(1) Of the 1,873,170 shares acquired in the three months ended June 30, 2018, 48 shares represent common stock acquired by us from our employees who surrendered shares in lieu of cash either to fund their exercise of stock options or to pay taxes on equity awards granted under our Fourth Amended and Restated 2004 Omnibus Plan.
(2) In September 2015, the Board of Directors (the Board) authorized the repurchase of up to $300 million of our Class A Common Stock and appointed a special committee of the Board to review and approve repurchases proposed by management, which authorization was reaffirmed on by the Board on March 4, 2018. During the three months ended June 30, 2018, we repurchased 1,873,122 shares of our Class A Common Stock under the repurchase program.

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

10.1
Amendment No. 3, dated as of June 5, 2018, to the Second Amended and Restated Senior Secured Syndicated Facility Agreement, dated as of March 20, 2015, among Genesee & Wyoming Inc., RP Acquisition Company Two, Quebec Gatineau Railway Inc., GWI Holding B.V., Rotterdam Rail Feeding B.V., Bank of America, N.A., as administrative agent, and the agents, lenders and guarantors party thereto from time to time, is incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 11, 2018 (File No. 001-31456).

10.2	Fourth Amended and Restated 2004 Omnibus Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 25, 2018 (File No. 001-31456).

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

*32.1	Section 1350 Certification

*101
The following financial information from Genesee & Wyoming Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, and (v) the Notes to Consolidated Financial Statements.

*Exhibit filed or furnished with this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENESEE & WYOMING INC.

Date:	August 7, 2018	By:	/s/ TIMOTHY J. GALLAGHER
		Name:	Timothy J. Gallagher
		Title:	Chief Financial Officer (Principal Financial Officer)

Date:	August 7, 2018	By:	/s/ CHRISTOPHER F. LIUCCI
		Name:	Christopher F. Liucci
		Title:	Chief Accounting Officer (Principal Accounting Officer)