Form 10-Q
period 2018-09-30
GENESEE & WYOMING INC
filed 2018-11-06
CIK 1012620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-Q
________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Shares of common stock outstanding as of the close of business on November 1, 2018:

Class	Number of Shares Outstanding
Class A Common Stock	58,390,843
Class B Common Stock	541,138

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
Forward-Looking Statements
This report and other documents referred to in this report contain forward-looking statements regarding future events and the future performance of Genesee & Wyoming Inc. that are based on current expectations, estimates and projections about our industry, our business and our performance, management's beliefs and assumptions made by management. Words such as "anticipates," "intends," "plans," "believes," "could," "should," "seeks," "expects," "will," "estimates," "trends," "outlook," variations of these words and similar expressions are intended to identify these forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast, including the following: risks related to the operation of our railroads; severe weather conditions and other natural occurrences, which could result in shutdowns, derailments, railroad network and port congestion or other substantial disruption of operations; customer demand and changes in our operations or loss of important customers; exposure to the credit risk of customers and counterparties; changes in commodity prices; consummation and integration of acquisitions; implementation of restructuring plans; economic, political and industry conditions, including employee strikes or work stoppages; retention and contract continuation; our ability to attract and retain skilled workers; legislative and regulatory developments, including changes in environmental and other laws and regulations to which we or our customers are subject; increased competition in relevant markets; funding needs and financing sources, including our ability to obtain government funding for capital projects; international complexities of operations, currency fluctuations, finance, tax and decentralized management; challenges of managing rapid growth, including retention and development of senior leadership; unpredictability of fuel costs; susceptibility to and outcome of various legal claims, lawsuits and arbitrations; increase in, or volatility associated with, expenses related to estimated claims, self-insured retention amounts and insurance coverage, collectability and limits; consummation of new business opportunities; decrease in revenues and/or increase in costs and expenses; susceptibility to the risks of doing business in foreign countries; uncertainties arising from a referendum in which voters in the United Kingdom (U.K.) approved an exit from the European Union (E.U.), commonly referred to as Brexit; our ability to integrate acquired businesses successfully or to realize the expected synergies associated with acquisitions; risks associated with our substantial indebtedness; failure to maintain satisfactory working relationships with partners in Australia; failure to maintain an effective system of internal control over financial reporting as well as disclosure controls and procedures and other risks including, but not limited to, those set forth in Part II Item 1A of this Quarterly Report on Form 10-Q, if any, and those noted in our 2017 Annual Report on Form 10-K under "Risk Factors." Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Forward-looking statements speak only as of the date of this report or as of the date they were made. We do not undertake, and expressly disclaim, any duty to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2018 and DECEMBER 31, 2017 (Unaudited)
(dollars in thousands, except per share and share amounts)

	September 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$74,067	$80,472
Accounts receivable, net	441,105	416,705
Materials and supplies	52,517	57,750
Prepaid expenses and other	54,292	34,606
Total current assets	621,981	589,533
PROPERTY AND EQUIPMENT, net	4,613,295	4,656,921
GOODWILL	1,128,580	1,165,587
INTANGIBLE ASSETS, net	1,466,137	1,567,038
DEFERRED INCOME TAX ASSETS, net	3,883	3,343
OTHER ASSETS	70,122	52,475
Total assets	$7,903,998	$8,034,897
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$25,138	$27,853
Accounts payable	271,539	253,993
Accrued expenses	171,011	185,935
Total current liabilities	467,688	467,781
LONG-TERM DEBT, less current portion	2,300,556	2,303,442
DEFERRED INCOME TAX LIABILITIES, net	866,821	873,194
DEFERRED ITEMS - grants from outside parties	323,370	321,592
OTHER LONG-TERM LIABILITIES	162,993	172,796
COMMITMENTS AND CONTINGENCIES
EQUITY:
Class A Common Stock, $0.01 par value, one vote per share; 180,000,000 shares authorized at September 30, 2018 and December 31, 2017; 75,199,229 and 74,808,305 shares issued and 58,737,895 and 61,946,078 shares outstanding (net of 16,461,334 and 12,862,227 shares in treasury) on September 30, 2018 and December 31, 2017, respectively	752	748
Class B Common Stock, $0.01 par value, ten votes per share; 30,000,000 shares authorized at September 30, 2018 and December 31, 2017; 541,138 and 701,138 shares issued and outstanding on September 30, 2018 and December 31, 2017, respectively	5	7
Additional paid-in capital	1,779,168	1,757,332
Retained earnings	2,426,690	2,234,864
Accumulated other comprehensive loss	(135,076)	(105,534)
Treasury stock, at cost	(510,245)	(236,951)
Total Genesee & Wyoming Inc. stockholders' equity	3,561,294	3,650,466
Noncontrolling interest	221,276	245,626
Total equity	3,782,570	3,896,092
Total liabilities and equity	$7,903,998	$8,034,897
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 and 2017 (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
OPERATING REVENUES	$603,304	$576,927	$1,772,955	$1,636,468
OPERATING EXPENSES:
Labor and benefits	175,853	169,576	539,407	500,936
Equipment rents	35,325	33,291	104,214	100,399
Purchased services	53,717	68,562	178,864	176,358
Depreciation and amortization	65,392	64,222	197,127	186,509
Diesel fuel used in train operations	45,713	34,535	137,487	105,718
Electricity used in train operations	2,742	765	7,020	6,072
Casualties and insurance	9,912	10,624	32,862	33,346
Materials	32,744	30,664	97,589	77,861
Trackage rights	22,838	22,632	67,119	66,652
Net gain on sale and impairment of assets	(642)	(315)	(2,501)	(1,096)
Restructuring costs	3,286	2,628	12,931	8,744
Other expenses, net	28,604	29,901	82,978	89,494
Total operating expenses	475,484	467,085	1,455,097	1,350,993
OPERATING INCOME	127,820	109,842	317,858	285,475
Interest income	417	463	1,499	1,271
Interest expense	(26,429)	(28,281)	(80,605)	(80,431)
Other income/(loss), net	1,515	1,868	(237)	4,519
Income before income taxes	103,323	83,892	238,515	210,834
Provision for income taxes	(31,013)	(30,507)	(41,569)	(82,032)
Net income	$72,310	$53,385	$196,946	$128,802
Less: Net income attributable to noncontrolling interest	2,720	3,145	8,090	6,317
Net income attributable to Genesee & Wyoming Inc.	$69,590	$50,240	$188,856	$122,485
Basic earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:	$1.18	$0.82	$3.13	$1.99
Weighted average shares – Basic	59,168	61,629	60,343	61,518
Diluted earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:	$1.16	$0.80	$3.08	$1.96
Weighted average shares – Diluted	60,131	62,477	61,255	62,399
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 and 2017 (Unaudited)
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
NET INCOME	$72,310	$53,385	$196,946	$128,802
OTHER COMPREHENSIVE INCOME/(LOSS):
Foreign currency translation adjustment	(9,501)	32,902	(59,042)	100,054
Net unrealized gain on qualifying cash flow hedges, net of tax (provision) of ($1,583), ($303), ($4,612) and ($567), respectively	5,153	736	14,756	638
Changes in pension and other postretirement benefits, net of tax (provision)/benefit of ($14), ($20), ($42) and $887, respectively	43	38	129	(2,149)
Other comprehensive (loss)/income	(4,305)	33,676	(44,157)	98,543
COMPREHENSIVE INCOME	$68,005	$87,061	$152,789	$227,345
Less: Comprehensive (loss)/income attributable to noncontrolling interest	(2,179)	8,500	(9,495)	24,663
COMPREHENSIVE INCOME ATTRIBUTABLE TO GENESEE & WYOMING INC.	$70,184	$78,561	$162,284	$202,682
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 and 2017 (Unaudited)
(dollars in thousands)

	G&W Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Non-controlling Interest	Total Equity
BALANCE, December 31, 2016	$742	$8	$1,709,615	$1,685,813	$(197,316)	$(232,348)	$220,607	$3,187,121
Net income	—	—	—	122,485	—	—	6,317	128,802
Other comprehensive income	—	—	—	—	80,197	—	18,346	98,543
Conversion of 45,000 shares Class B Common Stock to Class A Common Stock	1	(1)	—	—	—	—	—	—
Value of stock issued for stock-based compensation - 296,580 shares Class A Common Stock	2	—	8,001	—	—	—	—	8,003
Settlement of deferred stock awards - 17,661 shares	—	—	738	—	—	—	—	738
Compensation cost related to stock-based compensation	—	—	13,309	—	—	—	—	13,309
Value of treasury stock repurchased - 44,114 shares	—	—	—	—	—	(3,275)	—	(3,275)
Other	—	—	444	—	—	—	(6)	438
BALANCE, September 30, 2017	$745	$7	$1,732,107	$1,808,298	$(117,119)	$(235,623)	$245,264	$3,433,679

	G&W Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total Equity
BALANCE, December 31, 2017	$748	$7	$1,757,332	$2,234,864	$(105,534)	$(236,951)	$245,626	$3,896,092
Net income	—	—	—	188,856	—	—	8,090	196,946
Other comprehensive loss	—	—	—	—	(26,572)	—	(17,585)	(44,157)
Conversion of 160,000 shares Class B Common Stock to Class A Common Stock	2	(2)	—	—	—	—	—	—
Value of stock issued for stock-based compensation - 209,357 shares Class A Common Stock	2	—	7,812	—	—	—	—	7,814
Settlement of deferred stock awards - 21,567 shares	—	—	995	—	—	—	—	995
Compensation cost related to stock-based compensation	—	—	13,029	—	—	—	—	13,029
Value of treasury stock repurchased - 3,599,107 shares	—	—	—	—	—	(273,294)	—	(273,294)
Distribution to noncontrolling interest	—	—	—	—	—	—	(14,898)	(14,898)
Amounts reclassified from accumulated other comprehensive loss to retained earnings related to the United States Tax Cuts and Jobs Act	—	—	—	2,970	(2,970)	—	—	—
Other	—	—	—	—	—	—	43	43
BALANCE, September 30, 2018	$752	$5	$1,779,168	$2,426,690	$(135,076)	$(510,245)	$221,276	$3,782,570
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 and 2017 (Unaudited)
(dollars in thousands)

	Nine Months Ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$196,946	$128,802
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	197,127	186,509
Stock-based compensation	13,029	13,354
Deferred income taxes	7,978	51,231
Net gain on sale and impairment of assets	(2,501)	(1,096)
Changes in assets and liabilities which provided/(used) cash, net of effect of acquisitions:
Accounts receivable, net	(50,143)	(18,020)
Materials and supplies	3,133	8,998
Prepaid expenses and other	(11,663)	14,257
Accounts payable and accrued expenses	33,818	(41,529)
Other assets and liabilities, net	9,750	7,883
Net cash provided by operating activities	397,474	350,389
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(194,132)	(149,105)
Grant proceeds from outside parties	16,696	15,998
Net cash paid for acquisitions, net of cash acquired	—	(107,586)
Proceeds from sale of business	7,927	—
Proceeds from sale of investment	—	2,100
Insurance proceeds for replacement of assets	2,780	1,406
Proceeds from disposition of property and equipment	3,710	4,238
Other investing activities	(2,921)	—
Net cash used in investing activities	(165,940)	(232,949)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on revolving line-of-credit, long-term debt and capital lease obligations	(766,713)	(498,925)
Proceeds from revolving line-of-credit and long-term borrowings	821,666	418,735
Debt amendment/issuance costs	(5,318)	—
Common share repurchases	(270,488)	—
Distribution to noncontrolling interest	(14,898)	—
Installment payments on Freightliner deferred consideration	(6,255)	—
Other financing related activities, net	5,006	4,728
Net cash used in financing activities	(237,000)	(75,462)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(939)	5,980
(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(6,405)	47,958
CASH AND CASH EQUIVALENTS, beginning of period	80,472	32,319
CASH AND CASH EQUIVALENTS, end of period	$74,067	$80,277
The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:
The interim consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and are unaudited. They do not contain all disclosures which would be required in a full set of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, the unaudited financial statements for the three and nine months ended September 30, 2018 and 2017 are presented on a basis consistent with the audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods presented. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The consolidated balance sheet data for 2017 was derived from the audited financial statements in the Company's 2017 Annual Report on Form 10-K, but does not include all disclosures required by U.S. GAAP.
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
On January 1, 2018, the Company adopted ASU 2017-07, Compensation-Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Prior to the adoption of ASU 2017-07, the Company presented net pension costs within operating income on the same line item as other compensation costs arising from services rendered by the applicable employees. ASU 2017-07 requires that net pension costs, other than service cost, be presented outside of operating income. The Company applied these changes retrospectively to its consolidated statement of operations which resulted in a $1.6 million and $4.8 million decrease in operating income and a corresponding change in other income/(loss), net for the three and nine months ended September 30, 2017, respectively. The adjustments had no impact on net income.
On January 1, 2018, the Company adopted ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The current standard, ASC Topic 740, requires deferred tax liabilities to be adjusted for the effect of a change in tax laws or rates with the effect included in income from operations in the reporting period of the enactment date. The Tax Cuts and Jobs Act of 2017 (the TCJA) enacted by the Unites States federal government resulted in tax effects of items recorded within accumulated other comprehensive income (AOCI) or accumulated other comprehensive loss (AOCL), as the case may be, to be "stranded," as those items no longer reflect the appropriate tax rate. This amendment allows the reclassification from AOCI/AOCL to retained earnings for the stranded tax effects resulting from the new income tax rates. The Company applied the amendments as of January 1, 2018 by reclassifying $3.0 million from AOCL to retained earnings, eliminating the stranded tax effects in AOCL resulting from the TCJA. This reclassification reduced AOCL and increased retained earnings by $3.0 million. It is the Company's policy to release income tax effects from AOCI/AOCL using the item-by-item approach.
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

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On December 1, 2016, a subsidiary of the Company completed the acquisition of Glencore Rail (NSW) Pty Limited (GRail) and concurrently issued a 48.9% stake in G&W Australia Holdings LP (GWAHLP) (collectively, the Australia Partnership), which is the holding entity for all of the Company’s Australian businesses, including GRail, to a consortium of funds and clients managed by Macquarie Infrastructure and Real Assets (MIRA), a large infrastructure investment firm. The Company, through wholly-owned subsidiaries, also made incremental investments and retained a 51.1% ownership in GWAHLP. The investments made by both the Company and MIRA consisted of equity and debt financing of GWAHLP in similar proportions. As MIRA's investments were made at the contemporaneous fair value of GWAHLP as of December 1, 2016, accounting for MIRA's noncontrolling interest in the Company's consolidated financial statements required adjustments to reflect a proportional interest in the net book value of GWAHLP. During the three months ended March 31, 2018, the Company determined that there was an error in its December 1, 2016 calculation of the noncontrolling interest for MIRA's 48.9% equity interest, which resulted in the following adjustment within the total equity section of the Company's consolidated balance sheet: a decrease in noncontrolling interest of $71.9 million, an increase in additional paid-in capital of $57.9 million and a decrease in AOCL of $14.0 million. This revision has been reflected in the Company's consolidated balance sheet as of December 31, 2017 as well as the December 31, 2016 equity balances as disclosed in the Company's consolidated statements of changes in equity. There was no effect on any other section of the Company's balance sheet. This revision had no impact on the Company's consolidated statements of operations, comprehensive income or cash flows for the three and nine months ended September 30, 2018 and 2017. The Company does not consider this revision material to any previously issued consolidated financial statements.
When comparing the Company's results of operations from one reporting period to another, it is important to consider that the Company has historically experienced fluctuations in revenues and expenses due to acquisitions, changing economic conditions, fluctuations in commodity prices, competitive forces, changes in foreign currency exchange rates, rail network issues and congestion, the ability to attract and retain skilled workers, one-time freight moves, fuel price fluctuations, customer plant expansions and shutdowns, sales of property and equipment, derailments and weather-related conditions, such as hurricanes, cyclones, tornadoes, high winds, droughts, heavy snowfall, unseasonably hot or cold weather, freezing and flooding, among other factors. In periods when these events occur, the Company's results of operations are not easily comparable from one period to another. Finally, certain of the Company's railroads have commodity shipments that are sensitive to general economic conditions, global commodity prices and foreign exchange rates, such as steel products, iron ore, paper products, lumber and forest products and agricultural products, as well as product specific market conditions, such as the availability of lower priced alternative sources of power generation (coal) and energy commodity price differentials (crude oil and natural gas liquids) or congestion at ports (intermodal). Other shipments are relatively less affected by economic conditions and are more closely affected by other factors, such as winter weather (salt) and seasonal rainfall (agricultural products). As a result of these and other factors, the Company's results of operations in any reporting period may not be directly comparable to the Company's results of operations in other reporting periods.
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
HOG was founded in 1999 and operates 219 miles of track that runs across the State of Georgia. The track is leased from the Georgia Department of Transportation. It connects with the Company’s Georgia Southwestern Railroad at Americus, Georgia, and with the Company’s Georgia Central Railway at Vidalia, Georgia. HOG serves an inland intermodal terminal at Cordele, Georgia, providing five days per week, direct rail service via the Georgia Central Railway to the Port of Savannah for auto, agricultural products and other merchandise customers. HOG has Class I railroad connections with CSX Corp. at Cordele and with Norfolk Southern at Americus and Helena, Georgia. HOG transports approximately 7,000 annual carloads of agricultural products, feed, fertilizer, and lumber and forest products.

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
On August 31, 2017, Arrium was sold to GFG Alliance. The steel making business was rebranded as Liberty OneSteel, and the mining business was rebranded as SIMEC Mining (SIMEC). Although the Southern Iron mine is still mothballed, GWA continues to provide services and receive payments under the rail haulage agreement for SIMEC's Middleback Range operations. Pursuant to that rail haulage agreement, GWA serves several iron ore mines in the Middleback Range and the Whyalla steelworks operations.
In December 2017, the Company recovered $0.9 million of cash in relation to the Company's previous agreements with Arrium. During the three and nine months ended September 30, 2018, the Company recorded $0.9 million and $7.3 million, respectively, of gains on settlement from additional cash recoveries of pre-petition claims associated with Arrium, which were recognized as offsets to other expenses, net in the Company’s consolidated statement of operations.
U.K./European Operations
Continental Europe Intermodal Business: In 2017, the Company ceased all "open" train services from the port of Rotterdam, closed its Continental Europe intermodal business, ERS Railways B.V. (ERS), offices in Rotterdam and Frankfurt, and the ERS customer services function in Warsaw. The Company recorded restructuring charges of $0.7 million and $5.2 million for the three and nine months ended September 30, 2017, respectively, primarily related to severance costs and costs associated with surplus locomotive and railcar leases at ERS.
On June 5, 2018, the Company finalized the sale of ERS for gross cash proceeds of €11.2 million (or $13.1 million at the exchange rate on June 5, 2018) or €6.8 million (or $7.9 million at the exchange rate on June 5, 2018) net of €4.4 million (or $5.2 million at the exchange rate on June 5, 2018) of cash on hand that transferred to the buyer. The sale resulted in a net loss of $1.4 million recognized in the Company’s consolidated statement of operations for the nine months ended September 30, 2018 within other income/(loss), net.
Pentalver Transport Limited: On May 3, 2017, the Company's subsidiary, GWI UK Acquisition Company Limited, purchased for cash all of the issued share capital of Pentalver Transport Limited (Pentalver) from a subsidiary of APM Terminals (a subsidiary of AP Møller-Maersk A/S) for £97.8 million (or $126.2 million at the exchange rate on May 3, 2017) or £77.5 million (or $100.1 million at the exchange rate on May 3, 2017) net of £20.2 million (or $26.1 million at the exchange rate on May 3, 2017) of cash received in connection with the sale. The Company funded the acquisition with borrowings under the Company's Second Amended and Restated Senior Secured Syndicated Credit Facility Agreement.
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
3. EARNINGS PER COMMON SHARE:
The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2018 and 2017 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerators:
Net income attributable to Genesee & Wyoming Inc.	$69,590	$50,240	$188,856	$122,485
Denominators:
Weighted average Class A common shares outstanding – Basic	59,168	61,629	60,343	61,518
Weighted average Class B common shares outstanding	664	723	679	743
Dilutive effect of employee stock-based awards	299	125	233	138
Weighted average shares – Diluted	60,131	62,477	61,255	62,399
Earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:
Basic earnings per common share	$1.18	$0.82	$3.13	$1.99
Diluted earnings per common share	$1.16	$0.80	$3.08	$1.96
The following total number of shares of Class A Common Stock issuable under the assumed exercise of stock-based awards computed based on the treasury stock method were excluded from the calculation of diluted earnings per common share, as the effect of including these shares would have been antidilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Antidilutive shares	704	1,245	1,045	1,302

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Share Repurchase
In September of 2015, the Company's Board of Directors authorized the repurchase of up to $300 million of the Company's Class A Common Stock (the Repurchase Program), subject to certain limitations under the Company's credit facility. The table below presents information regarding shares repurchased by the Company under the Repurchase Program during the three and nine months ended September 30, 2018 (in thousands, except for per share amounts):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Class A Common Stock repurchased	894	3,560
Average price paid per share of Class A Common Stock repurchased	$87.46	$75.99
Shares excluded from weighted-average basic shares outstanding	301	1,707
Repurchased shares are recorded in treasury stock, at cost, which includes any applicable commissions and fees. As of September 30, 2018, the remaining amount authorized for repurchase under the Repurchase Program was $29.5 million. In October 2018, the Company completed the $300 million Repurchase Program, and the Company's Board of Directors authorized a new $500 million repurchase plan of Class A Common Stock, subject to certain limitations under the Company's credit facility. See Note 6, Long-Term Debt, for additional information regarding the Company's credit facility.
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
The timing of revenue recognition, billings and cash collections result in trade accounts receivable, contract assets and contract liabilities. The Company’s contract assets and liabilities are typically short-term in nature, with terms settled within a 12-month period. The Company had no material contract assets or contract liabilities recorded on the consolidated balance sheet as of September 30, 2018.

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Disaggregation of Revenue
The Company disaggregates its operating revenues into the following three categories: freight revenues, freight-related revenues and all other revenues. The Company further disaggregates its freight revenues into 14 commodity groups. Refer to Note 15, Segment Information, for the disaggregation of the Company's operating revenues by reportable segment for the three and nine months ended September 30, 2018 and 2017.
5. ACCOUNTS RECEIVABLE:
Accounts receivable consisted of the following as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018	December 31, 2017
Accounts receivable – trade	$423,880	$401,723
Accounts receivable – grants from outside parties	14,610	17,734
Accounts receivable – insurance and other third-party claims	12,186	10,753
Total accounts receivable	450,676	430,210
Less: Allowance for doubtful accounts	(9,571)	(13,505)
Accounts receivable, net	$441,105	$416,705
Grants from Outside Parties
The Company periodically receives grants for the upgrade and construction of rail lines and the upgrade of locomotives from federal, provincial, state and local agencies in the United States and provinces in Canada in which the Company operates. These grants typically reimburse the Company for 50% to 100% of the actual cost of specific projects. In total, the Company received grant proceeds of $16.7 million and $16.0 million for the nine months ended September 30, 2018 and 2017, respectively, from such grant programs. The proceeds were presented as cash inflows from investing activities within each of the applicable periods.
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
The following table sets forth the offset to depreciation expense from the amortization of deferred grants recorded by the Company during the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Amortization of deferred grants	$3,173	$2,978	$8,776	$9,287
Insurance and Third-Party Claims
Accounts receivable from insurance and other third-party claims as of September 30, 2018 included $6.4 million from the Company's U.K./European Operations and $5.8 million from the Company's North American Operations. The balance from the Company's U.K./European Operations resulted primarily from the Company's anticipated insurance recoveries associated with a personal injury that occurred in the U.K. in 2016. The balance from the Company's North American Operations resulted predominately from the Company's anticipated insurance recoveries associated with a bridge washout in Canada in January 2018. The Company received proceeds from insurance totaling $2.8 million and $1.4 million for the nine months ended September 30, 2018 and 2017, respectively.

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Accounts receivable from insurance and other third-party claims at December 31, 2017 included $5.9 million from the Company's North American Operations, $4.3 million from the Company's U.K./European Operations and $0.6 million from the Company's Australian Operations. The balance from the Company's North American Operations resulted predominately from the Company's anticipated insurance recoveries associated with a 2015 trestle fire in the United States and derailments in Canada. The balance from the Company's U.K./European Operations resulted primarily from the Company's anticipated insurance recoveries associated with an ERS rail-related collision in Germany in 2014 that occurred prior to the Company's acquisition of Freightliner. This receivable and the associated claim liability were removed from the Company's consolidated balance sheet with the sale of ERS in June 2018. See Note 2, Changes in Operations, for additional information regarding the sale of ERS.
6. LONG-TERM DEBT:
Credit Agreement Amendment
On June 5, 2018, the Company entered into Amendment No. 3 (the Amendment) to the Credit Agreement, the Third Amended and Restated Senior Secured Syndicated Credit Facility Agreement (the Amended Credit Agreement). At closing, the credit facilities under the Amended Credit Agreement were comprised of a $1,423.0 million United States term loan, a £272.9 million (or $365.2 million at the exchange rate on June 5, 2018) U.K. term loan and a $625.0 million revolving credit facility. The revolving credit facility includes borrowing capacity for letters of credit and swingline loans. The Amendment also extended the maturity date of the Company's credit facilities to June 5, 2023.
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
At the Company's election, at the time of entering into a specific borrowing, interest on that borrowing is calculated under a "LIBOR" or "Base Rate." LIBOR is the London Interbank Offered Rate. The applicable borrowing spread for the LIBOR Rate loans ranges from 1.00% to 2.00% depending on the Company's total leverage ratio. The applicable spread for the Base Rate loans ranges from 0.00% to 1.00% depending on the Company's total leverage ratio.
In addition to paying interest on any outstanding borrowing under the Amended Credit Agreement, the Company is required to pay a commitment fee related to the unutilized portion of the commitments under the revolving credit facility. The commitment fee ranges from 0.20% to 0.30% depending on the Company's total leverage ratio as defined in the Amended Credit Agreement.
Since entering into the Amendment, the Company has made prepayments of $120.0 million on its United States term loan and £25.0 million (or $32.8 million at the exchange rate at the time the payments were made) on its U.K. term loan, which were applied towards its future quarterly installments. As of September 30, 2018, the Company had the following amounts of term loans outstanding under the Amended Credit Agreement (amounts in thousands, except percentages):

	Local Currency	United States Dollar Equivalent	Interest Rate
United States dollar	$1,303,000	$1,303,000	3.74%
British pound	£247,932	$323,353	2.22%
The United States dollar-denominated and British pound-denominated term loans will amortize in quarterly installments, with the remaining principal balance payable upon maturity, as set forth below (amounts in thousands):

	Quarterly Payment Date	Principal Amount of Each Quarterly Installment
United States dollar:	March 31, 2020	$4,513
	June 30, 2020 through March 31, 2023	$17,788
	Maturity date - June 5, 2023	$1,085,031

British pound:	June 30, 2020	£2,293
	September 30, 2020 through March 31, 2023	£3,412
	Maturity date - June 5, 2023	£208,111

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company's availability to draw from the unused borrowing capacity is subject to covenant limitations as discussed below. As of September 30, 2018, the Company had the following unused borrowing capacity under its revolving credit facility (amounts in thousands):

September 30, 2018
Total available borrowing capacity	$625,000
Outstanding revolving loans	$6,304
Outstanding letter of credit guarantees	$2,086
Unused borrowing capacity	$616,610
As of September 30, 2018, the Company had the following outstanding revolving loans under its revolving credit facility (amounts in thousands, except percentages):

	Local Currency	United States Dollar Equivalent	Interest Rate
United States dollar (swingline loan)	$5,000	$5,000	5.75%
British pound (swingline loan)	£1,000	$1,304	2.20%
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
In addition, the Amended Credit Agreement contains a maximum total leverage ratio and a minimum interest coverage ratio. The maximum total leverage ratio is 4.50 to 1.00 and the minimum interest coverage ratio is 3.50 to 1.00 for the term of the Amended Credit Agreement.
The Amendment permits the Company to repurchase an unlimited amount of shares of the Company’s Class A Common Stock if the Company’s total leverage ratio after giving effect to such repurchases on a pro forma basis would be less than 3.25 to 1.00, subject to certain other restrictions and limitations. If the Company’s total leverage ratio after giving effect to such repurchases on a pro forma basis would exceed 3.25 to 1.00, the Company may, subject to certain limitations, repurchase shares of the Company’s Class A Common Stock with a value of up to the sum of $500 million and the amount remaining under the Company’s current share repurchase program, which was $29.5 million as of September 30, 2018, if the Company maintains at least $100 million of liquidity. See Note 3, Earnings Per Common Share, for additional information regarding the Company's common share repurchases.
As of September 30, 2018, the Company was in compliance with the covenants under the Amended Credit Agreement.

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. U.K. OPERATIONS OPTIMIZATION:
In 2018, the Company reorganized its U.K. business into three service platforms: Rail (Intermodal and Heavy Haul), Road (former Freightliner and Pentalver road operations) and Terminals (former Freightliner and Pentalver terminals), with a single combined commercial organization responsible for selling all three services. The Company also announced a program to restructure and further optimize its operations in the U.K. that began in May 2018 and is intended to be completed by early 2019. The program includes the rationalization of the locomotive and railcar fleet, management restructuring (following the U.K. consultative process), and technology investments to upgrade systems to enhance productivity and service quality. Restructuring and related expenses associated with the optimization are expected to be approximately $52 million (assuming the adjustment described in footnote (a) below does not occur and an exchange rate of $1.30 for one British pound) and are comprised of the following, including the current estimate of the timing of the related charges, which is subject to change (dollars in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018	Estimated Total Restructuring and Related Costs
Rationalization of locomotive and railcar fleet(a)	$379	$6,317	$28,000
Management restructuring(b)	1,610	3,739	10,000
Productivity and automation investments	1,502	2,790	14,000
Total	$3,491	$12,846	$52,000

(a)	The emergence of new commercial opportunities may result in less restructuring and related expense.

(b)	Subject to requisite U.K. consultative process.
Restructuring and related activity for the U.K. Operations Optimization program for the nine months ended September 30, 2018 was as follows (dollars in thousands):

	Rationalization of Locomotive and Railcar Fleet	Management Restructuring	Productivity and Automation Investments	Total
Restructuring and related liability as of December 31, 2017	$—	$—	$—	$—
Restructuring and related costs incurred	6,317	3,739	2,790	12,846
Cash payments	(797)	(2,405)	(2,567)	(5,769)
Non-cash settlements	(897)	—	(223)	(1,120)
Restructuring and related liability as of September 30, 2018	$4,623	$1,334	$—	$5,957
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
The following table summarizes the terms of the Company's outstanding interest rate swap agreements entered into to manage the Company's exposure to changes in interest rates on its variable rate debt (amounts in thousands):

		Notional Amount
Effective Date	Expiration Date	Date	Amount		Pay Fixed Rate	Receive Variable Rate
12/1/2016	12/1/2021	12/1/2021	A$	372,600	2.44%	AUD-BBR
12/1/2016	12/1/2021	12/1/2021	A$	110,746	2.44%	AUD-BBR
12/1/2016	12/1/2021	12/1/2021	A$	34,155	2.44%	AUD-BBR
8/31/2018	8/31/2021	8/31/2021		$100,000	2.70%	1-month LIBOR
8/31/2018	8/31/2021	8/31/2021		$100,000	2.71%	1-month LIBOR
8/31/2018	8/31/2048	8/31/2048		$100,000	2.84%	1-month LIBOR
8/31/2018	8/31/2048	8/31/2048		$100,000	2.87%	1-month LIBOR
8/31/2018	8/31/2048	8/31/2048		$100,000	2.84%	1-month LIBOR
During the three months ended September 30, 2018, the Company entered into multiple 30-year interest rate swap agreements to manage the exposure to changes in interest rates on the Company's variable rate debt. The swaps have a mandatory termination feature on August 31, 2023. These 30-year swaps qualify for hedge accounting. In addition, it remains probable that the Company will either issue $300.0 million of fixed-rate debt or have $300.0 million of variable-rate debt under the Company's commercial banking lines throughout the term of the outstanding swap agreements. The Company expects to amortize any gains or losses on the settlements over the life of the respective swap.

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the Company's interest rate swap agreements that were settled during the nine months ended September 30, 2018 (dollars in thousands):

		Notional Amount
Effective Date	Settlement Date	Date	Amount	Pay Fixed Rate	Receive Variable Rate
9/30/2016	8/15/2018	9/30/2026	$100,000	2.76%	1-month LIBOR
9/30/2016	8/15/2018	9/30/2026	$100,000	2.74%	1-month LIBOR
9/30/2016	8/15/2018	9/30/2026	$100,000	2.73%	1-month LIBOR
The fair values of the Company's interest rate swap agreements were estimated based on Level 2 inputs. During the three and nine months ended September 30, 2018, $0.5 million and $1.2 million, respectively, of existing net losses were realized and recorded as interest expense in the consolidated statements of operations. During the three and nine months ended September 30, 2017, $0.6 million and $1.5 million, respectively, of existing net losses were realized and recorded as interest expense in the consolidated statements of operations. Based on the Company's fair value assumptions as of September 30, 2018, it expects to realize $0.2 million of existing net losses that are reported in AOCL into earnings within the next 12 months. See Note 13, Accumulated Other Comprehensive Loss, for additional information regarding the Company's cash flow hedges.
Foreign Currency Exchange Rate Risk
As of September 30, 2018, the Company's foreign subsidiaries had $1.0 billion of third-party debt, including capital leases, denominated in the local currencies in which the Company's foreign subsidiaries operate, including the Australian dollar, the British pound, the Canadian dollar and the Euro. The debt service obligations associated with this foreign currency debt are generally funded directly from those foreign operations. As a result, foreign currency risk related to this portion of the Company's debt service payments is limited. However, in the event the foreign currency debt service is not paid by the Company's foreign subsidiaries and is paid by its United States subsidiaries, the Company may face exchange rate risk if the Australian dollar, the British pound, the Canadian dollar or the Euro were to appreciate relative to the United States dollar and require higher United States dollar equivalent cash.
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
The following table summarizes the Company's outstanding foreign currency forward contracts associated with assets to be purchased by GWA in United States dollars within the next six months (dollars in thousands):

Effective date	Settlement Date	Notional Amount	Exchange Rate (AUD to USD)
5/2/2018	11/5/2018	$4,315	0.75
5/2/2018	12/21/2018	$5,753	0.75
The following table summarizes the Company's foreign currency forward contract that was settled during the nine months ended September 30, 2018 (dollars in thousands):

Effective date	Settlement Date	Notional Amount	Exchange Rate (AUD to USD)
4/18/2018	7/5/2018	$5,379	0.78

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The fair values of the Company's foreign currency forward contracts were estimated based on Level 2 inputs, as further described in Note 9, Fair Value of Financial Instruments. During the three and nine months ended September 30, 2018, $0.4 million of net gains were recorded as other income/(loss), net in the consolidated statements of operations. Based on the Company's fair value assumptions as of September 30, 2018, it expects to realize $0.4 million of existing net gains that are reported in AOCL into earnings within the next 12 months. See Note 13, Accumulated Other Comprehensive Loss, for additional information regarding the Company's cash flow hedges.
On March 25, 2015, the Company closed on the Freightliner acquisition and paid cash consideration of £492.1 million (or $733.0 million at the exchange rate on March 25, 2015). The Company financed the acquisition through a combination of available cash and borrowings under the Company's Credit Agreement. A portion of the funds were transferred from the United States to the U.K. through an intercompany loan with a notional amount of £120.0 million (or $181.0 million at the exchange rate on the effective date of the loan) and accrued interest as of September 30, 2018 of £28.1 million (or $36.7 million at the exchange rate on September 30, 2018), each of which are expected to remain until maturity of the loan. To mitigate the foreign currency exchange rate risk related to this non-functional currency intercompany loan and the related interest, the Company entered into British pound forward contracts, which are accounted for as cash flow hedges.
The fair values of the Company's British pound forward contracts were estimated based on Level 2 inputs. During the three and nine months ended September 30, 2018, $0.2 million and $0.5 million, respectively, of net gains were recorded as interest income in the consolidated statements of operations. During the three and nine months ended September 30, 2017, $0.1 million and $0.4 million, respectively, of net gains were recorded as interest income in the consolidated statements of operations. Based on the Company's fair value assumptions as of September 30, 2018, it expects to realize $0.8 million of existing net gains that are reported in AOCL into earnings within the next 12 months. See Note 13, Accumulated Other Comprehensive Loss, for additional information regarding the Company's cash flow hedges.
The following table summarizes the Company's outstanding British pound forward contracts (British pounds in thousands):

Effective Date	Settlement Date	Notional Amount	Exchange Rate (GBP to USD)
3/25/2015	3/31/2020	£60,000	1.51
3/25/2015	3/31/2020	£60,000	1.50
6/30/2015	3/31/2020	£2,035	1.57
9/30/2015	3/31/2020	£1,846	1.51
12/31/2015	3/31/2020	£1,873	1.48
3/31/2016	3/31/2020	£1,881	1.45
6/30/2016	3/31/2020	£1,909	1.35
9/30/2016	3/31/2020	£1,959	1.33
12/30/2016	3/31/2020	£1,989	1.28
3/31/2017	3/31/2020	£1,975	1.30
6/30/2017	3/31/2020	£2,026	1.34
10/2/2017	3/31/2020	£2,079	1.36
12/29/2017	3/31/2020	£2,111	1.39
3/29/2018	3/31/2020	£2,096	1.44
6/29/2018	3/31/2020	£2,151	1.36
9/28/2018	3/31/2020	£2,207	1.34
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

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The first swap requires the Company to pay Australian dollar BBR plus 4.50% based on a notional amount of A$123.9 million and allows the Company to receive EURIBOR plus 2.68% based on a notional amount of €85.5 million on a semi-annual basis. BBR is the Bankers Buyers Rate and EURIBOR is the Euro Interbank Offered Rate, which the Company believes are generally considered equivalents to LIBOR. The second swap requires the Company to pay Australian dollar BBR plus 4.50% based on a notional amount of A$125.0 million and allows the Company to receive EURIBOR plus 2.90% based on a notional amount of €86.3 million on a semi-annual basis. The Swaps require semi-annual net settlement payments. During the three and nine months ended September 30, 2018, $2.4 million and $4.9 million of net expense, respectively, was realized within other income/(loss), net in the consolidated statement of operations as a result of the mark-to-market impact of the GRail Intercompany Loan compared to the mark-to-market of the Swaps.
During the three and nine months ended September 30, 2017, $0.8 million and $4.5 million, respectively, of net expense was realized within other income/(loss), net in the consolidated statements of operations as a result of the mark-to-market impact of the GRail Intercompany Loan compared to the mark-to-market of the Swaps. Over the life of the Swaps, the Company expects the cumulative impact of net gains and losses from the mark-to-market of the GRail Intercompany Loan and Swaps to be approximately zero.
The following table summarizes the fair value of the Company's derivative instruments recorded in the consolidated balance sheets as of September 30, 2018 and December 31, 2017 (dollars in thousands):

		Fair Value
	Balance Sheet Location	September 30, 2018	December 31, 2017
Asset Derivatives:
Derivatives designated as hedges:
Interest rate swap agreements	Prepaid expenses and other	$527	$—
Foreign currency forward contracts	Prepaid expenses and other	383	—
Interest rate swap agreements	Other assets	6,596	—
British pound forward contracts	Other assets	20,803	13,657
Total derivatives designated as hedges		$28,309	$13,657
Derivatives not designated as hedges:
Cross-currency swap contract	Prepaid expenses and other	$16,648	$5,775
Cross-currency swap contract	Other assets	—	2,887
Total derivatives not designated as hedges		$16,648	$8,662

Liability Derivatives:
Derivatives designated as hedges:
Interest rate swap agreements	Accrued expenses	$755	$1,972
Interest rate swap agreements	Other long-term liabilities	1,706	12,410
British pound forward contracts	Other long-term liabilities	246	829
Total derivatives designated as hedges		$2,707	$15,211

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table shows the effect of the Company's derivative instruments designated as cash flow hedges for the three and nine months ended September 30, 2018 and 2017 in other comprehensive income (OCI) (dollars in thousands):

	Total Cash Flow Hedge OCI Activity, Net of Tax
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Derivatives Designated as Cash Flow Hedges:
Effective portion of net changes in fair value recognized in OCI, net of tax:
Interest rate swap agreements	$4,816	$388	$14,396	$(1,382)
Foreign currency forward contracts	(13)	—	275	—
British pound forward contracts, net (a)	350	348	85	2,020
	$5,153	$736	$14,756	$638

(a)
The three and nine months ended September 30, 2018 represented a net gain of $2.0 million and $5.5 million, respectively, for the mark-to-market of the British pound forward contracts, offset by a net loss of $1.7 million and $5.4 million, respectively, for the mark-to-market of the U.K. intercompany loan. The three and nine months ended September 30, 2017 represented a net gain of $3.2 million and $8.6 million, respectively, for the mark-to-market of the U.K. intercompany loan, offset by a net loss of $2.8 million and $6.6 million, respectively, for the mark-to-market of the British pound forward contracts.

The following table shows the effect of the Company's derivative instruments not designated as hedges for the three and nine months ended September 30, 2018 and 2017 in the consolidated statements of operations (dollars in thousands):

		Amount Recognized in Earnings
	Location of Amount Recognized in Earnings	Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2018	2017	2018	2017
Derivative Instruments Not Designated as Hedges:
Cross-currency swap agreements	Interest expense	$—	$(1,887)	$—	$(1,887)
Cross-currency swap agreements, net (a)	Other income/(loss), net	(2,410)	(842)	(4,900)	(4,510)
		$(2,410)	$(2,729)	$(4,900)	$(6,397)

(a)
The three months ended September 30, 2018 represented a net gain of $0.6 million for the mark-to-market of the Swaps, offset by a net loss of $3.0 million for the mark-to-market of the GRail Intercompany Loan. The nine months ended September 30, 2018 represented a net gain of $3.2 million for the mark-to-market of the Swaps, partially offset by a net loss of $8.1 million for the mark-to-market of the GRail Intercompany Loan. The three and nine months ended September 30, 2017 represented a net gain of $1.7 million and $2.0 million, respectively, for the mark-to-market of the Swaps, offset by a net loss of $2.5 million and $6.5 million, respectively, for the mark-to-market of the GRail Intercompany Loan.

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
The Company's recurring fair value measurements using significant unobservable inputs (Level 3) relate to the Company's deferred consideration from the HOG acquisition in 2017. The fair values of the deferred consideration liabilities were estimated by discounting, to present value, contingent payments expected to be made.
Financial Instruments Carried at Historical Cost: Since the Company's long-term debt is not actively traded, fair value was estimated using a discounted cash flow analysis based on Level 2 valuation inputs, including borrowing rates the Company believes are currently available to it for loans with similar terms and maturities.
The following table presents the Company's financial instruments carried at fair value using Level 2 inputs as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018	December 31, 2017
Financial instruments carried at fair value using Level 2 inputs:
Financial assets carried at fair value:
Interest rate swap agreements	$7,123	$—
Foreign currency forward contracts	383	—
British pound forward contracts	20,803	13,657
Cross-currency swap contracts	16,648	8,662
Total financial assets carried at fair value	$44,957	$22,319
Financial liabilities carried at fair value:
Interest rate swap agreements	$2,461	$14,382
British pound forward contracts	246	829
Total financial liabilities carried at fair value	$2,707	$15,211
The following table presents the Company's financial instrument carried at fair value using Level 3 inputs as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018	December 31, 2017
Financial instrument carried at fair value using Level 3 inputs:
Financial liabilities carried at fair value:
Accrued deferred consideration – HOG	$6,368	$5,974
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

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2017, the Company also had a $37.2 million deferred consideration liability associated with the 2015 acquisition of Freightliner. At the date of acquisition of Freightliner, the contingent liability represented the aggregate fair value of the shares transferred to the Company by certain former management shareholders of Freightliner (Management Shareholders) in exchange for the right to receive cash consideration for the representative economic interest of approximately 6% in Freightliner in the future (deferred consideration).
The Company's contingent liabilities have been adjusted each period since the acquisition dates to represent the fair value of the deferred consideration as of each balance sheet date. To do so, the Company recalculated the estimated fair value of the Freightliner deferred consideration in each reporting period by using a contractual formula designed to estimate the economic value of the Management Shareholders' retained interest in a manner consistent with that used to derive the Freightliner acquisition price per share on the acquisition date. The Company bought out the Freightliner deferred consideration in November 2017. In addition, the Company recalculates the HOG's deferred consideration based on the contractual formula as defined in the stock purchase agreement. These calculations effectively represent the present value of the expected payment to be made upon settlement of the deferred consideration. Accordingly, such recalculations reflect both the impact of the time value of money and the impact of changes in the expected future performance of the acquired business, as applicable. The Company expects to recognize future changes in HOG's contingent liability for the estimated fair value of the deferred consideration through other expenses within the Company's consolidated statement of operations. This future change in the estimated fair value of the deferred consideration is not expected to be deductible for tax purposes.
The following table presents the amounts recognized, through other expenses, net within the Company's consolidated statements of operations during the three and nine months ended September 30, 2018 and 2017, as a result of the change in the estimated fair value of the deferred consideration, which primarily represented the time value of money (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Freightliner	$—	$859	$—	$2,405
HOG	$137	$126	$394	$166
The following table presents the carrying value, net of debt issuance costs and fair value using Level 2 inputs of the Company's financial instruments carried at historical cost as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities carried at historical cost:
United States term loan	$1,295,234	$1,302,650	$1,204,714	$1,208,657
U.K. term loan	322,526	325,565	124,747	126,480
Australian credit agreement	465,547	473,331	513,192	528,105
Australia subordinated shareholder loan from MIRA	172,296	170,173	186,085	184,750
Revolving credit facility	2,395	6,304	225,155	229,483
Other debt	2,375	2,363	2,419	2,426
Total	$2,260,373	$2,280,386	$2,256,312	$2,279,901
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

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables summarize the components of the Pension Program related to the net benefit costs recognized in labor and benefits and other income/(loss), net in the Company's consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating expense:
Service cost(a)	$3,610	$3,909	$11,235	$11,434
Nonoperating income, net:
Interest cost	2,383	2,588	7,416	7,569
Expected return on plan assets	(4,572)	(4,327)	(14,231)	(12,655)
Total nonoperating income, net(b)	(2,189)	(1,739)	(6,815)	(5,086)
Net periodic benefit cost	$1,421	$2,170	$4,420	$6,348
(a) Included in labor and benefits within the Company’s consolidated statement of operations.
(b) Included in other income/(loss), net within the Company’s consolidated statement of operations.
During the nine months ended September 30, 2018, the Company contributed £4.5 million (or $6.0 million at the exchange rate when the payments were made) to fund the Pension Program. The Company expects to contribute £2.9 million (or $3.8 million at the September 30, 2018 exchange rate) to the Pension Program for the remainder of 2018. The Pension Program's assets may undergo significant changes over time as a result of market conditions, and its assets and liabilities are formally valued on an independent actuarial basis every three years to assess the adequacy of funding levels. A key element of the valuation process is an assessment of the creditworthiness of the participating employer. In March 2018, the Company completed its triennial valuation based on the program's funding position as of December 31, 2016, which did not have and is not expected to have a material impact on its consolidated financial statements. In the event that the Pension Program's projected assets and liabilities reveal additional funding requirements, the shared cost arrangement generally means that the Company will be required to pay 60% of any additional contributions, with active members contributing the remaining 40%, in each case over an agreed recovery period. If the Pension Program was to be terminated and wound up, any deficit would fall entirely on the Company and could not be shared with active members. Currently, the Company has no intention of terminating the Pension Program.
11. INCOME TAXES:
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (TCJA) was enacted into law, and the SEC's staff issued Staff Accounting Bulletin No. 118 (SAB 118) to address the application of the TCJA on accounting for income taxes in the period which includes the enactment date. Specifically, when the initial accounting for items under the TCJA is incomplete, SAB 118 allows companies to include provisional amounts when reasonable estimates can be made. SAB 118 provides for an up to one-year measurement period during which the tax effect of the TCJA can be recomputed based on additional guidance and analysis. Any adjustment will be recorded as a tax expense or benefit in the reporting period during which the amounts are determined. As a result, during the three months ended September 30, 2018, the Company made a $1.6 million measurement period adjustment to increase the one-time transition (toll) tax on earnings of certain foreign subsidiaries. The Company will continue to refine its estimates as additional guidance and information is available including deferred taxes related to certain equity compensation arrangements.
The Company's provision for income taxes for the three months ended September 30, 2018 was $31.0 million, compared with $30.5 million for the three months ended September 30, 2017. The Company's effective income tax rate for the three months ended September 30, 2018 was 30.0%, including the $1.6 million TCJA measurement period adjustment, compared with 36.4% for the three months ended September 30, 2017. The Company's provision for income taxes for the three months ended September 30, 2017 included the recognition of $3.3 million of previously unrecognized tax benefits resulting from the lapse of the statute of limitations on acquired liabilities for uncertain tax positions. The decrease in the Company's effective income tax rate was primarily a result of the TCJA, which decreased the United States federal corporate income tax rate from 35% to 21%.

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company's provision for income taxes for the nine months ended September 30, 2018 was $41.6 million, compared with $82.0 million for the nine months ended September 30, 2017. The provision for income taxes for the nine months ended September 30, 2018 included a $31.6 million benefit from the retroactive extension of the United States Short Line Tax Credit for fiscal year 2017, which was enacted in February 2018. In addition, the provision for income taxes for the nine months ended September 30, 2018, included an adjustment to record a reserve for uncertain tax positions of $5.5 million related to tax deductions on intercompany financing arrangements in the U.K., of which $3.7 million related to the period from March 25, 2015, the date of the Freightliner acquisition when the arrangements were established, through December 31, 2017. Excluding the benefit from the retroactive extension and the reserve for uncertain tax positions, the effective income tax rate for the nine months ended September 30, 2018 was 28.4%. The Company's effective income tax rate for the nine months ended September 30, 2017 was 38.9%. The decrease in the effective income tax rate was primarily a result of the TCJA, which decreased the United States federal corporate income tax rate from 35% to 21%.
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
In November 2014, the Company received a notice from the United States Environmental Protection Agency (EPA) requesting information under the Clean Water Act related to the discharge of crude oil as a result of a derailment of an Alabama & Gulf Coast Railway LLC (AGR) freight train in November 2013 in the vicinity of Aliceville, Alabama. In May 2018, the EPA notified the AGR of a maximum civil payment of up to $14.1 million, based on the amount of oil allegedly discharged and other relevant factors considered under the applicable regulation. The Company's evaluation of its defenses, settlement options and insurance coverage is ongoing.
The Company has also been involved in several arbitrations related to contractual disputes that are not covered by insurance, which have been resolved during the three months ended September 30, 2018. In March 2017, CSX Transportation, Inc. (CSXT) initiated arbitration against several of the Company’s subsidiaries associated with freight revenue factors (or divisions) under certain operating agreements associated with leased railroads. During the three months ended September 30, 2018, a final award was issued in the CSXT arbitration that denied CSXT's request to reduce freight revenue factors and resolved the related contractual disputes with no material impact on the Company's subsidiaries. The pending arbitration related to the AGR's collection of approximately $13 million of liquidated damages under a volume commitment contract with a customer was also favorably resolved during the three months ended September 30, 2018, and all outstanding amounts due to AGR, plus interest, were collected in October 2018.

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

13. ACCUMULATED OTHER COMPREHENSIVE LOSS:
The following tables set forth the components of AOCL attributable to Genesee & Wyoming Inc. included in the consolidated balance sheets and consolidated statements of comprehensive income (dollars in thousands):

	Foreign Currency Translation Adjustment	Defined Benefit Plans		Net Unrealized Gain/(Loss) on Cash Flow Hedges		Accumulated Other Comprehensive Loss
Balance, December 31, 2017	$(74,617)	$(19,601)		$(11,316)		$(105,534)
Other comprehensive (loss)/income before reclassifications	(41,395)	—		14,926		(26,469)
Amounts reclassified from accumulated other comprehensive loss, net of tax (provision)/benefit of ($42) and $76, respectively	—	129	(a)	(232)	(b)	(103)
Current period change	(41,395)	129		14,694		(26,572)
Amounts reclassified from accumulated other comprehensive loss to retained earnings related to the United States Tax Cuts and Jobs Act	—	(132)		(2,838)		(2,970)
Balance, September 30, 2018	$(116,012)	$(19,604)		$540		$(135,076)

	Foreign Currency Translation Adjustment	Defined Benefit Plans		Net Unrealized Gain/(Loss) on Cash Flow Hedges		Accumulated Other Comprehensive Loss
Balance, December 31, 2016	$(163,642)	$(19,948)		$(13,726)		$(197,316)
Other comprehensive income/(loss) before reclassifications	81,412	(2,262)		(7,003)		72,147
Amounts reclassified from accumulated other comprehensive loss, net of tax (provision) of ($60) and ($5,347), respectively	—	113	(a)	7,937	(b)	8,050
Current period change	81,412	(2,149)		934		80,197
Balance, September 30, 2017	$(82,230)	$(22,097)		$(12,792)		$(117,119)

(a)	Existing net gains realized were recorded in labor and benefits on the consolidated statements of operations.

(b)	Existing net gains/(losses) realized were recorded in interest expense on the consolidated statements of operations (see Note 8, Derivative Financial Instruments).
Comprehensive Income/(Loss) Attributable to Noncontrolling Interest
The following table sets forth comprehensive income attributable to noncontrolling interest for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income attributable to noncontrolling interest	$2,720	$3,145	$8,090	$6,317
Other comprehensive income/(loss):
Foreign currency translation adjustment	(4,804)	4,972	(17,647)	18,642
Net unrealized gain/(loss) on qualifying cash flow hedges, net of tax (provision)/benefit of $41, ($164), ($26), and $127, respectively	(95)	383	62	(296)
Comprehensive (loss)/income attributable to noncontrolling interest	$(2,179)	$8,500	$(9,495)	$24,663
14. SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
As of September 30, 2018 and 2017, the Company had outstanding accounts receivable from outside parties for the funding of capital expenditures of $14.6 million and $12.2 million, respectively. As of September 30, 2018 and 2017, the Company also had $16.1 million and $12.3 million, respectively, of purchases of property and equipment that were not paid and, accordingly, were accrued in accounts payable in the normal course of business.

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
The Company's Australian business underwent a transformational change on December 1, 2016, with the acquisition of GRail and the formation of the Australia Partnership, which the Company controls through its 51.1% interest. The GRail acquisition significantly expanded the Company's operations in New South Wales. In conjunction with the GRail acquisition, the Company issued a 48.9% equity stake in its Australian subsidiary, GWAHLP, to MIRA. The Company retained a 51.1% controlling interest in GWAHLP and continues to consolidate 100% of its Australian Operations in the Company's financial statements and reports a noncontrolling interest for MIRA's 48.9% equity ownership. As a result, (1) 100% of the assets and liabilities of the Company's Australian Operations, after the elimination of intercompany balances, were included in the Company's consolidated balance sheets as of September 30, 2018 and December 31, 2017, with MIRA's 48.9% noncontrolling interest reflected in the equity section, (2) the Company's operating revenues and operating income for the three and nine months ended September 30, 2018 and 2017 included 100% of the Australian Operations, while net income attributable to G&W reflected the Company's 51.1% ownership position in the Australian Operations since the formation of the partnership on December 1, 2016 and (3) 100% of the cash flows of the Australian Operations, after the elimination of intercompany items, were included in the Company's consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017. Accordingly, any payments between the Company's Australian Operations and its other businesses are eliminated in consolidation, while the Company's cash flows reflect 100% of any cash flows between the Australian Operations and MIRA.
In accordance with the Australia Partnership agreement, the cash and cash equivalents of the Company's Australian Operations can be used to make payments in the usual and regular course of business, to pay down debt of the Australia Partnership and to make distributions to the partners in proportion to their investments. During the nine months ended September 30, 2018, the Australia Partnership made a A$40.0 million distribution, of which A$20.4 million (or $15.6 million at the exchange rate at the time the payment was made) and A$19.6 million (or $14.9 million at the exchange rate at the time the payment was made) were distributed to the Company and MIRA, respectively, and no such distributions were made for the nine months ended September 30, 2017.
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
The following tables reflect the balance sheet exchange rates as of September 30, 2018 and December 31, 2017 and the average exchange rates for the three and nine months ended September 30, 2018 and 2017 used to translate the foreign entities respective local currency balance sheet and results of operations into United States dollars for the respective period:

			September 30, 2018	December 31, 2017
United States dollar per Australian dollar			$0.72	$0.78
United States dollar per British pound			$1.30	$1.35
United States dollar per Canadian dollar			$0.77	$0.80
United States dollar per Euro			$1.16	$1.20

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
United States dollar per Australian dollar	$0.73	$0.79	$0.76	$0.77
United States dollar per British pound	$1.30	$1.31	$1.35	$1.28
United States dollar per Canadian dollar	$0.77	$0.80	$0.78	$0.77
United States dollar per Euro	$1.16	$1.17	$1.19	$1.11

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables set forth select financial data for the Company's reportable segments, including operating revenues by commodity group, for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands) (prior period revenue amounts have not been adjusted under the modified retrospective method):

	Three Months Ended September 30, 2018
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues by commodity group:
Agricultural Products	$30,565	$4,150	$1,053	$35,768
Autos & Auto Parts	5,513	—	—	5,513
Chemicals & Plastics	38,436	—	—	38,436
Coal & Coke	23,006	32,357	2,588	57,951
Food & Kindred Products	8,761	—	—	8,761
Intermodal	514	17,538	58,609	76,661
Lumber & Forest Products	24,113	—	—	24,113
Metallic Ores	3,573	8,914	—	12,487
Metals	34,904	—	—	34,904
Minerals & Stone	38,570	2,066	22,344	62,980
Petroleum Products	18,236	224	99	18,559
Pulp & Paper	31,961	—	—	31,961
Waste	8,089	—	—	8,089
Other	7,191	—	—	7,191
Total freight revenues	273,432	65,249	84,693	423,374
Freight-related revenues	66,045	10,136	69,269	145,450
All other revenues	16,232	1,318	16,930	34,480
Total operating revenues	$355,709	$76,703	$170,892	$603,304
Operating income	$102,484	$20,713	$4,623	$127,820
Depreciation and amortization	$41,388	$14,937	$9,067	$65,392
Interest expense, net	$10,339	$12,780	$2,893	$26,012
Provision for income taxes	$26,323	$2,398	$2,292	$31,013
Cash expenditures for additions to property & equipment, net of grants from outside parties	$42,120	$8,185	$6,704	$57,009

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended September 30, 2017
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues by commodity group:
Agricultural Products	$28,699	$6,059	$964	$35,722
Autos & Auto Parts	6,079	—	—	6,079
Chemicals & Plastics	36,745	—	—	36,745
Coal & Coke	20,008	29,013	2,345	51,366
Food & Kindred Products	8,257	—	—	8,257
Intermodal	311	19,012	67,374	86,697
Lumber & Forest Products	22,204	—	—	22,204
Metallic Ores	3,703	11,305	—	15,008
Metals	26,008	—	—	26,008
Minerals & Stone	34,769	792	20,680	56,241
Petroleum Products	16,425	223	—	16,648
Pulp & Paper	28,135	—	—	28,135
Waste	6,662	—	—	6,662
Other	4,963	—	—	4,963
Total freight revenues	242,968	66,404	91,363	400,735
Freight-related revenues	60,286	12,880	67,757	140,923
All other revenues	15,673	1,986	17,610	35,269
Total operating revenues	$318,927	$81,270	$176,730	$576,927
Operating income	$82,203	$22,276	$5,363	$109,842
Depreciation and amortization	$40,036	$15,753	$8,433	$64,222
Interest expense, net	$9,817	$13,678	$4,323	$27,818
Provision for income taxes	$28,270	$2,013	$224	$30,507
Cash expenditures for additions to property & equipment, net of grants from outside parties	$41,713	$4,545	$6,981	$53,239

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Nine Months Ended September 30, 2018
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues by commodity group:
Agricultural Products	$91,630	$15,639	$3,073	$110,342
Autos & Auto Parts	16,686	—	—	16,686
Chemicals & Plastics	113,625	—	—	113,625
Coal & Coke	62,038	96,506	8,751	167,295
Food & Kindred Products	25,587	—	—	25,587
Intermodal	1,203	50,613	192,413	244,229
Lumber & Forest Products	70,362	—	—	70,362
Metallic Ores	10,816	24,770	—	35,586
Metals	95,791	—	—	95,791
Minerals & Stone	107,122	6,247	63,849	177,218
Petroleum Products	52,870	560	107	53,537
Pulp & Paper	90,346	—	—	90,346
Waste	21,316	—	—	21,316
Other	19,325	—	—	19,325
Freight revenues	778,717	194,335	268,193	1,241,245
Freight-related revenues	193,344	32,214	203,491	429,049
All other revenues	48,835	4,017	49,809	102,661
Total operating revenues	$1,020,896	$230,566	$521,493	$1,772,955
Operating income/(loss)	$255,918	$62,585	$(645)	$317,858
Depreciation and amortization	$123,266	$46,232	$27,629	$197,127
Interest expense, net	$30,572	$38,914	$9,620	$79,106
Provision for income taxes	$26,930	$7,120	$7,519	$41,569
Cash expenditures for additions to property & equipment, net of grants from outside parties	$129,607	$27,936	$19,893	$177,436

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Nine Months Ended September 30, 2017
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues by commodity group:
Agricultural Products	$92,956	$17,737	$3,532	$114,225
Autos & Auto Parts	17,019	—	—	17,019
Chemicals & Plastics	111,660	—	—	111,660
Coal & Coke	57,123	86,292	7,464	150,879
Food & Kindred Products	24,856	—	—	24,856
Intermodal	726	52,113	190,163	243,002
Lumber & Forest Products	64,903	—	—	64,903
Metallic Ores	10,519	29,595	—	40,114
Metals	78,681	—	—	78,681
Minerals & Stone	97,446	4,787	49,823	152,056
Petroleum Products	50,696	507	—	51,203
Pulp & Paper	79,690	—	—	79,690
Waste	19,000	—	—	19,000
Other	14,347	—	—	14,347
Freight revenues	$719,622	$191,031	$250,982	$1,161,635
Freight-related revenues	186,814	36,089	164,978	387,881
All other revenues	47,641	4,866	34,445	86,952
Total operating revenues	$954,077	$231,986	$450,405	$1,636,468
Operating income/(loss)	$229,545	$59,685	$(3,755)	$285,475
Depreciation and amortization	$117,822	$45,915	$22,772	$186,509
Interest expense, net	$29,928	$41,500	$7,732	$79,160
Provision for/(benefit from) income taxes	$78,133	$4,805	$(906)	$82,032
Cash expenditures for additions to property & equipment, net of grants from outside parties	$105,940	$9,721	$17,446	$133,107
The following tables set forth select balance sheet data for the Company's reportable segments as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Cash and cash equivalents	$7,624	$52,568	$13,875	$74,067
Property and equipment, net	$3,674,865	$617,960	$320,470	$4,613,295

	December 31, 2017
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Cash and cash equivalents	$13,584	$52,407	$14,481	$80,472
Property and equipment, net	$3,657,801	$664,367	$334,753	$4,656,921

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

16. RECENTLY ISSUED ACCOUNTING STANDARDS:
Accounting Standards Not Yet Effective
In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, Leases (Topic 842), which will require lessees to recognize leases on their balance sheets as a right-of-use asset with a corresponding liability. Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of 12 months or less. Additional qualitative and quantitative disclosures, including significant judgments made by management, will also be required.
The new standard will become effective for the Company beginning January 1, 2019, and previously required the use of a modified retrospective adoption approach. In July 2018, the FASB approved another, optional, transition method that would instead allow companies to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company plans to elect the cumulative-effect adjustment transition method. Changes to processes and internal controls to meet the standard's reporting and disclosure requirements are being assessed. The Company is currently implementing a lease management system to support the new accounting requirements. At December 31, 2017, the Company disclosed approximately $615 million in aggregate future minimum operating lease payments and continues to evaluate those contracts as well as other existing arrangements to determine whether a right-of-use asset or lease liability will need to be recognized under the new standard and will assess new contracts entered into prior to the adoption of the new standard. The adoption of the new standard will result in a material increase to right of use assets and lease liabilities on the Company's consolidated balance sheet, primarily as a result of operating leases currently not recognized on the balance sheet. The Company, however, does not anticipate a material impact to its operating results or liquidity as a result of the adoption of this new standard and is currently evaluating disclosure requirements.
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
In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842), Land Easement Practical Expedient for Transition to Topic 842, which permits an entity to make an election not to apply Topic 842 to land easements that existed or expired before the effective date of Topic 842 provided that they were not previously assessed under ASC 840, Leases. Effective January 1, 2019, Topic 842 will be applied to new and modified land easements to determine whether the arrangement should be accounted for as a lease. Upon the Company's adoption of Topic 842, the Company intends to apply this guidance by making an election to not apply Topic 842 to its land easements that existed or expired before January 1, 2019.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure for Fair Value Measurement. The amendments modify the disclosure requirements for fair value measurements in ASC 820 based on revisions to the FASB Concepts Statement, Conceptual Framework for Financial Reporting (Concepts Statement), and cost/benefit considerations. The amendments will become effective for the Company beginning January 1, 2020. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its disclosure requirements.
In August 2018, the FASB issued ASU 2018-14, Compensation–Retirement Benefits–Defined Benefit Plans–General (Subtopic 715-20): Changes to the Disclosure Requirements for Defined Benefit Plans. The amendments modify the disclosure requirements for employers that sponsor defined benefit pension plans or other postretirement benefit plans to make disclosure requirements more consistent with the revisions to the Concepts Statement. The amendments will become effective for the Company beginning January 1, 2021. Early adoption is permitted on a retrospective basis to all periods presented. The Company is still evaluating the impact of this guidance on disclosure requirements.

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
When comparing our results of operations from one reporting period to another, it is important to consider that we have historically experienced fluctuations in revenues and expenses due to acquisitions, changing economic conditions, commodity prices, competitive forces, changes in foreign currency exchange rates, rail network issues and congestion, the ability to attract and retain skilled workers, one-time freight moves, fuel price fluctuations, customer plant expansions and shutdowns, sales of property and equipment, derailments and weather-related conditions, such as hurricanes, cyclones, tornadoes, high winds, droughts, heavy snowfall, unseasonably hot or cold weather, freezing and flooding, among other factors. In periods when these events occur, our results of operations are not easily comparable from one period to another. Finally, certain of our railroads have commodity shipments that are sensitive to general economic conditions, global commodity prices and foreign exchange rates, such as steel products, iron ore, paper products, lumber and forest products and agricultural products, as well as product specific market conditions, such as the availability of lower priced alternative sources of power generation (coal) and energy commodity price differentials (crude oil and natural gas liquids) or congestion at ports (intermodal). Other shipments are relatively less affected by economic conditions and are more closely affected by other factors, such as winter weather (salt) and seasonal rainfall (agricultural products). As a result of these and other factors, our results of operations in any reporting period may not be directly comparable to our results of operations in other reporting periods.
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
Outlook for Q4 2018
In October 2018, our North American Operations took a direct hit from Hurricane Michael. The hurricane struck the Florida Panhandle and our Bay Line Railroad in Panama City, Florida, causing significant damage to our buildings and resulting in thousands of trees down on the tracks of our Florida and Georgia railroads. As a result, we expect to reach our insurance deductible and experience lower revenue due to damage to our customers' facilities in the fourth quarter of 2018. We expect a portion of the lost income from the hurricane to be recoverable in 2019 under our business interruption insurance policy.
In our Australian Operations, we have a new train set that is now serving spot coal volumes and a second train set is expected to arrive at the end of the fourth quarter of 2018. However, we expect delays in certain coal shipments that we expect will shift from the fourth quarter of 2018 into early 2019.

Our U.K./European Operations continue to experience operational challenges at the Port of Felixstowe, as well as a near-term locomotive driver shortage in the U.K. The driver shortage recently emerged due to a rapid increase in retirements, as well as hiring pressure from passenger services. We expect our U.K./European operating margins in the fourth quarter of 2018 will be reduced as we actively ramp up hiring and training drivers in the U.K. to not only fill the immediate driver need, but also to handle a commercial pipeline that continues to build.
Overview of Three-Month Results
Consolidated Results
Our operating revenues increased $26.4 million, or 4.6%, to $603.3 million for the three months ended September 30, 2018, compared with $576.9 million for the three months ended September 30, 2017. Operating income for the three months ended September 30, 2018 was $127.8 million, compared with $109.8 million for the three months ended September 30, 2017, an increase of $18.0 million, or 16.4%. Our operating ratio, defined as operating expenses divided by operating revenues, was 78.8% for the three months ended September 30, 2018, compared with 81.0% for the three months ended September 30, 2017.
Our effective income tax rate for the three months ended September 30, 2018 was 30.0%, compared with 36.4% for the three months ended September 30, 2017. The decrease in our effective income tax rate was primarily a result of the Tax Cuts and Jobs Act of 2017 (TCJA), which decreased the United States federal corporate income tax rate from 35% to 21%.
Net income attributable to G&W for the three months ended September 30, 2018 was $69.6 million, compared with net income of $50.2 million for the three months ended September 30, 2017. Our diluted earnings per common share (EPS) for the three months ended September 30, 2018 were $1.16 with 60.1 million weighted average shares outstanding, compared with diluted EPS of $0.80 with 62.5 million weighted average shares outstanding for the three months ended September 30, 2017.
Items Affecting Comparability
Our results for the three months ended September 30, 2018 and 2017 included certain items affecting comparability between the periods that are set forth below (dollars in millions, except per share amounts):

	Income/(Loss) Before Taxes Impact	After-Tax Net Income/(Loss) Attributable to G&W Impact	Diluted Earnings/(Loss) Per Common Share Impact
Three Months Ended September 30, 2018
Corporate development and related costs	$(0.3)	$(0.3)	$—
Restructuring and related costs	$(3.3)	$(2.7)	$(0.04)
Gain on settlement	$0.9	$0.3	$0.01
TCJA measurement period adjustment	$—	$(1.6)	$(0.03)

Three Months Ended September 30, 2017
Corporate development and related costs	$(1.7)	$(1.4)	$(0.02)
Restructuring costs	$(2.6)	$(2.2)	$(0.04)
Recognition of unrecognized tax benefits	$—	$3.3	$0.05
For the three months ended September 30, 2018, our results included restructuring and related costs of $3.3 million, primarily driven by our optimization activities in the U.K., corporate development and related costs of $0.3 million and a gain on settlement of $0.9 million from the recovery of pre-petition claims associated with Arrium Limited's (Arrium) voluntary administration in the second quarter of 2016. As a result of the TCJA, the results for the three months ended September 30, 2018 also included a $1.6 million measurement period adjustment to the one-time transition (toll) tax on earnings of certain foreign subsidiaries.
For the three months ended September 30, 2017, our results included restructuring costs of $2.6 million, primarily in our U.K./European Region, as well as corporate development and related costs of $1.7 million, primarily related to the acquisition and integration of Pentalver Transport Limited (Pentalver). The results for the three months ended September 30, 2017 also included the recognition of $3.3 million of previously unrecognized tax benefits resulting from the lapse of the statute of limitations on acquired liabilities for uncertain tax positions.

Results by Segment
North America
Operating revenues from our North American Operations increased $36.8 million, or 11.5%, to $355.7 million for the three months ended September 30, 2018, compared with $318.9 million for the three months ended September 30, 2017. Excluding a $1.0 million decrease due to the impact of foreign currency depreciation, North American Operations operating revenues increased $37.8 million, or 11.9%, primarily due to an increase in freight revenues.
North American Operations traffic increased 38,522 carloads, or 9.4%, to 446,219 carloads for the three months ended September 30, 2018. The traffic increase was principally due to increases of 9,749 carloads of metals traffic (primarily in the Southern, Midwest and Canada regions), 9,450 carloads of coal and coke traffic (primarily in the Midwest, Northeast and Central regions), 4,079 carloads of other commodity traffic (primarily in the Southern and Midwest regions), 3,401 carloads of agricultural products traffic (primarily in the Western Region), 3,392 carloads of minerals and stone traffic (primarily in the Southern, Coastal and Canada regions), 2,159 carloads of pulp and paper traffic (primarily in the Coastal Region), 1,777 carloads of intermodal traffic (primarily in the Northeast and Canada regions), 1,529 carloads of waste traffic (primarily in the Northeast Region), 1,482 carloads of lumber and forest products traffic (primarily in the Western Region) and 1,459 carloads of petroleum products traffic (primarily in the Canada and Northeast regions). All remaining traffic increased by a net 45 carloads.
Operating income from our North American Operations for the three months ended September 30, 2018 was $102.5 million, compared with $82.2 million for the three months ended September 30, 2017. The operating ratio for our North American Operations for the three months ended September 30, 2018 was 71.2%, compared with 74.2% for the three months ended September 30, 2017.
Australia
Operating revenues from our Australian Operations decreased $4.6 million, or 5.6%, to $76.7 million for the three months ended September 30, 2018, compared with $81.3 million for the three months ended September 30, 2017. Excluding a $6.0 million decrease due to the impact of foreign currency depreciation, Australian Operations' operating revenues increased $1.4 million, or 1.9%, primarily due to an increase in freight revenues.
Australian Operations traffic increased 27,667 carloads, or 22.4%, to 151,318 carloads for the three months ended September 30, 2018. The traffic increase was principally due to increases of 25,667 carloads of coal and coke traffic and 11,325 carloads of minerals and stone traffic, partially offset by decreases of 6,634 carloads of agricultural products traffic and 1,890 carloads of metallic ores traffic. All remaining traffic decreased by a net 801 carloads.
Operating income from our Australian Operations for the three months ended September 30, 2018 was $20.7 million, compared with $22.3 million for the three months ended September 30, 2017. The operating ratio for our Australian Operations was 73.0% for the three months ended September 30, 2018, compared with an operating ratio of 72.6% for the three months ended September 30, 2017. The operating income for the three months ended September 30, 2018 included a gain on settlement of $0.9 million related to Arrium's voluntary administration in the second quarter of 2016.
U.K./Europe
Operating revenues from our U.K./European Operations decreased $5.8 million, or 3.3%, to $170.9 million for the three months ended September 30, 2018, compared with $176.7 million for the three months ended September 30, 2017. Excluding $13.7 million of revenues from our divested operations for 2017 and a $1.2 million decrease due to the impact of foreign currency depreciation, U.K./European same railroad revenues increased $9.1 million, or 5.6%, primarily due to increases in freight-related and freight revenues in the U.K. and Poland.
U.K./European Operations traffic decreased 41,398 carloads, or 14.6%, to 241,382 carloads for the three months ended September 30, 2018. Excluding traffic from our divested operations for 2017, same railroad traffic decreased 10,159 carloads, or 4.0%, to 241,382 carloads. The same railroad traffic decrease was principally due to decreases of 9,818 carloads of intermodal traffic in the U.K. and 1,035 carloads of minerals and stone traffic (primarily in Poland), partially offset by increases of 473 carloads in coal and coke traffic and 222 carloads of petroleum products traffic.

Operating income from our U.K./European Operations was $4.6 million for the three months ended September 30, 2018, compared with operating income of $5.4 million for the three months ended September 30, 2017. The operating ratio for our U.K./European Operations was 97.3% for the three months ended September 30, 2018, compared with an operating ratio of 97.0% for the three months ended September 30, 2017. Our operating income for the three months ended September 30, 2018 included restructuring and related costs of $3.3 million, primarily driven by our optimization activities in the U.K. Our operating income for the three months ended September 30, 2017 included restructuring costs of $2.3 million, primarily related to severance costs associated with our 2017 restructuring of our Continental Europe intermodal business, ERS Railways B.V. (ERS).
Overview of Nine-Month Results
Our operating revenues increased $136.5 million, or 8.3%, to $1,773.0 million for the nine months ended September 30, 2018, compared with $1,636.5 million for the nine months ended September 30, 2017. Operating income for the nine months ended September 30, 2018 was $317.9 million, compared with $285.5 million for the nine months ended September 30, 2017, an increase of $32.4 million, or 11.3%. Our operating ratio was 82.1% for the nine months ended September 30, 2018, compared with 82.6% for the nine months ended September 30, 2017. Our same railroad operating ratio for the nine months ended September 30, 2018 was 81.5%, compared with 81.8% for the nine months ended September 30, 2017. When we discuss either operating ratios from existing operations or same railroad operating ratios, we are referring to the change in our operating ratio, period-over-period, associated with operations that we managed in both periods (i.e., excluding the impact of acquisitions and divestitures).
Net income for the nine months ended September 30, 2018 was $196.9 million, compared with net income of $128.8 million for the nine months ended September 30, 2017. Our diluted EPS for the nine months ended September 30, 2018 was $3.08 with 61.3 million weighted average shares outstanding, compared with diluted EPS of $1.96 with 62.4 million weighted average shares outstanding for the nine months ended September 30, 2017. Our results for the nine months ended September 30, 2018 included an income tax benefit of $31.6 million associated with the retroactive extension of the United States Short Line Tax Credit for fiscal year 2017, which was enacted in February 2018. Based on developments during the nine months ended September 30, 2018, we recorded a reserve for uncertain tax positions of $5.5 million related to tax deductions on intercompany financing arrangements in the U.K., of which $3.7 million related to the period from March 25, 2015, the date of the Freightliner acquisition when the arrangements were established, through December 31, 2017. The reserve for uncertain tax positions was included in our provision for income taxes for the nine months ended September 30, 2018. Excluding the benefit from the retroactive extension and the prior period portion of the reserve for uncertain tax positions, our effective income tax rate for the nine months ended September 30, 2018 was 28.4%. Our effective income tax rate for the nine months ended September 30, 2017 was 38.9%. The decrease in our effective income tax rate was primarily a result of the TCJA, which decreased the United States federal corporate income tax rate from 35% to 21%.
During the nine months ended September 30, 2018, we generated $397.5 million in cash flows from operating activities. During the same period, we purchased $194.1 million of property and equipment, including $33.9 million for new business investments, partially offset by $16.7 million in cash received from government grants and other outside parties for capital spending. We also repurchased 3.6 million shares of our common stock for $270.5 million. In addition, Genesee & Wyoming Australia (GWA) made a distribution of $14.9 million to its noncontrolling interest holders, and we received $55.0 million in net proceeds from the net increase in outstanding debt.

Items Affecting Comparability
Our results for the nine months ended September 30, 2018 and 2017 included certain items affecting comparability between the periods that are set forth below (dollars in millions, except per share amounts):

	Income/(Loss) Before Taxes Impact	After-Tax Net Income/(Loss) Attributable to G&W Impact	Diluted Earnings/(Loss) Per Common Share Impact
Nine Months Ended September 30, 2018
Restructuring and related costs	$(12.9)	$(10.5)	$(0.17)
Credit facility refinancing-related costs	$(2.7)	$(2.0)	$(0.03)
Loss on sale of ERS	$(1.4)	$(1.4)	$(0.02)
Corporate development and related costs	$(0.9)	$(0.6)	$(0.01)
Gain on settlement	$7.3	$2.6	$0.04
2017 Short Line Tax Credit	$—	$31.6	$0.52
Prior period tax adjustment	$—	$(3.7)	$(0.06)
TCJA measurement period adjustment	$—	$(1.6)	$(0.03)

Nine Months Ended September 30, 2017
Corporate development and related costs	$(10.8)	$(7.4)	$(0.12)
Restructuring costs	$(8.7)	$(7.8)	$(0.13)
Gain on sale of investment	$1.6	$1.0	$0.02
Recognition of unrecognized tax benefits	$—	$3.3	$0.05
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
On August 31, 2017, Arrium was sold to GFG Alliance. The steel making business was rebranded as Liberty OneSteel, and the mining business was rebranded as SIMEC Mining (SIMEC). Although the Southern Iron mine is still mothballed, GWA continues to provide services and receive payments under the rail haulage agreement for SIMEC's Middleback Range operations. Pursuant to that rail haulage agreement, GWA serves several iron ore mines in the Middleback Range and the Whyalla steelworks operations.
In December 2017, GWA recovered $0.9 million of cash in relation to our previous agreements with Arrium. During the three and nine months ended September 30, 2018, GWA recorded $0.9 million and $7.3 million, respectively, of gains on settlement from additional cash recoveries of pre-petition claims associated with Arrium, which were recognized as offsets to other expenses, net in our consolidated statement of operations.

U.K./European Operations
Continental Europe Intermodal Business: In 2017, we ceased all "open" train services from the port of Rotterdam, closed our Continental Europe intermodal business, ERS, offices in Rotterdam and Frankfurt, and the ERS customer services function in Warsaw. We recorded restructuring charges of $0.7 million and $5.2 million for the three and nine months ended September 30, 2017, respectively, primarily related to severance costs and costs associated with surplus locomotive and railcar leases.
On June 5, 2018, we finalized the sale of ERS for gross cash proceeds of €11.2 million (or $13.1 million at the exchange rate on June 5, 2018) or €6.8 million (or $7.9 million at the exchange rate on June 5, 2018) net of €4.4 million (or $5.2 million at the exchange rate on June 5, 2018) of cash on hand that transferred to the buyer. The sale resulted in a net loss of $1.4 million recognized in our consolidated statement of operations for the nine months ended September 30, 2018 within other income/(loss), net.
Pentalver Transport Limited: On May 3, 2017, our subsidiary, GWI UK Acquisition Company Limited, purchased for cash all of the issued share capital of Pentalver from a subsidiary of APM Terminals (a subsidiary of AP Møller-Maersk A/S) for £97.8 million (or $126.2 million at the exchange rate on May 3, 2017) or £77.5 million (or $100.1 million at the exchange rate on May 3, 2017) net of £20.2 million (or $26.1 million at the exchange rate on May 3, 2017) of cash received in connection with the sale. We funded the acquisition with borrowings under our Second Amended and Restated Senior Secured Syndicated Credit Facility Agreement.
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
Three Months Ended September 30, 2018 Compared with Three Months Ended September 30, 2017
Consolidated Operating Results
Operating Revenues
The following table sets forth our total operating revenues and carloads for the three months ended September 30, 2018 and 2017. In June 2018, we sold our Continental Europe intermodal business, ERS. The table below also reflects the calculation of our total existing operations by subtracting the revenues and carloads from the divested ERS operations from our total operations for the three months ended September 30, 2017 (dollars in thousands):

	Three Months Ended September 30,				Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations		Currency Impact	Currency Impact on Total Existing Operations
	2018	2017
		Total Operations	Divested Operations	Total Existing/Ongoing Operations	Amount	%	Amount	%
Freight revenues	$423,374	$400,735	$10,590	$390,145	$22,639	5.6%	$33,229	8.5%	$(6,300)	$(6,198)
Freight-related revenues	145,450	140,923	3,276	137,647	4,527	3.2%	7,803	5.7%	(1,544)	(1,520)
All other revenues	34,480	35,269	4	35,265	(789)	(2.2)%	(785)	(2.2)%	(360)	(360)
Total operating revenues	$603,304	$576,927	$13,870	$563,057	$26,377	4.6%	$40,247	7.1%	$(8,204)	$(8,078)
Carloads	838,919	814,128	31,239	782,889	24,791	3.0%	56,030	7.2%

Operating Expenses
Total operating expenses for the three months ended September 30, 2018 increased $8.4 million, or 1.8%, to $475.5 million, compared with $467.1 million for the three months ended September 30, 2017. The increase consisted of $19.7 million from existing operations, partially offset by an $11.3 million decrease from divested operations. The increase from existing operations included increases of $11.8 million in diesel fuel used in train operations, $8.7 million in labor and benefits, $3.3 million in equipment rents, $2.6 million in depreciation and amortization and $2.5 million in materials expense, partially offset by a decrease of $3.4 million in purchased services expense. The change from existing operations also included a $6.3 million decrease from the net depreciation of foreign currencies relative to the United States dollar.
The following table sets forth our total operating expenses for the three months ended September 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended September 30,				Increase/(Decrease)	Currency Impact	2017 Constant Currency*	Increase/(Decrease)Constant Currency*
	2018		2017
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$175,853	29.1%	$169,576	29.4%	$6,277	$(1,872)	$167,704	$8,149
Equipment rents	35,325	5.9%	33,291	5.8%	2,034	(305)	32,986	2,339
Purchased services	53,717	8.9%	68,562	11.9%	(14,845)	(880)	67,682	(13,965)
Depreciation and amortization	65,392	10.9%	64,222	11.1%	1,170	(1,464)	62,758	2,634
Diesel fuel used in train operations	45,713	7.6%	34,535	6.0%	11,178	(607)	33,928	11,785
Electricity used in train operations	2,742	0.5%	765	0.1%	1,977	(30)	735	2,007
Casualties and insurance	9,912	1.6%	10,624	1.9%	(712)	(117)	10,507	(595)
Materials	32,744	5.4%	30,664	5.3%	2,080	(378)	30,286	2,458
Trackage rights	22,838	3.8%	22,632	3.9%	206	(366)	22,266	572
Net gain on sale and impairment of assets	(642)	(0.1)%	(315)	(0.1)%	(327)	7	(308)	(334)
Restructuring costs	3,286	0.5%	2,628	0.5%	658	(22)	2,606	680
Other expenses, net	28,604	4.7%	29,901	5.2%	(1,297)	(363)	29,538	(934)
Total operating expenses	$475,484	78.8%	$467,085	81.0%	$8,399	$(6,397)	$460,688	$14,796
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
Operating Income/Operating Ratio
Operating income was $127.8 million for the three months ended September 30, 2018, compared with $109.8 million for the three months ended September 30, 2017. Operating income for the three months ended September 30, 2018 included restructuring and related costs of $3.3 million, primarily driven by our optimization activities in the U.K., corporate development and related costs of $0.3 million and a gain on settlement of $0.9 million from the recovery of pre-petition claims associated with Arrium's voluntary administration in the second quarter of 2016. Operating income for the three months ended September 30, 2017 included restructuring and related costs of $2.6 million, primarily related to severance costs associated with our 2017 restructuring of ERS, as well as corporate development and related costs of $1.7 million, primarily related to the acquisition and integration of Pentalver. Our operating ratio was 78.8% for the three months ended September 30, 2018, compared with 81.0% for the three months ended September 30, 2017.
Interest Expense
Interest expense was $26.4 million for the three months ended September 30, 2018, compared with $28.3 million for the three months ended September 30, 2017. The three months ended September 30, 2017 included approximately $1.9 million related to an unrealized revaluation loss on a cross currency swap.

Provision for Income Taxes
Our provision for income taxes for the three months ended September 30, 2018 was $31.0 million, compared with $30.5 million for the three months ended September 30, 2017. As a result of the TCJA, included in our provision for income taxes for the three months ended September 30, 2018 was a $1.6 million measurement period adjustment to the one-time transition (toll) tax on earnings of certain foreign subsidiaries. Our provision for income taxes for the three months ended September 30, 2017 included the recognition of $3.3 million of previously unrecognized tax benefits resulting from the lapse of the statute of limitations on acquired liabilities for uncertain tax positions. Our effective income tax rate for the three months ended September 30, 2018 was 30.0%, compared with 36.4% for the three months ended September 30, 2017. The decrease in our effective income tax rate was primarily a result of the TCJA, which decreased the United States federal corporate income tax rate from 35% to 21%. For additional information regarding our provision for income taxes, see Note 11, Income Taxes, to our Consolidated Financial Statements set forth in "Part I Item 1. Financial Statements" of this quarterly report.
Net Income Attributable to G&W and Earnings Per Common Share
Net income attributable to G&W for the three months ended September 30, 2018 was $69.6 million, compared with $50.2 million for the three months ended September 30, 2017. Our basic EPS were $1.18 with 59.2 million weighted average shares outstanding for the three months ended September 30, 2018, compared with basic EPS of $0.82 with 61.6 million weighted average shares outstanding for the three months ended September 30, 2017. Our diluted EPS for the three months ended September 30, 2018 were $1.16 with 60.1 million weighted average shares outstanding, compared with diluted EPS of $0.80 with 62.5 million weighted average shares outstanding for the three months ended September 30, 2017. Our results for the three months ended September 30, 2018 and 2017 included certain items affecting comparability between the periods as previously presented in the "Overview—Overview of Three-Month Results—Items Affecting Comparability."
Net Income Attributable to Noncontrolling Interest
We own a 51.1% controlling interest in our Australian Operations. As such, we include 100% of the revenues and expenses from our Australian Operations within our consolidated financial statements and report a noncontrolling interest for MIRA’s 48.9% equity ownership. Net income attributable to noncontrolling interest for the three months ended September 30, 2018 was $2.7 million, compared with $3.1 million for three months ended September 30, 2017.
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
Our Australian business underwent a transformational change on December 1, 2016, with the acquisition of Glencore Rail (NSW) Pty Limited (GRail) and the formation of a partnership with MIRA, which we control through our 51.1% interest (the Australia Partnership). The GRail acquisition significantly expanded our operations in New South Wales. In conjunction with the GRail acquisition, we issued a 48.9% equity stake in our Australian subsidiary, G&W Australia Holdings LP (GWAHLP), to MIRA, which formed the Australia Partnership. We retained a 51.1% controlling interest in GWAHLP and continue to consolidate 100% of our Australian Operations in our financial statements and report a noncontrolling interest for MIRA’s 48.9% equity ownership. As a result, (1) 100% of the assets and liabilities of our Australian Operations, after the elimination of intercompany balances, were included in our consolidated balance sheets as of September 30, 2018 and December 31, 2017, with MIRA's 48.9% noncontrolling interest reflected in the equity section, (2) our operating revenues and operating income for the three and nine months ended September 30, 2018 and 2017 included 100% of our Australian Operations, while net income attributable to G&W reflected our 51.1% ownership position in our Australian Operations since the formation of the partnership on December 1, 2016 and (3) 100% of the cash flows of our Australian Operations, after the elimination of intercompany items, were included in our consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017. Accordingly, any payments between our Australian Operations and our other businesses are eliminated in consolidation, while our cash flows reflect 100% of any cash flows between our Australian Operations and MIRA.
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

The following tables set forth results from our North American Operations, Australian Operations and U.K./European Operations for the three months ended September 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended September 30, 2018
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$273,432	$65,249	$84,693	$423,374
Freight-related revenues	66,045	10,136	69,269	145,450
All other revenues	16,232	1,318	16,930	34,480
Total operating revenues	355,709	76,703	170,892	603,304
Operating expenses:
Labor and benefits	107,940	17,400	50,513	175,853
Equipment rents	15,441	1,452	18,432	35,325
Purchased services	14,968	6,319	32,430	53,717
Depreciation and amortization	41,388	14,937	9,067	65,392
Diesel fuel used in train operations	23,230	8,074	14,409	45,713
Electricity used in train operations	—	—	2,742	2,742
Casualties and insurance	6,636	1,651	1,625	9,912
Materials	12,836	3,003	16,905	32,744
Trackage rights	10,586	1,932	10,320	22,838
Net gain on sale and impairment of assets	(506)	(20)	(116)	(642)
Restructuring costs	1	—	3,285	3,286
Other expenses, net	20,705	1,242	6,657	28,604
Total operating expenses	253,225	55,990	166,269	475,484
Operating income	$102,484	$20,713	$4,623	$127,820
Operating ratio	71.2%	73.0%	97.3%	78.8%
Interest expense, net	$10,339	$12,780	$2,893	$26,012
Provision for income taxes	$26,323	$2,398	$2,292	$31,013
Expenditures for additions to property & equipment, net of grants from outside parties	$42,120	$8,185	$6,704	$57,009
Carloads	446,219	151,318	241,382	838,919

	Three Months Ended September 30, 2017
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$242,968	$66,404	$91,363	$400,735
Freight-related revenues	60,286	12,880	67,757	140,923
All other revenues	15,673	1,986	17,610	35,269
Total operating revenues	318,927	81,270	176,730	576,927
Operating expenses:
Labor and benefits	102,692	17,618	49,266	169,576
Equipment rents	12,623	1,480	19,188	33,291
Purchased services	15,254	7,139	46,169	68,562
Depreciation and amortization	40,036	15,753	8,433	64,222
Diesel fuel used in train operations	16,934	6,003	11,598	34,535
Electricity used in train operations	—	—	765	765
Casualties and insurance	8,488	1,367	769	10,624
Materials	11,889	3,398	15,377	30,664
Trackage rights	10,025	3,500	9,107	22,632
Net gain on sale and impairment of assets	(110)	(37)	(168)	(315)
Restructuring costs	316	—	2,312	2,628
Other expenses, net	18,577	2,773	8,551	29,901
Total operating expenses	236,724	58,994	171,367	467,085
Operating income	$82,203	$22,276	$5,363	$109,842
Operating ratio	74.2%	72.6%	97.0%	81.0%
Interest expense, net	$9,817	$13,678	$4,323	$27,818
Provision for income taxes	$28,270	$2,013	$224	$30,507
Expenditures for additions to property & equipment, net of grants from outside parties	$41,713	$4,545	$6,981	$53,239
Carloads	407,697	123,651	282,780	814,128
North American Operations
Operating Revenues
The following table sets forth our North American Operations operating revenues and carloads for the three months ended September 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended September 30,		Increase/(Decrease) in Total Operations		Currency Impact
	2018	2017	Amount	%
Freight revenues	$273,432	$242,968	$30,464	12.5%	$(690)
Freight-related revenues	66,045	60,286	5,759	9.6%	(225)
All other revenues	16,232	15,673	559	3.6%	(123)
Total operating revenues	$355,709	$318,927	$36,782	11.5%	$(1,038)
Carloads	446,219	407,697	38,522	9.4%

Freight Revenues
The following table sets forth the changes in our North American Operations freight revenues by commodity group for the three months ended September 30, 2018 and 2017 (dollars in thousands):

			Increase/(Decrease) in Total Operations	Currency Impact	2017 Constant Currency*	Increase/(Decrease) Constant Currency*
	Three Months Ended September 30,
Commodity Group	2018	2017
Agricultural Products	$30,565	$28,699	$1,866	$(38)	$28,661	$1,904
Autos & Auto Parts	5,513	6,079	(566)	(33)	6,046	(533)
Chemicals & Plastics	38,436	36,745	1,691	(118)	36,627	1,809
Coal & Coke	23,006	20,008	2,998	(32)	19,976	3,030
Food & Kindred Products	8,761	8,257	504	(11)	8,246	515
Intermodal	514	311	203	(1)	310	204
Lumber & Forest Products	24,113	22,204	1,909	(44)	22,160	1,953
Metallic Ores	3,573	3,703	(130)	(44)	3,659	(86)
Metals	34,904	26,008	8,896	(84)	25,924	8,980
Minerals & Stone	38,570	34,769	3,801	(44)	34,725	3,845
Petroleum Products	18,236	16,425	1,811	(62)	16,363	1,873
Pulp & Paper	31,961	28,135	3,826	(144)	27,991	3,970
Waste	8,089	6,662	1,427	(9)	6,653	1,436
Other	7,191	4,963	2,228	(26)	4,937	2,254
Total freight revenues	$273,432	$242,968	$30,464	$(690)	$242,278	$31,154
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following table sets forth our North American Operations freight revenues, carloads and average freight revenues per carload for the three months ended September 30, 2018 and 2017 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads		Average Freight Revenues Per Carload

	Three Months Ended September 30,				Three Months Ended September 30,		Three Months Ended September 30,
	2018		2017 Constant Currency*
Commodity Group	Amount	% of Total	Amount	% of Total	2018	2017	2018	2017	2017 Constant Currency*
Agricultural Products	$30,565	11.2%	$28,661	11.8%	50,989	47,588	$599	$603	$602
Autos & Auto Parts	5,513	2.0%	6,046	2.5%	8,724	9,728	632	625	622
Chemicals & Plastics	38,436	14.0%	36,627	15.1%	43,903	43,739	875	840	837
Coal & Coke	23,006	8.4%	19,976	8.3%	70,314	60,864	327	329	328
Food & Kindred Products	8,761	3.2%	8,246	3.4%	15,312	14,415	572	573	572
Intermodal	514	0.2%	310	0.1%	4,922	3,145	104	99	99
Lumber & Forest Products	24,113	8.8%	22,160	9.2%	37,328	35,846	646	619	618
Metallic Ores	3,573	1.3%	3,659	1.5%	4,655	4,667	768	793	784
Metals	34,904	12.8%	25,924	10.7%	43,752	34,003	798	765	762
Minerals & Stone	38,570	14.1%	34,725	14.3%	60,496	57,104	638	609	608
Petroleum Products	18,236	6.7%	16,363	6.8%	26,231	24,772	695	663	661
Pulp & Paper	31,961	11.7%	27,991	11.6%	44,403	42,244	720	666	663
Waste	8,089	3.0%	6,653	2.7%	15,859	14,330	510	465	464
Other	7,191	2.6%	4,937	2.0%	19,331	15,252	372	325	324
Total	$273,432	100.0%	$242,278	100.0%	446,219	407,697	$613	$596	$594
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.

Total traffic from our North American Operations increased 38,522 carloads, or 9.4%, to 446,219 carloads for the three months ended September 30, 2018. The traffic increase was principally due to increases of 9,749 carloads of metals traffic, 9,450 carloads of coal and coke traffic, 4,079 carloads of other commodity traffic, 3,401 carloads of agricultural products traffic, 3,392 carloads of minerals and stone traffic, 2,159 carloads of pulp and paper traffic, 1,777 carloads of intermodal traffic, 1,529 carloads of waste traffic, 1,482 carloads of lumber and forest products traffic and 1,459 carloads of petroleum products traffic. All remaining traffic increased by a net 45 carloads.
Changes in average freight revenues per carload in a commodity group may be impacted by changes in customer rates, fuel surcharges, commodity mix and the mix of customer traffic within a commodity group. Excluding a 0.3% impact of foreign currency, average freight revenues per carload from our North American Operations increased 3.2% to $613 for the three months ended September 30, 2018, compared with the same period in 2017. Higher fuel surcharges increased average freight revenues per carload by 2.9% and a change in the mix of commodities decreased average freight revenues per carload by 1.0%. Excluding these factors, average freight revenues per carload increased 1.3%.
The following information discusses the significant changes in our North American Operations freight revenues by commodity group excluding the impact of foreign currency.
Agricultural products revenues increased $1.9 million, or 6.6%, primarily due to an increase in traffic of 3,401 carloads, or 7.1%. The carload increase was primarily due to increased export soybean meal shipments in the western United States.
Chemicals and plastics revenues increased $1.8 million, or 4.9%, primarily due to an increase in average freight revenues per carload of 4.5%, which increased revenues by $1.7 million. The increase in average freight revenues per carload was primarily due to increased fuel surcharge revenue and a change in the mix of business.
Coal and coke revenues increased $3.0 million, or 15.2%, primarily due to an increase in traffic of 9,450 carloads, or 15.5%. The increase in carloads was primarily due to warm weather and low inventory stockpiles at inbound customer locations; as well as new business in the northeastern and midwestern United States.
Lumber and forest products revenues increased $2.0 million, or 8.8%. Lumber and forest products average freight revenues per carload increased 4.5%, which increased revenues by $1.0 million, and traffic increased 1,482 carloads, or 4.1%, which increased revenues by $1.0 million. The increase in average freight revenues per carload was due to increased fuel surcharge revenue and favorable pricing in the western United States. The increase in carloads was primarily due to increased shipments of lumber and logs in the western United States.
Metals revenues increased $9.0 million, or 34.6%. Metals traffic increased 9,749 carloads, or 28.7%, which increased revenues by $7.8 million, and average freight revenues per carload increased 4.7%, which increased revenues by $1.2 million. The increase in carloads was primarily due to increased coils, pig iron, slabs and pipe shipments in the southern United States and increased scrap and finished steel shipments in the midwestern United States.
Minerals and stone revenues increased $3.8 million, or 11.1%. Minerals and stone traffic increased 3,392 carloads, or 5.9%, which increased revenues by $2.2 million, and average freight revenues per carload increased 4.9%, which increased revenues by $1.7 million. The increase in carloads was primarily due to increased aggregates, cement and clay shipments across North America.
Petroleum products revenues increased $1.9 million, or 11.4%. Petroleum products traffic increased 1,459 carloads, or 5.9%, which increased revenues by $1.0 million, and average freight revenues per carload increased 5.1%, which increased revenues by $0.9 million. The increase in carloads was primarily due to increased shipments of natural gas and liquid petroleum in Canada and the northeastern United States. The increase in average freight revenues per carload was primarily due to increased fuel surcharge revenue and a change in the mix of business.
Pulp and paper revenues increased $4.0 million, or 14.2%. Pulp and paper average freight revenues per carload increased 8.6%, which increased revenues by $2.4 million, and traffic increased 2,159 carloads, or 5.1%, which increased revenues by $1.6 million. The increase in carloads was primarily due to increased containerboard shipments across North America.
Waste revenues increased $1.4 million, or 21.6%. Waste traffic increased 1,529 carloads, or 10.7%, which increased revenues by $0.8 million, and average freight revenues per carload increased 9.9%, which increased revenues by $0.6 million. The increase in carloads and average freight revenues per carload was primarily due to an increase in construction waste shipments in the northeastern United States.

Other revenues increased $2.3 million, or 45.7%. Other revenues traffic increased 4,079 carloads, or 26.7%, which increased revenues by $1.5 million, and average freight revenues per carload increased 14.8%, which increased revenues by $0.7 million. The increase in carloads and average freight revenues per carload was primarily due to shipments of wind towers in the midwestern United States and empty traffic in the southern United States.
Freight revenues from all remaining commodities combined increased by $0.1 million.
Freight-Related Revenues
Excluding a $0.2 million decrease due to the impact of foreign currency depreciation, freight-related revenues from our North American Operations, which includes revenues from railcar switching, track access fees, storage and other ancillary revenues related to the movement of freight, increased $6.0 million, or 10.0%, to $66.0 million for the three months ended September 30, 2018, compared with $60.1 million for the three months ended September 30, 2017. The increase was primarily due to increased switching revenues primarily related to stronger intermodal volumes in the southern United States and a new iron ore customer in Canada.
All Other Revenues
Excluding a $0.1 million decrease due to the impact of foreign currency depreciation, all other revenues from our North American Operations, which includes revenues from third-party railcar and locomotive repairs, property rentals and other ancillary revenues not directly related to the movement of freight, increased $0.7 million, or 4.4%, to $16.2 million for the three months ended September 30, 2018, compared with $15.6 million for the three months ended September 30, 2017.
Operating Expenses
Total operating expenses from our North American Operations increased $16.5 million, or 7.0%, to $253.2 million for the three months ended September 30, 2018, compared with $236.7 million for the three months ended September 30, 2017. Excluding a $0.9 million decrease due to the impact of foreign currency, the increase included increases of $6.4 million in diesel fuel used in train operations, $5.6 million in labor and benefits, $2.9 million in equipment rents and $2.2 million in other expenses. The following table sets forth operating expenses from our North American Operations for the three months ended September 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended September 30,							Increase/(Decrease) Constant Currency*
	2018		2017			Currency Impact	2017 Constant Currency*
	Amount	% of Operating Revenues	Amount	% of Operating Revenues	Increase/(Decrease)
Labor and benefits	$107,940	30.3%	$102,692	32.2%	$5,248	$(336)	$102,356	$5,584
Equipment rents	15,441	4.4%	12,623	4.0%	2,818	(36)	12,587	2,854
Purchased services	14,968	4.2%	15,254	4.8%	(286)	(56)	15,198	(230)
Depreciation and amortization	41,388	11.6%	40,036	12.5%	1,352	(249)	39,787	1,601
Diesel fuel used in train operations	23,230	6.5%	16,934	5.3%	6,296	(75)	16,859	6,371
Casualties and insurance	6,636	1.9%	8,488	2.7%	(1,852)	(18)	8,470	(1,834)
Materials	12,836	3.6%	11,889	3.7%	947	(43)	11,846	990
Trackage rights	10,586	3.0%	10,025	3.1%	561	(8)	10,017	569
Net gain on sale and impairment of assets	(506)	(0.1)%	(110)	—%	(396)	3	(107)	(399)
Restructuring costs	1	—%	316	0.1%	(315)	—	316	(315)
Other expenses, net	20,705	5.8%	18,577	5.8%	2,128	(69)	18,508	2,197
Total operating expenses	$253,225	71.2%	$236,724	74.2%	$16,501	$(887)	$235,837	$17,388
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following information discusses the significant changes in operating expenses of our North American Operations excluding a decrease of $0.9 million due to the impact from foreign currency depreciation.
Labor and benefits expense was $107.9 million for the three months ended September 30, 2018, compared with $102.4 million for the three months ended September 30, 2017, an increase of $5.6 million, or 5.5%. The increase was primarily due to annual wage increases and additional overtime to support increased carload volumes in 2018.

Equipment rents expense was $15.4 million for the three months ended September 30, 2018, compared with $12.6 million for the three months ended September 30, 2017, an increase of $2.9 million, or 22.7%. The increase was primarily due to increases in car hire as a result of increased traffic.
Depreciation and amortization expense was $41.4 million for the three months ended September 30, 2018, compared with $39.8 million for the three months ended September 30, 2017, an increase of $1.6 million, or 4.0%. The increase was primarily attributable to a larger depreciable asset base in 2018 compared with 2017, reflecting capital spending in 2017.
The cost of diesel fuel used in train operations was $23.2 million for the three months ended September 30, 2018, compared with $16.9 million for the three months ended September 30, 2017, an increase of $6.4 million, or 37.8%. The increase consisted of $4.6 million due to a 26.9% increase in average fuel cost per gallon and $1.8 million due to an 8.3% increase in diesel fuel consumption.
Casualties and insurance expense was $6.6 million for the three months ended September 30, 2018, compared with $8.5 million for the three months ended September 30, 2017, a decrease of $1.8 million, or 21.7%. The decrease included a $1.5 million insurance gain recorded in 2018 related to a prior year trestle fire.
Materials expense was $12.8 million for the three months ended September 30, 2018, compared with $11.8 million for the three months ended September 30, 2017, an increase of $1.0 million, or 8.4%. The increase was primarily attributable to timing of equipment maintenance.
Other expenses, net were $20.7 million for the three months ended September 30, 2018, compared with $18.5 million for the three months ended September 30, 2017, an increase of $2.2 million, or 11.9%. The increase was primarily attributable to an increase in general and administrative costs.
Operating Income/Operating Ratio
Operating income from our North American Operations was $102.5 million for the three months ended September 30, 2018, compared with $82.2 million for the three months ended September 30, 2017. The operating ratio was 71.2% for the three months ended September 30, 2018, compared with 74.2% for the three months ended September 30, 2017. North American operating results were led by an 11.5% growth in revenue, an operating ratio that improved 300 basis points and a 24.7% increase in operating income.
Australian Operations
Operating Revenues
As previously disclosed, we own a controlling 51.1% interest in our Australian Operations. Therefore, we include 100% of our Australian Operations within revenues and expenses within our consolidated financial statements with an after-tax net impact allocated to noncontrolling interest to reflect MIRA's 48.9% ownership. The following table sets forth our Australian Operations operating revenues and carloads for the three months ended September 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended September 30,		Increase/(Decrease) in Total Operations		Currency Impact
	2018	2017	Amount	%
Freight revenues	$65,249	$66,404	$(1,155)	(1.7)%	$(4,880)
Freight-related revenues	10,136	12,880	(2,744)	(21.3)%	(947)
All other revenues	1,318	1,986	(668)	(33.6)%	(146)
Total operating revenues	$76,703	$81,270	$(4,567)	(5.6)%	$(5,973)
Carloads	151,318	123,651	27,667	22.4%

Freight Revenues
The following table sets forth the changes in our Australian Operations freight revenues by commodity group for the three months ended September 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended September 30,		Increase/(Decrease) in Total Operations	Currency Impact	2017 Constant Currency*	Increase/(Decrease) Constant Currency*

Commodity Group	2018	2017
Agricultural Products	$4,150	$6,059	$(1,909)	$(442)	$5,617	$(1,467)
Coal & Coke	32,357	29,013	3,344	(2,162)	26,851	5,506
Intermodal	17,538	19,012	(1,474)	(1,391)	17,621	(83)
Metallic Ores	8,914	11,305	(2,391)	(820)	10,485	(1,571)
Minerals & Stone	2,066	792	1,274	(48)	744	1,322
Petroleum Products	224	223	1	(17)	206	18
Total freight revenues	$65,249	$66,404	$(1,155)	$(4,880)	$61,524	$3,725
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following table sets forth our Australian Operations freight revenues, carloads and average freight revenues per carload for the three months ended September 30, 2018 and 2017 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads		Average Freight Revenues Per Carload

	Three Months Ended September 30,				Three Months Ended September 30,		Three Months Ended September 30,
	2018		2017 Constant Currency*
Commodity Group	Amount	% of Total	Amount	% of Total	2018	2017	2018	2017	2017 Constant Currency*
Agricultural Products	$4,150	6.3%	$5,617	9.1%	6,529	13,163	$636	$460	$427
Coal & Coke	32,357	49.6%	26,851	43.7%	106,809	81,142	303	358	331
Intermodal	17,538	26.9%	17,621	28.7%	14,610	15,416	1,200	1,233	1,143
Metallic Ores	8,914	13.7%	10,485	17.0%	6,464	8,354	1,379	1,353	1,255
Minerals & Stone	2,066	3.2%	744	1.2%	16,813	5,488	123	144	136
Petroleum Products	224	0.3%	206	0.3%	93	88	2,409	2,534	2,341
Total	$65,249	100.0%	$61,524	100.0%	151,318	123,651	$431	$537	$498
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
Total traffic from our Australian Operations increased 27,667 carloads, or 22.4%, to 151,318 carloads for the three months ended September 30, 2018, compared with the same period in 2017. The traffic increase was principally due to increases of 25,667 carloads of coal and coke traffic and 11,325 carloads of minerals and stone traffic, partially offset by decreases of 6,634 carloads of agricultural products traffic and 1,890 carloads of metallic ores traffic. All remaining traffic decreased by a net 801 carloads.
Changes in average freight revenues per carload in a commodity group may be impacted by changes in customer rates, fuel surcharges, commodity mix and the mix of customer traffic within a commodity group. Excluding a 6.2% impact of foreign currency, average freight revenues per carload from our Australian Operations decreased 13.5% to $431 for the three months ended September 30, 2018, compared with the same period in 2017. A change in the mix of commodities decreased average freight revenues per carload by 17.1%, while higher fuel surcharges increased average freight revenues per carload by 1.2%. Excluding these factors, average freight revenues per carload increased 2.4%.
The following information discusses the significant changes in our Australian Operations freight revenues by commodity group excluding the impact of foreign currency.
Agricultural products revenues decreased $1.5 million, or 26.1%. Agricultural products traffic decreased 6,634 carloads, or 50.4%, which decreased revenues by $4.2 million, while average freight revenues per carload increased 48.9%, which increased revenues by $2.7 million. The carload decrease was primarily due to a smaller grain harvest in 2018. Because rates for Australian grain traffic have both a fixed and variable component, the decrease in grain traffic resulted in higher average freight revenues per carload. The increase in average freight revenues per carload was also due to longer haul movements in 2018.

Coal and coke revenues increased $5.5 million, or 20.5%. Coal and coke traffic increased 25,667 carloads, or 31.6%, which increased revenues by $7.8 million, while average freight revenues per carload decreased 8.5%, which decreased revenues by $2.3 million. The carload increase was primarily due to increases in spot moves in 2018 and industrial action at Hunter Valley coal mines in 2017. The decrease in average freight revenues per carload was primarily due to additional carloads associated with a fixed fee agreement.
Metallic ores revenues decreased $1.6 million, or 15.0%. Metallic ores traffic decreased 1,890 carloads, or 22.6%, which decreased revenues by $2.6 million, while average freight revenues per carload increased 9.9%, which increased revenues by $1.0 million. The carload decrease was primarily due to the shutdown of an iron ore customer's mine in October 2017. The increase in average freight revenues per carload was primarily due to a change in business mix.
Minerals and stone revenues increased $1.3 million. Minerals and stone traffic increased 11,325 carloads, which increased revenues by $1.4 million, primarily due to a temporary maintenance outage at a customer port facility in 2017.
Freight revenues from all remaining commodities decreased by $0.1 million.
Freight-Related Revenues
Excluding a $0.9 million decrease due to the impact of foreign currency depreciation, freight-related revenues from our Australian Operations, which includes revenues from railcar switching, track access rights, crewing services, storage and other ancillary revenues related to the movement of freight, decreased $1.8 million, or 15.1%, to $10.1 million for the three months ended September 30, 2018, compared with $11.9 million for the three months ended September 30, 2017. The decrease was primarily due to decreased agricultural products related switching revenues as a result of a smaller harvest in 2018.
All Other Revenues
All other revenues from our Australian Operations for the three months ended September 30, 2018, which includes revenues from third-party railcar and locomotive repairs, property rentals and other ancillary revenues not directly related to the movement of freight, remained relatively flat compared with the three months ended September 30, 2017.
Operating Expenses
Total operating expenses from our Australian Operations for the three months ended September 30, 2018 decreased $3.0 million, or 5.1%, to $56.0 million, compared with $59.0 million for the three months ended September 30, 2017. The decrease in operating expenses included a decrease of $4.4 million from the impact of foreign currency depreciation. The following table sets forth operating expenses from our Australian Operations for the three months ended September 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended September 30,				Increase/(Decrease)	Currency Impact	2017 Constant Currency*	Increase/(Decrease) Constant Currency*
	2018		2017
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$17,400	22.7%	$17,618	21.6%	$(218)	$(1,290)	$16,328	$1,072
Equipment rents	1,452	1.9%	1,480	1.8%	(28)	(111)	1,369	83
Purchased services	6,319	8.2%	7,139	8.8%	(820)	(537)	6,602	(283)
Depreciation and amortization	14,937	19.5%	15,753	19.4%	(816)	(1,166)	14,587	350
Diesel fuel used in train operations	8,074	10.5%	6,003	7.4%	2,071	(431)	5,572	2,502
Casualties and insurance	1,651	2.2%	1,367	1.7%	284	(102)	1,265	386
Materials	3,003	3.9%	3,398	4.2%	(395)	(260)	3,138	(135)
Trackage rights	1,932	2.5%	3,500	4.3%	(1,568)	(249)	3,251	(1,319)
Net gain on sale and impairment of assets	(20)	—%	(37)	—%	17	3	(34)	14
Other expenses, net	1,242	1.6%	2,773	3.4%	(1,531)	(212)	2,561	(1,319)
Total operating expenses	$55,990	73.0%	$58,994	72.6%	$(3,004)	$(4,355)	$54,639	$1,351
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.

The following information discusses the significant changes in operating expenses of our Australian Operations excluding a $4.4 million decrease from the impact of foreign currency depreciation.
Labor and benefits expense was $17.4 million for the three months ended September 30, 2018, compared with $16.3 million for the three months ended September 30, 2017, an increase of $1.1 million, or 6.6%. The increase was primarily attributable to an increase in headcount to support growth initiatives.
The cost of diesel fuel used in train operations was $8.1 million for the three months ended September 30, 2018, compared with $5.6 million for the three months ended September 30, 2017, an increase of $2.5 million, or 44.9%, primarily due to an increase in average fuel cost per gallon.
Trackage rights expense was $1.9 million for the three months ended September 30, 2018, compared with $3.3 million for the three months ended September 30, 2017, a decrease of $1.3 million, or 40.6%. The decrease was primarily due to the shutdown of an iron ore mine in October 2017.
Other expenses, net was $1.2 million for the three months ended September 30, 2018, compared with $2.6 million for the three months ended September 30, 2017, a decrease of $1.3 million, or 51.5%. The expense for the three months ended September 30, 2018 included a $0.9 million gain on settlement related to Arrium's voluntary administration.
Operating Income/Operating Ratio
Our Australian Operations had operating income of $20.7 million for the three months ended September 30, 2018, compared with $22.3 million for the three months ended September 30, 2017. Operating income for the three months ended September 30, 2018 included a $0.9 million gain on settlement related to Arrium's voluntary administration. The operating ratio was 73.0% for the three months ended September 30, 2018, compared with 72.6% for the three months ended September 30, 2017.
U.K./European Operations
Operating Revenues
The following table sets forth our U.K./European Operations total operating revenues for the three months ended September 30, 2018 and 2017. The table below also reflects the calculation of our total existing operations by subtracting the revenues and carloads from the divested ERS operations from our total operations for the three months ended September 30, 2017 (dollars in thousands):

	Three Months Ended September 30,				Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations		Currency Impact	Currency Impact on Total Existing Operations
	2018	2017
	Total Operations	Total Operations	Divested Operations	Total Existing/Ongoing Operations	Amount	%	Amount	%
Freight revenues	$84,693	$91,363	$10,590	$80,773	$(6,670)	(7.3)%	$3,920	4.9%	$(730)	$(628)
Freight-related revenues	69,269	67,757	3,276	64,481	1,512	2.2%	4,788	7.4%	(372)	(348)
All other revenues	16,930	17,610	4	17,606	(680)	(3.9)%	(676)	(3.8)%	(91)	(91)
Total operating revenues	$170,892	$176,730	$13,870	$162,860	$(5,838)	(3.3)%	$8,032	4.9%	$(1,193)	$(1,067)
Carloads	241,382	282,780	31,239	251,541	(41,398)	(14.6)%	(10,159)	(4.0)%

Freight Revenues
The following table sets forth our U.K./European Operations total freight revenues for the three months ended September 30, 2018 and 2017. The table below also reflects the calculation of our total existing operations by subtracting the revenues and carloads from the divested ERS operations from our total operations for the three months ended September 30, 2017 (dollars in thousands):

	Three Months Ended September 30,				Increase/(Decrease) in Existing Operations	Currency Impact on Ongoing Operations	2017 Constant Currency Existing Operations*	Increase/(Decrease) in Existing Operations Constant Currency*
	2018	2017
Commodity Group	Total Operations	Total Operations	Divested Operations	Total Existing/Ongoing Operations
Agricultural Products	$1,053	$964	$—	$964	$89	$(24)	$940	$113
Coal & Coke	2,588	2,345	—	2,345	243	(29)	$2,316	272
Intermodal	58,609	67,374	10,590	56,784	1,825	(247)	$56,537	2,072
Minerals & Stone	22,344	20,680	—	20,680	1,664	(328)	$20,352	1,992
Petroleum Products	99	—	—	—	99	—	$—	99
Total operating revenues	$84,693	$91,363	$10,590	$80,773	$3,920	$(628)	$80,145	$4,548
*Constant currency amounts reflect the prior period Total Ongoing Operations translated at the current period exchange rates.

The following table sets forth our U.K./European Operations freight revenues, carloads and average freight revenues per carload for the three months ended September 30, 2018 and 2017 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads		Average Freight Revenues Per Carload

	Three Months Ended September 30,				Three Months Ended September 30,		Three Months Ended September 30,
	2018		2017 Constant Currency*
Commodity Group	Amount	% of Total	Amount	% of Total	2018	2017	2018	2017	2017 Constant Currency*
Agricultural Products	$1,053	1.2%	$940	0.9%	776	777	$1,357	$1,241	$1,210
Coal & Coke	2,588	3.1%	2,316	2.6%	4,271	3,798	606	617	610
Intermodal	58,609	69.2%	67,025	74.0%	188,002	229,059	312	294	293
Minerals & Stone	22,344	26.4%	20,352	22.5%	48,111	49,146	464	421	414
Petroleum Products	99	0.1%	—	—%	222	—	446	—	—
Total	$84,693	100.0%	$90,633	100.0%	241,382	282,780	$351	$323	$321
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
Total traffic from our U.K./European Operations decreased 41,398 carloads, or 14.6%, to 241,382 carloads for the three months ended September 30, 2018, compared with the same period in 2017. Excluding traffic from our divested ERS operations for 2017, existing operations traffic decreased 10,159 carloads, or 4.0%, to 241,382. The decrease in traffic from existing operations was primarily due to decreases of 9,818 carloads of intermodal traffic and 1,035 carloads of minerals and stone traffic. All remaining traffic increased by a net 694 carloads.
Changes in average freight revenues per carload in a commodity group may be impacted by changes in customer rates, fuel surcharges, commodity mix and the mix of customer traffic within a commodity group. Excluding a 0.6% impact of foreign currency, average freight revenues per carload from our U.K./European Operations increased 9.3% to $351 for the three months ended September 30, 2018, compared with the same period in 2017. Average freight revenues per carload from existing operations, excluding the impact of foreign currency, increased 10.0% to $351 for the three months ended September 30, 2018, compared with the same period in 2017. A change in the mix of commodities increased average freight revenues per carload by 0.5% and higher fuel surcharges increased average freight revenues per carload by 0.5%. Excluding these factors, average freight revenues per carload increased 9.0%.
The following information discusses the significant changes in our U.K./European Operations freight revenues by commodity group excluding the impact of foreign currency and the divested ERS operations.

Intermodal revenues increased $2.1 million, or 3.7%. Intermodal average freight revenues per carload increased 9.1%, which increased revenues by $5.1 million, while traffic decreased 9,818 carloads, or 5.0%, which decreased revenues by $3.1 million. The increase in average freight revenues per carload was primarily due to rate increases and port and route mix resulting from changes in shipping alliances. The decrease in carloads was primarily due to congestion at the Port of Felixstowe related to the port's information technology system conversion.
Minerals and stone revenues increased $2.0 million, or 9.8%. Minerals and stone average freight revenues per carload increased 12.1%, which increased revenues by $2.5 million, while traffic decreased 1,035 carloads, or 2.1%, which decreased revenues by $0.5 million. The increase in average freight revenues per carload was primarily due to stronger pricing, partially offset by lower volumes in the U.K.
Freight revenues from all remaining commodities combined increased by a net $0.5 million.
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
Freight-related revenues from our U.K./European Operations were $69.3 million for the three months ended September 30, 2018, compared with $67.8 million for the three months ended September 30, 2017, an increase of $1.5 million, or 2.2%. Excluding a decrease of $3.3 million from the divested ERS operations and a $0.4 million decrease due to the impact of foreign currency depreciation, freight-related revenues from our existing operations increased $5.1 million, or 8.0%, for the three months ended September 30, 2018, compared with $64.1 million for the three months ended September 30, 2017. The increase in freight-related revenues from our existing operations was primarily due to increases in trucking and switching in the U.K., as well as crewing in Poland.
All Other Revenues
All other revenues from our U.K./European Operations includes revenues from container sales and conversions, third-party car and locomotive repairs, property rentals and other ancillary revenues not directly related to the movement of freight. All other revenues from our U.K./European Operations were $16.9 million for the three months ended September 30, 2018, compared with $17.6 million for the three months ended September 30, 2017, a decrease of $0.7 million, or 3.9%. Excluding a $0.1 million decrease due to the impact of foreign currency depreciation, all other revenues from our existing operations increased $0.6 million, or 3.3%, for the three months ended September 30, 2018, compared with $17.5 million for the three months ended September 30, 2017.

Operating Expenses
Total operating expenses from our U.K./European Operations decreased $5.1 million, or 3.0%, to $166.3 million for the three months ended September 30, 2018, compared with $171.4 million for the three months ended September 30, 2017. The decrease consisted of $11.3 million from divested operations, partially offset by a $6.2 million increase from existing operations. Excluding a $1.0 million decrease due to the impact of foreign currency depreciation, operating expenses from existing operations increased $7.2 million, as further described below.
The following table sets forth operating expenses from our U.K./European Operations for the three months ended September 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended September 30,				Increase/(Decrease)	Currency Impact	2017 Constant Currency*	Increase/(Decrease) Constant Currency*
	2018		2017
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$50,513	29.6%	$49,266	27.9%	$1,247	$(246)	$49,020	$1,493
Equipment rents	18,432	10.8%	19,188	10.9%	(756)	(158)	19,030	(598)
Purchased services	32,430	19.0%	46,169	26.1%	(13,739)	(287)	45,882	(13,452)
Depreciation and amortization	9,067	5.3%	8,433	4.8%	634	(49)	8,384	683
Diesel fuel used in train operations	14,409	8.4%	11,598	6.6%	2,811	(101)	11,497	2,912
Electricity used in train operations	2,742	1.6%	765	0.4%	1,977	(30)	735	2,007
Casualties and insurance	1,625	1.0%	769	0.4%	856	3	772	853
Materials	16,905	9.9%	15,377	8.7%	1,528	(75)	15,302	1,603
Trackage rights	10,320	6.0%	9,107	5.2%	1,213	(109)	8,998	1,322
Net gain on sale and impairment of assets	(116)	(0.1)%	(168)	(0.1)%	52	1	(167)	51
Restructuring costs	3,285	1.9%	2,312	1.3%	973	(22)	2,290	995
Other expenses, net	6,657	3.9%	8,551	4.8%	(1,894)	(82)	8,469	(1,812)
Total operating expenses	$166,269	97.3%	$171,367	97.0%	$(5,098)	$(1,155)	$170,212	$(3,943)
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following information discusses the significant changes in operating expenses from our U.K./European Operations excluding a decrease of $1.2 million due to the impact of foreign currency depreciation.
Labor and benefits expense was $50.5 million for the three months ended September 30, 2018, compared with $49.0 million for the three months ended September 30, 2017, an increase of $1.5 million, or 3.0%. The increase consisted of $2.0 million from existing operations, partially offset by a $0.5 million decrease from divested operations. The increase from existing operations was primarily due to annual wage increases.
Purchased services expense was $32.4 million for the three months ended September 30, 2018, compared with $45.9 million for the three months ended September 30, 2017, a decrease of $13.5 million, or 29.3%. The decrease consisted of $10.5 million from divested operations and $2.9 million from existing operations. The decrease from existing operations was primarily due to lower rail network service costs, of which we were a net receiver in 2018 and a net payer in 2017, as well as lower equipment maintenance in the U.K.
The cost of diesel fuel used in train operations was $14.4 million for the three months ended September 30, 2018, compared with $11.5 million for the three months ended September 30, 2017, an increase of $2.9 million, or 25.3%, primarily due to an increase in average fuel cost per gallon.

Electricity used in train operations expense was $2.7 million for the three months ended September 30, 2018, compared with $0.7 million for the three months ended September 30, 2017, an increase of $2.0 million. The three months ended September 30, 2017 included a $1.1 million reimbursement of previous year's energy taxes at ERS. Excluding the $1.1 million reimbursement, the increase in electricity used in train operations expense consisted of $1.2 million from existing operations and a decrease of $0.3 million from divested operations. The increase from existing operations was primarily due to increased energy costs.
Materials expense, which primarily consists of costs of containers sold to third parties, materials purchased for use in repairing and maintaining our locomotives, railcars and other equipment, as well as costs for general tools and supplies used in our business, was $16.9 million for the three months ended September 30, 2018, compared with $15.3 million for the three months ended September 30, 2017, an increase of $1.6 million, or 10.5%. The increase resulted primarily from existing operations, primarily due to an increase in new container sales.
Trackage rights expense was $10.3 million for the three months ended September 30, 2018, compared with $9.0 million for the three months ended September 30, 2017, an increase of $1.3 million, or 14.7%. The increase resulted primarily from rate increases in the U.K, as well as a change in the mix of commodities shipped.
Restructuring costs for the three months ended September 30, 2018 of $3.3 million were primarily related to our optimization activities in the U.K. Restructuring costs for the three months ended September 30, 2017 of $2.3 million were primarily related to the restructuring of ERS.
Other expenses, net were $6.7 million for the three months ended September 30, 2018, compared with $8.5 million for the three months ended September 30, 2017, a decrease of $1.8 million, or 21.4%. The decrease was primarily from existing operations resulting from corporate development and related costs recorded in 2017 associated with the acquisition and integration of Pentalver and an accounts receivable reserve recorded in 2017 associated with a customer entering into bankruptcy.
Operating Income/Operating Ratio
Our U.K./European Operations had operating income of $4.6 million for the three months ended September 30, 2018, compared with $5.4 million for the three months ended September 30, 2017. Operating income for the three months ended September 30, 2018 included $3.3 million of restructuring and related costs primarily driven by our optimization activities in the U.K. Operating income for the three months ended September 30, 2017 included $2.3 million of restructuring costs primarily related to ERS. The operating ratio was 97.3% for the three months ended September 30, 2018, compared with 97.0% for the three months ended September 30, 2017.
U.K. Operations Optimization
In 2018, we reorganized our U.K. business into three service platforms: Rail (Intermodal and Heavy Haul), Road (former Freightliner and Pentalver road operations) and Terminals (former Freightliner and Pentalver terminals), with a single combined commercial organization responsible for selling all three services. We also announced a program to restructure and further optimize our operations in the U.K. that began in May 2018 and we intend to complete by early 2019. The program includes the rationalization of the locomotive and railcar fleet, management restructuring (following the U.K. consultative process) and technology investments to upgrade systems to enhance productivity and service quality. Restructuring and related expenses associated with the optimization are expected to be approximately $52 million (assuming the adjustment described in footnote (a) below does not occur and an exchange rate of $1.30 for one British pound) which we expect to recover through improved profitability over the next approximately three years. The restructuring and related expenses are comprised of the following, including our current estimate of the timing of the related charges, which is subject to change (dollars in thousands):

	Nine Months Ended September 30, 2018	Outlook for Three Months Ended December 31, 2018	Outlook for Six Months Ended June 30, 2019	Estimated Total Restructuring and Related Costs
Rationalization of locomotive and railcar fleet(a)	$6,317	$—	$21,200	$28,000
Management restructuring(b)	3,739	2,800	3,350	10,000
Productivity and automation investments	2,790	2,400	8,500	14,000
Total	$12,846	$5,200	$33,050	$52,000

(a)	The emergence of new commercial opportunities may result in less restructuring and related expense.

(b)	Subject to requisite U.K. consultative process.

Restructuring and related activity for the U.K. Operations Optimization program for the nine months ended September 30, 2018 was as follows (dollars in thousands):

	Rationalization of Locomotive and Railcar Fleet	Management Restructuring	Productivity and Automation Investments	Total
Restructuring and related liability as of December 31, 2017	$—	$—	$—	$—
Restructuring and related costs incurred	6,317	3,739	2,790	12,846
Cash payments	(797)	(2,405)	(2,567)	(5,769)
Non-cash settlements	(897)	—	(223)	(1,120)
Restructuring and related liability as of June 30, 2018	$4,623	$1,334	$—	$5,957
Nine Months Ended September 30, 2018 Compared with Nine Months Ended September 30, 2017
Consolidated Operating Results
Operating Revenues
The following table reflects the calculation of our total ongoing operations by subtracting the revenues and carloads from the divested ERS operations from our total operations for the nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Nine Months Ended September 30,						Increase/(Decrease) in Total Operations		Currency Impact
	2018			2017
	Total Operations	Divested Operations	Total Ongoing Operations	Total Operations	Divested Operations	Total Ongoing Operations	Amount	%
Freight revenues	$1,241,245	$17,086	$1,224,159	$1,161,635	$32,558	$1,129,077	$79,610	6.9%	$13,920
Freight-related revenues	429,049	7,006	422,043	387,881	11,940	375,941	41,168	10.6%	8,208
All other revenues	102,661	21	102,640	86,952	22	86,930	15,709	18.1%	1,125
Total operating revenues	$1,772,955	$24,113	$1,748,842	$1,636,468	$44,520	$1,591,948	$136,487	8.3%	$23,253
Carloads	2,484,595	50,949	2,433,646	2,445,458	63,882	2,381,576	39,137	1.6%

The following table sets forth our total ongoing operating revenues and carloads by new operations and existing operations for the nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Nine Months Ended September 30,				Increase/(Decrease) in Existing/Ongoing Operations		Currency Impact on Total Ongoing Operations
	2018			2017
	Total Ongoing Operations	New Operations	Existing Operations	Total Ongoing Operations	Amount	%
Freight revenues	$1,224,159	$1,580	$1,222,579	$1,129,077	$93,502	8.3%	$11,279
Freight-related revenues	422,043	32,532	389,511	375,941	13,570	3.6%	7,084
All other revenues	102,640	14,440	88,200	86,930	1,270	1.5%	1,123
Total operating revenues	$1,748,842	$48,552	$1,700,290	$1,591,948	$108,342	6.8%	$19,486
Carloads	2,433,646	2,813	2,430,833	2,381,576	49,257	2.1%
Operating Expenses
Total operating expenses for the nine months ended September 30, 2018 increased $104.1 million, or 7.7%, to $1,455.1 million, compared with $1,351.0 million for the nine months ended September 30, 2017. The increase consisted of $83.2 million from existing operations and $46.6 million from new operations, partially offset by a $25.6 million decrease from divested operations. The increase from existing operations included a $21.0 million increase from the net appreciation of foreign currencies relative to the United States dollar, as well as increases of $29.6 million in diesel fuel used in train operations, $26.0 million in labor and benefits expense, $7.6 million in depreciation and amortization, $5.3 million in materials expense and $4.1 million in restructuring costs. These increases were partially offset by decreases of $6.2 million in other expenses, net, and $4.3 million of purchased services.

The following table sets forth our total operating expenses for the nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Nine Months Ended September 30,				Increase/(Decrease)	Currency Impact	2017 Constant Currency*	Increase/(Decrease) Constant Currency*
	2018		2017
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$539,407	30.4%	$500,936	30.6%	$38,471	$7,526	$508,462	$30,945
Equipment rents	104,214	5.9%	100,399	6.1%	3,815	3,736	104,135	79
Purchased services	178,864	10.1%	176,358	10.8%	2,506	5,828	182,186	(3,322)
Depreciation and amortization	197,127	11.1%	186,509	11.4%	10,618	1,075	187,584	9,543
Diesel fuel used in train operations	137,487	7.8%	105,718	6.5%	31,769	2,080	107,798	29,689
Electricity used in train operations	7,020	0.4%	6,072	0.4%	948	576	6,648	372
Casualties and insurance	32,862	1.8%	33,346	2.0%	(484)	241	33,587	(725)
Materials	97,589	5.5%	77,861	4.8%	19,728	960	78,821	18,768
Trackage rights	67,119	3.8%	66,652	4.1%	467	1,740	68,392	(1,273)
Net gain on sale and impairment of assets	(2,501)	(0.1)%	(1,096)	(0.1)%	(1,405)	8	(1,088)	(1,413)
Restructuring costs	12,931	0.7%	8,744	0.5%	4,187	630	9,374	3,557
Other expenses, net	82,978	4.7%	89,494	5.5%	(6,516)	1,338	90,832	(7,854)
Total operating expenses	$1,455,097	82.1%	$1,350,993	82.6%	$104,104	$25,738	$1,376,731	$78,366
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
Operating Income/Operating Ratio
Operating income was $317.9 million for the nine months ended September 30, 2018, compared with $285.5 million for the nine months ended September 30, 2017. Operating income for the nine months ended September 30, 2018 included restructuring and related costs of $12.9 million, primarily driven by our optimization activities in the U.K., and corporate development and related costs of $0.9 million, partially offset by a $7.3 million gain on settlement related to Arrium's voluntary administration. Operating income for the nine months ended September 30, 2017 included corporate development and related costs of $10.8 million, primarily associated with the GRail and Providence and Worcester Railroad transactions, and restructuring costs of $8.7 million, primarily related to the restructuring of ERS. Our operating ratio was 82.1% for the nine months ended September 30, 2018, compared with 82.6% for the nine months ended September 30, 2017.
Interest Expense
Interest expense was $80.6 million for the nine months ended September 30, 2018, compared with $80.4 million for the nine months ended September 30, 2017.
Provision for Income Taxes
Our provision for income taxes for the nine months ended September 30, 2018 was $41.6 million, compared with $82.0 million for the nine months ended September 30, 2017. Our provision for income taxes for the nine months ended September 30, 2018 included a $31.6 million benefit from the retroactive extension of the United States Short Line Tax Credit. In addition, the provision for income taxes for the nine months ended September 30, 2018 included an adjustment to record a reserve for uncertain tax positions of $5.5 million related to tax deductions on intercompany financing arrangements in the U.K., of which $3.7 million related to the period from March 25, 2015, the date of the Freightliner acquisition when the arrangements were established, through December 31, 2017. Excluding the benefit from the retroactive extension and the prior period portion of the reserve for uncertain tax positions, our effective income tax rate for the nine months ended September 30, 2018 was 28.4%. Our effective income tax rate for the nine months ended September 30, 2017 was 38.9%. The decrease in our effective income tax rate was primarily a result of the TCJA, which decreased the United States federal corporate income tax rate from 35% to 21%. For additional information regarding our provision for income taxes, see Note 11, Income Taxes, to our Consolidated Financial Statements set forth in "Part I Item 1. Financial Statements" of this quarterly report.

Net Income Attributable to G&W and Earnings Per Common Share
Net income attributable to G&W for the nine months ended September 30, 2018 was $188.9 million, compared with $122.5 million for the nine months ended September 30, 2017. Our basic EPS were $3.13 with 60.3 million weighted average shares outstanding for the nine months ended September 30, 2018, compared with basic EPS of $1.99 with 61.5 million weighted average shares outstanding for the nine months ended September 30, 2017. Our diluted EPS for the nine months ended September 30, 2018 were $3.08 with 61.3 million weighted average shares outstanding, compared with diluted EPS of $1.96 with 62.4 million weighted average shares outstanding for the nine months ended September 30, 2017. Our results for the nine months ended September 30, 2018 and 2017 included certain items affecting comparability between the periods as previously presented in the "Overview—Overview of Nine-Month Results—Items Affecting Comparability."
Operating Results by Segment
The following tables set forth results from our North American Operations, Australian Operations and U.K./European Operations for the nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Nine Months Ended September 30, 2018
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$778,717	$194,335	$268,193	$1,241,245
Freight-related revenues	193,344	32,214	203,491	429,049
All other revenues	48,835	4,017	49,809	102,661
Total operating revenues	1,020,896	230,566	521,493	1,772,955
Operating expenses:
Labor and benefits	329,146	55,318	154,943	539,407
Equipment rents	41,574	3,950	58,690	104,214
Purchased services	43,550	19,603	115,711	178,864
Depreciation and amortization	123,266	46,232	27,629	197,127
Diesel fuel used in train operations	71,963	23,557	41,967	137,487
Electricity used in train operations	—	—	7,020	7,020
Casualties and insurance	23,249	5,198	4,415	32,862
Materials	39,189	8,725	49,675	97,589
Trackage rights	30,225	6,510	30,384	67,119
Net gain on sale and impairment of assets	(2,124)	(133)	(244)	(2,501)
Restructuring costs	42	—	12,889	12,931
Other expenses, net	64,898	(979)	19,059	82,978
Total operating expenses	764,978	167,981	522,138	1,455,097
Operating income/(loss)	$255,918	$62,585	$(645)	$317,858
Operating ratio	74.9%	72.9%	100.1%	82.1%
Interest expense, net	$30,572	$38,914	$9,620	$79,106
Provision for income taxes	$26,930	$7,120	$7,519	$41,569
Expenditures for additions to property & equipment, net of grants from outside parties	$129,607	$27,936	$19,893	$177,436
Carloads	1,282,585	442,798	759,212	2,484,595

	Nine Months Ended September 30, 2017
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$719,622	$191,031	$250,982	$1,161,635
Freight-related revenues	186,814	36,089	164,978	387,881
All other revenues	47,641	4,866	34,445	86,952
Total operating revenues	954,077	231,986	450,405	1,636,468
Operating expenses:
Labor and benefits	314,932	52,447	133,557	500,936
Equipment rents	39,993	4,215	56,191	100,399
Purchased services	45,350	19,821	111,187	176,358
Depreciation and amortization	117,822	45,915	22,772	186,509
Diesel fuel used in train operations	54,038	18,913	32,767	105,718
Electricity used in train operations	—	—	6,072	6,072
Casualties and insurance	26,532	4,219	2,595	33,346
Materials	38,413	8,629	30,819	77,861
Trackage rights	28,732	10,392	27,528	66,652
Net gain on sale and impairment of assets	(870)	(59)	(167)	(1,096)
Restructuring costs	384	338	8,022	8,744
Other expenses, net	59,206	7,471	22,817	89,494
Total operating expenses	724,532	172,301	454,160	1,350,993
Operating income/(loss)	$229,545	$59,685	$(3,755)	$285,475
Operating ratio	75.9%	74.3%	100.8%	82.6%
Interest expense, net	$29,928	$41,500	$7,732	$79,160
Provision for/(benefit from) income taxes	$78,133	$4,805	$(906)	$82,032
Expenditures for additions to property & equipment, net of grants from outside parties	$105,940	$9,721	$17,446	$133,107
Carloads	1,207,760	419,156	818,542	2,445,458
North American Operations
Operating Revenues
The following table sets forth our North American Operations operating revenues and carloads by new operations and existing operations for the nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Nine Months Ended September 30,				Increase in Total Operations		Increase in Existing Operations		Currency Impact
	2018			2017
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%
Freight revenues	$778,717	$1,580	$777,137	$719,622	$59,095	8.2%	$57,515	8.0%	$748
Freight-related revenues	193,344	240	193,104	186,814	6,530	3.5%	6,290	3.4%	170
All other revenues	48,835	10	48,825	47,641	1,194	2.5%	1,184	2.5%	127
Total operating revenues	$1,020,896	$1,830	$1,019,066	$954,077	$66,819	7.0%	$64,989	6.8%	$1,045
Carloads	1,282,585	2,813	1,279,772	1,207,760	74,825	6.2%	72,012	6.0%

Freight Revenues
The following table sets forth the changes in our North American Operations freight revenues by commodity group segregated into new operations and existing operations for the nine months ended September 30, 2018 and 2017 (dollars in thousands):

			Increase/(Decrease) in Total Operations	New Operations	Currency Impact	2017 Constant Currency*	Increase/(Decrease) in Existing Operations Constant Currency*
	Nine Months Ended September 30,
Commodity Group	2018	2017
Agricultural Products	$91,630	$92,956	$(1,326)	113	$95	93,051	(1,534)
Autos & Auto Parts	16,686	17,019	(333)	—	23	17,042	(356)
Chemicals & Plastics	113,625	111,660	1,965	362	161	111,821	1,442
Coal & Coke	62,038	57,123	4,915	—	20	57,143	4,895
Food & Kindred Products	25,587	24,856	731	—	12	24,868	719
Intermodal	1,203	726	477	—	—	726	477
Lumber & Forest Products	70,362	64,903	5,459	1,050	56	64,959	4,353
Metallic Ores	10,816	10,519	297	—	36	10,555	261
Metals	95,791	78,681	17,110	—	120	78,801	16,990
Minerals & Stone	107,122	97,446	9,676	7	33	97,479	9,636
Petroleum Products	52,870	50,696	2,174	2	53	50,749	2,119
Pulp & Paper	90,346	79,690	10,656	—	120	79,810	10,536
Waste	21,316	19,000	2,316	—	2	19,002	2,314
Other	19,325	14,347	4,978	46	17	14,364	4,915
Total freight revenues	$778,717	$719,622	$59,095	1,580	$748	$720,370	$56,767
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.

The following table sets forth our North American Operations freight revenues, carloads and average freight revenues per carload for the nine months ended September 30, 2018 and 2017 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads		Average Freight Revenues Per Carload

	Nine Months Ended September 30,				Nine Months Ended September 30,		Nine Months Ended September 30,
	2018		2017 Constant Currency*
Commodity Group	Amount	% of Total	Amount	% of Total	2018	2017	2018	2017	2017 Constant Currency*
Agricultural Products	$91,630	11.8%	$93,051	12.9%	156,515	157,792	$585	$589	$590
Autos & Auto Parts	16,686	2.1%	17,042	2.4%	26,546	27,705	629	614	615
Chemicals & Plastics	113,625	14.6%	111,821	15.5%	132,530	134,561	857	830	831
Coal & Coke	62,038	8.0%	57,143	7.9%	191,626	170,664	324	335	335
Food & Kindred Products	25,587	3.3%	24,868	3.5%	45,402	44,091	564	564	564
Intermodal	1,203	0.2%	726	0.1%	11,822	7,313	102	99	99
Lumber & Forest Products	70,362	9.0%	64,959	9.0%	111,311	105,020	632	618	619
Metallic Ores	10,816	1.3%	10,555	1.5%	13,499	13,840	801	760	763
Metals	95,791	12.3%	78,801	10.9%	119,796	104,496	800	753	754
Minerals & Stone	107,122	13.8%	97,479	13.5%	170,348	160,917	629	606	606
Petroleum Products	52,870	6.8%	50,749	7.1%	76,231	73,821	694	687	687
Pulp & Paper	90,346	11.6%	79,810	11.1%	127,522	120,831	708	660	661
Waste	21,316	2.7%	19,002	2.6%	42,677	39,461	499	481	482
Other	19,325	2.5%	14,364	2.0%	56,760	47,248	340	304	304
Total	$778,717	100.0%	$720,370	100.0%	1,282,585	1,207,760	$607	$596	$596
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
Total traffic from our North American Operations increased 74,825 carloads, or 6.2%, for the nine months ended September 30, 2018, compared with the same period in 2017. The increase consisted of 72,012 carloads from existing operations and 2,813 carloads from new operations. The increase in traffic from existing operations was principally due to increases of 20,962 carloads of coal and coke traffic, 15,300 carloads of metals traffic, 9,401 carloads of minerals and stone traffic, 9,051 carloads of other commodity traffic, 6,691 carloads of pulp and paper traffic, 4,582 carloads of lumber and forest products traffic, 4,509 carloads of intermodal traffic and 3,216 carloads of waste traffic. All remaining traffic decreased by a net 1,700 carloads.
Changes in average freight revenues per carload in a commodity group may be impacted by changes in customer rates, fuel surcharges, commodity mix and the mix of customer traffic within a commodity group. Average freight revenues per carload from our North American Operations increased 1.8% to $607 for the nine months ended September 30, 2018, compared with the same period in 2017. Average freight revenues per carload from existing operations increased 1.8% to $607 for the nine months ended September 30, 2018, compared with the same period in 2017. Higher fuel surcharges increased average freight revenues per carload by 2.1%, while a change in the mix of commodities decreased average freight revenues per carload by 1.0%. Excluding these factors, average freight revenues per carload from our existing operations increased 0.7%.
The following information discusses the significant changes in our North American Operations freight revenues from existing operations by commodity group excluding the impact of foreign currency.
Coal and coke revenues increased $4.9 million, or 8.6%. Coal and coke traffic increased 20,962 carloads, or 12.3%, which increased revenues by $6.8 million, while average freight revenues per carload decreased 3.3%, which decreased revenues $1.9 million. The increase in carloads was primarily due to increased demand in the central, northeastern and midwestern United States, as well as a maintenance outage at a customer facility in 2017. The decrease in average freight revenues per carload was primarily due to a change in the mix of business.

Lumber and forest products revenues increased $4.4 million, or 6.7%. Lumber and forest products traffic increased 4,582 carloads, or 4.4%, which increased revenues by $2.9 million, and average freight revenues per carload increased 2.1%, which increased revenues by $1.5 million. The increase in carloads was primarily due to increased shipments of lumber in the western United States. The increase in average freight revenues per carload was primarily due to increased fuel surcharge revenues.
Metals revenues increased $17.0 million, or 21.6%. Metals traffic increased 15,300 carloads, or 14.6%, which increased revenues by $12.2 million, and average freight revenues per carload increased 6.1%, which increased revenues by $4.8 million. The increase in carloads was primarily due to increased coil and pig iron shipments in the southern United States, increased scrap steel shipments in the midwestern United States and increased pipe shipments in the southern, central and northeastern United States. The increase in average freight revenues per carload was primarily due to a change in the mix of business and increased fuel surcharge revenues.
Minerals and stone revenues increased $9.6 million, or 9.9%. Minerals and stone traffic increased 9,401 carloads, or 5.8%, which increased revenues by $5.9 million, and average freight revenues per carload increased 3.8%, which increased revenues by $3.7 million. The increase in carloads was primarily due to increased aggregates, cement and clay shipments across North America. The increase in average freight revenues per carload was primarily due to increases in fuel surcharge revenues.
Pulp and paper revenues increased $10.5 million, or 13.2%. Pulp and paper average freight revenues per carload increased 7.1%, which increased revenues by $5.8 million, and traffic increased 6,691 carloads, or 5.5%, which increased revenues by $4.7 million. The increase in average freight revenues per carload was primarily due to a change in the mix of business and increased fuel surcharge revenues. The increase in carloads was primarily due to increased containerboard shipments across North America.
Waste revenues increased $2.3 million, or 12.2%. Waste traffic increased 3,216 carloads, or 8.1%, which increased revenues by $1.6 million, and average freight revenues per carload increased 3.5%, which increased revenues by $0.7 million. The increase in carloads was primarily due to increased demand in the northeastern United States.
Other revenues increased $4.9 million, or 34.2%. Other traffic increased 9,051 carloads, or 19.2%, which increased revenues by $3.1 million, and average freight revenues per carload increased 12.5%, which increased revenues by $1.8 million. The increase in carloads was primarily due to increased empty car traffic in the southern, central and midwestern United States. The increase in average freight revenues per carload was primarily due to shipments of wind towers in the midwestern United States and Canada.
Freight revenues from all remaining commodities combined increased by a net $1.1 million.
Freight-Related Revenues
Excluding a $0.2 million increase due to the impact of foreign currency appreciation, freight-related revenues from our North American Operations, which includes revenues from railcar switching, track access rights, crewing services, storage and other ancillary revenues related to the movement of freight, increased $6.4 million, or 3.4%, to $193.3 million for the nine months ended September 30, 2018, compared with $187.0 million for the nine months ended September 30, 2017. The increase was primarily due to increased switching revenues primarily related to a new iron ore customer in Canada and stronger intermodal and grain volumes in the southeastern United States.
All Other Revenues
Excluding a $0.1 million increase due to the impact of foreign currency appreciation, all other revenues from our North American Operations, which includes revenues from third-party railcar and locomotive repairs, property rentals, railroad construction and other ancillary revenues not directly related to the movement of freight, increased $1.1 million, or 2.2%, to $48.8 million for the nine months ended September 30, 2018, compared with $47.8 million for the nine months ended September 30, 2017. The increase was primarily from existing operations.
Operating Expenses
Total operating expenses from our North American Operations increased $40.4 million, or 5.6%, to $765.0 million for the nine months ended September 30, 2018, compared with $724.5 million for the nine months ended September 30, 2017. The increase consisted of $38.9 million from existing operations and $1.5 million from new operations. The increase from existing operations was primarily due to an increase of $17.7 million in diesel fuel used in train operations, $13.4 million in labor and benefits expense, $5.6 million in other expenses, net and $5.0 million in depreciation and amortization, partially offset by a decrease of $3.4 million in casualties and insurance expense. In addition, the change from existing operations included a $1.1 million increase due to the impact of foreign currency appreciation.

The following table sets forth operating expenses from our North American Operations for the nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Nine Months Ended September 30,							Increase/(Decrease) Constant Currency*
	2018		2017			Currency Impact	2017 Constant Currency*
	Amount	% of Operating Revenues	Amount	% of Operating Revenues	Increase/(Decrease)
Labor and benefits	$329,146	32.2%	$314,932	33.0%	$14,214	$385	$315,317	$13,829
Equipment rents	41,574	4.1%	39,993	4.2%	1,581	44	40,037	1,537
Purchased services	43,550	4.3%	45,350	4.8%	(1,800)	48	45,398	(1,848)
Depreciation and amortization	123,266	12.1%	117,822	12.3%	5,444	260	118,082	5,184
Diesel fuel used in train operations	71,963	7.0%	54,038	5.7%	17,925	152	54,190	17,773
Casualties and insurance	23,249	2.3%	26,532	2.8%	(3,283)	117	26,649	(3,400)
Materials	39,189	3.8%	38,413	4.0%	776	56	38,469	720
Trackage rights	30,225	2.9%	28,732	3.0%	1,493	9	28,741	1,484
Net gain on sale and impairment of assets	(2,124)	(0.2)%	(870)	(0.1)%	(1,254)	3	(867)	(1,257)
Restructuring costs	42	—%	384	—%	(342)	—	384	(342)
Other expenses, net	64,898	6.4%	59,206	6.2%	5,692	62	59,268	5,630
Total operating expenses	$764,978	74.9%	$724,532	75.9%	$40,446	$1,136	$725,668	$39,310
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following information discusses the significant changes in operating expenses of our North American Operations excluding an increase of $1.1 million due to the impact of foreign currency appreciation.
Labor and benefits expense was $329.1 million for the nine months ended September 30, 2018, compared with $315.3 million for the nine months ended September 30, 2017, an increase of $13.8 million, or 4.4%. The increase consisted of $13.4 million, or 4.2%, from existing operations and $0.4 million from new operations. The increase from existing operations was primarily due to annual wage increases, as well as additional overtime.
Depreciation and amortization expense was $123.3 million for the nine months ended September 30, 2018, compared with $118.1 million for the nine months ended September 30, 2017, an increase of $5.2 million, or 4.4%. The increase was primarily attributable to a larger depreciable asset base in 2018 compared with 2017, reflecting capital spending in 2017.
The cost of diesel fuel used in train operations was $72.0 million for the nine months ended September 30, 2018, compared with $54.2 million for the nine months ended September 30, 2017, an increase of $17.8 million, or 32.8%. The increase consisted of $14.7 million due to a 27.1% increase in average fuel cost per gallon and $2.9 million due to a 4.2% increase in diesel fuel consumption.
Casualties and insurance expense was $23.2 million for the nine months ended September 30, 2018, compared with $26.6 million for the nine months ended September 30, 2017, a decrease of $3.4 million, or 12.8%. The decrease was primarily attributable to less weather-related property damage and an insurance gain recognized in 2018 related to a prior year trestle fire.
Other expenses, net were $64.9 million for the nine months ended September 30, 2018, compared with $59.3 million for the nine months ended September 30, 2017, an increase of $5.6 million, or 9.5%. The increase was primarily attributable to an increase in legal fees associated with arbitration proceedings.
Operating Income/Operating Ratio
Operating income from our North American Operations was $255.9 million for the nine months ended September 30, 2018, compared with $229.5 million for the nine months ended September 30, 2017. Operating income for the nine months ended September 30, 2018 and 2017 included corporate development and related costs of $0.7 million and $7.4 million, respectively. The operating ratio was 74.9% for the nine months ended September 30, 2018, compared with 75.9% for the nine months ended September 30, 2017.

Australian Operations
Operating Revenues
The following table sets forth our Australian Operations operating revenues and carloads for the nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Nine Months Ended September 30,		Increase/(Decrease) in Total Operations		Currency Impact
	2018	2017	Amount	%
Freight revenues	$194,335	$191,031	$3,304	1.7%	$(2,158)
Freight-related revenues	32,214	36,089	(3,875)	(10.7)%	(436)
All other revenues	4,017	4,866	(849)	(17.4)%	(91)
Total operating revenues	$230,566	$231,986	$(1,420)	(0.6)%	$(2,685)
Carloads	442,798	419,156	23,642	5.6%
Freight Revenues
The following table sets forth the changes in our Australian Operations freight revenues by commodity group for the nine months ended September 30, 2018 and 2017 (dollars in thousands):

			Increase/(Decrease) in Total Operations	Currency Impact	2017 Constant Currency*	Increase/(Decrease) Total Operations Constant Currency*
	Nine Months Ended September 30,
Commodity Group	2018	2017
Agricultural Products	$15,639	$17,737	$(2,098)	$(181)	$17,556	$(1,917)
Coal and Coke	96,506	86,292	10,214	(829)	85,463	11,043
Intermodal	50,613	52,113	(1,500)	(685)	51,428	(815)
Metallic Ores	24,770	29,595	(4,825)	(494)	29,101	(4,331)
Minerals & Stone	6,247	4,787	1,460	43	4,830	1,417
Petroleum Products	560	507	53	(12)	495	65
Total freight revenues	$194,335	$191,031	$3,304	$(2,158)	188,873	$5,462
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following table sets forth our Australian Operations freight revenues, carloads and average freight revenues per carload for the nine months ended September 30, 2018 and 2017 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads		Average Freight Revenues Per Carload

	Nine Months Ended September 30,				Nine Months Ended September 30,		Nine Months Ended September 30,
	2018		2017 Constant Currency*
Commodity Group	Amount	% of Total	Amount	% of Total	2018	2017	2018	2017	2017 Constant Currency*
Agricultural Products	$15,639	8.0%	$17,556	9.3%	33,816	43,804	$462	$405	$401
Coal & Coke	96,506	49.7%	85,463	45.2%	300,947	271,485	321	318	315
Intermodal	50,613	26.1%	51,428	27.2%	41,321	44,153	1,225	1,180	1,165
Metallic Ores	24,770	12.7%	29,101	15.4%	16,921	24,114	1,464	1,227	1,207
Minerals & Stone	6,247	3.2%	4,830	2.6%	49,567	35,394	126	135	136
Petroleum Products	560	0.3%	495	0.3%	226	206	2,478	2,461	2,403
Total	$194,335	100.0%	$188,873	100.0%	442,798	419,156	$439	$456	$451
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
Total traffic from our Australian Operations increased 23,642 carloads or 5.6%, to 442,798 carloads for the nine months ended September 30, 2018 compared with the same period in 2017. The traffic increase was principally due to increases of 29,462 carloads of coal and coke traffic and 14,173 carloads of minerals and stone traffic, partially offset by decreases of 9,988 carloads of agricultural products traffic, 7,193 carloads of metallic ores traffic and 2,832 carloads of intermodal traffic. All remaining traffic increased by 20 carloads.

Changes in average freight revenues per carload in a commodity group may be impacted by changes in customer rates, fuel surcharges, commodity mix and the mix of customer traffic within a commodity group. Excluding a 1.0% impact of foreign currency, average freight revenues per carload from our Australian Operations decreased 2.7% to $439 for the nine months ended September 30, 2018, compared with the same period in 2017. A change in the mix of commodities decreased average freight revenues per carload by 9.4%, while higher fuel surcharges increased average freight revenues per carload by 0.8%. Excluding these factors, average freight revenues per carload increased 5.9%.
The following information discusses the significant changes in our Australian Operations freight revenues by commodity group excluding the impact of foreign currency.
Agricultural products revenues decreased $1.9 million, or 10.9%. Agricultural products traffic decreased 9,988 carloads, or 22.8%, which decreased revenues by $4.6 million, while average freight revenues per carload increased 15.2%, which increased revenues by $2.7 million. The carload decrease was primarily due to a smaller grain harvest in 2018. The increase in average freight revenues per carload was primarily due to a change in customer mix.
Coal and coke revenues increased $11.0 million, or 12.9%. Coal and coke traffic increased 29,462 carloads, or 10.9%, which increased revenues by $9.4 million, and average freight revenues per carload increased 1.9%, which increased revenues by $1.6 million. The carload increase was primarily due to industrial action at Hunter Valley coal mines in 2017 and increased spot shipments in 2018.
Metallic ores revenues decreased $4.3 million, or 14.9%. Metallic ores traffic decreased 7,193 carloads, or 29.8%, which decreased revenues by $10.5 million, while average freight revenues per carload increased 21.3%, which increased revenues by $6.2 million. The carload decrease was primarily due to the shutdown of an iron ore customer's mine in October 2017. The increase in average freight revenues per carload was primarily due to a change in business mix.
Minerals and stone revenues increased $1.4 million, or 29.3%, primarily due to a traffic increase of 14,173 carloads, or 40.0%. The carload increase was primarily due to a temporary maintenance outage at a customer port facility in 2017.
Freight revenues from all remaining commodities combined decreased by a net $0.8 million.
Freight-Related Revenues
Excluding a $0.4 million decrease due to the impact of foreign currency depreciation, freight-related revenues from our Australian Operations, which includes revenues from railcar switching, track access rights, crewing services, storage and other ancillary revenues related to the movement of freight, decreased $3.4 million, or 9.6%, to $32.2 million for the nine months ended September 30, 2018, compared with $35.7 million for the nine months ended September 30, 2017. The decrease in freight-related revenues was primarily due to decreased switching revenues as a result of a smaller harvest in 2018.
All Other Revenues
Excluding the impact of foreign currency depreciation, all other revenues from our Australian Operations, which includes revenues from third-party railcar and locomotive repairs, property rentals and other ancillary revenues not directly related to the movement of freight, decreased to $4.0 million for the nine months ended September 30, 2018, compared with $4.8 million for the nine months ended September 30, 2017.
Operating Expenses
Total operating expenses from our Australian Operations for the nine months ended September 30, 2018 decreased $4.3 million, or 2.5%, to $168.0 million, compared with $172.3 million for the nine months ended September 30, 2017. Total operating expenses for the nine months ended September 30, 2018 included a $7.3 million gain on settlement related to Arrium's voluntary administration that was recognized as an offset to other expenses, net. The decrease in 2018 also resulted from a decrease in trackage rights expense of $3.8 million, which was partially offset by increases in diesel fuel used in train operations of $4.8 million and labor and benefits expense of $3.4 million. In addition, the change in total operating expenses included a $1.8 million decrease due to the impact of foreign currency depreciation.

The following table sets forth operating expenses from our Australian Operations for the nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Nine Months Ended September 30,							Increase/(Decrease) Constant Currency*
	2018		2017			Currency Impact	2017 Constant Currency*
	Amount	% of Operating Revenues	Amount	% of Operating Revenues	Increase/(Decrease)
Labor and benefits	$55,318	24.0%	$52,447	22.6%	$2,871	$(512)	$51,935	$3,383
Equipment rents	3,950	1.7%	4,215	1.8%	(265)	(50)	4,165	(215)
Purchased services	19,603	8.5%	19,821	8.6%	(218)	(277)	19,544	59
Depreciation and amortization	46,232	20.1%	45,915	19.8%	317	(491)	45,424	808
Diesel fuel used in train operations	23,557	10.2%	18,913	8.2%	4,644	(139)	18,774	4,783
Casualties and insurance	5,198	2.3%	4,219	1.8%	979	(37)	4,182	1,016
Materials	8,725	3.8%	8,629	3.7%	96	(145)	8,484	241
Trackage rights	6,510	2.8%	10,392	4.5%	(3,882)	(98)	10,294	(3,784)
Net (gain)/loss on sale and impairment of assets	(133)	(0.1)%	(59)	—%	(74)	3	(56)	(77)
Restructuring costs	—	—%	338	0.1%	(338)	9	347	(347)
Other expenses, net	(979)	(0.4)%	7,471	3.2%	(8,450)	(112)	7,359	(8,338)
Total operating expenses	$167,981	72.9%	$172,301	74.3%	$(4,320)	$(1,849)	$170,452	$(2,471)
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following information discusses the significant changes in operating expenses of our Australian Operations excluding a decrease of $1.8 million due to the impact of foreign currency depreciation.
Labor and benefits expense was $55.3 million for the nine months ended September 30, 2018, compared with $51.9 million for the nine months ended September 30, 2017, an increase of $3.4 million, or 6.5%. The increase was primarily due to an increase in headcount to support growth initiatives.
The cost of diesel fuel used in train operations was $23.6 million for the nine months ended September 30, 2018, compared with $18.8 million for the nine months ended September 30, 2017, an increase of $4.8 million, or 25.5%. The increase consisted of $5.2 million due to a 27.5% increase in average fuel cost per gallon, partially offset by a decrease of $0.4 million due to a 1.6% decrease in diesel fuel consumption.
Casualties and insurance expense was $5.2 million for the nine months ended September 30, 2018, compared with $4.2 million for the nine months ended September 30, 2017, an increase of $1.0 million, or 24.3%. The increase was primarily attributable to increased derailment and track damage expense in 2018.
Trackage rights expense was $6.5 million for the nine months ended September 30, 2018, compared with $10.3 million for the nine months ended September 30, 2017, a decrease of $3.8 million, or 36.8%. The decrease was primarily due to the shutdown of an iron ore mine in October 2017.
Other expenses, net for the nine months ended September 30, 2018 included a $7.3 million gain on settlement related to Arrium's voluntary administration.
Operating Income/Operating Ratio
Operating income from our Australian Operations was $62.6 million for the nine months ended September 30, 2018, compared with $59.7 million for the nine months ended September 30, 2017. Operating income for the nine months ended September 30, 2018 included a $7.3 million gain on settlement related to Arrium's voluntary administration. The operating ratio was 72.9% for the nine months ended September 30, 2018, compared with 74.3% for the nine months ended September 30, 2017.

U.K./European Operations
Operating Revenues
The following table sets forth our U.K./European total operating revenues for the nine months ended September 30, 2018 and 2017. The table also reflects the calculation of our total ongoing operations by subtracting the revenues from the divested ERS operations from our total operations for the nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Nine Months Ended September 30,						Increase/(Decrease) in Total Operations		Currency Impact
	2018			2017
	Total Operations	Divested Operations	Total Ongoing Operations	Total Operations	Divested Operations	Total Ongoing Operations	Amount	%
Freight revenues	$268,193	$17,086	$251,107	$250,982	$32,558	$218,424	$17,211	6.9%	$15,330
Freight-related revenues	203,491	7,006	196,485	164,978	11,940	153,038	38,513	23.3%	8,474
All other revenues	49,809	21	49,788	34,445	22	34,423	15,364	44.6%	1,089
Total operating revenues	$521,493	$24,113	$497,380	$450,405	$44,520	$405,885	$71,088	15.8%	$24,893
Carloads	759,212	50,949	708,263	818,542	95,121	723,421	(59,330)	(7.2)%
The following table sets forth our ongoing U.K./European Operations total operating revenues and carloads by new operations and existing operations for the nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Nine Months Ended September 30,				Increase/(Decrease) in Existing/Ongoing Operations		Currency Impact on Total Ongoing Operations
	2018			2017
	Total Ongoing Operations	New Operations	Total Existing	Total Ongoing Operations	Amount	%
Freight revenues	$251,107	$—	$251,107	$218,424	$32,683	15.0%	$12,689
Freight-related revenues	196,485	32,292	164,193	153,038	11,155	7.3%	7,350
All other revenues	49,788	14,430	35,358	34,423	935	2.7%	1,087
Total operating revenues	$497,380	$46,722	$450,658	$405,885	$44,773	11.0%	$21,126
Carloads	708,263	—	708,263	723,421	(15,158)	(2.1)%

Freight Revenues
The following table sets forth our U.K./European Operations ongoing operations freight revenues by commodity group by subtracting the revenues from the divested ERS operations from our U.K./European total operations for the nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Nine Months Ended September 30,						Increase/(Decrease) in Existing Operations	Currency Impact on Existing Operations	2017 Constant Currency Existing Operations*	Increase/(Decrease) in Existing Operations Constant Currency*
	2018			2017
Commodity Group	Total Operations	Divested Operations	Total Ongoing/Existing Operations	Total Operations	Divested Operations	Total Ongoing Operations
Agricultural Products	$3,073	$—	$3,073	$3,532	$—	$3,532	$(459)	$384	$3,916	$(843)
Coal & Coke	8,751	—	8,751	7,464	—	7,464	1,287	591	8,055	696
Intermodal	192,413	17,086	175,327	190,163	32,558	157,605	17,722	8,994	166,599	8,728
Minerals & Stone	63,849	—	63,849	49,823	—	49,823	14,026	2,720	52,543	11,306
Petroleum Products	107	—	107	—	—	—	107	—	—	107
Total operating revenues	$268,193	$17,086	$251,107	$250,982	$32,558	$218,424	$32,683	$12,689	$231,113	$19,994
*Constant currency amounts reflect the prior period Total Ongoing Operations translated at the current period exchange rates.

The following table sets forth our U.K./European Operations freight revenues, carloads and average freight revenues per carload for the nine months ended September 30, 2018 and 2017 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads		Average Freight Revenues Per Carload

	Nine Months Ended September 30,				Nine Months Ended September 30,		Nine Months Ended September 30,
	2018		2017 Constant Currency*
Commodity Group	Amount	% of Total	Amount	% of Total	2018	2017	2018	2017	2017 Constant Currency*
Agricultural Products	$3,073	1.1%	$3,916	1.5%	2,349	3,036	$1,308	$1,163	$1,290
Coal & Coke	8,751	3.3%	8,055	3.0%	14,204	18,333	616	407	439
Intermodal	192,413	71.8%	201,798	75.8%	599,840	669,963	321	284	301
Minerals & Stone	63,849	23.8%	52,543	19.7%	142,577	127,210	448	392	413
Petroleum Products	107	—%	—	—%	242	—	442	—	—
Total	$268,193	100.0%	$266,312	100.0%	759,212	818,542	$353	$307	$325
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
Total traffic from our U.K./European Operations decreased 59,330 carloads, or 7.2%, for the nine months ended September 30, 2018, compared with the same period in 2017. Excluding traffic from our divested ERS operations, existing operations traffic decreased 15,158 carloads, or 2.1%, to 708,263 carloads. The decrease in traffic from existing operations was primarily due to decreases of 25,951 carloads of intermodal traffic and 4,129 carloads of coal and coke traffic, partially offset by an increase of 15,367 carloads of minerals and stone traffic. All remaining traffic decreased by a net 445 carloads.
Changes in average freight revenues per carload in a commodity group may be impacted by changes in customer rates, fuel surcharges, commodity mix and the mix of customer traffic within a commodity group. Excluding a 6.4% impact of foreign currency, average freight revenues per carload from our U.K./European Operations increased 8.6% to $353 for the nine months ended September 30, 2018, compared with the same period in 2017. Average freight revenues per carload from existing operations, excluding the impact of foreign currency, increased 11.3% to $355 for the nine months ended September 30, 2018, compared with the same period in 2017.
The following information discusses the significant changes in our U.K./European Operations freight revenues by commodity group excluding the impact of foreign currency and the divested ERS operations.
Intermodal revenues increased $8.7 million, or 5.2%. Intermodal average freight revenues per carload increased 10.0%, which increased revenues by $17.0 million, while traffic decreased 25,951 carloads, or 4.5%, which decreased revenues by $8.3 million. The increase in average freight revenues per carload was primarily due to rate increases and port and route mix resulting from changes in shipping alliances. The decrease in carloads was primarily due to weather-related service cancellations and congestion at the Port of Felixstowe related to the port's information technology system conversion.
Minerals and stone revenues increased $11.3 million, or 21.5%. Minerals and stone traffic increased 15,367 carloads, or 12.1%, which increased revenues by $6.9 million, and average freight revenues per carload increased 8.5%, which increased revenues by $4.4 million. The increase in carloads was primarily due to higher construction aggregates shipments in the U.K. and Poland. The increase in average freight revenues per carload was primarily due to a change in the mix of business in Poland.
Freight revenues from all remaining commodities had a net decrease of less than $0.1 million.
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

Freight-related revenues from our U.K./European Operations were $203.5 million for the nine months ended September 30, 2018, compared with $165.0 million for the nine months ended September 30, 2017, an increase of $38.5 million, or 23.3%. Excluding $32.3 million from new operations, a decrease of $6.1 million from the divested ERS operations and an $8.5 million increase due to the impact of foreign currency appreciation, freight-related revenues from our existing operations increased $3.8 million, or 2.4%, for the nine months ended September 30, 2018, compared with $160.4 million for the nine months ended September 30, 2017. The increase was primarily due to increased switching revenues related to steel traffic, stronger short haul trucking volumes in the U.K. and increased crewing revenue in Poland, partially offset by a decrease in infrastructure services in the U.K.
All Other Revenues
All other revenues from our U.K./European Operations includes revenues from container sales, third-party car and locomotive repairs, property rentals and other ancillary revenues not directly related to the movement of freight. All other revenues from our U.K./European Operations were $49.8 million for the nine months ended September 30, 2018, compared with $34.4 million for the nine months ended September 30, 2017, an increase of $15.4 million, or 44.6%. Excluding $14.4 million from new operations and a $1.1 million increase due to the impact of foreign currency appreciation, all other revenues from our existing operations decreased $0.2 million, or 0.4%, for the nine months ended September 30, 2018, compared with $35.5 million for the nine months ended September 30, 2017.
Operating Expenses
Total operating expenses from our U.K./European Operations were $522.1 million for the nine months ended September 30, 2018, compared with $454.2 million for the nine months ended September 30, 2017, an increase of $68.0 million, or 15.0%. The increase included $45.0 million from new operations and $48.6 million from existing operations, partially offset by a $30.4 million decrease from the divested ERS operations. The increase from existing operations included a $21.7 million increase due to the impact of foreign currency appreciation, as well as increases of $9.2 million in labor and benefits expense, $7.1 million in diesel fuel used in train operations, $4.8 million in restructuring costs, $4.5 million in materials expense and $3.1 million in trackage rights expense, partially offset by a decrease of $3.4 million in other expenses, net.
The following table sets forth operating expenses from our U.K./European Operations for the nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Nine Months Ended September 30,							Increase/(Decrease) Constant Currency*
	2018		2017			Currency Impact	2017 Constant Currency*
	Amount	% of Operating Revenues	Amount	% of Operating Revenues	Increase/(Decrease)
Labor and benefits	$154,943	29.7%	$133,557	29.6%	$21,386	$7,653	$141,210	$13,733
Equipment rents	58,690	11.3%	56,191	12.5%	2,499	3,742	59,933	(1,243)
Purchased services	115,711	22.2%	111,187	24.7%	4,524	6,057	117,244	(1,533)
Depreciation and amortization	27,629	5.3%	22,772	5.1%	4,857	1,306	24,078	3,551
Diesel fuel used in train operations	41,967	8.0%	32,767	7.3%	9,200	2,067	34,834	7,133
Electricity used in train operations	7,020	1.3%	6,072	1.2%	948	576	6,648	372
Casualties and insurance	4,415	0.8%	2,595	0.6%	1,820	161	2,756	1,659
Materials	49,675	9.5%	30,819	6.8%	18,856	1,049	31,868	17,807
Trackage rights	30,384	5.8%	27,528	6.1%	2,856	1,829	29,357	1,027
Net loss/(gain) on sale and impairment of assets	(244)	—%	(167)	—%	(77)	2	(165)	(79)
Restructuring costs	12,889	2.5%	8,022	1.8%	4,867	621	8,643	4,246
Other expenses, net	19,059	3.7%	22,817	5.1%	(3,758)	1,388	24,205	(5,146)
Total operating expenses	$522,138	100.1%	$454,160	100.8%	$67,978	$26,451	$480,611	$41,527
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.

The following information discusses the significant changes in operating expenses of our U.K./European Operations excluding an increase of $26.5 million due to the impact of foreign currency appreciation.
Labor and benefits expense was $154.9 million for the nine months ended September 30, 2018, compared with $141.2 million for the nine months ended September 30, 2017, an increase of $13.7 million, or 9.7%. The increase consisted of $9.3 million from new operations and $9.2 million from existing operations, partially offset by a decrease of $4.7 million from divested operations. The increase from existing operations was primarily due to annual wage increases and an increase in overtime.
Purchased services expense was $115.7 million for the nine months ended September 30, 2018, compared with $117.2 million for the nine months ended September 30, 2017, a decrease of $1.5 million, or 1.3%. The decrease consisted of $13.1 million from divested operations and $2.3 million from existing operations, partially offset by an increase of $13.9 million from new operations. The decrease from existing operations was primarily attributable to lower rail network service costs due to adverse weather and service cancellations.
Depreciation and amortization expense was $27.6 million for the nine months ended September 30, 2018, compared with $24.1 million for the nine months ended September 30, 2017, an increase of $3.6 million, or 14.7%. The increase consisted of$1.9 million from existing operations and $1.7 million from new operations. The increase from existing operations was primarily attributable to a larger depreciable asset base in 2018 compared with 2017, reflecting capital spending in 2017.
The cost of diesel fuel used in train operations was $42.0 million for the nine months ended September 30, 2018, compared with $34.8 million for the nine months ended September 30, 2017, an increase of $7.1 million, or 20.5%. The increase consisted of $5.7 million due to a 17.0% increase in average fuel cost per gallon and $1.5 million due to a 3.0% increase in diesel fuel consumption.
Casualties and insurance expense was $4.4 million for the nine months ended September 30, 2018, compared with $2.8 million for the nine months ended September 30, 2017, an increase of $1.7 million, or 60.2%. The increase consisted of $1.6 million from existing operations and $0.5 million from new operations, partially offset by a decrease of $0.4 million from divested operations. The increase from existing operations was primarily due to increased expense related to claims.
Materials expense, which primarily consists of costs of containers sold to third parties, materials purchased for use in repairing and maintaining our locomotives, railcars and other equipment, as well as costs for general tools and supplies used in our business, was $49.7 million for the nine months ended September 30, 2018, compared with $31.9 million for the nine months ended September 30, 2017, an increase of $17.8 million, or 55.9%. The increase consisted of $13.4 million from new operations and $4.5 million from existing operations. The increase from existing operations was primarily attributable to an increase in the cost of fuel used in trucking operations and new container sales.
Trackage rights expense was $30.4 million for the nine months ended September 30, 2018, compared with $29.4 million for the nine months ended September 30, 2017, an increase of $1.0 million, or 3.5%. The increase consisted of $3.1 million from existing operations, partially offset by a decrease of $2.1 million from divested operations. The increase from existing operations was primarily due to an increase in freight and switching activity.
Restructuring and related costs for the nine months ended September 30, 2018 of $12.9 million were primarily driven by our optimization activities in the U.K. Restructuring and related costs of $8.6 million for the nine months ended September 30, 2017 were primarily related to the restructuring of ERS.
Other expenses, net were $19.1 million for the nine months ended September 30, 2018, compared with $24.2 million for the nine months ended September 30, 2017, a decrease of $5.1 million, or 21.3%. The decrease consisted of $3.6 million from divested operations and $3.4 million from existing operations, partially offset by an increase of $1.9 million from new operations. The decrease from existing operations was primarily due to corporate development and related costs recorded in 2017 associated with the acquisition and integration of Pentalver.
Operating Loss and Operating Ratio
Our U.K./European Operations had an operating loss of $0.6 million for the nine months ended September 30, 2018, compared with an operating loss of $3.8 million for the nine months ended September 30, 2017. The operating loss for the nine months ended September 30, 2018 included $12.9 million of restructuring and related costs. The operating loss for the nine months ended September 30, 2017 included $8.0 million, or $8.6 million excluding the impact of foreign currency, of restructuring costs. The operating ratio was 100.1% for the nine months ended September 30, 2018, compared with 100.8% for the nine months ended September 30, 2017.

Liquidity and Capital Resources
We had cash and cash equivalents of $74.1 million as of September 30, 2018, of which $52.6 million was from our Australian Operations, which we control through a 51.1% ownership interest. In accordance with our Australia Partnership agreement, the cash and cash equivalents of our Australian Operations can be used to make payments in the usual and regular course of business, pay down debt of the Australia Partnership and make distributions to the partners in proportion to their investments. During the nine months ended September 30, 2018, the Australia Partnership made a A$40.0 million distribution, of which A$20.4 million (or $15.6 million at the exchange rate at the time the payment was made) and A$19.6 million (or $14.9 million at the exchange rate at the time the payment was made) were distributed to us and MIRA, respectively, and no such distributions were made for the nine months ended September 30, 2017.
Based on current expectations, we believe our cash, together with our other liquid assets, anticipated future cash flows from operations, availability under our credit agreement and access to debt and equity capital markets and other sources of available financing will be sufficient to fund expected operating, capital and debt service requirements and other financial commitments for the foreseeable future. At September 30, 2018, we had $616.6 million of unused borrowing capacity under the Amended Credit Agreement, as defined below.
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
Since entering into the Amendment, we made prepayments of $120.0 million on our United States term loan and £25.0 million (or $32.8 million at the exchange rate on the date the payment was made) on our U.K. term loan. For additional information regarding our Amended Credit Agreement, see Note 6, Long-Term Debt, to our Consolidated Financial Statements set forth in "Part I Item 1. Financial Statements" of this quarterly report.
As of September 30, 2018, we had long-term debt, including current portion, of $2,325.7 million, which comprised 38.1% of our total capitalization. As of December 31, 2017, we had long-term debt, including current portion, of $2,331.3 million, which comprised 37.4% of our total capitalization. Our long-term debt, including current portion, consisted of the following as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018	December 31, 2017
Senior secured credit facility	$1,632,657	$1,567,882
Australian senior secured credit facility(a)	474,390	525,101
Australian subordinated shareholder loan from MIRA(b)	172,296	186,085
Other debt	67,696	77,402
Less: deferred financing fees	(21,345)	(25,175)
Total debt	$2,325,694	$2,331,295
(a) Standalone credit agreement is non-recourse to us and MIRA.
(b) Shareholder loan is non-recourse to us.
During the nine months ended September 30, 2018 and 2017, we generated $397.5 million and $350.4 million, respectively, of cash from operating activities. Changes in working capital decreased net cash flows by $15.1 million and $28.4 million for the nine months ended September 30, 2018 and 2017, respectively.
During the nine months ended September 30, 2018 and 2017, our cash used in investing activities was $165.9 million and $232.9 million, respectively. For the nine months ended September 30, 2018, the primary drivers of cash used in investing activities were $194.1 million of cash used for capital expenditures, including $33.9 million for new business investments and $20.1 million related to capital expenditures accrued in 2017, partially offset by $16.7 million of cash received from grants from outside parties for capital spending and $7.9 million of net proceeds from the sale of ERS. For the nine months ended September 30, 2017, primary drivers of cash used in investing activities were $107.6 million of net cash paid for acquisitions, including the acquisitions of Pentalver and HOG and a 50% joint venture in CG Railway, LLC, partially offset by proceeds received from a working capital adjustment related to the GRail acquisition, and $149.1 million of cash used for capital expenditures, including $12.5 million related to capital expenditures accrued in 2016, partially offset by $16.0 million in cash received from grants from outside parties for capital spending.

During the nine months ended September 30, 2018 and 2017, our cash used in financing activities was $237.0 million and $75.5 million, respectively. For the nine months ended September 30, 2018, the primary drivers of cash used in financing activities were $270.5 million for common share repurchases, a $14.9 million distribution made by the Australia Partnership to its noncontrolling interest holders, $6.3 million for installment payments on deferred consideration related to the Freightliner acquisition and $5.3 million in debt amendment and issuance costs, partially offset by net proceeds of $55.0 million from an increase in outstanding debt. For the nine months ended September 30, 2017, the primary driver of cash used in financing activities resulted from net payments on outstanding debt of $80.2 million. For additional information regarding our common share repurchases, see Note 3, Earnings Per Common Share, to our Consolidated Financial Statements set forth in "Part I Item 1. Financial Statements" of this quarterly report.
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
During the nine months ended September 30, 2018, we incurred $190.2 million in aggregate capital expenditures related to current year projects of which we paid $174.0 million in cash and accrued $16.1 million in accounts payable as of September 30, 2018. Of the $15.9 million of grants from outside parties related to these current year projects, we received $7.7 million in cash and we expect to receive an additional $8.2 million, which was included in outstanding grant receivables from outside parties as of September 30, 2018.
The following table sets forth our capital expenditures related to current year projects incurred by segment for the nine months ended September 30, 2018 (dollars in thousands):

	Nine Months Ended September 30, 2018
	North American Operations	Australian Operations	U.K./European Operations	Total
Capital Expenditures:
Track and equipment, self-funded	$115,673	$7,846	$16,256	$139,775
Track and equipment, subject to third-party funding	16,434	—	—	16,434
New business investments	8,874	21,435	3,637	33,946
Gross capital expenditures	140,981	29,281	19,893	190,155
Grants from outside parties	(15,904)	—	—	(15,904)
Net capital expenditures	$125,077	$29,281	$19,893	$174,251
Cash of $194.1 million paid for purchases of property and equipment during the nine months ended September 30, 2018 consisted of $174.0 million for 2018 capital projects and $20.1 million related to capital expenditures accrued in 2017. Grant proceeds from outside parties during the nine months ended September 30, 2018 consisted of $7.7 million for grants related to 2018 capital expenditures and $9.0 million for grants related to our capital expenditures from prior years.
We periodically receive grants for the upgrade and construction of rail lines and the upgrade of locomotives from federal, provincial, state and local agencies and other outside parties in the United States, Canada and Australia. These grants typically reimburse us for 50% to 100% of the actual cost of specific projects.
Recently Adopted and Recently Issued Accounting Standards
See Note 1, Principles of Consolidation and Basis of Presentation, and Note 16, Recently Issued Accounting Standards, to our Consolidated Financial Statements set forth in "Part I Item 1. Financial Statements" of this quarterly report.

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
Our off-balance sheet arrangements as of December 31, 2017 consisted of operating lease obligations. Effective January 1, 2019, we will adopt Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), which will require lessees to recognize leases on their balance sheet as a right-of-use asset with a corresponding liability. See Note 16, Recently Issued Accounting Standards, to our Consolidated Financial Statements set forth in "Part I Item 1. Financial Statements" of this quarterly report for additional information regarding this standard. There were no material changes in our off-balance sheet arrangements during the nine months ended September 30, 2018.
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
When comparing the effects of average foreign currency exchange rates on operating revenues and operating expenses during the three months ended September 30, 2018 and 2017, foreign currency translation had a negative impact on our consolidated operating revenues and a positive impact on our consolidated operating expenses. When comparing the effects of average foreign currency exchange rates on operating revenues and operating expenses during the nine months ended September 30, 2018 and 2017, foreign currency translation had a net positive impact on our consolidated operating revenues and a net negative impact on our consolidated operating expenses. Currency effects related to operating revenues and operating expenses are presented within the discussion of these respective items included within this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following tables reflect the exchange rates used to translate the foreign entities respective local currency results into United States dollars as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017:

	September 30, 2018	December 31, 2017
United States dollar per Australian dollar	$0.72	$0.78
United States dollar per British pound	$1.30	$1.35
United States dollar per Canadian dollar	$0.77	$0.80
United States dollar per Euro	$1.16	$1.20

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
United States dollar per Australian dollar	$0.73	$0.79	$0.76	$0.77
United States dollar per British pound	$1.30	$1.31	$1.35	$1.28
United States dollar per Canadian dollar	$0.77	$0.80	$0.78	$0.77
United States dollar per Euro	$1.16	$1.17	$1.19	$1.11

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
During the nine months ended September 30, 2018, there were no material changes to the Quantitative and Qualitative Disclosures About Market Risk previously disclosed in our 2017 Annual Report on Form 10-K (see Note 8, Derivative Financial Instruments, to our Consolidated Financial Statements set forth in "Part I Item 1. Financial Statements" of this quarterly report).

ITEM 4.	CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures — We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, the disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Internal Control Over Financial Reporting — There were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In November 2014, we received a notice from the United States Environmental Protection Agency (EPA) requesting information under the Clean Water Act related to the discharge of crude oil as a result of a derailment of an Alabama & Gulf Coast Railway LLC (AGR) freight train in November 2013 in the vicinity of Aliceville, Alabama. In May 2018, the EPA notified the AGR of a maximum civil payment of up to $14.1 million, based on the amount of oil allegedly discharged and other relevant factors considered under the applicable regulation. The evaluation of our defenses, settlement options and applicable insurance is ongoing.
We have also been involved in several arbitrations related to contractual disputes that are not covered by insurance, which were resolved during the three months ended September 30, 2018. In March 2017, CSX Transportation, Inc. (CSXT) initiated arbitration against several of our subsidiaries associated with freight revenue factors (or divisions) under certain operating agreements associated with leased railroads. During the three months ended September 30, 2018, a final award was issued in the CSXT arbitration that denied CSXT’s request to reduce freight revenue factors and resolved the related contractual disputes with no material impact on our subsidiaries. The previously disclosed arbitration related to the AGR’s collection of approximately $13 million of liquidated damages under a volume commitment contract with a customer was also favorably resolved during the three months ended September 30, 2018, and all outstanding amounts due to the AGR, plus interest, were collected in October 2018.

ITEM 1A.	RISK FACTORS.
For a discussion of our potential risks or uncertainties, please see Risk Factors in Part I Item 1A of the Company's 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission. There have been no material changes to the risk factors disclosed in the 2017 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
There were no unregistered sales of equity securities for the period covered by this Quarterly Report on Form 10-Q.
Issuer Purchases of Equity Securities

Period in 2018	(a) Total Number of Shares (or Units) Purchased (1)(2)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Shares (or Units) (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (2)
July 1 to July 31	—	$—	—	$107,676,240
August 1 to August 31	481,974	$87.21	481,974	$65,642,994
September 1 to September 30	411,731	$87.76	411,701	$29,511,717
Total	893,705	$87.46	893,675
(1) Of the 893,705 shares acquired in the three months ended September 30, 2018, 30 shares represent common stock acquired by us from our employees who surrendered shares in lieu of cash either to fund their exercise of stock options or to pay taxes on equity awards granted under our Fourth Amended and Restated 2004 Omnibus Plan.
(2) In September 2015, the Board of Directors (the Board) authorized the repurchase of up to $300 million of our Class A Common Stock and appointed a special committee of the Board to review and approve repurchases proposed by management, which authorization was reaffirmed on by the Board on March 4, 2018. During the three months ended September 30, 2018, we repurchased 893,675 shares of our Class A Common Stock under the repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
None.

ITEM 6.	EXHIBITS.
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

Exhibit No.	Description of Exhibits

*3.1	Amended and Restated By-Laws of Genesee & Wyoming Inc., effective as of November 2, 2018.

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

*32.1	Section 1350 Certification

*101
The following financial information from Genesee & Wyoming Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017, (iv) Consolidated Statements of Changes in Equity for the nine months ended September 30, 2018 and 2017, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, and (vi) the Notes to Consolidated Financial Statements.

*Exhibit filed or furnished with this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENESEE & WYOMING INC.

Date:	November 6, 2018	By:	/s/ TIMOTHY J. GALLAGHER
		Name:	Timothy J. Gallagher
		Title:	Chief Financial Officer (Principal Financial Officer)

Date:	November 6, 2018	By:	/s/ CHRISTOPHER F. LIUCCI
		Name:	Christopher F. Liucci
		Title:	Chief Accounting Officer (Principal Accounting Officer)