Form 10-K
period 2018-12-31
GENESEE & WYOMING INC
filed 2019-02-26
CIK 1012620

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).  ☐  Yes    ☑  No
Aggregate market value of Class A Common Stock held by non-affiliates based on the closing price as reported by the New York Stock Exchange on the last business day of the registrant's most recently completed second fiscal quarter: $4,717,491,602. Shares of Class A Common Stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determinant for other purposes.
Shares of common stock outstanding as of the close of business on February 22, 2019:

Class	Number of Shares Outstanding
Class A Common Stock	56,288,247
Class B Common Stock	517,138
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year ended December 31, 2018 in connection with the Annual Meeting to be held on May 22, 2019 are incorporated by reference in Part III hereof and made a part hereof.

Genesee & Wyoming Inc.
FORM 10-K
For The Fiscal Year Ended December 31, 2018

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

PART I
ITEM 1.     Business.
OVERVIEW
We own or lease 120 freight railroads worldwide that are organized in nine operating regions with approximately 8,000 employees and 3,000 customers.

•	Our seven North American regions serve 41 U.S. states and four Canadian provinces and include 114 short line and regional freight railroads with more than 13,000 track-miles.

•
Our Australian Region serves New South Wales, the Northern Territory and South Australia and operates the 1,400-mile Tarcoola-to-Darwin rail line. The Australia Region is 51.1% owned by G&W and 48.9% owned by a consortium of funds and clients managed by Macquarie Infrastructure and Real Assets (MIRA).

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
GROWTH STRATEGY
Since our initial public offering in 1996, our revenues have increased at a compound annual growth rate of 16.8%, from $77.8 million in 1996 to $2.3 billion in 2018. Over the same period, our stock price has increased at a compound growth rate of 14.2%, from $3.75 on June 25, 1996, adjusted for stock splits, to $74.02 on December 31, 2018. We have achieved these results primarily through the disciplined execution of our growth strategy, which has two main drivers: (1) our operating strategy; and (2) our acquisition and investment strategy.
Operating Strategy
Our railroads operate under strong regional management teams, supported by centralized administrative, commercial and operational support and oversight. As of December 31, 2018, our operations were organized in nine geographic regions. In North America, we have seven regions: Central (which includes industrial switching operations), Coastal (which includes industrial switching and port operations), Midwest, Northeast, Southern, Western and Canada. Outside North America, we have two regions: Australia (which is 51.1% owned by us through the Australia partnership with MIRA) and U.K./Europe (which consists of operations in the U.K., Germany, the Netherlands and Poland, as well as the provision of management and technical support through Freightliner Group Limited (Freightliner) to Saudi Railway Company).

In each of our regions, we seek to encourage the entrepreneurial drive, local knowledge, customer service and safety culture that we view as critical to achieving our financial goals. Our regional managers focus on increasing our return on invested capital, earnings and cash flow through the disciplined execution of our operating strategy. At the regional level, our operating strategy consists of the following five principal elements:

•
Continuous Safety Improvement. We believe that a safe work environment is essential for our employees, our customers and the communities in which we conduct business and that the attention to detail necessary to eliminate employee injuries translates into efficient, well-run operations. Each year, we establish stringent safety targets as part of our safety program. To monitor our safety performance, we apply the guidelines established by the United States Federal Railroad Administration (FRA) to all of our operations worldwide. In 2018, our operations achieved a consolidated FRA reportable injury frequency rate of 0.84 per 200,000 man-hours worked. Through the implementation of our safety program, we have reduced our injury frequency rate by 57% since 2006, when it was 1.95 injuries per 200,000 man-hours worked. For comparative purposes, from January 2018 through November 2018, the most recent month for which FRA data is publicly available, the United States short line average reportable injury frequency rate was 2.64 injuries per 200,000 man-hours worked, and the United States regional railroad average was 2.93 injuries per 200,000 man-hours worked. Based on these results, in 2018, our operations were more than three times safer than the short line and regional railroad averages. Our safety program also focuses on the safety and security of our train operations, and we monitor our reportable derailments worldwide in accordance with the guidelines established by the FRA. Our operations achieved a consolidated reportable derailment frequency rate, defined as FRA reportable derailments per 200,000 man-hours worked, of 0.68 and 0.58 for the years ended December 31, 2018 and 2017, respectively.

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

•
Focused Regional Marketing. We generally build and operate each of our regions based on the local customer base within our operating geographies and seek to grow rail traffic through intensive marketing efforts to new and existing customers. As a result of the acquisition of RailAmerica, Inc. (RailAmerica) in 2012, Freightliner in 2015, Glencore Rail (NSW) Pty Limited (GRail) in 2016 and Pentalver Transport Limited (Pentalver) in 2017, we believe that our expanded footprint across North America, Australia, the United Kingdom and Europe provides us with greater visibility of new commercial and industrial development opportunities in these geographies that should continue to enhance the success of our marketing efforts. Further, we believe that our relationship with MIRA, a recognized Australian infrastructure investor, will enable us to leverage our rail platform for future growth opportunities in Australia. We also pursue additional sources of revenue by providing ancillary rail services such as railcar switching, rolling-stock and shipping container repair, storage, cleaning, weighing and blocking and bulk transfer, which enables our customers and Class I carriers to move freight more easily and cost-effectively.

•
Low Cost Structure. We focus on running cost effective railroad operations and historically have been able to operate acquired rail lines more efficiently than they were operated prior to our acquisition. We typically achieve efficiencies by lowering administrative overhead by leveraging our regional structure, consolidating equipment and in-sourcing track maintenance, reducing transportation costs, selling surplus assets and reducing expenses associated with accidents and personal injuries through the implementation of our safety culture. In addition, through our Roots Reset program, which is an internal framework focused on improving the operating efficiency of our railroads, we periodically review and benchmark our railroad operations and service plans. The purpose of the program is to identify revenue opportunities, to reduce costs and to optimize asset utilization.

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
Acquisition and Investment Strategy
Our acquisition and investment strategy includes the acquisition or long-term lease of existing railroads, as well as investment in rail equipment and/or track infrastructure to serve new and existing customers. Since 2000, we have added 105 railroads through the execution of our acquisition and investment strategy. Historically, our acquisition, investment and long-term lease opportunities have been from the following five sources:

•
Acquisitions of short line and regional railroads in the United States and Canada, such as the Heart of Georgia Railroad, Inc. (HOG) in 2017 and the Providence and Worcester Railroad Company (Providence and Worcester Railroad) in 2016 and our acquisitions of Pinsly Railroad Company's (Pinsly) Arkansas Division (Pinsly Arkansas) in 2015, RailAmerica in 2012, Arizona Eastern Railway Company in 2011, CAGY Industries, Inc. in 2008, the Ohio Central Railroad System in 2008 and Rail Management Corporation in 2005. Based on Association of American Railroads (AAR) data issued in 2018, there were approximately 500 short line and regional railroads in the United States not owned by us;

•
Acquisitions of international railroads and transportation service providers, such as our acquisitions of Pentalver in the U.K. in 2017, London-based Freightliner in 2015, FreightLink Pty Ltd (FreightLink) in Australia in 2010 and Rotterdam Rail Feeding B.V. (RRF) in the Netherlands in 2008. We believe that there are additional acquisition and investment prospects in Australia, Europe and other international markets, including significant opportunities to invest in ancillary businesses that expand our service offerings;

•
Investments in track and/or rolling stock to support growth in new or existing areas of operations, such as recent purchases of rolling stock in Australia to support the increase in spot coal traffic and our September 2017 joint venture with SEACOR Holdings, Inc. to own and operate the CG Railway, LLC (CGR). CGR provides a freight rail ferry service that extends our reach from Mobile, Alabama to southeastern Mexico;

•
Acquisitions or long-term leases of branch lines of Class I railroads, such as our acquisition of the assets comprising the western end of the Dakota, Minnesota & Eastern Railroad Corporation (DM&E) from Canadian Pacific Railway Limited (CP) in 2014; and

•
Acquisitions of operations from industrial or mining companies, such as our acquisitions of GRail from Glencore Coal Pty Limited in Australia on December 1, 2016 and the railroads owned by Georgia-Pacific Corporation in 2003.

When we make acquisitions, we seek to increase revenues and reduce costs wherever possible and to implement best practices to increase the value of our investment, which is frequently accomplished through the elimination of duplicative overhead costs, implementation of our safety culture, improvements to operating plans, more efficient equipment utilization and enhanced customer service and marketing initiatives. In some cases, however, the best way to maximize the value of an investment is to increase expenditures at a new acquisition, such as for track upgrades or equipment for new service, which improves customer satisfaction and drives additional revenue growth.
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
INDUSTRY
North American Operations
United States
According to the AAR's 2018 Railroad Facts Book, there were 613 freight railroads in the United States operating over approximately 137,000 miles of track. As described in the table below, the AAR classifies railroads operating in the United States into one of three categories based on an individual railroad's operating revenues (adjusted for inflation) and track miles operated.
The following table shows the breakdown of freight railroads in the United States by classification:

Classification of Railroads	Number	Aggregate Miles Operated	Revenues and Miles Operated
Class I(a)	7	93,058	$463.86 million or more
Regional or Class II	22	11,035	At least $20 million and 350 or more miles operated; or $37.11 million to $463.86 million
Local or Class III	584	32,758	Less than $37.11 million and less than 350 miles operated
Total	613	136,851

(a)	CSX Corp, BNSF Railway Co., Norfolk Southern Corp., Kansas City Southern Railway Co., Union Pacific Railroad Co., Canadian National Railway Co. and Canadian Pacific Railway Limited.
Source: AAR 2018 Railroad Facts Book
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
We operate two regional and 104 local (short line) railroads in the United States over approximately 15,800 miles of track, inclusive of approximately 3,200 miles of track that are owned or leased by others, which we operate through various trackage and operating rights agreements.
Canada
According to Rail Trends 2018, published by The Railway Association of Canada (RAC), there are approximately 26,400 miles (42,500 kilometers (km)) of track operated by railroads in Canada. Similar to the United States railroad industry, freight railroads in Canada are also categorized as Class I railroads, regional railroads and short line railroads. In Canada, there are two Class I railroads that are largely transcontinental carriers in Canada, with significant United States operations as well, several regional operators and approximately 50 short line railroads.
We operate eight local (short line) railroads in Canada over approximately 1,318 miles of track, inclusive of approximately 100 miles of track that are owned or leased by others, which we operate through various trackage and operating rights agreements.
Australian Operations
Australia has approximately 25,000 miles (40,000 km) of both publicly and privately owned track that link major capital cities and key regional centers and also connect key mining regions to ports. The Australian rail network comprises three track gauges: broad, narrow and standard gauge. There are three major interstate rail segments in Australia: the east-west corridor (Sydney, New South Wales to Perth, Western Australia); the east coast corridor (Brisbane, Queensland to Melbourne, Victoria); and the north-south corridor (Darwin, Northern Territory to Adelaide, South Australia). In addition, there are a number of intrastate rail freight networks servicing major agricultural and mining regions in Queensland, New South Wales, Western Australia, South Australia and Victoria.
The Australian rail freight transport industry is largely open access, which means that network owners and managers must provide access to the rail network to all accredited rail service providers, subject to the rules and negotiation framework of each applicable access regime. The access rules generally include pricing principles and standards of use and are established by the applicable state or Commonwealth government. The Australian rail freight transport industry is structured around two components: train operations for freight haulage services (above rail) and rail track access operation and management (below rail). This contrasts with the North American freight rail industry where railroad operators almost always have exclusive use of the track that they own or lease. We are an accredited rolling-stock operator in all mainland Australian states and a Rail infrastructure Manager in the Northern Territory and South Australia.
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
U.K./European Operations
United Kingdom
According to Network Rail, the authority responsible for Great Britain’s railway network, there are approximately 20,000 miles (32,000 km) of track owned and managed by it, and there are seven rail operators licensed for freight transport in Great Britain. Great Britain’s rail network is also open access, which means rail lines can be utilized by any licensed rail operator with an appropriate track access agreement in place. In the U.K.'s open access framework, the infrastructure managers must provide access to the rail infrastructure to all accredited rail service providers, subject to the rules and framework of each applicable access regime. As a result, U.K. rail freight customers have access to multiple rail carriers under the open access regime, and our operations face competition from both other rail freight carriers and other modes of transportation, such as road and water. In Great Britain, in 2017, 9% of all freight goods were moved by rail, while over the same period, 78% and 13% of goods were moved via road and water, respectively.
Through the acquisition of Pentalver, we operate off-dock container terminals (most under long-term lease) strategically placed at each of the three major seaports of Felixstowe, Southampton and London Gateway, as well as an inland terminal located at Cannock, in the U.K. Midlands, near many of the nation’s largest distribution centers. In addition to providing storage for loaded and empty containers on over 100 acres of land, Pentalver also operates a trucking haulage service with more than 150 trucks, primarily providing daily service between the seaports of Felixstowe and Southampton and its inland terminal at Cannock. Pentalver also provides services related to container maintenance, repair and conversions (including refrigerated containers) and is one of the largest sellers of new and used containers in the U.K.
The maritime container logistics industry in the U.K. is highly competitive, whether by road, rail or short-sea, with a premium placed on timely, efficient and safe service. We provide rail and road transportation solutions, as well as offer storage options at the ports and inland and provide local collection and delivery haulage from Freightliner’s inland terminals.
Freightliner is the largest rail participant in the U.K. intermodal market (deep sea maritime containers), and when combined with Freightliner's bulk haulage operations, including coal, aggregates, cement and infrastructure services, Freightliner is the second largest rail freight company in the U.K.
Belgium
According to Infrabel, the Belgian railways infrastructure manager, there are approximately 2,238 miles (3,602 km) of track owned and managed by it on the Belgian rail network, and currently there are 12 rail operators licensed for freight transport in Belgium. As a result of the country's open access regime, this track may be accessed by any operator admitted and licensed to provide freight transport in the country. Our subsidiary, Belgium Rail Feeding, has the ability to operate in Belgium, but is currently not doing business.
Germany
The German rail network is composed of approximately 20,654 miles (33,241 km) of track. There are approximately 385 rail operators certified for freight transport in Germany. In Germany, as well as in other Continental European markets, the leading rail freight operators are often state controlled, such as DB Cargo AG in Germany. As a result of Germany's open access regime, the rail infrastructure may be accessed by any licensed rail operator.

A number of our subsidiaries operate in Germany. Freightliner PL Sp. zo. o. (Freightliner Poland) operates on the open access rail system within Poland with cross-border traffic into Germany. Freightliner DE GmbH (Freightliner Germany) operates on the open access rail system within Germany with cross-border traffic into Poland.
Netherlands
According to ProRail, the entity responsible for the Dutch rail infrastructure, there are approximately 4,363 miles (7,021 km) of track owned and managed by it on the Dutch rail network. As a result of the open access regime in the Netherlands, this track may be accessed by any admitted and licensed rail operator. According to ProRail, there are 21 rail operators that provide rail freight services in the Netherlands.
In the Netherlands, our subsidiary, RRF, operates mainly in the Port of Rotterdam on the main rail freight corridors towards the German and Belgian borders.
Poland
According to the Office of Rail Transport, the railway regulator in Poland, there are approximately 114 rail operators certified for freight transport in Poland operating over approximately 11,939 miles (19,214 km) of track. As a result of Poland’s open access regime, this rail infrastructure may be accessed by any admitted and licensed rail operator.
In Poland, our subsidiary, Freightliner Poland, operates on the open access network within Poland.
OPERATIONS
Through our subsidiaries, we own or lease 120 freight railroads worldwide, including 104 short line railroads and two regional freight railroads in the United States, eight short line railroads in Canada, three railroads in Australia, one in the U.K., one in Poland and Germany and one in the Netherlands. Our subsidiaries provide freight rail service at more than 40 major ports in North America, Australia and Europe and perform contract coal loading and railcar switching for industrial customers.
Our railroads operate over approximately 16,100 miles of track that are owned, jointly owned or leased by us, which includes the Tarcoola-to-Darwin rail line in Australia that we manage under a concession agreement that expires in 2054. Also, through various track access arrangements, we operate over approximately 6,200 additional miles of track that is owned or leased by others.
While our railroads are predominantly focused on freight service, certain of our railroads interact with passenger rail operations. The majority of our railroads in the U.K. and Continental Europe provide freight service that is commingled with passenger operations on third party track. In North America and Australia, it is not uncommon for passenger or excursion operators to provide service over our track. In addition, in the United States, the Providence and Worcester Railroad provides freight service over track that is owned by a passenger operator, and our Portland & Western Railroad operates passenger trains for the Tri-County Metropolitan Transportation District of Oregon.
Freight Revenues
We generate freight revenues from the haulage of freight by rail. Freight revenues represented approximately 70%, 70% and 69% of our total operating revenues for the years ended December 31, 2018, 2017 and 2016, respectively.
Our railroads transport a wide variety of commodities. For a comparison of freight revenues, carloads and average freight revenues per carload by commodity group for the years ended December 31, 2018, 2017 and 2016, see the discussion under "Part II Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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
Rail traffic shipped on our rail lines can be categorized either as interline or local traffic. Interline traffic passes over the lines of two or more rail carriers. It can originate or terminate with customers located along a rail line, or it can pass over the line from one connecting rail carrier to another without the traffic originating or terminating on the rail line (referred to as overhead traffic). Local traffic both originates and terminates on the same rail line and does not involve other carriers. Unlike overhead traffic, which has the potential to move from origin to destination without using our rail line, originating, terminating and local traffic in North America provides us with a more stable source of revenues because this traffic represents shipments to and/or from customers located along our rail lines and is less susceptible to competition from other rail routes or other modes of transportation. In 2018, revenues generated from originating, terminating and local traffic in North America constituted approximately 93% of our North American freight revenues. In Australia, the U.K. and Continental Europe, railroads generally serve from origin to destination with few, if any, interline movements.
Freight-Related Revenues
We generate freight-related revenues primarily from port terminal railroad operations and industrial switching services (where we operate trains on a contract basis in facilities we do not own), trucking haulage services and container storage, as well as demurrage, storage, car hire, track access rights, transloading, crewing services, traction service (or hook and pull service that requires us to provide locomotives and drivers to move a customer's train between specified origin and destination points) and other ancillary revenues related to the movement of freight. Freight-related revenues represented approximately 24%, 24% and 27% of our total operating revenues for the years ended December 31, 2018, 2017 and 2016, respectively.
All Other Revenues
We generate all other revenues primarily from revenues from third-party railcar and locomotive repairs, container sales, property rentals and other ancillary revenues not directly related to the movement of freight. All other revenues represented approximately 6%, 6% and 5% of our total operating revenues for the years ended December 31, 2018, 2017 and 2016, respectively.

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
Customers
As of December 31, 2018, our operations served approximately 3,000 customers. Revenues from our ten largest customers accounted for approximately 26%, 24% and 22% of our operating revenues for the years ended December 31, 2018, 2017 and 2016, respectively. Two of our ten largest customers in 2018 were located in Australia. One operates in the agricultural and coal sectors, and the other operates in the iron ore mining sector. Three of our ten largest customers in 2018 were located in the U.K. Two of these customers are maritime shipping companies and the other is the infrastructure manager of most of the rail network in England, Scotland and Wales. The remaining five of our top ten customers are located in North America, and each of such customers represents less than 2% of our total operating revenues.
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
In Australia, we generally handle freight pursuant to transportation contracts directly with our customers. These contracts have terms as long as 20 years and generally contain a combination of volume commitments and fixed and variable pricing, with the fixed portion based upon the invested capital associated with the contract and the variable portion based on the actual volumes shipped.
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

Employees
There are various labor laws governing the countries in which we operate. As of December 31, 2018, we had approximately 8,000 full-time employees. Of this total, approximately 4,200 employees were union members or have employment terms and conditions determined by a labor agreement or negotiated by a labor union or works council. Our operations have 101 collective bargaining agreements with various labor unions in the United States, Australia, Canada and U.K./Europe. We are currently engaged in negotiations with respect to approximately 27 of those agreements and are currently negotiating collective bargaining agreements with four newly represented bargaining units, which will cover approximately 73 additional employees. We are also a party to employee association agreements covering an additional 19 employees who are not represented by a national labor organization. In the United States, we have 70 labor agreements with unions which cover approximately 36% of our employees within the United States. In Canada, we have 11 labor agreements, which cover approximately 53% of our employees within Canada. In Australia, Genesee & Wyoming Australia Pty Ltd (GWA) has collective enterprise bargaining agreements covering the majority of its employees. In the U.K., we have collective bargaining agreements with four recognized unions covering the majority of our employees. In Continental Europe, key locations have local work councils. We continue to build and maintain positive working relationships with our employees and their representatives.
The following table sets forth an approximation of union and non-union employees as of December 31, 2018:

	Union/Represented (a)	Non-Union/ Non-Represented
North America	1,700	2,700
Australia	500	200
U.K./Europe	2,000	900
Total	4,200	3,800

(a)	Also includes employees that have employment terms and conditions determined by a labor agreement or negotiated by a labor union or works council.
SAFETY
Our safety program involves all employees and focuses on the prevention of train accidents and personal injuries. Operating personnel are trained and certified in train operations, the transportation of hazardous materials, safety and operating rules, and governmental rules and regulations. In order to continuously improve our safety results, we utilize and measure various safety metrics, such as human factor incidents, that are instrumental in reducing our FRA reportable injuries. To monitor our safety performance, we apply the guidelines established by the FRA to all of our operations worldwide. Our operations achieved a consolidated reportable injury frequency rate, as defined by the FRA as reportable injuries per 200,000 man-hours worked, of 0.84 and 0.83 for the years ended December 31, 2018 and 2017, respectively. The average injuries per 200,000 man-hours worked for all United States short line railroads was 2.64 in 2018 (through November) and 2.49 in 2017. Based on these results, in 2018, our operations were more than three times safer than the short line and regional railroad averages.
Our safety program also focuses on the safety and security of our train operations, and we monitor our reportable derailments worldwide in accordance with the guidelines established by the FRA. Our operations achieved a consolidated reportable derailment frequency rate, defined as FRA reportable derailments per 200,000 man-hours worked, of 0.68 and 0.58 for the years ended December 31, 2018 and 2017, respectively. Further, we continue to utilize technology to analyze and maintain our track so as to prevent track-caused derailments.
In addition, our information technology staff routinely assesses the security of our computer networks from cyber attacks. While we have not experienced any material disruptions of our networks or operations due to cyber attacks, to date, we have been subject to attacks in the past and will continue to face such threats in the future.

Our employees also strive to heighten awareness of rail safety in the communities where we operate through participation in governmental and industry sponsored safety programs, such as Operation Lifesaver, a non-profit organization that provides public education programs to prevent collisions, injuries and fatalities on and around railroad tracks and highway-rail grade crossings. During 2018, employees of our railroads made 412 Operation Lifesaver presentations focused on the dangers associated with highway-rail grade crossings and trespassing on railroad property. We also participate in safety committees of the AAR and the American Short Line and Regional Railroad Association.
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
We also maintain ancillary insurance coverage for other risks associated with rail and rail-related services, as well as insurance for employment practices, directors’ and officers’ liability, workers’ compensation, pollution, cyber risk, auto claims, crime and road haulage liability, among others.
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

•
federal agencies, including the United States Department of Transportation (DOT), the Occupational Safety and Health Administration (OSHA), the Pipeline and Hazardous Material Safety Administration (PHMSA), Mine Safety and Health Administration (MSHA) and the Transportation Security Administration (TSA), which operates under the Department of Homeland Security (DHS);

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
In 2010, the FRA issued rules governing the implementation of an interoperable positive train control system (PTC), which, following the passage by Congress of an extension in October 2015, generally was to be completed as early as December 31, 2018, unless extensions were granted. PTC is a collision avoidance technology intended to override locomotive controls and stop a train before an accident. The FRA's rule contains certain exceptions to these PTC requirements for Class II and Class III railroads, including but not limited to, excepting from the PTC requirements trains traveling less than 20 miles on PTC-required track and providing Class II and Class III railroads until 2020 to employ PTC-equipped locomotives. Notwithstanding these exceptions, certain of our railroads were required to install PTC-related equipment by the end of 2018. Our procurement and implementation of required PTC equipment is underway, and thus far, we have complied and expect to continue to comply with the statutory installation deadlines. However, non-compliance with these and other applicable laws or regulations could undermine public confidence in us and subject us to fines, penalties and other legal or regulatory sanctions.

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
Regulation of track access to nationally significant rail infrastructure is generally governed by federally legislated guidelines that are implemented by the states. The state access regimes are required to be certified as effective access regimes by the Australian National Competition Council. The regulatory oversight for the provision of rail infrastructure access in South Australia and the Northern Territory is largely provided by the Essential Services Commission of South Australia. In addition, certain new acquisitions in Australia will also be subject to review by the Foreign Investment Review Board based on Australian national interest considerations and the Australian Competition and Consumer Commission on competition considerations.
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

The Netherlands	The Human Environment and Transport Inspectorate	ProRail	The Ministry of Infrastructure and Water Management	The Netherlands Authority for Consumers and Markets
Poland	Office of Rail and Transport	PKP PLK S.A.	Ministry of Infrastructure	Office of Rail Transport The President of the Office of Competition and Consumer Protection
United Kingdom	Office of Rail and Road	Network Rail	Department for Transport Transport Scotland	Office of Rail and Road
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
As a result of our operations, we receive notices from time to time from the EPA and state environmental agencies alleging we may be liable under federal or state environmental laws for remediation costs at various sites throughout the United States. In November 2014, we received a notice from the EPA requesting information under the Clean Water Act related to the discharge of crude oil as a result of a derailment of one of our trains in November 2013 in the vicinity of Aliceville, Alabama. Although the cleanup associated with this derailment is substantially complete, civil payment penalty associated with the contamination is subject to further discussion and potential litigation.
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
Our railroads in Australia are subject to environmental laws and regulations and agency agreements, of which we have two in Australia, one with the South Australian Environmental Protection Agency under EPA License 2933 and the other with the Northern Territory Environmental Protection Agency under EPL 222. Genesee & Wyoming Australia is not currently required to be licensed in New South Wales but may be required to be licensed in the future. Our South Australia and Northern Territory environmental protection licenses require us to provide annual returns demonstrating compliance with their operational and administrative conditions. They also have embedded in them conditions that require us to make certain notifications in the event of an occurrence that is likely to breach a condition of the licenses or the legislation. These conditions have been managed effectively to date. Genesee & Wyoming Australia is also obligated to report annually under the Commonwealth Government National Greenhouse and Energy Reporting Act. Non-compliance with applicable laws and regulations may result in the implementation of remedial actions, the imposition of fines, temporary or permanent shutdown of operations or other injunctive relief, criminal prosecution or the termination of our lease.
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
In the Netherlands, European, national and local laws regulating the protection of the environment are administered by the Ministry of Infrastructure and Water Management and authorities at the provincial and municipal level, whereas laws regulating the transportation of hazardous goods are primarily administered by the Ministry of Infrastructure and Water Management.
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
Slower economic growth, an economic recession, significant changes in global economic conditions or commodity prices or import or export volumes or changes in government regulation could negatively impact our business. For instance, lower prices of commodities, such as iron ore, coal and manganese, could be a factor influencing decisions to delay, cancel or suspend certain mining projects in Australia and elsewhere, which could reduce the demand for our services. Further, if the rate of economic growth in Asia slows, the export coal carried by our railroads, particularly in Australia, could decline. Agricultural commodity prices are also inherently susceptible to fluctuation. For example, in the United States, a decline in the price of wheat that we transport may result in lower revenues for us if farmers decide to store such wheat until the price increases. In addition, our business may be impacted by governmental policies that impact global trade, including tariffs, quotas and non-trade barriers related to agricultural products, coal and steel, among others. If we experience significant decline in demand for our services with respect to one or more commodities or products, we may experience lower revenues, increased operating costs, workforce adjustments and other related activities, which could have a material adverse effect on our results of operations, financial condition and liquidity.
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
Our growth strategy is based in part on the selective acquisition and/or development of, and investment in, rail operations, both in new regions and in regions in which we currently operate. The success of this strategy will depend on, among other things:

•	the availability of suitable opportunities;

•	the level of competition from other potential buyers, including buyers who may have lower costs of capital;

•	our ability to dedicate adequate resources to value acquisition and investment opportunities accurately and negotiate acceptable terms for those acquisitions and investments;

•	our ability to identify and enter into mutually beneficial relationships with partners; and

•	the receipt of government approvals and financial constraints or other restrictions that may be specific to the particular company or asset to be acquired.
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
Exposure to market risks, particularly changes in interest rates, foreign currency exchange rates, and hedging transactions entered into to mitigate these and other risks could adversely impact our results of operations, financial condition and liquidity.
We are exposed to various market risks, including interest rate and foreign currency exchange rate risks. It is impossible to fully mitigate all such exposure, and higher interest rates and unfavorable fluctuations in foreign currency exchange rates could have an adverse effect on our results of operations, financial condition and liquidity. From time to time, we may use various financial instruments to reduce our exposure to certain market risks. For instance, we have entered into interest rate swaps to mitigate the risk associated with floating interest rate payments under our Third Amended and Restated Senior Secured Syndicated Credit Facility Agreement (the Credit Agreement). While these financial instruments reduce our exposure to market risks, the use of such instruments may ultimately limit our ability to benefit from lower interest rates or favorable foreign currency exchange rate fluctuations due to amounts fixed at the time of entering into the hedge agreement and may have significant costs associated with early termination, which could have a material adverse effect on our results of operations, financial condition and liquidity.
In addition, advances under our revolving credit facility and our term loan facility generally bear interest based on (i) the LIBOR Rate (as defined in the Credit Agreement and calculated using the London Interbank Offered Rate (LIBOR)) or (ii) the Base Rate (as defined in the Credit Agreement). On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021, and it is unclear whether new methods of calculating LIBOR will be established. If LIBOR ceases to exist after 2021, the interest rates under our revolving credit facility and our term loan facility will be based on the Base Rate, which may result in higher interest rates. To the extent that these interest rates increase, our interest expense will increase, which could adversely affect our financial condition, operating results and cash flows.
Because we depend on Class I railroads and other connecting carriers for a significant portion of our operations in North America, our results of operations, financial condition and liquidity may be adversely affected if our relationships with these carriers deteriorate.
The railroad industry in the United States and Canada is dominated by seven Class I carriers that have substantial market control and negotiating leverage. In 2018, approximately 80% of our total carloads in the United States and Canada were interchanged with Class I carriers. In addition, Class I carriers also traditionally have been significant sources of business for us, as well as sources of potential acquisition candidates as they divest branch lines. A decision by any of these Class I carriers to cease or re-route certain freight movements or to alter existing business relationships, including operational or relationship changes related to the implementation of Precision Scheduled Railroading, could have a material adverse effect on our results of operations. The overall impact of any such decision would depend on which Class I carrier is involved, the routes and freight movements affected, as well as the nature of any changes.

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
In North America, our rail operations are dependent, in part, on lease agreements with Class I railroads and other third parties that allow us to operate over certain segments of track critical to our operations. We lease many of our railroads from Class I carriers and other third parties under lease arrangements with varied expirations, of which railroads with leases that are subject to expiration within the next 10 years accounted for approximately 9.6% of our 2018 total operating revenues. We also own several railroads that lease portions of the track or right-of-way upon which they operate from Class I railroads and other third parties. Our ability to provide comprehensive rail services to our customers on the leased lines depends in large part upon our ability to maintain and extend these lease agreements. Leases from Class I railroads and other third parties that are subject to expiration in each of the next ten years represent 3.1% or less of our annual revenues in the year of expiration based on our operating revenues for the year ended December 31, 2018. For example, our revenues associated with leases from Class I railroads and other third parties subject to expiration in each of the next five years (2019 - 2023) would represent approximately 1.2%, 0.0%, 0.5%, 1.0% and 1.2% of our operating revenues in each of those years, respectively, based on our operating revenues for the year ended December 31, 2018. A portion of the leases subject to expire in 2019 were scheduled to expire in 2018 and are currently operating on a month-to-month basis (while lease negotiations continue). Expiration or termination of these leases or the failure of our railroads to comply with the terms of these leases could result in the loss of operating rights with respect to those rail properties and could have a material adverse effect on our results of operations, financial condition and liquidity.
The loss of important customers or contracts may adversely affect our results of operations, financial condition and liquidity.
Our operations served approximately 3,000 customers in 2018. Revenues from our ten largest customers accounted for approximately 26% of our operating revenues in 2018. In 2018, our largest customer was a maritime shipping company in the U.K. and accounted for approximately 6% of our operating revenues across all geographies. In North America and in our intermodal business in the U.K. and Australia, we typically handle freight pursuant to transportation contracts between us, our connecting carriers and the customer. Our contracts are generally in accordance with industry norms and vary in duration. These contracts establish price or, in the case of longer term contracts, a methodology for determining the price, but do not typically obligate the customer to move any particular volume. As a consequence, there is rarely a guarantee that past volumes or revenues will continue in the future. Further, under these contracts, freight rates and volumes are not directly linked to changes in the prices of the commodities being shipped, and there is no customary contractual protection in the event of a bankruptcy or insolvency of a customer. Substantial reduction in business with, or loss of, important customers or contracts could have a material adverse effect on our results of operations, financial condition and liquidity.
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
We transport hazardous materials, which could result in material losses.
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
In addition, insurance premiums charged for, or the self-insured retention associated with, some or all of the coverage currently maintained by us could increase dramatically or certain coverage may not be available to us in the future if there is a catastrophic event related to rail transportation of these materials. In the United States, laws impose common carrier obligations on railroads that require us to transport certain hazardous materials regardless of risk or potential exposure to loss. Also, the United States federal regulators have previously prescribed regulations governing railroads' transportation of hazardous materials and have the ability to put in place additional regulations, which could significantly increase the costs associated with moving hazardous materials on our railroads. Further, certain local governments have sought to enact ordinances banning hazardous materials moving by rail within their borders. Such ordinances could require the re-routing of hazardous materials shipments, with the potential for significant additional costs. Increases in costs associated with the transportation of hazardous materials could have a material adverse effect on our results of operations, financial condition and liquidity.
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
We are susceptible to adverse weather conditions, including floods, fires, hurricanes (or cyclones), tornadoes, droughts, earthquakes and other natural occurrences. For example, bad weather and natural disasters, such as blizzards in the United States or Canada and hurricanes (or cyclones) in the United States or Australia, and resulting floods, could cause a shutdown, derailment, washout or other substantial disruption of our operations and those of the entire freight rail network, which could have a material adverse effect on our results of operations, financial condition and liquidity. Weather impacts or other conditions that do not directly affect our operations can still impact the operations of our customers or connecting carriers. For example:

•	Our minerals and stone freight revenues may be reduced by mild winters in the northeastern United States, which lessen demand for road salt.

•	Our coal and coke freight revenues may be reduced by mild winters and other weather events, which lessen demand for electricity, which in turn lessons the demand for coal.

•
Our revenues generated from the transportation of agricultural products in North America and Australia are susceptible to the impact of drought conditions, and the South Australian grain harvest is also susceptible to the impact of droughts or heavy rains and flooding in South Australia.

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
Market and regulatory responses to climate change, as well as its physical impacts, could materially affect us. For example, federal, state and local laws, regulations, restrictions, caps, taxes or other controls on emissions of greenhouse gases, including diesel exhaust, could significantly increase our operating costs to comply with these laws and regulations to the extent they apply to our diesel locomotives, equipment, vehicles and machinery or our rail yards. Further, restrictions on emissions could affect our customers that mine, produce or otherwise trade in or sell carbon based energy sources, use commodities that we carry to produce energy, that use significant amounts of energy in producing or delivering the commodities we carry, or that manufacture or produce goods that consume significant amounts of energy or burn fossil fuels, including, for example, coal mining operations, natural gas producers, coal-fired power plants, chemical producers, farmers and food producers, automakers and other manufacturers. Significant cost increases, government regulation, changes in market dynamics or changes in consumer preferences for goods or services relating to alternative sources of energy or emissions reductions could materially affect the markets for the commodities we carry. For instance, over the past few years, production of natural gas in the United States has increased dramatically, which has resulted in lower natural gas prices. As a result of sustained low natural gas prices, coal-fired power plants have been displaced by natural gas-fired power generation facilities. If natural gas prices were to remain low, additional coal-fired plants in the United States could be displaced. Further, we carry significant coal volumes in Australia that are destined for export to Asia. A decrease in the demand for coal in the United States or Asia could further reduce our coal volumes and revenues, which in turn could have a material adverse effect on our results of operations, financial condition and liquidity. Increasing awareness of the market response to climate change may impact the ability of businesses that derive a significant benefit directly or indirectly from coal-fired power plants to obtain financing. Government incentives encouraging the use of alternative sources of energy could also affect certain of our customers and the markets for certain of the commodities we carry in an unpredictable manner that could alter our traffic patterns, including, for example, the impacts of ethanol incentives on farming and ethanol producers.

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
We have a significant amount of indebtedness. As of December 31, 2018, we had a total indebtedness of $2.5 billion, and we had unused commitments of $458.3 million under our Credit Agreement (after giving effect to $2.6 million of undrawn letters of credit that reduces such availability). In addition, under our Australian Credit Agreement, we had unused commitments of    A$46.3 million.
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
Certain of our existing capital projects are, and certain of our future capital projects may be, partially or completely funded through government grant programs. During 2018, we obtained partial or complete funding by United States and Canadian federal, state, provincial and municipal agencies for 72 new projects. The net spending associated with these grant-funded projects represented approximately 4% of our net capital expenditures during 2018. Government funding for projects is limited, and there is no guarantee that budget pressure at the federal, state, provincial and local level or changing governmental priorities will not eliminate funding availability or require us to accept onerous contractual obligations. In certain jurisdictions, the acceptance of government funds may impose additional legal obligations on our operations. If we are unable to obtain adequate government funding, we may have to defer or forgo certain capital projects, incur additional debt or use additional cash.
Our entities in the U.K. benefit from the U.K. Government administered Mode Shift Revenue Support Scheme (MSRS), which supports the movement of freight away from road, particularly in the container market. While the U.K. Government confirmed its continued funding of MSRS to the end of March 2020, the amount of the funding available may be less than in prior years. The MSRS scheme, which was for a five-year period, expires in March 2020, and at present, there is no certainty as to how any successor scheme, if any, will be structured. Reduced grants may have a material adverse effect on our results of operations, financial condition and liquidity.
The occurrence of losses or other liabilities that are either not covered by insurance or that exceed our insurance limits could materially adversely affect our results of operations, financial condition and liquidity.
We purchase insurance coverage for losses arising from personal injury and for property damage in the event of derailments, grade crossing accidents, collisions and other incidents or occurrences. Unexpected or catastrophic circumstances associated with derailments of valuable lading, grade crossing accidents, collisions or other incidents involving passenger trains or spillage of hazardous materials or other accidents involving our operations could cause our losses to exceed our insurance coverage limits or sub-limits or give rise to losses or penalties that are not covered by our insurance. In addition, on certain of the rail lines over which we operate, freight trains are operated over the same track as passenger trains. For instance, in Oregon, our Portland & Western Railroad operates passenger trains for the Tri-County Metropolitan Transportation District of Oregon, our New England Central Railroad is also used by Amtrak for passenger service in New England, our Connecticut Southern Railroad operates over Amtrak trackage in Connecticut and the Providence and Worcester Railroad operates over MetroNorth Commuter Railroad trackage in New York and Connecticut and also operates over Amtrak trackage in New York, Connecticut, Rhode Island and Massachusetts. In Australia, The Ghan passenger train is operated by a third party over the track of GWA (North) Pty Ltd between Tarcoola and Darwin, and GRail operations also have touchpoints with the passenger network in New South Wales. Further, the public is able to easily access both the rail network that we manage and the rail networks on which we operate. We also operate excursion trains on behalf of third parties on certain of the rail lines over which we operate. In the U.K., Continental Europe and Australia, freight trains are primarily operated over the same track as passenger trains and will also regularly pass through passenger stations. Derailments, collisions or other incidents involving us and passenger or excursion trains could give rise to losses that exceed our insurance coverage. Moreover, certain third-party freight and excursion train operators have contractual rights to operate over certain of our rail lines. These third-party operators generally are required to maintain specified levels of insurance coverage, but insurance coverage may not be sufficient to cover all of the losses arising from an incident involving such operators on our rail lines. Also, insurance is available from only a very limited number of insurers, and we may not be able to obtain insurance protection at current levels or at all or obtain it on terms acceptable to us. Deteriorating insurance market conditions caused by global property or rail liability losses, as well as subsequent adverse events directly and indirectly attributable to us, including such things as derailments, accidents, discharge of toxic or hazardous materials, or other like occurrences in the industry, may result in additional increases in our insurance premiums and/or our self-insured retentions, volatility in our claims' expenses and limitations to the coverage under our existing policies and could have a material adverse effect on our results of operations, financial condition and liquidity. In addition, we are subject to the risk that one or more of our insurers may become insolvent and would be unable to pay a claim that may be made in the future. Even with insurance, if any catastrophic interruption of service occurs, we may not be able to restore service without a significant interruption to our operations, which could have a material adverse effect on our results of operations, financial condition and liquidity.

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
In addition, there are various legislative and regulatory actions that have been considered in the United States in recent years. For instance, proponents of a possible legislative effort to increase federal truck size and weight limits remain vocal. State departments of transportation have also launched initiatives seeking to increase truck size and weight limits at the state level. In addition, several of the proposals under consideration by the STB could have a significant negative impact on our ability to negotiate prices for the value of rail services provided and meet service standards. In addition, statutes imposing price constraints or affecting rail-to-rail competition could adversely affect our profitability. Many of the actions under consideration and pending are directed at Class I railroads; however, various legislative and regulatory initiatives being considered by Congress, the STB or other regulators could expand regulation of our railroad operations and undermine the economic viability of certain of our railroads, as well as threaten the service we are able to provide to our customers. The cost of compliance with the proposed rules and regulations could also be significant. In the other geographies in which we operate, federal, state, provincial and local regulatory authorities could change the regulatory framework (including the access regimes) or take actions without providing us with any recourse for the adverse effects that the changes or actions could have on our business, including, without limitation, regulatory determinations or rules regarding dispute resolution and business relationships with our customers and other railroads. Expanded regulation of our railroad operations will increase the cost of providing rail services, which could reduce capital spending on our rail network, facilities and equipment and have a material adverse effect on our results of operations, financial condition and liquidity.
In November 2018, the Office of Rail and Road (ORR) in the U.K. completed its periodic review to determine Network Rail’s costs and funding for the period from April 2019 to March 2024 - known as Control Period 6 (CP6). The periodic review sets the network access charges which are paid by rail providers to Network Rail, as well as the performance and other compensation regimes that regulate the relationship between Network Rail and all rail operators. The ORR has determined that freight access charges will be held constant in real terms in years one and two of CP6 with charges rising on a straight-line basis from year three. By the end of CP6, the network access charges payable by our U.K. operations are expected to increase by an average of 16% for bulk services and 30% for intermodal services. Changes have also been made to the performance regime which could result in increased performance payments by, and reduced compensation payments to, our operations.

In October 2018, the U.K. Department for Transport (DfT) announced an independently chaired government review into the structure of the railway network in the U.K. (UK Rail Review). The UK Rail Review has been established to recommend the most appropriate organizational and commercial framework for the U.K. railway. The UK Rail Review's final report, expected in autumn 2019, will set out the U.K. government's intended changes to the U.K. railway structure which may affect our operations and increase our operating costs. Our failure to comply with applicable laws and regulations, or further changes to existing regulatory regimes could have a material adverse effect on our results of operations, financial condition and liquidity.

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
We consumed 72.8 million gallons and 71.6 million gallons of diesel fuel in 2018 and 2017, respectively. Fuel availability could be affected by any limitation in the fuel supply or by any imposition of mandatory allocation or rationing regulations. If a severe fuel supply shortage arose from production curtailments, disruption of oil imports or domestic oil production, disruption of domestic refinery production, damage to refinery or pipeline infrastructure, political unrest, war, terrorist attack or otherwise, diesel fuel may not be readily available and may be subject to rationing regulations.
In addition, diesel fuel costs constitute a significant portion of our total operating expenses. Currently, we receive fuel surcharges and other rate adjustments to offset fuel prices, although there may be a significant delay in our recovery of fuel costs based on the terms of the fuel surcharge program. If Class I railroads change their policies regarding fuel surcharges, the compensation we receive for increases in fuel costs may decrease, which could have a negative effect on our profitability. Costs for fuel used in operations were approximately 10% and 8% of our operating expenses for the years ended December 31, 2018 and 2017, respectively.
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
Some of our employees, and our customers' employees, belong to labor unions, and strikes or work stoppages could adversely affect our results of operations, financial condition and liquidity.
As of December 31, 2018, we were a party to 101 collective bargaining agreements with various labor unions in the United States, Australia, Canada and U.K./Europe. We are currently engaged in negotiations with respect to approximately 27 of these agreements and are currently negotiating collective bargaining agreements with four newly represented bargaining units. Approximately 4,200 of our approximately 8,000 full time employees are either union members or have employment terms and conditions determined by labor agreements or negotiated by a labor union or works council. We are in the process of negotiating the initial collective bargaining agreements for the above noted four newly represented bargaining units, which would cover approximately 73 additional employees. We also have entered into employee association agreements with an additional 19 employees who are not represented by a national labor organization. In the United States, we have 70 labor agreements with unions which cover approximately 36% of our employees within the United States. In Canada, we have 11 labor agreements, which cover approximately 53% of our employees within Canada. In Australia, GWA has four collective enterprise bargaining agreements covering the majority of its employees. In the U.K./Europe we have various collective bargaining agreements, as well as agreements with local work councils.

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
Moreover, where our customers have a unionized workforce, they are also susceptible to strikes or work stoppages, which reduces their need for our transportation services and can adversely affect our results of operations and financial condition.
If we are unable to employ a sufficient number of qualified workers, our results of operations, financial condition and liquidity may be materially adversely affected.
We believe that our success and our growth depend upon our ability to attract and retain skilled workers who possess the ability to operate and maintain our equipment and facilities. The operation and maintenance of our equipment and facilities involve complex and specialized processes and often must be performed in harsh and remote conditions, resulting in a high employee turnover rate when compared to many other industries. The challenge of attracting and retaining the necessary workforce is increased by the expected retirement of an aging workforce, training requirements and significant competition for specialized trades. Within the next five years, we estimate that approximately 9% of our current workforce will become eligible for retirement based on the minimum age typically required for retirement eligibility under the applicable nationally funded retirement program in each country, which ranges from ages 60 to 65, with the average retirement eligibility age across our workforce of 63.
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
The execution of our growth strategy is substantially dependent on our senior management team.
We rely on our senior management team to execute our growth strategy. Our growth strategy is different than the strategy of many other railroads because of our acquisition and investment focus. We may not be able to attract and retain senior leadership necessary to manage and grow our business. Our performance significantly depends upon the continued contributions of our executive officers and key employees, both individually and as a group, and our ability to retain and motivate them. Our officers and key personnel have many years of experience with us and in our industry, and it may be difficult to replace them. Further, the loss of any executive officers or key employees could require the remaining senior leadership to divert immediate and substantial attention to seeking a replacement. The loss of the services of any of our senior leadership, and the inability to find a suitable replacement, could adversely affect our operating, acquisition and investment strategies, as well as our results of operations, financial condition and liquidity.

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
Due to the capital intensive nature and industry-specific requirements of the rail industry, there are high barriers to entry for potential new suppliers of core railroad items such as railcars, locomotives and track materials. If the number of available railcars is insufficient or if the cost of obtaining these railcars either through lease or purchase increases, we might not be able to obtain railcars on favorable terms, or at all, and shippers may seek alternate forms of transportation. In some cases, we use third-party locomotives to provide transportation services to our customers and such locomotives may not be available. Without these third-party locomotives, we would need to invest additional capital in locomotives. Even if purchased, there is no guarantee that locomotives would be available for delivery without significant delay. For example, in Australia, the availability of new wagons and locomotives is limited, with long lead times for delivery. Further, the number of domestic rolling-stock manufacturers are decreasing, requiring us to source rolling-stock from manufactures with a lesser degree of certainty regarding quality and performance. Additionally, we compete with other industries for certain track materials, such as rail and ties. Changes in the competitive landscapes of these limited-supplier markets could result in equipment shortages that could have a material adverse effect on our results of operations, financial condition and liquidity in a particular year or quarter and could limit our ability to attract customers to support new projects and achieve our growth strategy.
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
We rely on information technology in all aspects of our business. The performance and reliability of our technology systems, as well as those provided by critical vendors, is critical to our ability to operate, compete safely and effectively improve our efficiency. A cyber security attack, which is a deliberate theft of data or impairment of information technology systems, or other significant disruption or failure, could result in a service interruption, train accident, misappropriation of confidential or sensitive information, process failure, security breach or other operational difficulties, thereby impacting our efficiency and damaging our corporate reputation. There has been an increasing trend of cyber attacks on critical infrastructure, as it remains an attractive target. Such an event could result in increased capital, insurance or operating costs, including security costs to protect our infrastructure. To date, we have been affected by several ransomware attacks but have not experienced any material disruptions of our networks or operations due to cyber security attacks; however, a disruption or compromise of our information technology systems, even for short periods of time, could have a material adverse effect on our business and results of operations.
ADDITIONAL RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS
We are subject to the risks of doing business in foreign countries.
Some of our subsidiaries provide service and transact business in foreign countries, namely in Australia, Canada, the U.K., Germany, the Netherlands, Poland, Saudi Arabia, Mexico, the Marshall Islands and China. In addition, we may consider acquisitions or other investments in other foreign countries in the future. The risks of doing business in foreign countries include:

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
In June 2016, the U.K. held a referendum in which voters approved an exit from the European Union (EU), commonly referred to as Brexit. As a result of the referendum, the U.K. Government negotiated a withdrawal agreement with the EU Commission on the precise terms of the U.K.'s withdrawal. The Withdrawal Agreement was rejected by the U.K. Parliament and as a result, the U.K. Government is seeking to renegotiate the terms of the Withdrawal Agreement with the EU. The precise details of the U.K.'s withdrawal remain uncertain. A withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the U.K. and the EU, undermine bilateral cooperation in key policy areas and significantly disrupt trade between the U.K. and the EU. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which EU laws to replace or replicate. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the U.K. from the EU would have and how such withdrawal would affect us. Our U.K./European Operations represented approximately 27% of our consolidated revenues in 2018. The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the weakening of the British pound against the United States dollar. During periods of a weakening British pound, our reported international revenues are reduced because the British pound translates into fewer United States dollars. Brexit could cause weakening of the U.K. economy, slower long-term economic growth and less government revenue for infrastructure projects, all of which could lower demand for our services. The long-term effects of Brexit will depend on any agreements the U.K. makes to retain access to European markets, either during a transitional period or more permanently, and any other bilateral trade agreements the U.K. can reach with other trade partners. Any of the potential effects of Brexit could have unpredictable consequences for credit markets and adversely affect our business, results of operations and financial condition and liquidity.
Our concession and/or lease agreements in Australia could be canceled, and these agreements may not be extended beyond their terms.
Through our subsidiaries in Australia, we have entered into long-term concession and/or lease agreements with governmental authorities in the Northern Territory and South Australia. Our concession agreement for the Tarcoola-to-Darwin rail line expires in 2054, and our lease agreement for our other South Australia rail lines expires in 2047. If our concession or lease agreements expire, we will no longer act as the below rail access provider but will still be permitted to participate in the above rail market. These concession and lease agreements are subject to a number of conditions, including those relating to the maintenance of certain standards with respect to service, price and the environment. These concession and lease agreements also typically carry with them a commitment to maintain the condition of the railroad and to make a certain level of capital expenditures, which may require capital expenditures that are in excess of our projections. Our failure to meet these commitments under the long-term concession and lease agreements could result in the termination of those concession or lease agreements. The termination of any concession or lease agreement could result in the loss of our investment relating to that concession or lease agreement and could have a material adverse effect on our results of operations, financial condition and liquidity.

Open access regimes in Australia and Europe could lead to additional competition for rail services, disruption to service and decreased revenues and profit margins.
The legislative and regulatory framework in Australia allows third-party rail operators to gain access to our Australian railway infrastructure and also governs our access to track owned by others. Where our operations are on track owned by third parties, we may require facilities for storage and provisioning in areas where we are competing with other rail operators for such facilities and/or are reliant on these parties to provide access to those facilities. European countries in which our subsidiaries operate also have open access regimes that permit third-party rail operators to compete for the business of our subsidiaries that operate in such countries. There are limited barriers to entry to preclude a current or prospective rail operator from approaching our customers and seeking to capture their business. As new operators enter the market, existing operators have increased equipment available and are able to offer aggressive pricing in order to ensure market share and an efficient use of their resources. Further, the open access nature of the rail network could lead to disruptions to services as infrastructure maintenance, capital expenditure or maintaining or expanding such infrastructure, and scheduling operations and delays or stoppages caused by other rail operators are outside our control. The loss of our customers to competitors or unexpected disruptions in service could result in decreased revenues and profit margins, which could have a material adverse effect on our results of operations, financial condition and liquidity.
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
Revocation of our safety accreditations could result in a loss of revenue and termination of our concession deeds and customer contracts.
Our operating subsidiaries in Australia and U.K./Europe hold safety accreditations that are required in order for them to provide freight rail services. These safety accreditations are essential for us to conduct our business and are subject to removal. In addition, these safety accreditations are required under our concession deeds and many customer contracts. Following significant derailments, the government entities responsible for oversight of rail safety frequently perform investigations to supplement their annual and spot audit inquiries. Any loss of, failure to maintain or inability to renew, rail safety accreditations necessary to carry on rail operations in any jurisdiction, or any changes in government policy and legal or regulatory oversight, including changes to the rail safety regulatory regime, could have a material adverse effect on our business, results of operations, financial condition and liquidity.

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
If our section of the Pension Program is terminated and wound up, any deficit would fall entirely on us and would not be shared with active employees. Equally, if all active employees were to leave our section, we would have full responsibility for funding any deficits. As of December 31, 2018, there were approximately 1,500 active employees in our section of the Pension Program. Our pension expense and funding of our section of the Pension Program may increase in the future and, as a result, could have a material adverse effect on our results of operations, financial condition and liquidity.
RISKS RELATED TO TAXATION
The United States Short Line Tax Credit was renewed in February 2018 for the calendar year ended December 31, 2017. If this credit is not extended, our effective tax rate in future periods will be higher.
Since 2005, we have benefited from the effects of the United States Short Line Tax Credit, which is an income tax credit for Class II and Class III railroads to reduce their federal income tax based on qualified railroad track maintenance expenditures (the Short Line Tax Credit). Qualified expenditures include amounts incurred for maintaining track, including roadbed, bridges and related track structures, owned or leased by a Class II or Class III railroad. The credit is equal to 50% of the qualified expenditures, subject to an annual limitation of $3,500 multiplied by the number of miles of railroad track owned or leased by the Class II or Class III railroad as of the end of its tax year. The Short Line Tax Credit was initially enacted for a three-year period, 2005 through 2007, and was subsequently extended a series of times with the last extension enacted in February 2018. The February 2018 extension provided a retroactive credit, solely for fiscal year 2017. Legislation is currently pending that seeks to extend the Short Line Tax Credit retroactively for fiscal year 2018 and beyond. There is no guarantee that the Short Line Tax Credit will be extended again. If the Short Line Tax Credit is not extended for additional tax years, or is modified prospectively, or the benefit derived from the credit is not replaced otherwise, the loss or a reduction of the credit will increase our tax rate and reduce our earnings per share.

If the earnings of our foreign subsidiaries were to be distributed, our effective tax rate could be higher.
We file a consolidated United States federal income tax return that includes all of our United States subsidiaries. Each of our foreign subsidiaries files income tax returns in each of their respective countries. The amount of accumulated foreign earnings that have not been distributed was $216.2 million as of December 31, 2018. These earnings have been subject to United States federal income tax via the estimated toll tax required by the Tax Cuts and Jobs Act of 2017 (the TCJA). If the earnings were to be distributed in the future, those distributions may result in foreign exchange gains or losses and be subject to other taxes and credits, including U.S. state income taxes and withholding taxes payable to various foreign countries, which could result in a higher effective tax rate for us, thereby reducing our earnings. No provision is made for the impact of those future foreign exchange gains or losses or such other potential taxes and credits that could be applicable to the undistributed earnings of our foreign subsidiaries in the event of distribution. See "Part II Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Repatriation" for additional information.
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
ITEM 1B.     Unresolved Staff Comments.
None.

ITEM 2.     Properties.
Genesee & Wyoming, through our subsidiaries, currently has interests in 120 freight railroads, including 104 short line railroads and two regional freight railroads in the United States, eight short line railroads in Canada, three railroads in Australia, one in the U.K., one in Poland and Germany and one in the Netherlands.
The rail properties that we own and operate in North America typically consist of the track and the underlying land. Real estate adjacent to the railroad rights-of-way is generally owned by others, and our holdings of such real estate are not material. Further, unless we own the rail properties outright, we do not normally control mineral rights or the ability to grant fiber optic and other easements in the properties. In North America and elsewhere, several of our railroads are operated under leases or operating licenses, and in these instances do not own the track or the underlying land. Further, under open access regimes, as more fully described under "Part I Item 1. Business," the track may be accessed by any operator admitted and licensed to provide freight transport in the jurisdiction.
Our railroads operate over approximately 16,100 miles of track that is owned, jointly owned or leased by us, which includes the Tarcoola-to-Darwin rail line that we manage under a concession agreement that expires in 2054. Several of our railroads are operated pursuant to lease agreements that will expire in the next few years and may not be extended. Leases from Class I railroads and other third parties that could expire in each of the next ten years would represent 3.1% or less of our annual revenues in the year of expiration, based on our operating revenues for the year ended December 31, 2018. For additional information on these lease expirations, see "Part I Item 1A. Risk Factors" of this Annual Report. We also operate, through various trackage and operating rights agreements, over approximately 6,200 additional miles of track that are owned or leased by others under contractual track access arrangements. The track miles listed below exclude approximately 2,110 miles of sidings and yards (1,880 miles in the United States, 150 miles in Canada and 80 miles in Australia). Track miles owned by others, but available to us, under open access regimes in Australia, the Netherlands, Poland and the U.K. are also excluded. We have recorded mortgages on many of the owned properties located in the United States and described in the table below as additional security for our outstanding obligations under our Credit Agreement. For additional information regarding our Credit Agreement, see Note 8, Long-Term Debt, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report.
The following table sets forth certain information with respect to our railroads as of December 31, 2018:

RAILROAD AND LOCATION	YEAR ACQUIRED	TRACK MILES	STRUCTURE
NORTH AMERICAN OPERATIONS
UNITED STATES:
Genesee and Wyoming Railroad Company (GNWR) New York(a)	1899	27	Owned
The Dansville and Mount Morris Railroad Company (DMM) New York(a)	1985	8	Owned
Rochester & Southern Railroad, Inc. (RSR) New York(a)	1986	58	Owned
Louisiana & Delta Railroad, Inc. (LDRR) Louisiana	1987	83	Owned/Leased
Buffalo & Pittsburgh Railroad, Inc. (BPRR) New York, Pennsylvania(b)(c)(d)	1988	368	Owned/Leased
Allegheny & Eastern Railroad, LLC (ALY) Pennsylvania(b)	1992	128	Owned
Bradford Industrial Rail, Inc. (BR) Pennsylvania(c)	1993	4	Owned
Willamette & Pacific Railroad, Inc. (WPRR) Oregon	1993	178	Leased
Portland & Western Railroad, Inc. (PNWR) Oregon	1995	288	Owned/Leased
Pittsburg & Shawmut Railroad, LLC (PS) Pennsylvania(d)	1996	108	Owned
Illinois & Midland Railroad, Inc. (IMRR) Illinois	1996	98	Owned
Commonwealth Railway, Incorporated (CWRY) Virginia	1996	24	Owned/Leased
Corpus Christi Terminal Railroad, Inc. (CCPN) Texas	1997	42	Leased

RAILROAD AND LOCATION	YEAR ACQUIRED	TRACK MILES	STRUCTURE
Golden Isles Terminal Railroad, Inc. (GITM) Georgia	1998	13	Owned/Leased
Savannah Port Terminal Railroad, Inc. (SAPT) Georgia	1998	18	Leased
South Buffalo Railway Company (SB) New York	2001	54	Owned/Leased
St. Lawrence & Atlantic Railroad Company (SLR) Maine, New Hampshire, Vermont	2002	143	Owned
York Railway Company (YRC) Pennsylvania	2002	42	Owned
Utah Railway Company (UTAH) Utah	2002	41	Owned
Salt Lake City Southern Railroad Company, Inc. (SLCS) Utah	2002	2	Owned
Chattahoochee Industrial Railroad (CIRR) Georgia	2003	15	Owned
Arkansas Louisiana & Mississippi Railroad Company (ALM) Arkansas, Louisiana	2003	62	Owned
Fordyce and Princeton R.R. Co. (FP) Arkansas	2003	57	Owned
Tazewell & Peoria Railroad, Inc. (TZPR) Illinois	2004	25	Leased
Golden Isles Terminal Wharf (GITW) Georgia	2004	6	Owned
First Coast Railroad Inc. (FCRD) Florida, Georgia	2005	32	Leased
AN Railway, L.L.C. (AN) Florida	2005	96	Leased
Atlantic & Western Railway, Limited Partnership (ATW) North Carolina	2005	16	Owned
The Bay Line Railroad, L.L.C. (BAYL) Alabama, Florida	2005	108	Owned
East Tennessee Railway, L.P. (ETRY) Tennessee	2005	4	Owned/Leased
Galveston Railroad, L.P. (GVSR) Texas	2005	39	Leased
Georgia Central Railway, L.P. (GC) Georgia	2005	171	Owned/Leased
KWT Railway, Inc. (KWT) Kentucky, Tennessee	2005	68	Owned
Little Rock & Western Railway, L.P. (LRWN) Arkansas	2005	79	Owned
Meridian & Bigbee Railroad, L.L.C. (MNBR) Alabama, Mississippi	2005	147	Owned/Leased
Riceboro Southern Railway, LLC (RSOR) Georgia	2005	18	Leased
Tomahawk Railway, Limited Partnership (TR) Wisconsin	2005	6	Owned
Valdosta Railway, L.P. (VR) Georgia	2005	10	Owned
Western Kentucky Railway, L.L.C. (WKRL) Kentucky	2005	—	Owned
Wilmington Terminal Railroad, Limited Partnership (WTRY) North Carolina	2005	17	Leased
Chattahoochee Bay Railroad, Inc. (CHAT) Alabama, Georgia	2006	26	Owned
Maryland Midland Railway, Inc. (MMID) Maryland	2007	70	Owned
Chattooga & Chickamauga Railway Co. (CCKY) Georgia	2008	49	Leased
Luxapalila Valley Railroad, Inc. (LXVR) Alabama, Mississippi	2008	29	Owned

RAILROAD AND LOCATION	YEAR ACQUIRED	TRACK MILES	STRUCTURE
Columbus and Greenville Railway Company (CAGY) Mississippi	2008	151	Owned
The Aliquippa & Ohio River Railroad Co. (AOR) Pennsylvania	2008	6	Owned
The Columbus & Ohio River Rail Road Company (CUOH) Ohio	2008	247	Owned/Leased
The Mahoning Valley Railway Company (MVRY) Ohio	2008	6	Owned
Ohio Central Railroad, Inc. (OHCR) Ohio	2008	70	Owned/Leased
Ohio and Pennsylvania Railroad Company (OHPA) Ohio	2008	3	Owned
Ohio Southern Railroad, Inc. (OSRR) Ohio	2008	18	Owned
The Pittsburgh & Ohio Central Railroad Company (POHC) Pennsylvania	2008	35	Owned
The Warren & Trumbull Railroad Company (WTRM) Ohio	2008	4	Leased
Youngstown & Austintown Railroad Inc. (YARR) Ohio	2008	5	Leased
The Youngstown Belt Railroad Company (YB) Ohio	2008	14	Owned
Georgia Southwestern Railroad, Inc. (GSWR) Alabama, Georgia	2008	181	Owned/Leased
Arizona Eastern Railway Company (AZER) Arizona, New Mexico	2011	200	Owned
Hilton & Albany Railroad, Inc. (HAL) Georgia	2011	56	Leased
Columbus & Chattahoochee Railroad, Inc. (CCH) Alabama, Georgia	2012	26	Leased
Alabama & Gulf Coast Railway LLC (AGR) Alabama, Mississippi, Florida	2012	283	Owned/Leased
Arizona & California Railroad Company (ARZC) Arizona, California	2012	190	Owned
Bauxite & Northern Railway Company (BXN) Arkansas	2012	5	Owned
California Northern Railroad Company (CFNR) California	2012	209	Leased
Carolina Piedmont Railroad (CPDR) South Carolina	2012	30	Owned
Cascade and Columbia River Railroad Company (CSCD) Washington	2012	131	Owned
Central Oregon & Pacific Railroad, Inc. (CORP) Oregon, California	2012	305	Owned/Leased
The Central Railroad Company of Indiana (CIND) Indiana, Ohio	2012	82	Owned
Central Railroad Company of Indianapolis (CERA) Indiana	2012	43	Owned/Leased
Chesapeake and Albemarle Railroad (CA) North Carolina, Virginia	2012	68	Leased
Chicago, Fort Wayne & Eastern Railroad (CFE) Indiana, Ohio	2012	281	Owned/Leased
Conecuh Valley Railway, L.L.C. (COEH) Alabama	2012	13	Owned
Connecticut Southern Railroad, Inc. (CSO) Connecticut	2012	23	Owned/Leased
Dallas, Garland & Northeastern Railroad, Inc. (DGNO) Texas	2012	168	Owned/Leased
Eastern Alabama Railway, LLC (EARY) Alabama	2012	26	Owned
Grand Rapids Eastern Railroad (GR) Michigan	2012	24	Owned

RAILROAD AND LOCATION	YEAR ACQUIRED	TRACK MILES	STRUCTURE
Huron and Eastern Railway Company, Inc. (HESR) Michigan	2012	330	Owned/Leased
Indiana & Ohio Railway Company (IORY) Indiana, Ohio, Michigan	2012	450	Owned/Leased
Indiana Southern Railroad, LLC (ISRR) Indiana	2012	226	Owned
Kiamichi Railroad Company L.L.C. (KRR) Oklahoma, Arizona, Texas	2012	231	Owned
Kyle Railroad Company (KYLE) Colorado, Kansas	2012	505	Owned/Leased
Marquette Rail LLC (MQT) Michigan	2012	128	Leased
The Massena Terminal Railroad Company (MSTR) New York	2012	3	Owned
Michigan Shore Railroad (MS) Michigan	2012	50	Owned
Mid-Michigan Railroad, Inc. (MMRR) Michigan	2012	30	Owned/Leased
Missouri & Northern Arkansas Railroad Company, Inc. (MNA) Arizona, Missouri, Kansas	2012	483	Owned/Leased
New England Central Railroad, Inc. (NECR) Vermont, New Hampshire, Massachusetts, Connecticut	2012	325	Owned
North Carolina & Virginia Railroad Company L.L.C. (NCVA) North Carolina, Virginia	2012	53	Owned
Otter Tail Valley Railroad Company, Inc. (OTVR) Minnesota	2012	54	Owned
Point Comfort & Northern Railway Company (PCN) Texas	2012	14	Owned
Puget Sound & Pacific Railroad (PSAP) Washington	2012	135	Owned/Leased
San Diego & Imperial Valley Railroad Company, Inc. (SDIY) California	2012	1	Leased
San Joaquin Valley Railroad Co. (SJVR) California	2012	297	Owned/Leased
South Carolina Central Railroad Company, LLC (SCRF) South Carolina	2012	47	Owned
Texas Northeastern Railroad (TNER) Texas	2012	67	Leased
Three Notch Railway, L.L.C. (TNHR) Alabama	2012	34	Owned
Toledo, Peoria & Western Railway Corp. (TPW) Illinois, Indiana	2012	180	Owned/Leased
Ventura County Railroad Company (VCRR) California	2012	9	Leased
Wellsboro & Corning Railroad, LLC (WCOR) Pennsylvania, New York	2012	35	Leased
Wiregrass Central Railway, L.L.C. (WGCR) Alabama	2012	20	Owned
Rapid City, Pierre & Eastern Railroad, Inc. (RCPE) Minnesota, South Dakota, Nebraska, Wyoming	2014	651	Owned
Arkansas Midland Railroad, Inc. (AKMD) Arkansas	2015	114	Owned/Leased
The Prescott & Northwestern Railroad Company (PNW) Arkansas	2015	6	Owned
Warren & Saline River Railroad Company (WSR) Arkansas	2015	1	Owned
Olympia & Belmore Railroad, Inc. (OYLO) Washington	2016	5	Leased
Providence and Worcester Railroad Company (PW) Rhode Island, Massachusetts, Connecticut and New York(e)	2016	229	Owned

RAILROAD AND LOCATION	YEAR ACQUIRED	TRACK MILES	STRUCTURE
Heart of Georgia Railroad (HOG) Georgia and Alabama	2017	221	Leased
CANADA:
Huron Central Railway Inc. (HCRY) Ontario	1997	173	Owned/Leased
Quebec Gatineau Railway Inc. (QGRY) Québec	1997	301	Owned/Leased
St. Lawrence & Atlantic Railroad (Québec) Inc. (SLQ) Québec	2002	95	Owned
Cape Breton & Central Nova Scotia Railway Limited (CBNS) Nova Scotia	2012	242	Owned
Goderich-Exeter Railway Company Limited (GEXR) Ontario	2012	71	Owned
Ottawa Valley Railway (OVR) Ontario, Québec	2012	157	Leased
Southern Ontario Railway (SOR) Ontario	2012	5	Leased
Kérail Inc. (KERY) Québec	2014	10	Owned

U.K./EUROPEAN OPERATIONS:
Rail Feeding (Rotterdam)	2008	—	Open Access
Freightliner U.K.	2015	—	Open Access
Freightliner Poland and Freightliner Germany	2015	—	Open Access

AUSTRALIAN OPERATIONS (51.1% owned by us as of December 1, 2016):
Genesee & Wyoming Australia Pty Ltd (GWA)(f)	1997; 2006	822	Leased/Open Access
GWA (North) Pty Ltd (GWA North)	2010	1,395	Leased/Open Access
Freightliner Australia Pty Ltd (FLA)(g)	2015; 2016	—	Open Access

(a)	The original GNWR consisted of 14 miles and acquired an additional 13 miles in 1982. The GNWR and DMM are now operated by RSR.

(b)	ALY merged with BPRR in January 2004.

(c)	BR merged with BPRR in January 2004.

(d)	PS merged with BPRR in January 2004.

(e)	PW operates over approximately 300 additional miles of track through contractual track access arrangements.

(f)
We initially invested in South Australia in 1997; we contributed our holdings to our Australian Railroad Group Pty. Ltd. (ARG) joint venture in 2000; upon sale of our interest in ARG in 2006, we re-acquired our contributed holdings, which were renamed GWA.

(g)	We acquired Glencore Rail (NSW) Pty Limited (GRail) in 2016. FLA has been the rail operator of GRail since its inception in 2010.

EQUIPMENT
As of December 31, 2018, our rolling stock consisted of 1,338 locomotives, of which 1,147 were owned and 191 were leased, and 30,103 railcars, of which 8,783 were owned and 21,320 were leased. A breakdown of the types of railcars owned and leased by us as of December 31, 2018 is set forth in the table below:

	Owned	Leased	Total
Railcars by Car Type:
Box	1,186	9,078	10,264
Covered hoppers	2,710	4,324	7,034
Flats	1,863	2,705	4,568
Gondolas	608	3,404	4,012
Open top hoppers	2,182	1,365	3,547
Tank cars	14	29	43
Vehicle flats	44	406	450
Maintenance of way	163	9	172
Crew cars	13	—	13
	8,783	21,320	30,103
ITEM 3.     Legal Proceedings.
From time to time, we are a defendant in certain lawsuits resulting from our operations in the ordinary course, as the nature of our business exposes us to the potential for various claims and litigation, including those related to property damage, personal injury, freight loss, labor and employment, environmental and other matters. We maintain insurance policies to mitigate the financial risk associated with such claims. However, any material changes to pending litigation or a catastrophic rail accident or series of accidents involving material freight loss or property damage, personal injuries or environmental liability or other claims or disputes that are not covered by insurance could have a material adverse effect on our results of operations, financial condition and liquidity. As described in Note 2, Significant Accounting Policies, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report, we maintain insurance policies to mitigate the financial risk associated with many of these claims.
In November 2014, we received a notice from the United States Environmental Protection Agency (EPA) requesting information under the Clean Water Act related to the discharge of crude oil as a result of a derailment of an Alabama & Gulf Coast Railway LLC (AGR) freight train in November 2013 in the vicinity of Aliceville, Alabama. In May 2018, the EPA notified the AGR of a maximum civil payment penalty of $14.1 million, based on the amount of oil allegedly discharged and other relevant factors considered under the applicable regulation. Although the cleanup associated with this derailments is substantially complete, the civil penalty associated with the contamination is subject to further discussion and potential litigation.
Management believes there are adequate provisions in the financial statements for any probable liabilities that may result from disposition of the pending lawsuits and the aforementioned EPA matter. Based upon currently available information, we do not believe it is reasonably possible that any such lawsuit or matter would be material to our results of operations or have a material adverse effect on our financial position or liquidity.
ITEM 4.     Mine Safety Disclosures.
Not applicable.

PART II
ITEM 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our Class A Common Stock publicly trades on the NYSE under the trading symbol "GWR."
Number of Holders
On February 22, 2019, there were 120 Class A Common Stock record holders and 11 Class B Common Stock record holders.
Dividends
We did not pay cash dividends to our Class A or Class B common stockholders for the years ended December 31, 2018 and 2017. We do not intend to pay cash dividends to our common stockholders for the foreseeable future and intend to retain earnings, if any, for future operation and expansion of our business. Any determination to pay dividends to our common stockholders in the future will be at the discretion of our Board of Directors and subject to applicable law and any restrictions contained in our Credit Agreement. In October 2018, our Board of Directors authorized a new $500 million repurchase plan of Class A Common Stock, subject to certain limitations under our Credit Agreement. As of December 31, 2018, the remaining amount authorized for repurchase under the share repurchase plan was $339.8 million.
For more information on contractual restrictions on our ability to pay dividends, see our Class A Common Stock in Note 8, Long-Term Debt, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report.
Securities Authorized for Issuance Under Equity Compensation Plans
See "Part III Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for information about securities authorized for issuance under our equity compensation plans.
Recent Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities

2018	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) (2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (3)
October 1 to October 31	350,010	$84.00	350,010	$111,706
November 1 to November 30	717,373	$79.90	717,343	$426,879,283
December 1 to December 31	1,362,469	$75.52	1,362,469	$339,795,994
Total	2,429,852	$78.03	2,429,822

(1)
Of the 2,429,852 shares acquired in the three months ended December 31, 2018, 30 represent Class A Common Stock acquired by us from our employees who surrendered shares in lieu of cash to either fund their exercise of stock options or to pay taxes on stock-based awards made under our Third Amended and Restated 2004 Omnibus Incentive Plan.

(2)	Average price paid per share included costs associated with the repurchases.

(3)
In September 2015, in conjunction with Amendment No. 1 to the Credit Agreement, the Board of Directors (the Board) authorized the repurchase of up to $300 million of our Class A Common Stock and appointed a special committee of the Board to review and approve repurchases proposed by management, which authorization was reaffirmed by the Board on March 4, 2018. We began purchasing shares under this plan during 2018 and completed the $300 million share repurchase program in October 2018. In November 2018, the Board authorized the repurchase of an additional $500 million of our Class A Common Stock. During the three months ended December 31, 2018, we repurchased 2,429,822 shares of our Class A Common Stock under the repurchase programs.

ITEM 6.     Selected Financial Data.
The following selected financial data was derived from the consolidated statements of operations and consolidated balance sheets of Genesee & Wyoming as of and for the years ended December 31, 2018, 2017, 2016, 2015 and 2014. All of the information should be read in conjunction with the Consolidated Financial Statements and related notes included in "Part IV Item 15. Exhibits, Financial Statement Schedules" and "Part II Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report.
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

	For the Year Ended December 31,
	2018 (a)	2017 (b)	2016 (c)	2015 (d)	2014 (e)
	(In thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Operating revenues	$2,348,550	$2,208,044	$2,001,527	$2,000,401	$1,639,012
Operating expenses	1,925,038	1,816,063	1,715,165	1,616,140	1,217,441
Operating income	423,512	391,981	286,362	384,261	421,571
Interest income	3,256	2,082	1,107	481	1,445
Interest expense	(107,719)	(107,291)	(75,641)	(67,073)	(56,162)
Loss on forward contracts	—	—	—	(18,686)	—
Other (expense)/income, net	(188)	8,747	3,663	1,948	1,259
Income before income taxes	318,861	295,519	215,491	300,931	368,113
(Provision for)/benefit from income taxes	(64,535)	261,259	(74,395)	(75,894)	(107,107)
Net income	254,326	556,778	141,096	225,037	261,006
Less: Net income/(loss) attributable to noncontrolling interest	9,908	7,727	(41)	—	251
Net income attributable to Genesee & Wyoming Inc.	$244,418	$549,051	$141,137	$225,037	$260,755
Basic earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:
Basic earnings per common share	$4.09	$8.92	$2.46	$3.97	$4.71
Weighted average shares—Basic	59,745	61,579	57,324	56,734	55,305
Diluted earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:
Diluted earnings per common share	$4.03	$8.79	$2.42	$3.89	$4.58
Weighted average shares—Diluted	60,628	62,464	58,256	57,848	56,972
BALANCE SHEET DATA AT YEAR-END:
Total assets	$7,868,461	$8,034,897	$7,634,958	$6,703,082	$5,595,753
Long-term debt and capital leases (excluding portion due within one year)	$2,425,235	$2,303,442	$2,306,915	$2,205,785	$1,548,051
Total equity	$3,630,052	$3,896,092	$3,187,121	$2,519,461	$2,357,980

(a)
On June 5, 2018, we finalized the sale of our Continental Europe intermodal business, ERS Railways B.V. (ERS), for gross cash proceeds of €11.2 million (or $13.1 million at the exchange rate on June 5, 2018), or €6.8 million (or $7.9 million at the exchange rate on June 5, 2018) net of €4.4 million (or $5.2 million at the exchange rate on June 5, 2018) of cash on hand that transferred to the buyer. The sale resulted in a net loss of $1.4 million recognized in our consolidated statement of operations for the year ended December 31, 2018 within other (expense)/income, net. In addition, we recorded a $31.6 million income tax benefit associated with the U.S. Short Line Tax Credit for fiscal year 2017 that was enacted in February 2018. We also incurred $15.1 million of restructuring and related costs primarily associated with our U.K. Operations Optimization program, recorded a gain on settlement of $7.3 million from the recovery of pre-petition claims associated with Arrium Limited's voluntary administration (bankruptcy) and recognized $5.1 million of income tax expense associated with prior periods.

(b)
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

(c)
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

(d)
On January 5, 2015, we completed the acquisition of Pinsly Arkansas for $41.3 million in cash. On March 25, 2015, we acquired all of the outstanding share capital of RailInvest Holding Company Limited, the parent company of London-based Freightliner, for total consideration of £516.3 million (or $769.1 million at the exchange rate on March 25, 2015). In addition, we incurred $15.3 million of acquisition/integration costs primarily associated with Freightliner and recorded a loss of $18.9 million on the settlement of foreign currency forward purchase contracts during 2015, which were entered into in contemplation of the Freightliner acquisition.

(e)
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
Outlook for 2019
Financial Expectations
We expect consolidated operating revenues to decrease approximately 1% in 2019, primarily due to the June 2018 sale of our Continental European intermodal business, ERS Railways B.V. (ERS), the return of two leased railroads in Canada in Q4 2018, as well as a stronger United States dollar, which impacts the translation of revenues and expenses from our foreign operations. On a same railroad basis and adjusting for foreign currency, we expect our consolidated operating revenues to increase approximately 4%. Consolidated operating income is also expected to grow, primarily due to same railroad growth.
In North America, we expect operating revenues to increase approximately 2%, or 4% on a same railroad basis, excluding the impact of foreign currency, with carload growth across most industrial and consumer commodity categories and positive freight pricing. We expect our North American operating income to grow due to incremental margins on higher revenues as well as various efficiency initiatives.
In Australia, we expect operating revenues to decrease 2% in United States dollars but increase 4% in Australian dollars primarily due to higher freight revenues. Australian volumes are expected to increase approximately 10%, primarily due to higher coal traffic, partially offset by lower agricultural products volumes. We expect our Australia operating income to be flat in United States dollars, but to increase in Australian dollars.
Finally, in our U.K./European segment, we expect operating revenues to decrease 4% in United States dollars, primarily due to our divested ERS operations. On a same railroad basis, excluding the impact of foreign currency, U.K./European operating revenues are expected to increase 6%, primarily due to higher intermodal revenues, new aggregate contracts and higher U.K. infrastructure services revenue, partially offset by a decline in U.K. coal traffic. U.K./European operating income is expected to increase. On a same railroad basis, excluding the impact of foreign currency, U.K./European operating income is expected to increase approximately 20%. In addition to the revenue growth, our U.K./European operating income is expected to benefit from the ongoing restructuring activities.
We expect our consolidated annual effective income tax rate to be approximately 27%.

Capital Plan
We expect to make capital investments totaling $280 million in 2019. Of this total, $215 million is planned for ongoing railroad track and equipment capital and $30 million is planned for matching capital spending associated with government grant funded projects in the United States. We expect to spend an additional $35 million on new business investments, which include track projects, equipment purchases and investments in new facilities. Our capital plan excludes acquisitions and new business development projects that are identified during the year. Our new business investments of $35 million include $27 million for our Australian Operations, in which we own a 51.1% controlling interest.
Corporate and Business Development
We continue to evaluate a number of potential projects located in all of the geographic markets in which we currently operate and elsewhere around the world.
Overview
We own or lease 120 freight railroads worldwide that are organized in nine operating regions with approximately 8,000 employees and 3,000 customers. The financial results of our nine operating regions are reported in the following three distinct segments:

•
Our North American Operations segment includes seven regions that serve 41 U.S. states and four Canadian provinces and includes 114 short line and regional freight railroads with more than 13,000 track-miles.

•
Our Australian Operations segment serves New South Wales, the Northern Territory and South Australia and operates the 1,400-mile Tarcoola-to-Darwin rail line. Since December 1, 2016, the Australia Region is 51.1% owned by G&W and 48.9% owned by a consortium of funds and clients managed by Macquarie Infrastructure and Real Assets (MIRA).

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
Consolidated Annual Results
Our operating revenues increased $140.5 million, or 6.4%, to $2,348.6 million for the year ended December 31, 2018, compared with $2,208.0 million for the year ended December 31, 2017. Operating income for the year ended December 31, 2018 was $423.5 million, compared with $392.0 million for the year ended December 31, 2017. Our operating ratio, defined as operating expenses divided by operating revenues, was 82.0% for the year ended December 31, 2018, compared with 82.2% for the year ended December 31, 2017.
Our net income attributable to G&W for the year ended December 31, 2018 was $244.4 million, compared with net income of $549.1 million for the year ended December 31, 2017. Our diluted earnings per share (EPS) for the year ended December 31, 2018 were $4.03 with 60.6 million weighted average shares outstanding, compared with diluted EPS of $8.79 with 62.5 million weighted average shares outstanding for the year ended December 31, 2017. Our provision for income taxes for the year ended December 31, 2018 was $64.5 million, while our benefit from income taxes for the year ended December 31, 2017 was $261.3 million. Our provision for income taxes for the year ended December 31, 2018 included a $31.6 million benefit from the retroactive extension of the United States Short Line Tax Credit for fiscal year 2017, which was enacted in February 2018. The benefit from income taxes for the year ended December 31, 2017 included an income tax benefit of approximately $394 million resulting from reducing the value of our net deferred tax liabilities from a 35% United States federal income tax rate to the newly enacted rate of 21%, partially offset by an estimated transitional (toll) tax of approximately $22 million, both associated with the TCJA signed into law in December 2017. For additional information regarding our provision for/benefit from income taxes, see Note 13, Income Taxes, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report.

Our results for the year ended December 31, 2018 and 2017 included certain items affecting comparability between the periods that are set forth below (dollars in millions, except per share amounts):

	Income/(Loss) Before Taxes Impact	Net Income/(Loss) Attributable to G&W Impact	Diluted Earnings/(Loss) Per Common Share Impact
Year Ended December 31, 2018
Corporate development and related costs	$(0.8)	$(0.6)	$(0.01)
Restructuring and related costs	$(15.1)	$(12.2)	$(0.20)
Credit facility refinancing-related costs	$(2.7)	$(2.0)	$(0.03)
Gain on settlement	$7.3	$2.6	$0.04
Loss on sale of business	$(1.4)	$(1.4)	$(0.02)
Canadian railroad lease return costs	$(2.1)	$(1.5)	$(0.02)
Gain on sale of investment	$1.4	$1.0	$0.02
2017 Short Line Tax Credit	$—	$31.6	$0.52
Prior period tax adjustment	$—	$(5.1)	$(0.08)
Impact of the Tax Cuts and Jobs Act of 2017	$—	$(1.6)	$(0.03)

Year Ended December 31, 2017
Corporate development and related costs	$(11.9)	$(8.1)	$(0.13)
Restructuring costs	$(10.2)	$(9.0)	$(0.14)
Australia impairment and related costs	$(4.9)	$(1.8)	$(0.03)
Buyout of Freightliner deferred consideration agreements	$8.9	$8.9	$0.14
Gain on sale of investment	$1.6	$1.0	$0.02
U.K. coal restructuring and related charges	$1.1	$0.9	$0.01
Impact of TCJA enactment	$—	$371.9	$5.96
Recognition of unrecognized tax benefits	$—	$3.3	$0.05
During the year ended December 31, 2018, we generated $553.1 million in cash flows from operating activities. During the same period, we purchased $284.1 million of property and equipment, including $44.0 million for new business investments, partially offset by $20.5 million in cash received from government grants and other outside parties for capital spending, $9.5 million in cash proceeds from the sale of property and equipment, $7.9 million in proceeds from the sale of a business and $3.0 million in insurance proceeds received for the replacement of assets. Our unused borrowing capacity as of December 31, 2018 was $458.3 million.
Annual Results by Segment
North American Operations
Operating revenues from our North American Operations increased $84.6 million, or 6.6%, to $1,358.9 million for the year ended December 31, 2018, compared with $1,274.3 million for the year ended December 31, 2017. Excluding $1.8 million of revenues from new operations and a $0.1 million increase from the impact of foreign currency appreciation, our North American Operations same railroad revenues increased $82.7 million, or 6.5%.
Total traffic from our North American Operations increased 97,791 carloads, or 6.1%, to 1,700,973 carloads for the year ended December 31, 2018, compared with the year ended December 31, 2017. The increase consisted of 94,978 carloads, or 5.9%, from existing operations and 2,813 carloads from new operations. The increase in traffic from existing operations was principally due to increases of 31,073 carloads of coal and coke traffic, 21,229 carloads of metals traffic, 10,752 carloads of other commodity traffic, 8,536 carloads of pulp and paper traffic, 7,523 carloads of petroleum products traffic, 7,028 carloads of minerals and stone traffic, 6,302 carloads of intermodal traffic and 5,542 carloads of waste traffic, partially offset by a decrease of 3,096 carloads of autos and auto parts traffic. All remaining traffic increased by a net 89 carloads.

Operating income from our North American Operations was $343.1 million for the year ended December 31, 2018, compared with $304.3 million for the year ended December 31, 2017. Operating income for the year ended December 31, 2018 included $2.1 million of lease return costs associated with two railroad leases in the Canadian region that expired in the fourth quarter of 2018, $0.7 million of corporate development and related costs and $0.4 million of credit facility refinancing-related costs. Operating income for the year ended December 31, 2017 included corporate development and related costs of $8.2 million associated with the integration of Providence and Worcester Railroad and other corporate development projects. The operating ratio for our North American Operations was 74.8% for the year ended December 31, 2018, compared with 76.1% for the year ended December 31, 2017.
Australian Operations
Operating revenues from our Australian Operations decreased $5.8 million, or 1.9%, to $301.7 million for the year ended December 31, 2018, compared with $307.5 million for the year ended December 31, 2017. Excluding a $7.7 million decrease from the impact of foreign currency depreciation, our Australian Operations operating revenues increased by $1.9 million, or 0.6%.
Total traffic from our Australian Operations increased 24,770 carloads, or 4.5%, to 576,925 carloads for the year ended December 31, 2018, compared with the year ended December 31, 2017. The traffic increase was principally due to increases of 33,873 carloads of coal and coke traffic and 14,304 carloads of minerals and stone traffic, partially offset by decreases of 14,561 carloads of agricultural products traffic, 5,721 carloads of metallic ores traffic and 3,132 carloads of intermodal traffic. All remaining traffic increased by seven carloads.
Operating income from our Australian Operations was $80.3 million for the year ended December 31, 2018, compared with $77.3 million for the year ended December 31, 2017. Operating income for the year ended December 31, 2018 included a $7.3 million gain on settlement related to Arrium Limited's (Arrium) voluntary administration. For the year ended December 31, 2017, our Australian Operations recorded charges of $4.9 million related to the impairment of track assets on idle branch lines in Southern Australia. The operating ratio for our Australian Operations was 73.4% for the year ended December 31, 2018, compared with 74.9% for the year ended December 31, 2017.
U.K./European Operations
Operating revenues from our U.K./European Operations increased $61.8 million, or 9.9%, to $688.0 million for the year ended December 31, 2018, compared with $626.2 million for the year ended December 31, 2017. Excluding $46.7 million of revenues from our new operations and a $19.3 million increase from the impact of foreign currency appreciation, partially offset by a $36.0 million decrease from the divested ERS operations, our U.K./European Operations same railroad revenues increased $31.7 million, or 5.4%.
Total traffic from our U.K./European Operations decreased 96,926 carloads, or 8.9%, to 995,623 carloads for the year ended December 31, 2018, compared with the year ended December 31, 2017. Excluding traffic from our divested ERS operations, existing operations traffic decreased 24,807 carloads, or 2.6%, to 944,674 carloads. The decrease in traffic from existing operations was principally due to a decrease of 37,419 carloads of intermodal traffic, partially offset by an increase of 13,867 carloads of minerals and stone traffic. All remaining traffic decreased by a net 1,255 carloads.
Operating income from our U.K./European Operations was $0.1 million for the year ended December 31, 2018, compared with operating income of $10.5 million for the year ended December 31, 2017. Operating income for the year ended December 31, 2018 included $15.0 million of restructuring and related costs. Operating income for the year ended December 31, 2017 included $9.4 million of restructuring costs and $4.0 million of corporate development and related costs, partially offset by a gain on the buyout of the Freightliner deferred consideration of $8.9 million and a $1.1 million reduction to expense associated with a prior year accrual established for the restructuring of the U.K. coal business.
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

Providence and Worcester Railroad Company: On November 1, 2016, we completed the acquisition of 100% of the outstanding common stock of Providence and Worcester Railroad for $25.00 per share, or $126.2 million. We funded the acquisition with borrowings under our Second Amended and Restated Senior Secured Syndicated Credit Facility Agreement (the Prior Credit Agreement). The results of operations from Providence and Worcester Railroad have been included in our consolidated statements of operations within our North American Operations since the acquisition date. We incurred $3.1 million of integration costs associated with Providence and Worcester Railroad during the year ended December 31, 2017, of which $2.7 million was included within labor and benefits expense primarily for severance costs and $0.4 million was included within other expenses in our consolidated statement of operations.
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
We and MIRA contributed a combined A$1.3 billion in the form of cash, partner loans and contributed equity, and our subsidiary, GWI Acquisitions Pty Ltd (GWIA), entered into a five-year A$690.0 million senior secured term loan facility that is non-recourse to us and to MIRA. The proceeds were used to acquire GRail for A$1.14 billion, repay Genesee & Wyoming Australia’s (GWA) existing A$250.0 million term loan (under our Prior Credit Agreement) and pay A$19.8 million in debt issuance costs and A$13.2 million of acquisition-related costs (collectively, the GRail Transactions).
The results from operations from GRail have been included in our consolidated statements of operations within our Australian Operations segment since the acquisition date. For additional information regarding the acquisition of GRail, see Note 3, Changes in Operations, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report.
Arrium Limited: On April 7, 2016, GWA's customer, Arrium, announced it had entered into voluntary administration. As a result, during the first quarter of 2016, we recorded a $13.0 million non-cash charge related to the impairment of GWA's idle rolling-stock maintenance facility and an allowance for doubtful accounts charge of $8.1 million. Also as a result of the voluntary administration, all payments to GWA associated with the rail haulage agreement for Arrium's Southern Iron mine ceased.
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
In December 2017, GWA recovered $0.9 million of cash in relation to our previous agreements with Arrium. During the year ended December 31, 2018, GWA recorded $7.3 million of gains on settlement from additional cash recoveries of pre-petition claims associated with Arrium, which were recognized as offsets to other expenses, net in our consolidated statement of operations.

U.K./European Operations
U.K. Operations Optimization: In 2018, we reorganized our U.K. business into three service platforms: Rail (Intermodal and Heavy Haul), Road (former Freightliner and Pentalver road operations) and Terminals (former Freightliner and Pentalver terminals), with a single combined commercial organization responsible for selling all three services. We also announced a program to restructure and further optimize our operations in the U.K. that began in May 2018 and is intended to be completed by 2020. The program includes the rationalization of the locomotive and railcar fleet, management restructuring (following the U.K. consultative process), and technology investments to upgrade systems to enhance productivity and service quality. Of the $52 million estimated total restructuring and related charges previously disclosed, approximately $20 million is now expected to be unnecessary due to contracted new business. Restructuring and related costs associated with the optimization are expected to be approximately $32 million. During the year ended December 31, 2018, we incurred $15.0 million of restructuring and related costs associated with the optimization. For additional information regarding the optimization of our U.K. operations, see Note 3, Changes in Operations, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report.
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
The results of operations from Pentalver have been included in our consolidated statement of operations within our U.K./European Operations segment since the acquisition date. We incurred $3.9 million of acquisition and integration costs related to Pentalver during the year ended December 31, 2017, of which $3.8 million was included within other expenses and $0.1 million was included in labor and benefits expense in our consolidated statement of operations. For additional information regarding the acquisition of Pentalver, see Note 3, Changes in Operations, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report.
Continental Europe Intermodal Business: The performance of ERS, our Continental Europe intermodal business, reached unsustainable levels during 2016 and a restructuring plan was initiated. As a result of the ERS restructuring plan, we recorded impairment and related charges of $21.5 million in December 2016. These charges primarily included $14.5 million for an impairment of goodwill and $4.1 million for an impairment of a customer-related intangible asset, which were both recorded to net (gain)/loss on sale and impairment of assets within operating expenses, which represented the entire carrying value of these assets.
In 2017, we ceased all "open" train services from the port of Rotterdam and closed the ERS offices in Rotterdam and Frankfurt as well as the ERS customer services function in Warsaw. For the year ended December 31, 2017, we recorded $5.7 million of restructuring costs related to ERS, primarily for severance costs and costs associated with surplus locomotive and railcar leases.
On June 5, 2018, we finalized the sale of ERS for gross cash proceeds of €11.2 million (or $13.1 million at the exchange rate on June 5, 2018) or €6.8 million (or $7.9 million at the exchange rate on June 5, 2018) net of €4.4 million (or $5.2 million at the exchange rate on June 5, 2018) of cash on hand that transferred to the buyer. The sale resulted in a net loss of $1.4 million recognized in our consolidated statement of operations within other (loss)/income, net during the year ended December 31, 2018.
Restructuring of U.K. Coal Business: During 2016, due to a drastic decline in coal shipments, we implemented a restructuring of our U.K. coal business. The U.K. coal business, which we acquired as part of the Freightliner acquisition in 2015, was a relatively low-margin business, and we originally expected to cease coal shipments by 2022. We incurred charges related to the U.K. coal restructuring program of $14.7 million during the year ended December 31, 2016. These charges included $10.5 million associated with leased railcars that exceed our expected ongoing needs and were permanently taken out of service, which was recorded to equipment rents within operating expenses, as well as $4.2 million of severance and related costs associated with restructuring our workforce. During the year ended December 31, 2017, we recorded a reduction to equipment rents within operating expenses of $1.1 million associated with an adjustment to the liability recorded in 2016 for the leased railcars.

Year Ended December 31, 2018 Compared with Year Ended December 31, 2017
Consolidated Operating Results
Operating Revenues
The following table reflects the calculation of our total ongoing operations by subtracting the revenues and carloads from the divested ERS operations from our total operations for the years ended December 31, 2018 and 2017 (dollars in thousands):

	2018			2017			Increase in Total Operations		Currency Impact on 2017 Total Operations*
	Total Operations	Divested Operations	Total Ongoing Operations	Total Operations	Divested Operations	Total Ongoing Operations	Amount	%
Freight revenues	$1,642,465	$17,086	$1,625,379	$1,553,875	$41,588	$1,512,287	$88,590	5.7%	$6,179
Freight-related revenues	571,595	7,006	564,589	533,651	15,073	518,578	37,944	7.1%	5,038
All other revenues	134,490	21	134,469	120,518	29	120,489	13,972	11.6%	435
Total operating revenues	$2,348,550	$24,113	$2,324,437	$2,208,044	$56,690	$2,151,354	$140,506	6.4%	$11,652
Carloads	3,273,521	50,949	3,222,572	3,247,886	123,068	3,124,818	25,635	0.8%
* Currency impact was calculated by comparing the 2017 results translated from local currency to United States dollars using 2018 exchange rates to the 2017 results in United States dollars as reported.
The following table sets forth our total ongoing operating revenues and carloads by new operations and existing operations for the years ended December 31, 2018 and 2017 (dollars in thousands):

	2018			2017	Increase/(Decrease) in Existing/Ongoing Operations		Currency Impact on 2017 Total Ongoing Operations
	Total Ongoing Operations	New Operations	Existing Operations	Total Ongoing Operations	Amount	%
Freight revenues	$1,625,379	$1,580	$1,623,799	$1,512,287	$111,512	7.4%	$3,822
Freight-related revenues	564,589	32,532	532,057	518,578	13,479	2.6%	4,001
All other revenues	134,469	14,440	120,029	120,489	(460)	(0.4)%	433
Total operating revenues	$2,324,437	$48,552	$2,275,885	$2,151,354	$124,531	5.8%	$8,256
Carloads	3,222,572	2,813	3,219,759	3,124,818	94,941	3.0%
* Currency impact was calculated by comparing the 2017 results translated from local currency to United States dollars using 2018 exchange rates to the 2017 results in United States dollars as reported.
Operating Expenses
Total operating expenses for the year ended December 31, 2018 increased $109.0 million, or 6.0%, to $1,925.0 million, compared with $1,816.1 million for the year ended December 31, 2017. The increase consisted of $99.4 million from existing operations and $46.6 million from new operations, partially offset by a $37.0 million decrease from our divested ERS operations. The increase from existing operations included an $11.3 million increase from the net appreciation of foreign currencies relative to the United States dollar, as well as increases of $35.8 million in diesel fuel used in train operations, $33.8 million in labor and benefits expense, $11.3 million in depreciation and amortization expense, $7.9 million in materials expense, $4.9 million in restructuring and related costs, $3.5 million in equipment rents expense and $2.1 million in electricity used in train operations. These increases were partially offset by decreases of $7.0 million in net gain on sale and impairment of assets and $4.2 million in purchased services expense. For additional explanations regarding the changes in our total operating expenses, see "Operating Results by Segment."

The following table sets forth our total operating expenses for the years ended December 31, 2018 and 2017 (dollars in thousands):

	2018		2017		Increase/(Decrease)	Currency Impact	2017 Constant Currency*	Increase/ (Decrease) Constant Currency*
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$709,735	30.2%	$666,765	30.1%	$42,970	$4,584	$671,349	$38,386
Equipment rents	138,207	5.9%	132,903	6.0%	5,304	2,978	135,881	2,326
Purchased services	234,903	10.0%	244,119	11.1%	(9,216)	3,903	248,022	(13,119)
Depreciation and amortization	263,216	11.2%	250,457	11.3%	12,759	(453)	250,004	13,212
Diesel fuel used in train operations	184,437	7.9%	147,427	6.7%	37,010	1,121	148,548	35,889
Electricity used in train operations	9,603	0.4%	7,521	0.3%	2,082	534	8,055	1,548
Casualties and insurance	45,534	2.0%	46,993	2.1%	(1,459)	28	47,021	(1,487)
Materials	129,081	5.5%	107,519	4.9%	21,562	280	107,799	21,282
Trackage rights	87,743	3.7%	87,490	4.0%	253	1,258	88,748	(1,005)
Net (gain)/loss on sale and impairment of assets	(3,246)	(0.1)%	4,254	0.2%	(7,500)	(369)	3,885	(7,131)
Restructuring and related costs	15,088	0.6%	10,160	0.5%	4,928	576	10,736	4,352
Other expenses	110,737	4.7%	110,455	5.0%	282	1,286	111,741	(1,004)
Total operating expenses	$1,925,038	82.0%	$1,816,063	82.2%	$108,975	$15,726	$1,831,789	$93,249
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.

Operating Income/Operating Ratio
Operating income was $423.5 million for the year ended December 31, 2018, compared with $392.0 million for the year ended December 31, 2017. Operating income for the year ended December 31, 2018 included restructuring and related costs of $15.1 million, primarily driven by our optimization activities in the U.K., lease return costs of $2.1 million associated with two railroad leases in Canada that expired in the fourth quarter of 2018, and corporate development and related costs of $0.8 million, partially offset by a $7.3 million gain on settlement related to Arrium's voluntary administration. Operating income for the year ended December 31, 2017 included corporate development and related costs of $11.9 million, restructuring costs of $10.2 million and impairment and related charges of $4.9 million associated with our Australian Operations, partially offset by an $8.9 million reduction to expense as a result of the buyout of the Freightliner deferred consideration and a $1.1 million reduction to expense associated with a prior year accrual established for the restructuring of our U.K. coal business. Our operating ratio was 82.0% for the year ended December 31, 2018, compared with 82.2% for the year ended December 31, 2017.
Interest Expense
Interest expense was $107.7 million for the year ended December 31, 2018, compared with $107.3 million for the year ended December 31, 2017.
Provision For/Benefit From Income Taxes
Our provision for income taxes for the year ended December 31, 2018 was $64.5 million, while our benefit from income taxes for the year ended December 31, 2017 was $261.3 million. Our provision for income taxes for the year ended December 31, 2018 included a $31.6 million benefit from the retroactive extension of the United States Short Line Tax Credit for fiscal year 2017, which was enacted in February 2018. The benefit from income taxes for the year ended December 31, 2017 included an income tax benefit of approximately $394 million resulting from reducing the value of our net deferred tax liabilities from a 35% United States federal income tax rate to the newly enacted rate of 21%, partially offset by an estimated transitional (toll) tax of approximately $22 million, both associated with the TCJA signed into law in December 2017. For additional information regarding our benefit from/provision for income taxes, see Note 13, Income Taxes, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report.

The United States Short Line Tax Credit was an income tax track maintenance credit for Class II and Class III railroads to reduce their federal income tax based on qualified railroad track maintenance expenditures (the Short Line Tax Credit). Qualified expenditures included amounts incurred for maintaining track, including roadbed, bridges and related track structures owned or leased by a Class II or Class III railroad. The credit was equal to 50% of the qualified expenditures, subject to an annual limitation of $3,500 multiplied by the number of miles of railroad track owned or leased by the Class II or Class III railroad as of the end of its tax year. The Short Line Tax Credit was initially enacted for a three-year period, 2005 through 2007, and was subsequently extended a series of times with the last extension enacted in February 2018. The February 2018 extension provided a retroactive credit, solely for fiscal year 2017. Legislation is currently pending that seeks to extend the Short Line Tax Credit retroactively for fiscal year 2018 and beyond. For additional information regarding the Short Line Tax Credit, see Note 13, Income Taxes, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report.
Net Income and Earnings Per Common Share Attributable to G&W Common Stockholders
Net income attributable to G&W for the year ended December 31, 2018 was $244.4 million, compared with $549.1 million for the year ended December 31, 2017. Our basic EPS were $4.09 with 59.7 million weighted average shares outstanding for the year ended December 31, 2018, compared with basic EPS of $8.92 with 61.6 million weighted average shares outstanding for the year ended December 31, 2017. Our diluted EPS for the year ended December 31, 2018 were $4.03 with 60.6 million weighted average shares outstanding, compared with diluted EPS of $8.79 with 62.5 million weighted average shares outstanding for the year ended December 31, 2017. Our results for the years ended December 31, 2018 and 2017 included certain items affecting comparability between the periods as previously presented in the "Overview."
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
Our Australian business underwent a transformational change on December 1, 2016, with the acquisition of Glencore Rail (NSW) Pty Limited (GRail) and the formation of the Australia Partnership, which we control through our 51.1% interest. The GRail acquisition significantly expanded our operations in New South Wales. In conjunction with the GRail acquisition, we issued a 48.9% equity stake in our Australian subsidiary, G&W Australia Holdings LP (GWAHLP), to MIRA. We retained a 51.1% controlling interest in GWAHLP and continue to consolidate 100% of our Australian Operations in our financial statements and report a noncontrolling interest for MIRA’s 48.9% equity ownership. As a result, (1) 100% of the assets and liabilities of our Australian Operations, after the elimination of intercompany balances, were included in our consolidated balance sheets as of December 31, 2018, 2017 and 2016, with MIRA's 48.9% noncontrolling interest reflected in the equity section, (2) our operating revenues and operating income for the year ended December 31, 2018, 2017 and 2016 included 100% of our Australian Operations, while net income attributable to G&W reflected our 51.1% ownership position in our Australian Operations since the formation of the partnership on December 1, 2016 and (3) 100% of the cash flows of our Australian Operations, after the elimination of intercompany items, were included in our consolidated statements of cash flows for the years ended December 31, 2018, 2017 and 2016. Accordingly, any payments between our Australian Operations and our other businesses are eliminated in consolidation, while our cash flows reflect 100% of any cash flows between our Australian Operations and MIRA.
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

The following tables set forth our North American Operations, Australian Operations and U.K./European Operations for the years ended December 31, 2018 and 2017 (dollars in thousands):

	2018
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$1,037,549	$255,022	$349,894	$1,642,465
Freight-related revenues	257,162	41,252	273,181	571,595
All other revenues	64,159	5,404	64,927	134,490
Total operating revenues	$1,358,870	$301,678	$688,002	$2,348,550
Operating expenses:
Labor and benefits	432,777	72,032	204,926	709,735
Equipment rents	54,573	5,205	78,429	138,207
Purchased services	60,126	24,622	150,155	234,903
Depreciation and amortization	165,625	60,766	36,825	263,216
Diesel fuel used in train operations	96,978	31,505	55,954	184,437
Electricity used in train operations	—	—	9,603	9,603
Casualties and insurance	33,078	6,557	5,899	45,534
Materials	52,698	11,274	65,109	129,081
Trackage rights	40,598	8,131	39,014	87,743
Net gain on sale and impairment of assets	(2,772)	(269)	(205)	(3,246)
Restructuring and related costs	53	—	15,035	15,088
Other expenses	82,024	1,578	27,135	110,737
Total operating expenses	1,015,758	221,401	687,879	1,925,038
Operating income	$343,112	$80,277	$123	$423,512
Operating ratio	74.8%	73.4%	100.0%	82.0%
Interest expense, net	$40,827	$51,358	$12,278	$104,463
Provision for income taxes	$43,531	$8,694	$12,310	$64,535
Expenditures for additions to property & equipment, net of grants from outside parties	$182,645	$42,722	$38,208	$263,575
Carloads	1,700,973	576,925	995,623	3,273,521

	2017
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$961,356	$254,653	$337,866	$1,553,875
Freight-related revenues	249,623	46,696	237,332	533,651
All other revenues	63,306	6,161	51,051	120,518
Total operating revenues	$1,274,285	$307,510	$626,249	$2,208,044
Operating expenses:
Labor and benefits	416,098	68,935	181,732	666,765
Equipment rents	53,139	5,577	74,187	132,903
Purchased services	59,815	26,269	158,035	244,119
Depreciation and amortization	158,006	61,142	31,309	250,457
Diesel fuel used in train operations	76,852	25,236	45,339	147,427
Electricity used in train operations	—	—	7,521	7,521
Casualties and insurance	37,262	5,502	4,229	46,993
Materials	49,757	10,706	47,056	107,519
Trackage rights	38,637	12,633	36,220	87,490
Net (gain)/loss on sale and impairment of assets	(1,456)	5,797	(87)	4,254
Restructuring costs	467	338	9,355	10,160
Other expenses	81,456	8,124	20,875	110,455
Total operating expenses	970,033	230,259	615,771	1,816,063
Operating income	$304,252	$77,251	$10,478	$391,981
Operating ratio	76.1%	74.9%	98.3%	82.2%
Interest expense, net	$38,547	$54,718	$11,944	$105,209
(Benefit from)/provision for income taxes	$(266,063)	$6,110	$(1,306)	$(261,259)
Expenditures for additions to property & equipment, net of grants from outside parties	$166,685	$16,076	$25,462	$208,223
Carloads	1,603,182	552,155	1,092,549	3,247,886
North American Operations
Operating Revenues and Carloads
The following table sets forth our North American Operations operating revenues and carloads by new operations and existing operations for the years ended December 31, 2018 and 2017 (dollars in thousands):

					Increase in Total Operations		Increase in Existing Operations		Currency Impact on 2017 Total Operations*
	2018			2017
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%
Freight revenues	$1,037,549	$1,580	$1,035,969	$961,356	$76,193	7.9%	$74,613	7.8%	$90
Freight-related revenues	257,162	240	256,922	249,623	7,539	3.0%	7,299	2.9%	(39)
All other revenues	64,159	10	64,149	63,306	853	1.3%	843	1.3%	18
Total operating revenues	$1,358,870	$1,830	$1,357,040	$1,274,285	$84,585	6.6%	$82,755	6.5%	$69
Carloads	1,700,973	2,813	1,698,160	1,603,182	97,791	6.1%	94,978	5.9%
* Currency impact was calculated by comparing the 2017 results translated from local currency to United States dollars using 2018 exchange rates to the 2017 results in United States dollars as reported.

Freight Revenues
The following table sets forth the changes in our North American Operations freight revenues by commodity group segregated into new operations and existing operations for the year ended December 31, 2018, compared with the year ended December 31, 2017 (dollars in thousands):

			Increase/(Decrease) in Total Operations	New Operations	Currency Impact	2017 Constant Currency*	Increase/(Decrease) in Existing Operations Constant Currency*

Commodity Group	2018	2017
Agricultural Products	$122,832	$124,285	$(1,453)	$113	$40	$124,325	$(1,606)
Autos & Auto Parts	21,568	22,901	(1,333)	—	—	22,901	(1,333)
Chemicals & Plastics	151,759	148,252	3,507	362	47	148,299	3,098
Coal & Coke	83,162	75,935	7,227	—	(11)	75,924	7,238
Food & Kindred Products	34,361	33,424	937	—	3	33,427	934
Intermodal	1,665	980	685	—	(1)	979	686
Lumber & Forest Products	91,928	87,200	4,728	1,050	16	87,216	3,662
Metallic Ores	13,940	13,391	549	—	3	13,394	546
Metals	126,579	103,863	22,716	—	28	103,891	22,688
Minerals & Stone	140,310	130,511	9,799	7	(4)	130,507	9,796
Petroleum Products	74,177	68,388	5,789	2	(12)	68,376	5,799
Pulp & Paper	121,600	107,453	14,147	—	(9)	107,444	14,156
Waste	29,049	25,063	3,986	—	(2)	25,061	3,988
Other	24,619	19,710	4,909	46	(8)	19,702	4,871
Total freight revenues	$1,037,549	$961,356	$76,193	$1,580	$90	$961,446	$74,523
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following table sets forth our North American Operations freight revenues, carloads and average freight revenues per carload for the years ended December 31, 2018 and 2017 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads		Average Freight Revenues Per Carload
	2018		2017 Constant Currency*
Commodity Group	Amount	% of Total	Amount	% of Total	2018	2017	2018	2017	2017 Constant Currency*
Agricultural Products	$122,832	11.9%	$124,325	12.9%	208,283	209,471	$590	$593	$594
Autos & Auto Parts	21,568	2.1%	22,901	2.4%	34,150	37,246	632	615	615
Chemicals & Plastics	151,759	14.6%	148,299	15.4%	175,911	177,602	863	835	835
Coal & Coke	83,162	8.0%	75,924	7.9%	255,351	224,278	326	339	339
Food & Kindred Products	34,361	3.3%	33,427	3.5%	60,531	59,307	568	564	564
Intermodal	1,665	0.2%	979	0.1%	16,140	9,838	103	100	100
Lumber & Forest Products	91,928	8.9%	87,216	9.1%	145,354	140,856	632	619	619
Metallic Ores	13,940	1.3%	13,394	1.4%	17,490	17,925	797	747	747
Metals	126,579	12.2%	103,891	10.8%	158,117	136,888	801	759	759
Minerals & Stone	140,310	13.5%	130,507	13.6%	221,527	214,469	633	609	609
Petroleum Products	74,177	7.1%	68,376	7.1%	105,940	98,414	700	695	695
Pulp & Paper	121,600	11.7%	107,444	11.2%	170,408	161,872	714	664	664
Waste	29,049	2.8%	25,061	2.6%	57,623	52,081	504	481	481
Other	24,619	2.4%	19,702	2.0%	74,148	62,935	332	313	313
Total	$1,037,549	100.0%	$961,446	100.0%	1,700,973	1,603,182	$610	$600	$600
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.

Total traffic from our North American Operations increased 97,791 carloads, or 6.1%, for the year ended December 31, 2018, compared with the year ended December 31, 2017. The increase consisted of 94,978 carloads, or 5.9%, from existing operations and 2,813 carloads from new operations. The increase in traffic from existing operations was principally due to increases of 31,073 carloads of coal and coke traffic, 21,229 carloads of metals traffic, 10,752 carloads of other commodity traffic, 8,536 carloads of pulp and paper traffic, 7,523 carloads of petroleum products traffic, 7,028 carloads of minerals and stone traffic, 6,302 carloads of intermodal traffic and 5,542 carloads of waste traffic, partially offset by a decrease of 3,096 carloads of autos and auto parts traffic. All remaining traffic increased by a net 89 carloads.
Changes in average freight revenues per carload in a commodity group may be impacted by changes in customer rates and fuel surcharges, as well as changes in the mix of customer traffic within a commodity group. Average freight revenues per carload from our North American Operations increased 1.7% to $610 for the year ended December 31, 2018, compared with the year ended December 31, 2017. Average freight revenues per carload from existing operations also increased 1.7% to $610 for the year ended December 31, 2018, compared with the year ended December 31, 2017. The increase in average freight revenues per carload was impacted by higher fuel surcharges, which increased average freight revenues per carload by 2.1%, partially offset by the impact of a change in commodity mix, which decreased average freight revenues per carload 1.1%. Excluding these factors, average freight revenues per carload increased 0.7%.
The following information discusses the significant changes in our North American Operations freight revenues from existing operations by commodity group, excluding the impact of foreign currency.
Autos and auto parts revenues decreased $1.3 million, or 5.8%. Autos and auto parts traffic decreased 3,096 carloads, or 8.3%, which decreased revenues by $2.0 million, while average freight revenues per carload increased 2.8%, which increased revenues by $0.6 million. The decrease in carloads was primarily due to decreased shipments of auto parts in the northeastern and southern United States.
Chemicals and plastics revenues increased $3.1 million, or 2.1%. Chemicals and plastics average freight revenues per carload increased 3.4%, which increased revenues by $4.9 million, while traffic decreased 2,126 carloads, or 1.2%, which decreased revenues by $1.8 million. The decrease in carloads was primarily due to lower sulphuric acid traffic in the western United States and lower ethanol traffic resulting from barge competition in the midwestern United States, partially offset by increased industrial chemical demand in the southern United States.
Coal and coke revenues increased $7.2 million, or 9.5%. Coal and coke traffic increased 31,073 carloads, or 13.9%, which increased revenues by $10.1 million, while average freight revenues per carload decreased 3.8%, which decreased revenues by $2.9 million. The increase in carloads was primarily due to increased demand and new business in the northeastern and midwestern United States, as well as a maintenance outage at a customer facility in 2017. The decrease in average freight revenues per carload was primarily due to a change in the mix of business.
Lumber and forest products revenues increased $3.7 million, or 4.2%. Lumber and forest products average freight revenues per carload increased 2.3%, which increased revenues by $1.9 million, and traffic increased 2,789 carloads, or 2.0%, which increased revenues by $1.8 million. The increase in carloads was primarily due to increased shipments of lumber in the western United States.
Metals revenues increased $22.7 million, or 21.8%. Metals traffic increased 21,229 carloads, or 15.5%, which increased revenues by $17.0 million, and average freight revenues per carload increased 5.5%, which increased revenues by $5.7 million. The increase in carloads was primarily due to increased coil and pig iron shipments in the southern United States, increased scrap steel shipments in the midwestern United States and increased finished steel shipments across North America.
Minerals and stone revenues increased $9.8 million, or 7.5%. Minerals and stone average freight revenues per carload increased 3.9%, which increased revenues by $5.3 million, and traffic increased 7,028 carloads, or 3.3%, which increased revenues by $4.5 million. The increase in carloads was primarily due to increased cement shipments across North America and increased rock salt and frac sand shipments in the northeastern United States.
Petroleum products increased $5.8 million, or 8.5%. Petroleum products traffic increased 7,523 carloads, or 7.6%, which increased revenues by $5.3 million, and average freight revenues per carload increased 0.7%, which increased revenues by $0.5 million. The increase in carloads was primarily due to increased shipments of fuel oil, jet fuel, natural gas and liquid petroleum in Canada.

Pulp and paper revenues increased $14.2 million, or 13.2%. Pulp and paper average freight revenues per carload increased 7.5%, which increased revenues by $8.1 million, and traffic increased 8,536 carloads, or 5.3%, which increased revenues by $6.1 million. The increase in carloads was primarily due to increased containerboard shipments across North America.
Waste revenues increased $4.0 million, or 15.9%. Waste traffic increased 5,542 carloads, or 10.6%, which increased revenues by $2.8 million, and average freight revenues per carload increased 4.8%, which increased revenues by $1.2 million. The increase in carloads was primarily due to increased shipments to waste disposal sites in the northeastern United States.
Other commodity revenues increased $4.9 million, or 24.7%. Other commodity traffic increased 10,752 carloads, or 17.1%, which increased revenues by $3.6 million, and average freight revenues per carload increased 6.4%, which increased revenues by $1.3 million. The increase in carloads was primarily due to increased empty car traffic in the southern and central United States. The increase in average freight revenues per carload was primarily due to shipments of wind towers in the midwestern United States and Canada.
Freight revenues from all remaining commodities combined increased by a net $0.4 million.
Freight-Related Revenues
Excluding the impact from foreign currency, freight-related revenues from our North American Operations, which includes revenues from railcar switching, track access rights, crewing services, storage and other ancillary revenues related to the movement of freight, increased $7.6 million, or 3.0%, to $257.2 million for the year ended December 31, 2018, compared with $249.6 million for the year ended December 31, 2017. The increase in freight-related revenues was primarily due to increased switching revenues from existing operations primarily related to a new iron ore customer in Canada, stronger intermodal and petroleum products in the southeastern United States.
All Other Revenues
Excluding the impact from foreign currency, all other revenues from our North American Operations, which includes revenues from third-party car and locomotive repairs, property rentals, railroad construction and other ancillary revenues not directly related to the movement of freight, increased $0.8 million, or 1.3%, to $64.2 million for the year ended December 31, 2018, compared with $63.3 million for the year ended December 31, 2017. The increase was primarily from existing operations.
Operating Expenses
Total operating expenses from our North American Operations increased $45.7 million, or 4.7%, to $1,015.8 million for the year ended December 31, 2018, compared with $970.0 million for the year ended December 31, 2017. The increase consisted of $44.2 million from existing operations and $1.5 million from new operations. The increase from existing operations was primarily due to a $20.0 million increase in the cost of diesel fuel used in train operations, a $16.2 million increase in labor and benefits expense, a $7.4 million increase in depreciation and amortization expense, a $2.8 million increase in materials expense and a $1.9 million increase in trackage rights expense, partially offset by a $4.3 million decrease in casualties and insurance expense. In addition, the change from existing operations included a $0.3 million increase due to the impact of foreign currency appreciation.

The following table sets forth operating expenses from our North American Operations for the years ended December 31, 2018 and 2017 (dollars in thousands):

	2018		2017		Increase/(Decrease)	Currency Impact	2017 Constant Currency*	Increase/(Decrease) Constant Currency*
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$432,777	31.9%	$416,098	32.7%	$16,679	$83	$416,181	$16,596
Equipment rents	54,573	4.0%	53,139	4.2%	1,434	7	53,146	1,427
Purchased services	60,126	4.4%	59,815	4.7%	311	1	59,816	310
Depreciation and amortization	165,625	12.2%	158,006	12.4%	7,619	35	158,041	7,584
Diesel fuel used in train operations	96,978	7.1%	76,852	6.0%	20,126	39	76,891	20,087
Casualties and insurance	33,078	2.4%	37,262	2.9%	(4,184)	39	37,301	(4,223)
Materials	52,698	3.9%	49,757	3.9%	2,941	21	49,778	2,920
Trackage rights	40,598	3.0%	38,637	3.0%	1,961	1	38,638	1,960
Net gain on sale and impairment of assets	(2,772)	(0.2)%	(1,456)	(0.1)%	(1,316)	13	(1,443)	(1,329)
Restructuring and related costs	53	—%	467	—%	(414)	—	467	(414)
Other expenses, net	82,024	6.1%	81,456	6.4%	568	11	81,467	557
Total operating expenses	$1,015,758	74.8%	$970,033	76.1%	$45,725	$250	$970,283	$45,475
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following information discusses the significant changes in operating expenses from our North American Operations, excluding an increase of $0.3 million due to the impact from foreign currency appreciation.
Labor and benefits expense was $432.8 million for the year ended December 31, 2018, compared with $416.2 million for the year ended December 31, 2017, an increase of $16.6 million, or 4.0%. The increase consisted of $16.2 million from existing operations and $0.4 million from new operations. The increase from existing operations was primarily due to annual wage increases, as well as additional overtime.
Depreciation and amortization expense was $165.6 million for the year ended December 31, 2018, compared with $158.0 million for the year ended December 31, 2017, an increase of $7.6 million, or 4.8%. The increase was primarily attributable to a larger depreciable asset base in 2018 compared with 2017, reflecting capital spending in 2018 and 2017.
The cost of diesel fuel used in train operations was $97.0 million for the year ended December 31, 2018, compared with $76.9 million for the year ended December 31, 2017, an increase of $20.1 million, or 26.1%. The increase was primarily associated with existing operations, which consisted of a $17.1 million increase due to a 22.4% increase in average fuel cost per gallon and a $2.9 million increase due to a 3.1% increase in diesel fuel consumption from existing operations.
Casualties and insurance expense was $33.1 million for the year ended December 31, 2018, compared with $37.3 million for the year ended December 31, 2017, a decrease of $4.2 million, or 11.3%. The decrease was primarily attributable to a $3.0 million gain from insurance recoveries recognized in 2018 as an offset to expense related to a prior year trestle fire.
Materials expense was $52.7 million for the year ended December 31, 2018, compared with $49.8 million for the year ended December 31, 2017, an increase of $2.9 million, or 5.9%. The increase included approximately $1 million of costs associated with the return of two railroad leases in Canada that expired in the fourth quarter of 2018.
Trackage rights expense was $40.6 million for the year ended December 31, 2018, compared with $38.6 million for the year ended December 31, 2017, an increase of $2.0 million, or 5.1%. The increase was primarily attributable to increased rail traffic and increased traffic at port switching locations.

Operating Income/Operating Ratio
Operating income from our North American Operations was $343.1 million for the year ended December 31, 2018, compared with $304.3 million for the year ended December 31, 2017. Operating income for the year ended December 31, 2018 included $2.1 million of lease return costs associated with two railroad leases in the Canadian region that expired in the fourth quarter of 2018 and $0.7 million of corporate development and related costs. Operating income for the year ended December 31, 2017 included corporate development and related costs of $8.2 million associated with the integration of Providence and Worcester Railroad and other corporate development projects. The operating ratio was 74.8% for the year ended December 31, 2018, compared with 76.1% for the year ended December 31, 2017.
Australian Operations
Operating Revenues and Carloads
As previously disclosed, we own a controlling 51.1% ownership interest in our Australian Operations and, therefore, include 100% of our Australian Operations within our consolidated financial statements with a 48.9% noncontrolling interest recorded to reflect MIRA's ownership. The following table sets forth our Australian Operations operating revenues and carloads for the years ended December 31, 2018 and 2017 (dollars in thousands):

			Increase/(Decrease) in Total Operations		Currency Impact on 2017 Total Operations*
	2018	2017	Amount	%
Freight revenues	$255,022	$254,653	$369	0.1%	$(6,369)
Freight-related revenues	41,252	46,696	(5,444)	(11.7)%	(1,146)
All other revenues	5,404	6,161	(757)	(12.3)%	(178)
Total operating revenues	$301,678	$307,510	$(5,832)	(1.9)%	$(7,693)
Carloads	576,925	552,155	24,770	4.5%
* Currency impact was calculated by comparing the 2017 results translated from local currency to United States dollars using 2018 exchange rates to the 2017 results in United States dollars as reported.
Freight Revenues
The following table sets forth the changes in our Australian Operations freight revenues by commodity group for the year ended December 31, 2018, compared with the year ended December 31, 2017 (dollars in thousands):

			Increase/(Decrease) in Total Operations	Currency Impact on Total Operations	2017 Constant Currency*	Increase/(Decrease) in Total Operations Constant Currency*
Commodity Group	2018	2017
Agricultural Products	$18,635	$22,562	$(3,927)	$(506)	$22,056	$(3,421)
Coal & Coke	125,599	117,678	7,921	(2,879)	114,799	10,800
Intermodal	68,010	69,433	(1,423)	(1,849)	67,584	426
Metallic Ores	33,808	37,415	(3,607)	(1,015)	36,400	(2,592)
Minerals & Stone	8,273	6,878	1,395	(96)	6,782	1,491
Petroleum Products	697	687	10	(24)	663	34
Total freight revenues	$255,022	$254,653	$369	$(6,369)	$248,284	$6,738
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.

The following table sets forth our Australian Operations freight revenues, carloads and average freight revenues per carload for the years ended December 31, 2018 and 2017 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads		Average Freight Revenues Per Carload
	2018		2017 Constant Currency*
Commodity Group	Amount	% of Total	Amount	% of Total	2018	2017	2018	2017	2017 Constant Currency*
Agricultural Products	$18,635	7.3%	$22,056	8.9%	37,348	51,909	$499	$435	$425
Coal & Coke	125,599	49.2%	114,799	46.2%	393,664	359,791	319	327	319
Intermodal	68,010	26.7%	67,584	27.2%	55,716	58,848	1,221	1,180	1,148
Metallic Ores	33,808	13.3%	36,400	14.7%	23,737	29,458	1,424	1,270	1,236
Minerals & Stone	8,273	3.2%	6,782	2.7%	66,176	51,872	125	133	131
Petroleum Products	697	0.3%	663	0.3%	284	277	2,454	2,480	2,394
Total	$255,022	100.0%	$248,284	100.0%	576,925	552,155	$442	$461	$450
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
Total traffic from our Australian Operations increased 24,770 carloads, or 4.5%, to 576,925 carloads for the year ended December 31, 2018, compared with the year ended December 31, 2017. The traffic increase was principally due to increases of 33,873 carloads of coal and coke traffic and 14,304 carloads of minerals and stone traffic, partially offset by decreases of 14,561 carloads of agricultural products traffic, 5,721 carloads of metallic ores traffic and 3,132 carloads of intermodal traffic. All remaining traffic increased by seven carloads.
Changes in average freight revenues per carload in a commodity group may be impacted by changes in customer rates and fuel surcharges, as well as changes in the mix of customer traffic within a commodity group. Excluding a 2.3% impact of foreign currency, average freight revenues per carload from our Australian Operations decreased 1.8% to $442 for the year ended December 31, 2018, compared with the year ended December 31, 2017. A change in the mix of commodities decreased average freight revenues per carload by 7.1%, primarily due to decreases in metallic ores traffic and intermodal traffic, while higher fuel surcharges increased average freight revenues per carload by 1.1%. Excluding these factors, average freight revenues per carload increased 4.2%.
The following information discusses the significant changes in our Australian Operations freight revenues by commodity group, excluding the impact of foreign currency.
Agricultural products revenues decreased $3.4 million, or 15.5%. Agricultural products traffic decreased 14,561 carloads, or 28.1%, which decreased revenues by $7.3 million, while average freight revenues per carload increased 17.4%, which increased revenues by $3.8 million. The decrease in carloads was primarily due to a smaller grain harvest in 2018. Because rates for Australian grain traffic have both a fixed and variable component, the decrease in grain traffic resulted in higher average freight revenues per carload. The increase in average freight revenues per carload was also due to longer haul movements in 2018.
Coal and coke revenues increased $10.8 million, or 9.4%, due to a traffic increase of 33,873 carloads. The increase in carloads was primarily due to industrial action at Hunter Valley coal mines in 2017 and increased spot shipments in 2018.
Metallic ores revenues decreased $2.6 million, or 7.1%. Metallic ores traffic decreased 5,721 carloads, or 19.4%, which decreased revenues by $8.1 million, while average freight revenues per carload increased 15.2%, which increased revenues by $5.6 million. The decrease in carloads was primarily due to the shutdown of an iron ore customer's mine in October 2017. The increase in average freight revenues per carload was primarily due to a change in business mix.
Minerals and stone revenues increased $1.5 million, or 22.0%, primarily due to a traffic increase of 14,304 carloads, or 27.6%. The increase in carloads was primarily due to a temporary maintenance outage at a customer port facility in 2017.
Freight revenues from all remaining commodities combined increased by $0.4 million.

Freight-Related Revenues
Excluding a $1.1 million decrease due to the impact of foreign currency depreciation, freight-related revenues from our Australian Operations, which includes revenues from railcar switching, track access rights, crewing services, storage and other ancillary revenues related to the movement of freight, decreased $4.3 million, or 9.4%, to $41.3 million for the year ended December 31, 2018, compared with $45.6 million for the year ended December 31, 2017. The decrease in freight-related revenues was primarily due to decreased agricultural products switching revenues as a result of a smaller harvest in 2018, partially offset by an increase in infrastructure services.
All Other Revenues
Excluding a $0.2 million decrease due to the impact of foreign currency depreciation, all other revenues from our Australian Operations, which includes revenues from third-party railcar and locomotive repairs, property rentals and other ancillary revenues not directly related to the movement of freight, decreased $0.6 million, or 9.7%, to $5.4 million for the year ended December 31, 2018, compared with $6.0 million for the year ended December 31, 2017.
Operating Expenses
Total operating expenses from our Australian Operations for the year ended December 31, 2018 decreased $8.9 million, or 3.8%, to $221.4 million, compared with $230.3 million for the year ended December 31, 2017. The change in total operating expenses included a $5.7 million decrease due to the impact of foreign currency depreciation. Total operating expenses for the year ended December 31, 2018 included a $7.3 million gain on a settlement related to Arrium's voluntary administration that was recognized as an offset to other expenses, net. Total operating expenses for the year ended December 31, 2017 included $4.9 million of impairment and related charges primarily associated with track assets on idle branch lines in South Australia.
The following table sets forth operating expenses from our Australian Operations for the years ended December 31, 2018 and 2017 (dollars in thousands):

	2018		2017		Increase/(Decrease)	Currency Impact	2017 Constant Currency*	Increase/(Decrease) Constant Currency*
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$72,032	23.9%	$68,935	22.4%	$3,097	$(1,620)	$67,315	$4,717
Equipment rents	5,205	1.7%	5,577	1.8%	(372)	(141)	5,436	(231)
Purchased services	24,622	8.2%	26,269	8.6%	(1,647)	(720)	25,549	(927)
Depreciation and amortization	60,766	20.1%	61,142	19.9%	(376)	(1,513)	59,629	1,137
Diesel fuel used in train operations	31,505	10.5%	25,236	8.2%	6,269	(558)	24,678	6,827
Casualties and insurance	6,557	2.2%	5,502	1.8%	1,055	(121)	5,381	1,176
Materials	11,274	3.7%	10,706	3.5%	568	(289)	10,417	857
Trackage rights	8,131	2.7%	12,633	4.1%	(4,502)	(249)	12,384	(4,253)
Net (gain)/loss on sale and impairment of assets	(269)	(0.1)%	5,797	1.9%	(6,066)	(372)	5,425	(5,694)
Restructuring costs	—	—%	338	0.1%	(338)	9	347	(347)
Other expenses, net	1,578	0.5%	8,124	2.6%	(6,546)	(160)	7,964	(6,386)
Total operating expenses	$221,401	73.4%	$230,259	74.9%	$(8,858)	$(5,734)	$224,525	$(3,124)
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following information discusses the significant changes in operating expenses from our Australian Operations excluding a $5.7 million decrease due to the net impact from foreign currency depreciation.
Labor and benefits expense was $72.0 million for the year ended December 31, 2018, compared with $67.3 million for the year ended December 31, 2017, an increase of $4.7 million, or 7.0%. The increase was primarily attributable to an increase in headcount to support growth initiatives.
Depreciation and amortization expense was $60.8 million for the year ended December 31, 2018, compared with $59.6 million for the year ended December 31, 2017, an increase of $1.1 million, or 1.9%. The increase was primarily attributable to a larger depreciable asset base in 2018 compared with 2017, reflecting capital spending in 2018 and 2017.

The cost of diesel fuel used in train operations was $31.5 million for the year ended December 31, 2018, compared with $24.7 million for the year ended December 31, 2017, an increase of $6.8 million, or 27.7%. The increase consisted of $7.4 million due to a 29.8% increase in average fuel cost per gallon, partially offset by $0.6 million due to a 1.6% decrease in diesel fuel consumption.
Casualties and insurance expense was $6.6 million for the year ended December 31, 2018, compared with $5.4 million for the year ended December 31, 2017, an increase of $1.2 million, or 21.9%. The increase was primarily attributable due to increased derailment and track damage expense in 2018.
Trackage rights expense was $8.1 million for the year ended December 31, 2018, compared with $12.4 million for the year ended December 31, 2017, a decrease of $4.3 million, or 34.3%. The decrease was primarily due to the shutdown of an iron ore mine in October 2017.
Net gain on the sale and impairment of assets was $0.3 million for the year ended December 31, 2018, compared with a net loss on the sale and impairment of assets of $5.4 million for the year ended December 31, 2017, which included the impairment of track assets on idle branch lines in Southern Australia in 2017.
Other expenses, net were $1.6 million for the year ended December 31, 2018, compared with $8.0 million for the year ended December 31, 2017, a decrease of $6.4 million. Other expenses, net for the year ended December 31, 2018 included a $7.3 million gain on a settlement related to Arrium's voluntary administration.
Operating Income/Operating Ratio
Operating income from our Australian Operations was $80.3 million for the year ended December 31, 2018, compared with $77.3 million for the year ended December 31, 2017. Operating income for the year ended December 31, 2018 included a $7.3 million gain on a settlement related to Arrium's voluntary administration. For the year ended December 31, 2017, our Australian Operations recorded charges of $4.9 million related to the impairment of track assets on idle branch lines in Southern Australia. The operating ratio was 73.4% for the year ended December 31, 2018, compared with 74.9% for the year ended December 31, 2017.
U.K./European Operations
Operating Revenues and Carloads
The following table sets forth our U.K./European total operating revenues for the years ended December 31, 2018 and 2017. The table also reflects the calculation of our total ongoing operations by subtracting the revenues from the divested ERS operations from our total operations for the years ended December 31, 2018 and 2017 (dollars in thousands):

							Increase/(Decrease) in Total Operations		Currency Impact on 2017 Total Operations*
	2018			2017
	Total Operations	Divested Operations	Total Ongoing Operations	Total Operations	Divested Operations	Total Ongoing Operations	Amount	%
Freight revenues	$349,894	$17,086	$332,808	$337,866	$41,588	$296,278	$12,028	3.6%	$12,458
Freight-related revenues	273,181	7,006	266,175	237,332	15,073	222,259	35,849	15.1%	6,223
All other revenues	64,927	21	64,906	51,051	29	51,022	13,876	27.2%	595
Total operating revenues	$688,002	$24,113	$663,889	$626,249	$56,690	$569,559	$61,753	9.9%	$19,276
Carloads	995,623	50,949	944,674	1,092,549	123,068	969,481	(96,926)	(8.9)%
* Currency impact was calculated by comparing the 2017 results translated from local currency to United States dollars using 2018 exchange rates to the 2017 results in United States dollars as reported.

The following table sets forth our ongoing U.K./European Operations total operating revenues and carloads by new operations and existing operations for the years ended December 31, 2018 and 2017 (dollars in thousands):

	2018			2017	Increase/(Decrease) in Existing/Ongoing Operations		Currency Impact on Total Ongoing Operations
	Total Ongoing Operations	New Operations	Existing Operations	Total Ongoing Operations	Amount	%
Freight revenues	$332,808	$—	$332,808	$296,278	$36,530	12.3%	$10,101
Freight-related revenues	266,175	32,292	233,883	222,259	11,624	5.2%	5,186
All other revenues	64,906	14,430	50,476	51,022	(546)	(1.1)%	593
Total operating revenues	$663,889	$46,722	$617,167	$569,559	$47,608	8.4%	$15,880
Carloads	944,674	—	944,674	969,481	(24,807)	(2.6)%

Freight Revenues
The following table sets forth our U.K./European Operations ongoing operations freight revenues by commodity group by subtracting the revenues from the divested ERS operations from our U.K./European total operations for the year ended December 31, 2018, compared with the year ended December 31, 2017 (dollars in thousands):

	2018			2017			Increase/(Decrease) in Existing Operations	Currency Impact on Existing Operations	2017 Constant Currency Existing Operations*	Increase/(Decrease) in Existing Operations Constant Currency*
Commodity Group	Total Operations	Divested Operations	Total Ongoing/Existing Operations	Total Operations	Divested Operations	Total Ongoing Operations
Agricultural Products	$4,567	$—	$4,567	$5,280	$—	$5,280	$(713)	$305	$5,585	$(1,018)
Coal & Coke	11,706	—	11,706	9,972	—	9,972	1,734	498	10,470	1,236
Intermodal	249,317	17,086	232,231	253,854	41,588	212,266	19,965	7,358	219,624	12,607
Minerals & Stone	83,582	—	83,582	68,760	—	68,760	14,822	1,940	70,700	12,882
Petroleum Products	722	—	722	—	—	—	722	—	—	722
Total	$349,894	$17,086	$332,808	$337,866	$41,588	$296,278	$36,530	$10,101	$306,379	$26,429
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following table sets forth our U.K./European Operations freight revenues, carloads and average freight revenues per carload for the years ended December 31, 2018 and 2017 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads		Average Freight Revenues Per Carload
	2018		2017 Constant Currency*
Commodity Group	Amount	% of Total	Amount	% of Total	2018	2017	2018	2017	2017 Constant Currency*
Agricultural Products	$4,567	1.3%	$5,585	1.6%	3,454	4,359	$1,322	$1,211	$1,281
Coal & Coke	11,706	3.3%	10,470	3.0%	19,523	22,403	600	445	467
Intermodal	249,317	71.3%	263,569	75.2%	781,306	890,844	319	285	296
Minerals & Stone	83,582	23.9%	70,700	20.2%	188,810	174,943	443	393	404
Petroleum Products	722	0.2%	—	—%	2,530	—	285	—	—
Total	$349,894	100.0%	$350,324	100.0%	995,623	1,092,549	$351	$309	$321
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
Total traffic from our U.K./European Operations decreased 96,926 carloads, or 8.9%, to 995,623 carloads for the year ended December 31, 2018, compared with the year ended December 31, 2017. Excluding traffic from our divested ERS operations, existing operations traffic decreased 24,807 carloads, or 2.6%, to 944,674 carloads. The decrease in traffic from existing operations was principally due to decreases of 37,419 carloads of intermodal traffic and 2,880 carloads of coal and coke traffic, partially offset by increases of 13,867 carloads of minerals and stone traffic and 2,530 carloads of petroleum products traffic. All remaining traffic decreased by 905 carloads.

Changes in average freight revenues per carload in a commodity group may be impacted by changes in customer rates and fuel surcharges, as well as changes in the mix of customer traffic within a commodity group. Excluding a 4.3% impact of foreign currency, average freight revenues per carload from our U.K./European Operations increased 9.3% to $351 for the year ended December 31, 2018, compared with the year ended December 31, 2017. Average freight revenues per carload from existing operations, excluding the impact of foreign currency, increased 11.4% to $352 for the year ended December 31, 2018, compared with the year ended December 31, 2017. A change in the mix of commodities increased average freight revenues per carload by 0.3%, and higher fuel surcharges increased average freight revenues per carload by 0.3%. Excluding these factors, average freight revenues per carload increased 10.9%.
The following information discusses the significant changes in our U.K./European Operations freight revenues by commodity group, excluding the impact of foreign currency and the divested ERS operations.
Intermodal revenues increased $12.6 million, or 5.7%. Intermodal average freight revenues per carload increased 11.2%, which increased revenues by $24.5 million, while traffic decreased 37,419 carloads, or 4.9%, which decreased revenues by $11.9 million. The increase in average freight revenues per carload was primarily due to port and route mix resulting from changes in shipping alliances. The decrease in carloads was primarily due to weather-related service cancellations and congestion at the port of Felixstowe related to the port's information technology system conversion as well as locomotive driver shortages in the second half of 2018.
Minerals and stone revenues increased $12.9 million, or 18.2%. Minerals and stone average freight revenues per carload increased 9.7%, which increased revenues by $6.7 million, and traffic increased 13,867 carloads, or 7.9%, which increased revenues by $6.1 million. The increase was primarily due to higher construction aggregates shipments in the U.K and Poland.
Freight revenues from all remaining commodities increased $0.9 million.
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
Freight-related revenues from our U.K./European Operations were $273.2 million for the year ended December 31, 2018, compared with $237.3 million for the year ended December 31, 2017, an increase of $35.8 million, or 15.1%. Excluding $32.3 million from new operations, a decrease of $9.1 million from the divested ERS operations and a $6.2 million increase due to the impact of foreign currency appreciation, freight-related revenues from our existing operations increased $6.4 million, or 2.8%, to $233.9 million for the year ended December 31, 2018, compared with $227.4 million for the year ended December 31, 2017. The increase was primarily due to increased switching revenues related to steel traffic, stronger trucking haulage volumes in the U.K. and increased crewing revenue in Poland, partially offset by a decrease in infrastructure services in the U.K.
All Other Revenues
All other revenues from our U.K./European Operations includes revenues from container sales, third-party car and locomotive repairs, property rentals and other ancillary revenues not directly related to the movement of freight. All other revenues from our U.K./European Operations were $64.9 million for the year ended December 31, 2018, compared with $51.1 million for the year ended December 31, 2017, an increase of $13.9 million, or 27.2%. Excluding $14.4 million from new operations and a $0.6 million increase due to the impact of foreign currency appreciation, all other revenues from our existing operations decreased $1.1 million, or 2.2%. The decrease from existing operations was primarily due to reduced management and technical support revenues in Saudi Arabia, partially offset by increased passenger crewing revenues in the U.K.

Operating Expenses
Total operating expenses from our U.K./European Operations increased $72.1 million, or 11.7%, to $687.9 million for the year ended December 31, 2018, compared with $615.8 million for the year ended December 31, 2017. The increase included $47.3 million from existing operations, $45.0 million from new operations and a $21.2 million increase due to the net impact of foreign currency appreciation, partially offset by a $41.4 million decrease from our divested ERS operations. The increase from existing operations included increases of $12.9 million in labor and benefits expense, $9.0 million in the cost of diesel fuel used in train operations, $6.6 million in other expenses, $5.7 million in restructuring and related costs, $4.2 million in materials expense, $3.4 million in trackage rights expense, $2.8 million in depreciation and amortization expense and $2.7 million in equipment rents expense, partially offset by a $3.3 million decrease in purchased services expense.
The following table sets forth operating expenses from our U.K./European Operations for the years ended December 31, 2018 and 2017 (dollars in thousands):

	2018		2017		Increase/(Decrease)	Currency Impact	2017 Constant Currency*	Increase/(Decrease) Constant Currency*
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$204,926	29.8%	$181,732	29.0%	$23,194	$6,121	$187,853	$17,073
Equipment rents	78,429	11.4%	74,187	11.9%	4,242	3,112	77,299	1,130
Purchased services	150,155	21.8%	158,035	25.2%	(7,880)	4,622	162,657	(12,502)
Depreciation and amortization	36,825	5.3%	31,309	5.0%	5,516	1,025	32,334	4,491
Diesel fuel used in train operations	55,954	8.1%	45,339	7.2%	10,615	1,640	46,979	8,975
Electricity used in train operations	9,603	1.4%	7,521	1.2%	2,082	534	8,055	1,548
Casualties and insurance	5,899	0.9%	4,229	0.7%	1,670	110	4,339	1,560
Materials	65,109	9.5%	47,056	7.5%	18,053	548	47,604	17,505
Trackage rights	39,014	5.7%	36,220	5.8%	2,794	1,506	37,726	1,288
Net gain on sale and impairment of assets	(205)	—%	(87)	—%	(118)	(10)	(97)	(108)
Restructuring and related costs	15,035	2.2%	9,355	1.5%	5,680	567	9,922	5,113
Other expenses, net	27,135	3.9%	20,875	3.3%	6,260	1,435	22,310	4,825
Total operating expenses	$687,879	100.0%	$615,771	98.3%	$72,108	$21,210	$636,981	$50,898
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following information discusses the significant changes in operating expenses from our U.K./European Operations, excluding an increase of $21.2 million due to the net impact of foreign currency appreciation.
Labor and benefits expense was $204.9 million for the year ended December 31, 2018, compared with $187.9 million for the year ended December 31, 2017, an increase of $17.1 million, or 9.1%. The increase consisted of $12.9 million from existing operations and $9.3 million from new operations, partially offset by a decrease of $5.1 million from divested operations. The increase from existing operations was primarily due to annual wage increases and an increase in overtime.
Equipment rents expense was $78.4 million for the year ended December 31, 2018, compared with $77.3 million for the year ended December 31, 2017, an increase of $1.1 million, or 1.5%. The increase consisted of $4.4 million from new operations and $2.7 million from existing operations, partially offset by a decrease of $6.0 million from divested operations. The increase from existing operations was primarily due a lease accounting adjustment in 2018 and additional equipment rental expense associated with higher traffic in Poland.
Purchased services expense was $150.2 million for the year ended December 31, 2018, compared with $162.7 million for the year ended December 31, 2017, a decrease of $12.5 million, or 7.7%. The decrease consisted of $23.0 million from divested operations and $3.3 million from existing operations, partially offset by an increase of $13.9 million from new operations. The decrease from existing operations was primarily attributable to a change in classification of maintenance expense associated with certain leased equipment from purchased services in 2017 to materials expense in 2018 as well as lower rail network service costs due to adverse weather and service cancellations, partially offset by an increase in temporary contractors.

Depreciation and amortization expense was $36.8 million for the year ended December 31, 2018, compared with $32.3 million for the year ended December 31, 2017, an increase of $4.5 million, or 13.9%. The increase consisted of $2.8 million from existing operations and $1.7 million from new operations. The increase from existing operations was primarily attributable to a larger depreciable asset base in 2018 compared with 2017, reflecting capital spending in 2018 and 2017.
The cost of diesel fuel used in train operations was $56.0 million for the year ended December 31, 2018, compared with $47.0 million for the year ended December 31, 2017, an increase of $9.0 million, or 19.1%. The increase consisted of $8.0 million due to a 17.7% increase in average fuel cost per gallon and $1.0 million due to a 1.0% increase in diesel fuel consumption.
The cost of electricity used in train operations was $9.6 million for the year ended December 31, 2018, compared with $8.1 million for the year ended December 31, 2017, an increase of $1.5 million, or 19.2%. The increase consisted of $2.1 million from existing operations, partially offset by a decrease of $0.5 million from divested operations. The increase was primarily due to increased activity in Poland.
Casualties and insurance expense was $5.9 million for the year ended December 31, 2018, compared with $4.3 million for the year ended December 31, 2017, an increase of $1.6 million, or 36.0%. The increase consisted of $1.3 million from existing operations and $0.5 million from new operations, partially offset by a decrease of $0.2 million from divested operations. The increase from existing operations was primarily due to higher claims expense.
Materials expense was $65.1 million for the year ended December 31, 2018, compared with $47.6 million for the year ended December 31, 2017, an increase of $17.5 million, or 36.8%. The increase primarily consisted of $13.4 million from new operations and $4.2 million from existing operations. The increase from existing operations was primarily attributable to a change in classification of maintenance expense associated with certain leased equipment from purchased services in 2017 to materials expense in 2018 as well as an increase in the cost of fuel used in trucking operations and new container sales.
Trackage rights expense was $39.0 million for the year ended December 31, 2018, compared with $37.7 million for the year ended December 31, 2017, an increase of $1.3 million, or 3.4%. The increase consisted of $3.4 million from existing operations, partially offset by a decrease of $2.1 million from divested operations. The increase from existing operations was primarily due to an increase in freight and switching activity.
Restructuring and related costs for the year ended December 31, 2018, of $15.0 million, were primarily driven by our optimization activities in the U.K. Restructuring and related costs for the year ended December 31, 2017, of $9.4 million, were primarily related to the restructuring of ERS.
Other expenses, net were $27.1 million for the year ended December 31, 2018, compared with $22.3 million for the year ended December 31, 2017, an increase of $4.8 million, or 21.6%. The increase consisted of $6.6 million from existing operations and $1.9 million from new operations, partially offset by a decrease of $3.7 million from divested operations. The year ended December 31, 2017 included the buyout of the Freightliner deferred consideration, which resulted in a net gain of $8.9 million, as well as corporate development and related costs associated with the acquisition and integration of Pentalver. For additional information regarding deferred consideration, see Note 10, Fair Value of Financial Instruments, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report.
Operating Income/Operating Ratio
Operating income from our U.K./European Operations was $0.1 million for the year ended December 31, 2018, compared with operating income of $10.5 million for the year ended December 31, 2017. Operating income for the year ended December 31, 2018 included $15.0 million of restructuring and related costs. Operating income for the year ended December 31, 2017 included $9.4 million of restructuring costs and $4.0 million of corporate development and related costs, partially offset by a gain on the buyout of the Freightliner deferred consideration of $8.9 million and a $1.1 million reduction to expense associated with a prior year accrual established for the restructuring of the U.K. coal business.

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
Operating Expenses
Total operating expenses for the year ended December 31, 2017 increased $100.9 million, or 5.9%, to $1,816.1 million, compared with $1,715.2 million for the year ended December 31, 2016. The increase consisted of $158.5 million from new operations, partially offset by a decrease of $57.6 million from existing operations. Excluding a $1.5 million decrease from the depreciation of foreign currencies relative to the United States dollar, operating expenses from existing operations decreased $56.0 million. For additional explanations regarding the changes in our total operating expenses, see "Operating Results by Segment."

The following table sets forth our total operating expenses for the years ended December 31, 2017 and 2016 (dollars in thousands):

	2017		2016		Increase/(Decrease)	Currency Impact	2016 Constant Currency*	Increase/(Decrease) Constant Currency*
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$666,765	30.1%	$636,364	31.7%	$30,401	$(4,339)	$632,025	$34,740
Equipment rents	132,903	6.0%	159,372	8.0%	(26,469)	(513)	158,859	(25,956)
Purchased services	244,119	11.1%	198,046	9.9%	46,073	28	198,074	46,045
Depreciation and amortization	250,457	11.3%	205,188	10.3%	45,269	675	205,863	44,594
Diesel fuel used in train operations	147,427	6.7%	118,203	5.9%	29,224	121	118,324	29,103
Electricity used in train operations	7,521	0.3%	13,346	0.7%	(5,825)	45	13,391	(5,870)
Casualties and insurance	46,993	2.1%	38,884	1.9%	8,109	89	38,973	8,020
Materials	107,519	4.9%	82,522	4.1%	24,997	(421)	82,101	25,418
Trackage rights	87,490	4.0%	87,194	4.4%	296	(77)	87,117	373
Net loss on sale and impairment of assets	4,254	0.2%	32,484	1.6%	(28,230)	2,568	35,052	(30,798)
Restructuring costs	10,160	0.5%	8,182	0.4%	1,978	(330)	7,852	2,308
Other expenses	110,455	5.0%	135,380	6.8%	(24,925)	640	136,020	(25,565)
Total operating expenses	$1,816,063	82.2%	$1,715,165	85.7%	$100,898	$(1,514)	$1,713,651	$102,412
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
Operating Income/Operating Ratio
Operating income was $392.0 million for the year ended December 31, 2017, compared with $286.4 million for the year ended December 31, 2016. Operating income for the year ended December 31, 2017 included corporate development and related costs of $11.9 million, restructuring costs of $10.2 million and impairment and related charges of $4.9 million related to our Australian Operations, partially offset by an $8.9 million reduction to expense as a result of the buyout of the Freightliner deferred consideration. Operating income for the year ended December 31, 2016 included corporate development and related costs of $23.3 million, ERS impairment and related costs of $21.5 million and Australia impairment and related costs of $21.1 million. Our operating ratio was 82.2% for the year ended December 31, 2017, compared with 85.7% for the year ended December 31, 2016.
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
Operating Results by Segment
The following tables set forth our North American Operations, Australian Operations and U.K./European Operations for the years ended December 31, 2017 and 2016 (dollars in thousands):

	2017
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$961,356	$254,653	$337,866	$1,553,875
Freight-related revenues	249,623	46,696	237,332	533,651
All other revenues	63,306	6,161	51,051	120,518
Total operating revenues	$1,274,285	$307,510	$626,249	$2,208,044
Operating expenses:
Labor and benefits	416,098	68,935	181,732	666,765
Equipment rents	53,139	5,577	74,187	132,903
Purchased services	59,815	26,269	158,035	244,119
Depreciation and amortization	158,006	61,142	31,309	250,457
Diesel fuel used in train operations	76,852	25,236	45,339	147,427
Electricity used in train operations	—	—	7,521	7,521
Casualties and insurance	37,262	5,502	4,229	46,993
Materials	49,757	10,706	47,056	107,519
Trackage rights	38,637	12,633	36,220	87,490
Net (gain)/loss on sale and impairment of assets	(1,456)	5,797	(87)	4,254
Restructuring costs	467	338	9,355	10,160
Other expenses	81,456	8,124	20,875	110,455
Total operating expenses	970,033	230,259	615,771	1,816,063
Operating income	$304,252	$77,251	$10,478	$391,981
Operating ratio	76.1%	74.9%	98.3%	82.2%
Interest expense, net	$38,547	$54,718	$11,944	$105,209
(Benefit from)/provision for income taxes	$(266,063)	$6,110	$(1,306)	$(261,259)
Expenditures for additions to property & equipment, net of grants from outside parties	$166,685	$16,076	$25,462	$208,223
Carloads	1,603,182	552,155	1,092,549	3,247,886

	2016
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues	$913,619	$120,622	$337,325	$1,371,566
Freight-related revenues	258,922	95,776	181,661	536,359
All other revenues	64,223	6,188	23,191	93,602
Total operating revenues	$1,236,764	$222,586	$542,177	$2,001,527
Operating expenses:
Labor and benefits	397,019	66,547	172,798	636,364
Equipment rents	57,680	6,514	95,178	159,372
Purchased services	62,369	23,429	112,248	198,046
Depreciation and amortization	147,527	30,863	26,798	205,188
Diesel fuel used in train operations	59,023	19,743	39,437	118,203
Electricity used in train operations	—	—	13,346	13,346
Casualties and insurance	29,103	5,373	4,408	38,884
Materials	50,095	10,559	21,868	82,522
Trackage rights	36,645	10,047	40,502	87,194
Net (gain)/loss on sale and impairment of assets	(209)	13,341	19,352	32,484
Restructuring costs	884	789	6,509	8,182
Other expenses	76,967	30,571	27,842	135,380
Total operating expenses	917,103	217,776	580,286	1,715,165
Operating income/(loss)	$319,661	$4,810	$(38,109)	$286,362
Operating ratio	74.2%	97.8%	107.0%	85.7%
Interest expense, net	$40,985	$13,958	$19,591	$74,534
Provision for/(benefit from) income taxes	$80,701	$988	$(7,294)	$74,395
Expenditures for additions to property & equipment, net of grants from outside parties	$137,334	$11,285	$34,831	$183,450
Carloads	1,574,253	216,395	1,104,016	2,894,664
North American Operations
Operating Revenues and Carloads
The following table sets forth our North American Operations operating revenues and carloads by new operations and existing operations for the years ended December 31, 2017 and 2016 (dollars in thousands):

					Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations		Currency Impact
	2017
	Total Operations	New Operations	Existing Operations	2016	Amount	%	Amount	%
Freight revenues	$961,356	$27,794	$933,562	$913,619	$47,737	5.2%	$19,943	2.2%	$1,235
Freight-related revenues	249,623	1,154	248,469	258,922	(9,299)	(3.6)%	(10,453)	(4.0)%	465
All other revenues	63,306	914	62,392	64,223	(917)	(1.4)%	(1,831)	(2.9)%	251
Total operating revenues	$1,274,285	$29,862	$1,244,423	$1,236,764	$37,521	3.0%	$7,659	0.6%	$1,951
Carloads	1,603,182	38,003	1,565,179	1,574,253	28,929	1.8%	(9,074)	(0.6)%

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
The following information discusses the significant changes in our North American Operations freight revenues from existing operations by commodity group, excluding the impact of foreign currency.
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
Metals revenues decreased $2.1 million, or 2.0%, primarily due to a traffic decrease of 2,608 carloads, or 1.9%. The carload decrease was primarily due to reduced shipments of scrap steel and pig iron as a result of modal competition in the southeastern United States.
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
Operating Expenses
Total operating expenses from our North American Operations increased $52.9 million, or 5.8%, to $970.0 million for the year ended December 31, 2017, compared with $917.1 million for the year ended December 31, 2016. The increase consisted of $28.9 million from new operations and $24.0 million from existing operations. The increase from existing operations was primarily due to a $15.7 million increase in the cost and usage of diesel fuel in train operations, an $8.1 million increase in depreciation and amortization, a $7.1 million increase in casualties and insurance, a $4.4 million increase in labor and benefits and a $2.8 million increase in other expenses, partially offset by a $7.2 million decrease in equipment rents, a $5.6 million decrease in purchased services, and a $1.9 million decrease in materials. In addition, the change from existing operations included a $1.8 million increase due to impact of foreign currency appreciation.

The following table sets forth operating expenses from our North American Operations for the years ended December 31, 2017 and 2016 (dollars in thousands):

	2017		2016		Increase/(Decrease)	Currency Impact	2016 Constant Currency*	Increase/(Decrease) Constant Currency*
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$416,098	32.7%	$397,019	32.1%	$19,079	$675	$397,694	$18,404
Equipment rents	53,139	4.2%	57,680	4.7%	(4,541)	103	57,783	(4,644)
Purchased services	59,815	4.7%	62,369	5.0%	(2,554)	124	62,493	(2,678)
Depreciation and amortization	158,006	12.4%	147,527	11.9%	10,479	435	147,962	10,044
Diesel fuel used in train operations	76,852	6.0%	59,023	4.8%	17,829	176	59,199	17,653
Casualties and insurance	37,262	2.9%	29,103	2.4%	8,159	42	29,145	8,117
Materials	49,757	3.9%	50,095	4.0%	(338)	107	50,202	(445)
Trackage rights	38,637	3.0%	36,645	3.0%	1,992	19	36,664	1,973
Net gain on sale and impairment of assets	(1,456)	(0.1)%	(209)	—%	(1,247)	(4)	(213)	(1,243)
Restructuring costs	467	—%	884	0.1%	(417)	—	884	(417)
Other expenses	81,456	6.4%	76,967	6.2%	4,489	144	77,111	4,345
Total operating expenses	$970,033	76.1%	$917,103	74.2%	$52,930	$1,821	$918,924	$51,109
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following information discusses the significant changes in operating expenses from our North American Operations excluding an increase of $1.8 million due to the impact from foreign currency appreciation.
Labor and benefits expense was $416.1 million for the year ended December 31, 2017, compared with $397.7 million for the year ended December 31, 2016, an increase of $18.4 million, or 4.6%. The increase consisted of $14.0 million from new operations, of which $2.7 million related to the Providence and Worcester Railroad integration-related severance costs, and $4.4 million from existing operations. The increase from existing operations was due primarily to annual wage increases.
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
Purchased services expense was $59.8 million for the year ended December 31, 2017, compared with $62.5 million for the year ended December 31, 2016, a decrease of $2.7 million, or 4.3%. The decrease consisted of $5.6 million from existing operations, partially offset by $2.9 million from new operations. The decrease from existing operations was primarily due to a reduction in the use of third party contractors for maintenance and repair of track property.
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
Operating Income/Operating Ratio
Operating income from our North American Operations was $304.3 million for the year ended December 31, 2017, compared with $319.7 million for the year ended December 31, 2016. Operating income for the year ended December 31, 2017 included $8.2 million of corporate development and related costs associated with the integration of Providence and Worcester Railroad and other corporate development projects. Operating income for the year ended December 31, 2016 included corporate development and related costs of $7.2 million. The operating ratio was 76.1% for the year ended December 31, 2017, compared with 74.2% for the year ended December 31, 2016.
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

						Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations		Currency Impact
	2017
	Total Operations	New Operations	Eliminations(a)	Existing Operations	2016	Amount	%	Amount	%
Freight revenues	$254,653	$105,715	$—	$148,938	$120,622	$134,031	111.1%	$28,316	23.5%	$3,848
Freight-related revenues	46,696	—	(42,759)	89,455	95,776	(49,080)	(51.2)%	(6,321)	(6.6)%	2,860
All other revenues	6,161	6	—	6,155	6,188	(27)	(0.4)%	(33)	(0.5)%	174
Total operating revenues	$307,510	$105,721	$(42,759)	$244,548	$222,586	$84,924	38.2%	$21,962	9.9%	$6,882
Carloads	552,155	327,851	—	224,304	216,395	335,760	155.2%	7,909	3.7%

(a)	Represents revenues for services provided by Freightliner Australia to GRail for the 11 months ended November 2017 (the new operations period), which were eliminated in our consolidated revenues.
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
The following table sets forth our Australian Operations freight revenues, carloads and average freight revenues per carload for the years ended December 31, 2017 and 2016 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads		Average Freight Revenues Per Carload
	2017		2016 Constant Currency*		2017	2016	2017	2016	2016 Constant Currency*
Commodity Group	Amount	% of Total	Amount	% of Total
Agricultural Products	$22,562	8.8%	$18,058	14.5%	51,909	43,362	$435	404	$416
Coal & Coke	117,678	46.2%	11,585	9.3%	359,791	35,203	327	316	329
Intermodal	69,433	27.3%	68,788	55.3%	58,848	59,688	1,180	1,118	1,152
Metallic Ores	37,415	14.7%	17,415	14.0%	29,458	13,807	1,270	1,222	1,261
Minerals & Stone	6,878	2.7%	7,870	6.3%	51,872	64,060	133	119	123
Petroleum Products	687	0.3%	754	0.6%	277	275	2,480	2,655	2,742
Total	$254,653	100.0%	$124,470	100.0%	552,155	216,395	$461	557	$575
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
The following information discusses the significant changes in our Australian Operations freight revenues from existing operations by commodity group, excluding the impact of foreign currency.

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

Operating Income/Operating Ratio
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

The following table sets forth our U.K./European Operations freight revenues, carloads and average freight revenues per carload for the years ended December 31, 2017 and 2016 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads		Average Freight Revenues Per Carload
	2017		2016 Constant Currency*
Commodity Group	Amount	% of Total	Amount	% of Total	2017	2016	2017	2016	2016 Constant Currency*
Agricultural Products	$5,280	1.6%	$2,653	0.8%	4,359	2,552	$1,211	$966	$1,040
Coal & Coke	9,972	2.9%	14,607	4.4%	22,403	40,117	445	373	364
Intermodal	253,854	75.1%	254,466	77.2%	890,844	904,783	285	291	281
Lumber & Forest Products	—	—%	172	0.1%	—	473	—	359	364
Metallic Ores	—	—%	105	—%	—	201	—	498	522
Minerals & Stone	68,760	20.4%	57,836	17.5%	174,943	155,890	393	363	371
Total	$337,866	100.0%	$329,839	100.0%	1,092,549	1,104,016	$309	$306	$299
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
The following information discusses the significant changes in our U.K./European Operations freight revenues by commodity group, excluding the impact of foreign currency.
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
Operating Expenses
Total operating expenses from our U.K./European Operations increased $35.5 million, or 6.1%, to $615.8 million for the year ended December 31, 2017, compared with $580.3 million for the year ended December 31, 2016. The increase consisted of $97.7 million from new operations, partially offset by a decrease of $62.2 million from existing operations. The decrease from existing operations included an $8.9 million gain on the buyout of the Freightliner deferred consideration and $9.6 million due to the net impact of foreign currency depreciation. Operating expenses for the year ended December 31, 2016 included $21.5 million of impairment charges related to ERS and $14.7 million of charges related to the U.K. coal restructuring. The decrease in operating expenses from existing operations was also due to a $2.5 million decrease in labor and benefits expense primarily resulting from reduced headcount related to the restructuring of the U.K. coal business and the discontinuation of certain routes in Continental Europe as part of our restructuring of ERS.

The following table sets forth operating expenses from our U.K./European Operations for the years ended December 31, 2017 and 2016 (dollars in thousands):

	2017		2016		Increase/(Decrease)	Currency Impact	2016 Constant Currency*	Increase/(Decrease) Constant Currency*
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$181,732	29.0%	$172,798	31.9%	$8,934	$(7,083)	$165,715	$16,017
Equipment rents	74,187	11.9%	95,178	17.5%	(20,991)	(819)	94,359	(20,172)
Purchased services	158,035	25.2%	112,248	20.7%	45,787	(808)	111,440	46,595
Depreciation and amortization	31,309	5.0%	26,798	4.9%	4,511	(754)	26,044	5,265
Diesel fuel used in train operations	45,339	7.2%	39,437	7.3%	5,902	(663)	38,774	6,565
Electricity used in train operations	7,521	1.2%	13,346	2.5%	(5,825)	45	13,391	(5,870)
Casualties and insurance	4,229	0.7%	4,408	0.8%	(179)	(157)	4,251	(22)
Materials	47,056	7.5%	21,868	4.0%	25,188	(861)	21,007	26,049
Trackage rights	36,220	5.8%	40,502	7.5%	(4,282)	(416)	40,086	(3,866)
Net (gain)/loss on sale and impairment of assets	(87)	—%	19,352	3.6%	(19,439)	2,375	21,727	(21,814)
Restructuring costs	9,355	1.5%	6,509	1.2%	2,846	(343)	6,166	3,189
Other expenses	20,875	3.3%	27,842	5.1%	(6,967)	(124)	27,718	(6,843)
Total operating expenses	$615,771	98.3%	$580,286	107.0%	$35,485	$(9,608)	$570,678	$45,093
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following information discusses the significant changes in operating expenses from our U.K./European Operations, excluding a decrease of $9.6 million due to the net impact from foreign currency depreciation.
Labor and benefits expense was $181.7 million for the year ended December 31, 2017, compared with $165.7 million for the year ended December 31, 2016, an increase of $16.0 million, or 9.7%. The increase consisted of $18.5 million from new operations, partially offset by a decrease of $2.5 million from existing operations. The decrease from existing operations was primarily due to reduced headcount related to the restructuring of the U.K. coal business and the discontinuation of certain routes in Continental Europe as part of our restructuring of ERS.
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
Operating Income/(Loss)
Operating income from our U.K./European Operations was $10.5 million for the year ended December 31, 2017, compared with an operating loss of $38.1 million for the year ended December 31, 2016. Operating income for the year ended December 31, 2017 included $9.4 million of restructuring costs and $4.0 million of corporate development and related costs, partially offset by a gain on the buyout of the Freightliner deferred consideration of $8.9 million. Operating loss for the year ended December 31, 2016 included impairment charges of $21.5 million associated with our ERS business and $6.5 million of restructuring costs.
Liquidity and Capital Resources
We had cash and cash equivalents of $90.4 million and $80.5 million at December 31, 2018 and 2017, respectively, of which, $26.9 million and $52.4 million as of December 31, 2018 and 2017, respectively, was from our Australian Operations, which we control through a 51.1% ownership interest. In accordance with our Australia Partnership agreement, the cash and cash equivalents of our Australian Operations can be used to make payments in the usual and regular course of business, pay down debt of the partnership and make distributions to the partners in proportion to their investments. During the year ended December 31, 2018, the Australian Partnership made A$65.0 million of such distributions, of which A$33.2 million (or $24.6 million at the applicable exchange rates at the time the payments were made) and A$31.8 million (or $23.6 million at the applicable exchange rates at the time the payments were made) was distributed to G&W and MIRA, respectively.
Based on current expectations, we believe our cash, together with our other liquid assets, anticipated future cash flows from operations, availability under our credit agreement, and access to debt and equity capital markets and other sources of available financing will be sufficient to fund expected operating, capital and debt service requirements and other financial commitments for the foreseeable future.
At December 31, 2018, we had long-term debt, including current portion, of $2.5 billion, which comprised 40.3% of our total capitalization, and $458.3 million of unused borrowing capacity. At December 31, 2017, we had long-term debt, including current portion, totaling $2.3 billion, which comprised 37.4% of our total capitalization. At December 31, 2018 and 2017, our long-term debt, including current portion, included $458.2 million and $525.1 million, respectively, outstanding under the Australian Credit Agreement, which is non-recourse to us and to MIRA.

During 2018, 2017 and 2016, we generated $553.1 million, $479.2 million and $407.1 million, respectively, of cash from operating activities. Changes in working capital decreased net cash flows from operating activities by $2.2 million, $30.6 million and $23.1 million in 2018, 2017 and 2016, respectively.
During 2018, 2017 and 2016, our cash used in investing activities was $255.4 million, $306.9 million and $1,135.0 million, respectively. For 2018, the primary drivers of cash used in investing activities were $284.1 million of cash used for capital expenditures, including $44.0 million for new business investments, partially offset by $20.5 million in cash received from grants from outside parties for capital spending and $9.5 million of proceeds from dispositions of property and equipment. In addition, cash used in investing activities included $13.7 million of contributions to our joint venture in CG Railway, LLC for our portion of an initial installment on two new rail ferries, partially offset by $7.9 million of net proceeds from the sale of ERS. For 2017, the primary drivers of cash used in investing activities were $107.6 million of net cash paid for acquisitions, including the acquisitions of Pentalver, HOG and a 50% joint venture in CG Railway, LLC, partially offset by proceeds received from a working capital adjustment related to the GRail acquisition and $228.5 million of cash used for capital expenditures, including $8.6 million for new business investments, partially offset by $20.2 million in cash received from grants from outside parties for capital spending and $5.2 million of proceeds from dispositions of property and equipment. For 2016, the primary drivers of cash used in investing activities were $969.5 million of cash paid for acquisitions, including the acquisitions of Providence and Worcester and GRail, $219.5 million of cash used for capital expenditures, including $26.1 million for new business investments, partially offset by $36.1 million in cash received from grants from outside parties for capital spending and $15.2 million of insurance proceeds for the replacement of assets.
During 2018 and 2017, our cash used in financing activities was $284.2 million and $130.9 million, respectively. For 2018, the primary drivers of cash used in financing activities were $460.1 million for common share repurchases, $23.6 million of distributions made by the Australia Partnership to its noncontrolling interest holder, $6.3 million for installment payments on deferred consideration related to the Freightliner acquisition and $5.8 million in debt amendment and issuance costs, partially offset by net proceeds of $205.9 million from an increase in outstanding debt. For 2017, the primary driver of cash used in financing activities was a net decrease in our outstanding debt of $137.9 million. During 2016, our cash provided by financing activities was $719.9 million. The primary drivers of cash provided by financing activities were proceeds of $476.8 million, which included $300.3 million for the issuance of a 48.9% equity stake in GWAHLP to MIRA and $176.5 million of proceeds from MIRA under the Partner Loan Agreement, and net proceeds of $285.8 million from the sale of our Class A Common Stock.
Cash Repatriation
At December 31, 2018, we had cash and cash equivalents totaling $90.4 million, of which $62.8 million were held by our foreign subsidiaries. The amount of undistributed earnings of our foreign subsidiaries as of December 31, 2018 was $216.2 million. We file a consolidated United States federal income tax return that includes all of our United States subsidiaries. In accordance with the TCJA that was signed into law on December 22, 2017, we recorded a provisional liability of $22 million in 2017 and an adjustment of $1.6 million in 2018, totaling $23.7 million of United States income tax associated with unrepatriated foreign earnings, which will be payable over eight years. Each of our foreign subsidiaries files income tax returns in each of its respective countries. If the earnings were to be distributed in the future, those distributions may result in foreign exchange gains and losses and be subject to other taxes and credits, including U.S. state income taxes and withholding taxes payable to various foreign countries. No provision is made for the impact of those future foreign exchange gains or losses or such other potential taxes and credits that could be applicable to the undistributed earnings of our foreign subsidiaries in the event of distribution. The amount of estimated taxes which would be due if these earnings were distributed is approximately $8 million.
Shelf Registration
We have an effective shelf registration statement on file with the SEC for an indeterminate number of securities that is effective for three years (expires August 29, 2021), around which time we expect to file a replacement shelf registration statement. Under this universal shelf registration statement, we have the capacity to offer and sell from time to time securities, including common stock, debt securities, preferred stock, warrants and units.

Credit Agreement
On June 5, 2018, we entered into the Third Amended and Restated Senior Secured Syndicated Credit Facility Agreement (the Credit Agreement). At closing, the credit facilities under the Credit Agreement were comprised of a $1,423.0 million United States term loan, a £272.9 million (or $365.2 million at the exchange rate on June 5, 2018) U.K. term loan and a $625.0 million revolving credit facility. The revolving credit facility includes borrowing capacity for letters of credit and swingline loans. The amendment also extended the maturity date of our credit facilities to June 5, 2023.
During the year ended December 31, 2018, we made prepayments of $120.0 million on the United States term loan and £25.0 million (or $32.8 million at the exchange rate at the time the payments were made) on the U.K. term loan, which were applied towards their future quarterly installments.
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
Non-Interest Bearing Loan
In 2010, as part of the acquisition of FreightLink Pty Ltd, Asia Pacific Transport Pty Ltd and related corporate entities (the FreightLink Acquisition), we assumed debt with a carrying value of A$1.8 million (or $1.7 million at the exchange rate on December 1, 2010), which represented the fair value of an A$50.0 million (or $48.2 million at the exchange rate on December 1, 2010) non-interest bearing loan due in 2054. As of December 31, 2018, the carrying value of the loan was A$3.3 million (or $2.4 million at the exchange rate on December 31, 2018) with a non-cash imputed interest rate of 8.0%.
Equipment and Property Leases
We enter into operating leases for railcars, locomotives and other equipment as well as real property. We also enter into agreements with other railroads and other third parties to operate over certain sections of their track, whereby we pay a per car fee to use the track or make an annual lease payment. Through December 31, 2018, the costs associated with operating leases are expensed as incurred. Effective January 1, 2019, we will adopt Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), which will require lessees to recognize leases on their balance sheets as a right-of-use asset with a corresponding liability. For additional information regarding our equipment and property leases, see Note 6, Property and Equipment and Leases, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report. For additional information regarding our adoption of ASU 2016-02, see Note 20, Recently Issued Accounting Standards, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report.

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
Insurance and Third-Party Claims
Accounts receivable from insurance and other third-party claims was $19.7 million and $10.8 million as of December 31, 2018 and 2017, respectively. Accounts receivable from insurance and other third-party claims at December 31, 2018 included $8.7 million from our U.K./European Operations, $7.2 million from our North American Operations and $3.8 million from our Australian Operations. The balance from the Company's U.K./European Operations resulted primarily from the Company's anticipated insurance recoveries associated with a personal injury that occurred in the U.K. in 2016 and a motor vehicle accident that occurred in the U.K. in 2018. The balance from the Company's North American Operations resulted predominately from the Company's anticipated insurance recoveries associated with a bridge washout in Canada in January 2018 and property damage caused by Hurricane Michael in the southern United States in October 2018. The balance from the Company's Australian Operations resulted primarily from the Company's anticipated insurance recoveries associated with a fire in 2011 that occurred on a railway line operated by GWA. We received proceeds from insurance totaling $3.0 million, $1.6 million and $15.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.
2019 Estimated Capital Expenditures
The following table sets forth our estimated capital expenditures by segment for the year ending December 31, 2019 (dollars in thousands):

	Year Ending
	December 31, 2019
Budgeted Capital Expenditures:	North American Operations	Australian Operations	U.K./European Operations	Total
Track and equipment, self-funded	$165,000	$20,000	$30,000	$215,000
Track and equipment, subject to third-party funding	105,000	—	—	105,000
New business development	8,000	27,000	—	35,000
Grants from outside parties	(75,000)	$—	—	(75,000)
Net budgeted capital expenditures	$203,000	$47,000	$30,000	$280,000
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
Contractual Obligations and Commercial Commitments
Based on our assessment of the underlying provisions and circumstances of our material contractual obligations and commercial commitments as of December 31, 2018, there is no known trend, demand, commitment, event or uncertainty that is reasonably likely to occur that would have a material adverse effect on our consolidated results of operations, financial condition or liquidity.

The following table represents our obligations and commitments for future cash payments under various agreements as of December 31, 2018 (dollars in thousands):

	Payments Due By Period
Contractual Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations(a)	$2,444,577	$25,326	$206,328	$2,011,212	$201,711
Interest on long-term debt(b)	450,604	99,992	191,138	126,680	32,794
Derivative instruments(c)	14,395	1,954	2,927	9,514	—
Capital lease obligations	71,727	11,405	25,929	20,405	13,988
Operating lease obligations	663,955	82,191	117,367	80,658	383,739
Purchase obligations(d)	55,646	44,196	11,450	—	—
Other contractual obligations(e)	56,711	14,736	10,821	273	30,881
Total	$3,757,615	$279,800	$565,960	$2,248,742	$663,113

(a)
Includes an A$50.0 million (or $35.2 million at the exchange rate on December 31, 2018) non-interest bearing loan due in 2054 assumed in the FreightLink Acquisition in 2010 with a carrying value of A$3.3 million (or $2.4 million at the exchange rate on December 31, 2018).

(b)	Assumes no change in variable interest rates from December 31, 2018.

(c)	Includes the fair value of our interest rate swaps of $14.4 million.

(d)	Includes purchase commitments for future capital expenditures among our existing operations.

(e)
Includes future payment obligations associated with deferred compensation of $13.7 million, the acquisitions of Freightliner and HOG of $11.3 million, estimated casualty obligations of $3.6 million and certain other long-term liabilities of $11.4 million. In addition, the table includes our 2019 estimated contributions of $9.6 million to our pension plans and estimated post-retirement medical and life insurance benefits of $7.1 million.

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
Our off-balance sheet arrangements as of December 31, 2018 consisted of operating lease obligations, which are included in the contractual obligations table above. Effective January 1, 2019, we will adopt ASU 2016-02, Leases (Topic 842), which will require lessees to recognize leases on their balance sheets as a right-of-use asset with a corresponding liability. See Note 20, Recently Issued Accounting Standards, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report for additional information regarding this standard.
Impact of Foreign Currencies on Consolidated Results
The results of operations of our foreign entities are maintained in the local currency (including, the Australian dollar, the British pound, the Canadian dollar, the Euro and the Polish zloty) and then translated into United States dollars based on the exchange rate at the end of the period for balance sheet items and, for the statement of operations, at the average exchange rate for the statement period. When comparing the effects of average foreign currency exchange rates on operating revenues and operating expenses during the year ended December 31, 2018 versus the year ended December 31, 2017, foreign currency translation had a net negative impact on our consolidated operating revenues and a net positive impact on our consolidated operating expenses primarily due to the strengthening of the British pound and the Euro relative to the United States dollar, partially offset by the weakening of the Australian and Canadian dollars relative to the United States dollar for the year ended December 31, 2018. Currency effects related to operating revenues and expenses are presented within the discussion of these respective items included within this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The following table reflects the balance sheet exchange rates used to translate each foreign entity's respective local currency balance sheet into United States dollars as of December 31, 2018 and 2017:

	December 31,
	2018	2017
United States dollar per Australian dollar	$0.70	$0.78
United States dollar per British pound	$1.28	$1.35
United States dollar per Canadian dollar	$0.73	$0.80
United States dollar per Euro	$1.15	$1.20
The following table reflects the average exchange rates used to translate each foreign entity's respective local currency results of operations into United States dollars for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
United States dollar per Australian dollar	$0.75	$0.77	$0.74
United States dollar per British pound	$1.34	$1.29	$1.36
United States dollar per Canadian dollar	$0.77	$0.77	$0.76
United States dollar per Euro	$1.18	$1.13	$1.11
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

The following table sets forth our total net capitalized major renewals and improvements versus our total maintenance and repair expense for the years ended December 31, 2018, 2017 and 2016 (dollars in thousands):

	2018	2017	2016
Gross capitalized major renewals and improvements	$248,396	$220,246	$190,406
Grants from outside parties	(20,527)	(20,249)	(36,094)
Net capitalized major renewals and improvements	$227,869	$199,997	$154,312
Total repairs and maintenance expense	$492,419	$468,306	$467,054

We depreciate our property and equipment using the straight-line method over the useful lives of the property and equipment. The following table sets forth the estimated useful lives of our major classes of property and equipment:

	Estimated Useful Life (in Years)
	Minimum	Maximum
Property:
Buildings and leasehold improvements (subject to term of lease)	2	40
Bridges/tunnels/culverts	20	50
Track property	3	50

Equipment:
Computer equipment	3	10
Locomotives and railcars	2	30
Vehicles and mobile equipment	2	15
Signals and crossing equipment	5	20
Track equipment	2	20
Other equipment	2	20
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
During the year ended December 31, 2017, we recorded a $5.9 million non-cash charge related to the impairment of track assets on idle branch lines in South Australia. During the year ended December 31, 2016, we recorded a $13.0 million non-cash charge related to the impairment of an idle rolling-stock maintenance facility resulting from Arrium, an iron ore customer in Australia, entering voluntary administration. For additional information regarding Arrium, see Note 3, Changes in Operations, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report. There were no material losses incurred through other dispositions from unanticipated or unusual events for the year ended December 31, 2018.
Grants from Outside Parties
Grants from outside parties are recorded within deferred items - grants from outside parties, and are amortized as a reduction to depreciation expense over the same period during which the associated assets are depreciated.

Valuation of Assets
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
We review the carrying value of goodwill at least annually to assess impairment since these assets are not amortized. We perform our annual impairment assessment as of November 30 of each year. Additionally, we review the carrying value of a reporting unit's goodwill whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
In 2018, we assessed qualitative risk factors for all reporting units to which goodwill is allocated to determine whether it was more likely than not that the fair value of each reporting unit was less than its carrying amount. Qualitative factors considered include relevant events and circumstances that affect the fair value of reporting units. We assessed these qualitative factors to determine whether it was necessary to perform the quantitative impairment test. This quantitative test is required only if we conclude that it is more likely than not that a reporting unit’s fair value is less than its carrying amount.
In addition, we perform an impairment test on amortizable intangible assets when specific impairment indicators are present. We have amortizable intangible assets valued primarily as operational network rights, customer contracts and relationships and track access agreements. These intangible assets are generally amortized on a straight-line basis over the expected economic longevity of the facility served, the customer relationship or the length of the contract or agreement, including expected renewals.
The determination of fair value involves significant management judgment including assumptions about operating results, business plans, income projections, anticipated future cash flows and market data. These determinations affect the amount of depreciation and amortization expense recognized in future periods. Any impairment losses are expensed when incurred and are charged to net loss/(gain) on sale and impairment of assets within operating expenses.
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
Accruals for claims are recorded in the period when a loss from such claims is determined to be probable and estimable. These estimates are updated in future periods as information develops.
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
No provision is made for certain taxes applicable to the undistributed earnings of our foreign subsidiaries as it is the intention of management to fully utilize those earnings in the operations of foreign subsidiaries. The amount of undistributed earnings of our foreign subsidiaries as of December 31, 2018 was $216.2 million. If the earnings were to be distributed in the future, those distributions would not be subject to United States federal corporate income tax but may result in foreign exchange gains and losses and be subject to other taxes and credits, including U.S. state taxes and withholding taxes payable to various foreign countries.
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

Interest Rate Risk
The following tables set forth the primary drivers of our interest expense, net, for our North American Operations, Australia Operations and U.K./European Operations for the years ended December 31, 2018, 2017 and 2016 (dollars in thousands):

	December 31, 2018
	North American Operations	Australian Operations	U.K./European Operations	Eliminations(a)	Total
Interest expense on variable rate debt	$45,960	$33,780	$7,517	$—	$87,257
Interest expense on intercompany loans	—	12,802	12,630	(25,432)	—
Interest expense on fixed rate debt	469	185	—	—	654
Interest expense on other instruments(b)	1,484	1,023	3,780	—	6,287
Amortization of debt issuance costs	5,129	2,998	1,198	—	9,325
Derivative financial instruments	2,540	1,663	(7)	—	4,196
Interest expense	$55,582	$52,451	$25,118	$(25,432)	$107,719
Interest income from intercompany loans	$(12,630)	$—	$(12,802)	$25,432	$—
All other interest income	(2,125)	(1,093)	(38)	—	(3,256)
Interest income	(14,755)	(1,093)	(12,840)	25,432	(3,256)
Interest expense, net	$40,827	$51,358	$12,278	$—	$104,463

	December 31, 2017
	North American Operations	Australian Operations	U.K./European Operations	Eliminations(a)	Total
Interest expense on variable rate debt	$38,416	$35,815	$6,050	$—	$80,281
Interest expense on intercompany loans	—	12,933	11,058	(23,991)	—
Interest expense on fixed rate debt	—	176	—	—	176
Interest expense on other instruments(b)	1,619	781	3,736	—	6,136
Amortization of debt issuance costs	5,206	3,143	916	—	9,265
Derivative financial instruments	5,228	2,699	3,506	—	11,433
Interest expense	$50,469	$55,547	$25,266	$(23,991)	$107,291
Interest income from intercompany loans	$(11,058)	$—	$(12,933)	$23,991	$—
All other interest income	(864)	(829)	(389)	—	(2,082)
Interest income	$(11,922)	$(829)	$(13,322)	$23,991	$(2,082)
Interest expense, net	$38,547	$54,718	$11,944	$—	$105,209

	December 31, 2016
	North American Operations	Australian Operations	U.K./European Operations	Eliminations(a)	Total
Interest expense on variable rate debt	$42,858	$10,226	$4,553	$—	$57,637
Interest expense on intercompany loans	—	1,049	14,566	(15,615)	—
Interest expense on fixed rate debt	—	158	—	—	158
Interest expense on other instruments(b)	1,691	526	4,735	—	6,952
Amortization of debt issuance costs	5,196	2,268	230	—	7,694
Derivative financial instruments	3,200	—	—	—	3,200
Interest expense	$52,945	$14,227	$24,084	$(15,615)	$75,641
Interest income from intercompany loans	$(11,046)	$—	$(4,569)	$15,615	$—
All other interest income	(914)	(269)	76	—	(1,107)
Interest income	$(11,960)	$(269)	$(4,493)	$15,615	$(1,107)
Interest expense, net	$40,985	$13,958	$19,591	$—	$74,534

(a)	Intercompany borrowing and lending activity is eliminated in consolidation.

(b)	Interest expense on other instruments reflects interest on capital leases and certain fees related to our credit facilities.

Our interest rate risk results from variable interest rate debt obligations, where an increase in interest rates would result in lower earnings and increased cash outflows. The following table presents principal payments on our variable rate debt obligations, related weighted average annual interest rates by expected maturity dates and estimated fair values as of December 31, 2018 (dollars in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Credit Agreement:
Revolving credit facility:
United Kingdom	$—	$—	$—	$—	$19,136	$—	$19,136	$19,357
United States	$10,000	$—	$—	$—	$135,000	$—	$145,000	$144,306
Term loans:
United Kingdom	$—	$11,630	$17,409	$17,409	$269,839	$—	$316,287	$319,556
United States	$—	$57,875	$71,150	$71,150	$1,102,825	$—	$1,303,000	$1,296,079
Average annual interest rate - Credit Agreement	3.9%	3.8%	3.8%	3.9%	3.9%	0.0%	3.9%
Australia:
Australian Credit Agreement	$15,325	$24,133	$24,133	$394,576	$—	$—	$458,167	$457,978
Partner Loan Agreement	$—	$—	$—	$—	$—	$167,796	$167,796	$166,974
Average annual interest rate - Australia	4.9%	4.9%	5.1%	5.5%	7.2%	7.6%	6.0%
The variable interest rates presented in the table above are based on the implied forward rates in the yield curve for borrowings denominated using Australia BBSY and BBR, and United States LIBOR (as of December 31, 2018). BBSY is the Bank Bill Swap Bid Rate, which we believe is generally considered the Australian equivalent to LIBOR. BBR is the Bankers Buyers Rate, which we believe is generally considered analogous with BBSY. The borrowing margin is composed of a weighted average of 1.50% for United States and United Kingdom borrowings under our Credit Agreement. The borrowing margin is composed of a weighted average of 2.44% for our Australian term loan under our Australian Credit Agreement and 4.50% for our Partner Loan Agreement. To the extent not mitigated by interest rate swap agreements, based on the table above, assuming a one percentage point increase in market interest rates, annual interest expense on our variable rate debt would increase by approximately $12.8 million under our Credit Agreement and $2.6 million under our Australian Credit Agreement and Partner Loan Agreement.
Foreign Currency Exchange Rate Risk
As of December 31, 2018, our foreign subsidiaries had the United States dollar equivalent of $1.0 billion of third-party debt denominated in the local currencies in which our foreign subsidiaries operate, including the Australian dollar, the British pound, the Canadian dollar and the Euro. This includes an A$50.0 million (or $35.2 million at the exchange rate on December 31, 2018) non-interest bearing loan due in 2054 assumed in the FreightLink Acquisition that has a carrying value of A$3.3 million (or $2.4 million at the exchange rate on December 31, 2018). The debt service obligations associated with this foreign currency debt are generally funded directly from those foreign operations. As a result, foreign currency risk related to this portion of our debt service payments is limited. However, in the event the foreign currency debt service is not paid by our foreign subsidiaries and is paid by United States subsidiaries, we may face exchange rate risk if the Australian dollar, the British pound, the Canadian dollar or the Euro were to appreciate relative to the United States dollar and require higher United States dollar equivalent cash.

We are also exposed to foreign currency exchange rate risk related to our foreign subsidiaries, including non-functional currency intercompany debt, associated with acquisitions and any timing difference between announcement and closing of an acquisition of a foreign business. To mitigate currency exposures of non-United States dollar-denominated acquisitions, we may enter into foreign currency forward purchase contracts. To mitigate currency exposures related to non-functional currency denominated intercompany debt, cross-currency swaps or foreign currency forward contracts may be entered into for periods consistent with the underlying debt. To mitigate currency exposures related to significant asset purchases in non-functional denominated currencies, foreign currency forward contracts may be entered into for periods consistent with the anticipated future outflow of cash. For additional information regarding our Derivative Financial Instruments, see Note 9, Derivative Financial Instruments, to our Consolidated Financial Statements set forth in "Part IV Item 15. Exhibits, Financial Statement Schedules" of this Annual Report.
Sensitivity to Diesel Fuel Prices
We are exposed to fluctuations in diesel fuel prices since an increase in the price of diesel fuel would result in lower earnings and cash outflows. For the year ended December 31, 2018, fuel costs for fuel used in operations represented 9.6% of our total operating expenses. As of December 31, 2018, we had not entered into any hedging transactions to manage this diesel fuel risk. We receive fuel surcharges and other rate adjustments that offset the majority of the impact of higher fuel prices, with a lag of up to four months. As of December 31, 2018, each one percentage point change in the price of diesel fuel would result in a $1.8 million change in our annual operating income to the extent not offset by higher fuel surcharges and/or rates.
ITEM 8.    Financial Statements and Supplementary Data.
The financial statements and supplementary financial data required by this item are listed under "Part IV Item 15. Exhibits, Financial Statement Schedules," following the signature page hereto and are incorporated by reference herein.
ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
ITEM 9A.     Controls and Procedures.
Disclosure Controls and Procedures — We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, the disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Internal Control Over Financial Reporting — There were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. Management based this assessment on criteria for effective internal control over financial reporting described in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's internal control over financial reporting, established and maintained by management, is under the general oversight of the Company's Audit Committee. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operating effectiveness of our internal control over financial reporting.
Based on this assessment, management determined that, as of December 31, 2018, we maintained effective internal control over financial reporting.
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
ITEM 9B.     Other Information.
None.

PART III
ITEM 10.     Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated herein by reference to our proxy statement to be filed within 120 days after the end of our fiscal year in connection with the Annual Meeting of the Stockholders of G&W to be held on May 22, 2019, under "Proposal One: Election of Directors," "Executive Officers" and "Corporate Governance."
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
ITEM 11.     Executive Compensation.
The information required by this Item is incorporated herein by reference to our proxy statement to be filed within 120 days after the end of our fiscal year in connection with the Annual Meeting of the Stockholders of G&W to be held on May 22, 2019, under "Executive Compensation," including the "Compensation Discussion and Analysis," "Compensation Committee Report" and "Summary Compensation Table" sections, and "Director Compensation."
ITEM 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth all of our securities authorized for issuance under our equity compensation plans as of December 31, 2018:

Equity Compensation Plan Information
Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options	(b) Weighted Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	1,547,630	$75.15	2,192,988
Equity compensation plans not approved by security holders	—	—	—
Total	1,547,630	$75.15	2,192,988
The remaining information required by this Item is incorporated herein by reference to our proxy statement to be filed within 120 days after the end of our fiscal year in connection with the Annual Meeting of the Stockholders of G&W to be held on May 22, 2019, under "Security Ownership of Certain Beneficial Owners and Management."
ITEM 13.     Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated herein by reference to our proxy statement to be filed within 120 days after the end of our fiscal year in connection with the Annual Meeting of the Stockholders of G&W to be held on May 22, 2019, under "Corporate Governance" and "Related Person Transactions."
ITEM 14.     Principal Accounting Fees and Services.
The information required by this Item is incorporated herein by reference to our proxy statement to be filed within 120 days after the end of our fiscal year in connection with the Annual Meeting of the Stockholders of G&W to be held on May 22, 2019.

PART IV
ITEM 15.     Exhibits, Financial Statement Schedules.

DOCUMENTS FILED AS PART OF THIS ANNUAL REPORT ON FORM 10-K

(a)	FINANCIAL STATEMENTS
Genesee & Wyoming Inc. and Subsidiaries Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2018 and 2017
Consolidated Statements of Operations for the Years Ended December 31, 2018, 2017 and 2016
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2018,
2017 and 2016
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2018, 2017 and 2016
Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016
Notes to Consolidated Financial Statements

(b)	EXHIBITS—See INDEX TO EXHIBITS filed herewith immediately preceding the signature page hereto, and which is incorporated herein by reference

(c)
FINANCIAL STATEMENT SCHEDULES—Schedules have been omitted because they are not applicable or not required or the information required to be set forth therein is included in the Financial Statements and Supplementary Data, or notes thereto.

ITEM 16.     Form 10-K Summary.
None.

INDEX TO EXHIBITS

Number	Description
(3)	(i) Articles of Incorporation

The Exhibits referenced under 4.1 and 4.4 hereof are incorporated herein by reference.

(ii) By-laws

3.1
Amended and Restated By-Laws, effective as of November 2, 2018, is incorporated herein by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q filed on November 6, 2018 (File No. 001-31456).

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

10.8
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

10.10
Form of Restricted Stock Unit Award Notice for Directors under the Second Amended and Restated 2004 Omnibus Incentive Plan is incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on August 6, 2014 (File No. 001-31456).**

10.11
Form of Restricted Stock Award Notice under the Second Amended and Restated 2004 Omnibus Incentive Plan is incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed on August 6, 2014 (File No. 001-31456).**

10.12
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

10.18
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

10.20
Share Sale Agreement, dated October 20, 2016, relating to Glencore Rail (NSW) Pty Limited by and among Genesee & Wyoming Inc., GWI Acquisitions Pty Ltd, Glencore Coal Pty Limited and Glencore Operations Australia Pty Limited, is incorporated herein by reference to Exhibit 10.1 to the Registrants Current Report on Form 8-K filed on October 20, 2016 (File No. 001-31456).***

10.21
Amendment and Restatement Deed, dated November 30, 2016, by and among Genesee & Wyoming Inc. and the members of a Macquarie Infrastructure and Real Assets consortium, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 1, 2016 (File No. 001-31456).***

10.22
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

10.23
Form of Performance-Based Restricted Stock Unit Award Notice under the Third Amended and Restated 2004 Omnibus Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2017 (File No. 001-31456).**

10.24
Form of Performance-Based Restricted Stock Unit Award Notice for the CEO under the Third Amended and Restated 2004 Omnibus Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2017 (File No. 001-31456).**

10.25	Fourth Amended and Restated 2004 Omnibus Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 25, 2018 (File No. 001-31456).**

10.26
Amendment No. 3, dated as of June 5, 2018, to the Second Amended and Restated Senior Secured Syndicated Facility Agreement, dated as of March 20, 2015, among Genesee & Wyoming Inc., RP Acquisition Company Two, Quebec Gatineau Railway Inc., GWI Holding B.V., Rotterdam Rail Feeding B.V., Bank of America, N.A., as administrative agent, and the agents, lenders and guarantors party thereto from time to time, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 11, 2018 (File No. 001-31456).

*10.27	Form of Performance-Based Restricted Stock Unit Award Notice under the Fourth Amended and Restated Omnibus Incentive Plan**

*10.28	Form of Performance-Based Restricted Stock Unit Award Notice for the CEO under the Fourth Amended and Restated Omnibus Incentive Plan**

*(21.1)	Subsidiaries of the Registrant

*(23.1)	Consent of PricewaterhouseCoopers LLP

*(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

*(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

*(32.1)	Section 1350 Certifications

*101
The following financial information from Genesee & Wyoming Inc.'s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL includes: (i) Consolidated Balance Sheets as of December 31, 2018 and 2017, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2018, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2018, 2017 and 2016, (iv) Consolidated Statements of Changes in Equity for the Years Ended December 31, 2018, 2017 and 2016, (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016, and (vi) the Notes to Consolidated Financial Statements.

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

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 26, 2019	GENESEE & WYOMING INC.

		By:	/S/ JOHN C. HELLMANN
John C. Hellmann Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date	Title	Signature

February 26, 2019	Chairman and Chief Executive Officer (Principal Executive Officer)	/S/ JOHN C. HELLMANN
John C. Hellmann
February 26, 2019	Chief Financial Officer (Principal Financial Officer)	/S/ TIMOTHY J. GALLAGHER
Timothy J. Gallagher
February 26, 2019	Chief Accounting Officer (Principal Accounting Officer)	/S/ CHRISTOPHER F. LIUCCI
Christopher F. Liucci
February 26, 2019	Director	/S/ RICHARD H. BOTT
Richard H. Bott
February 26, 2019	Director	/S/ BRUCE J. CARTER
Bruce J. Carter
February 26, 2019	Director	/S/ CYNTHIA L. HOSTETLER
Cynthia L. Hostetler
February 26, 2019	Director	/S/ ØIVIND LORENTZEN III
Øivind Lorentzen III
February 26, 2019	Director	/S/ ALBERT J. NEUPAVER
Albert J. Neupaver
February 26, 2019	Director	/S/ JOSEPH H. PYNE
Joseph H. Pyne
February 26, 2019	Director	/S/ ANN N. REESE
Ann N. Reese
February 26, 2019	Director	/S/ MARK A. SCUDDER
Mark A. Scudder
February 26, 2019	Director	/S/ HUNTER C. SMITH
Hunter C. Smith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Genesee & Wyoming Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Genesee & Wyoming Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Report of Management on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 26, 2019
We have served as the Company’s auditor since 2002.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2018 and 2017
(dollars in thousands, except share amounts)

	December 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$90,387	$80,472
Accounts receivable, net	426,305	416,705
Materials and supplies	56,716	57,750
Prepaid expenses and other	54,185	34,606
Total current assets	627,593	589,533
PROPERTY AND EQUIPMENT, net	4,613,014	4,656,921
GOODWILL	1,115,849	1,165,587
INTANGIBLE ASSETS, net	1,430,197	1,567,038
DEFERRED INCOME TAX ASSETS, net	4,616	3,343
OTHER ASSETS	77,192	52,475
Total assets	$7,868,461	$8,034,897
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$28,303	$27,853
Accounts payable	288,070	253,993
Accrued expenses	165,280	185,935
Total current liabilities	481,653	467,781
LONG-TERM DEBT, less current portion	2,425,235	2,303,442
DEFERRED INCOME TAX LIABILITIES, net	877,721	873,194
DEFERRED ITEMS - grants from outside parties	326,520	321,592
OTHER LONG-TERM LIABILITIES	127,280	172,796
COMMITMENTS AND CONTINGENCIES
EQUITY:
Class A Common Stock, $0.01 par value, one vote per share; 180,000,000 shares authorized at December 31, 2018 and 2017; 75,240,513 and 74,808,305 shares issued and 56,349,327 and 61,946,078 shares outstanding (net of 18,891,186 and 12,862,227 shares in treasury) on December 31, 2018 and 2017, respectively	752	748
Class B Common Stock, $0.01 par value, ten votes per share; 30,000,000 shares authorized at December 31, 2018 and 2017; 517,138 and 701,138 shares issued and outstanding on December 31, 2018 and 2017, respectively	5	7
Additional paid-in capital	1,785,005	1,757,332
Retained earnings	2,482,252	2,234,864
Accumulated other comprehensive loss	(146,456)	(105,534)
Treasury stock, at cost	(699,852)	(236,951)
Total Genesee & Wyoming Inc. stockholders' equity	3,421,706	3,650,466
Noncontrolling interest	208,346	245,626
Total equity	3,630,052	3,896,092
Total liabilities and equity	$7,868,461	$8,034,897
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 and 2016
(in thousands, except per share amounts)

	Years Ended December 31,
	2018	2017	2016
OPERATING REVENUES	$2,348,550	$2,208,044	$2,001,527
OPERATING EXPENSES:
Labor and benefits	709,735	666,765	636,364
Equipment rents	138,207	132,903	159,372
Purchased services	234,903	244,119	198,046
Depreciation and amortization	263,216	250,457	205,188
Diesel fuel used in train operations	184,437	147,427	118,203
Electricity used in train operations	9,603	7,521	13,346
Casualties and insurance	45,534	46,993	38,884
Materials	129,081	107,519	82,522
Trackage rights	87,743	87,490	87,194
Net (gain)/loss on sale and impairment of assets	(3,246)	4,254	32,484
Restructuring and related costs	15,088	10,160	8,182
Other expenses	110,737	110,455	135,380
Total operating expenses	1,925,038	1,816,063	1,715,165
OPERATING INCOME	423,512	391,981	286,362
Interest income	3,256	2,082	1,107
Interest expense	(107,719)	(107,291)	(75,641)
Other (loss)/income, net	(188)	8,747	3,663
Income before income taxes	318,861	295,519	215,491
(Provision for)/benefit from income taxes	(64,535)	261,259	(74,395)
Net income	254,326	556,778	141,096
Less: Net income/(loss) attributable to noncontrolling interest	9,908	7,727	(41)
Net income attributable to Genesee & Wyoming Inc.	$244,418	$549,051	$141,137
Basic earnings per common share attributable to Genesee & Wyoming Inc. common stockholders	$4.09	$8.92	$2.46
Weighted average shares—Basic	59,745	61,579	57,324
Diluted earnings per common share attributable to Genesee & Wyoming Inc. common stockholders	$4.03	$8.79	$2.42
Weighted average shares—Diluted	60,628	62,464	58,256
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 and 2016
(in thousands)

	Years Ended December 31,
	2018	2017	2016
NET INCOME	$254,326	$556,778	$141,096
OTHER COMPREHENSIVE (LOSS)/INCOME:
Foreign currency translation adjustment	(93,158)	106,861	(47,349)
Net unrealized gain/(loss) on qualifying cash flow hedges, net of tax (provision)/benefit of ($138), ($1,507) and $3,651, respectively	720	1,870	(5,666)
Changes in pension and other postretirement benefit obligations, net of tax (provision)/benefit of ($6,339), $401 and $6,366, respectively	30,853	347	(30,953)
Other comprehensive (loss)/income	(61,585)	109,078	(83,968)
COMPREHENSIVE INCOME	$192,741	$665,856	$57,128
Less: Comprehensive (loss)/income attributable to noncontrolling interest	(13,725)	25,023	8,508
COMPREHENSIVE INCOME ATTRIBUTABLE TO GENESEE & WYOMING INC.	$206,466	$640,833	$48,620
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 and 2016
(dollars in thousands)

	G&W Stockholders
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital		Retained Earnings		Accumulated Other Comprehensive (Loss)/Income		Treasury Stock		Non-controlling Interest		Total Equity
BALANCE, December 31, 2015	$697		$8		$1,355,345		$1,544,676		$(153,457)		$(227,808)		$—		$2,519,461
Net income/(loss)	—		—		—		141,137		—		—		(41)		141,096
Other comprehensive (loss)/income	—		—		—		—		(92,517)		—		8,549		(83,968)
Value of stock issued for equity offering - 4,000,000 shares	40		—		285,716		—		—		—		—		285,756
Conversion of 35,000 shares Class B Common Stock to Class A Common Stock	—		—		—		—		—		—		—		—
Value of stock issued for stock-based compensation - 536,653 shares Class A Common Stock	5		—		10,358		—		—		—		—		10,363
Compensation cost related to stock-based awards	—		—		18,884		—		—		—		—		18,884
Income tax deficiencies from stock-based compensation	—		—		(281)		—		—		—		—		(281)
Value of treasury stock repurchased - 71,506 shares	—		—		—		—		—		(4,540)		—		(4,540)
Issuance of noncontrolling interest	—		—		39,585		—		48,658		—		212,099		300,342
Other	—		—		8		—		—		—		—		8
BALANCE, December 31, 2016	$742		$8		$1,709,615		$1,685,813		$(197,316)		$(232,348)		$220,607		$3,187,121
Net income	—		—		—		549,051		—		—		7,727		556,778
Other comprehensive income	—		—		—		—		91,782		—		17,296		109,078
Conversion of 57,000 shares Class B Common Stock to Class A Common Stock	1		(1)		—		—		—		—		—		—
Value of stock issued for stock-based compensation - 366,479 shares Class A Common Stock	3		—		12,319		—		—		—		—		12,322
Compensation cost related to stock-based compensation	—		—		17,476		—		—		—		—		17,476
Value of treasury stock repurchased - 61,920 shares	—		—		—		—		—		(4,603)		—		(4,603)
Value of stock issued from sale of unregistered securities - 238,201 shares	2		—		17,489		—		—		—		—		17,491
Other	—		—		433		—		—		—		(4)		429
BALANCE, December 31, 2017	$748		$7		$1,757,332		$2,234,864		$(105,534)		$(236,951)		$245,626		$3,896,092
Net income	—		—		—		244,418		—		—		9,908		254,326
Other comprehensive loss	—		—		—		—		(37,952)		—		(23,633)		(61,585)
Conversion of 184,000 shares Class B Common Stock to Class A Common Stock	2		(2)		—		—		—		—		—		—
Value of stock issued for stock-based compensation - 248,208 shares Class A Common Stock	2		—		10,021		—		—		—		—		10,023
Compensation cost related to stock-based compensation	—		—		17,652		—		—		—		—		17,652
Value of treasury stock repurchased - 6,028,959 shares	—		—		—		—		—		(462,901)		—		(462,901)
Distributions to noncontrolling interest	—		—		—		—		—		—		(23,583)		(23,583)
Amounts reclassified from accumulated other comprehensive loss to retained earnings related to the United States Tax Cuts and Jobs Act	—		—		—		2,970		(2,970)		—		—		—
Other	—		—		—		—		—		—		28		28
BALANCE, December 31, 2018	$752	—	$5	—	$1,785,005	—	$2,482,252	—	$(146,456)	—	$(699,852)	—	$208,346	—	$3,630,052
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 and 2016
(dollars in thousands)

	Years Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$254,326	$556,778	$141,096
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	263,216	250,457	205,188
Stock-based compensation	17,652	17,554	17,976
Deferred income taxes	23,373	(319,249)	33,442
Net (gain)/loss on sale and impairment of assets	(3,246)	4,254	32,484
Changes in operating assets and liabilities which provided/(used) cash, net of effect of acquisitions:
Accounts receivable, net	(35,902)	(12,969)	(15,952)
Materials and supplies	(2,193)	2,474	750
Prepaid expenses and other	(10,113)	23,973	836
Accounts payable and accrued expenses	37,431	(35,341)	(20,468)
Other assets and liabilities, net	8,549	(8,725)	11,715
Net cash provided by operating activities	553,093	479,206	407,067
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(284,102)	(228,472)	(219,544)
Grant proceeds from outside parties	20,527	20,249	36,094
Net cash paid for acquisitions, net of cash acquired	—	(107,586)	(969,476)
Contributions to joint venture	(13,671)	—	—
Proceeds from sale of business	7,927	—	—
Proceeds from sale of investment	1,386	2,100	—
Insurance proceeds for the replacement of assets	3,008	1,590	15,201
Proceeds from disposition of property and equipment	9,479	5,225	2,691
Net cash used in investing activities	(255,446)	(306,894)	(1,135,034)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on revolving line-of-credit, long-term debt and capital lease obligations	(849,827)	(661,561)	(1,104,222)
Proceeds from revolving line-of-credit and long-term borrowings	1,055,695	523,672	1,074,516
Debt amendment/issuance costs	(5,762)	—	(17,731)
Common share repurchases	(460,092)	—	—
Distribution to noncontrolling interest	(23,583)	—	—
Installment payments on Freightliner deferred consideration	(6,255)	—	—
Proceeds from noncontrolling interest	—	—	476,828
Proceeds from Class A Common Stock issuance	—	—	286,500
Other financing-related activities, net	5,580	6,980	4,033
Net cash (used in)/provided by financing activities	(284,244)	(130,909)	719,924
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(3,488)	6,750	4,421
INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	9,915	48,153	(3,622)
CASH AND CASH EQUIVALENTS, beginning of year	80,472	32,319	35,941
CASH AND CASH EQUIVALENTS, end of year	$90,387	$80,472	$32,319
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
The Company owns or leases 120 freight railroads worldwide that are organized in nine operating regions with approximately 8,000 employees and 3,000 customers. The financial results of the Company's nine operating regions are reported in the following three distinct segments:

•	The Company's seven North American regions serve 41 U.S. states and four Canadian provinces and include 114 short line and regional freight railroads with more than 13,000 track miles.

•
The Company's Australian Region serves New South Wales, the Northern Territory and South Australia and operates the 1,400-mile Tarcoola-to-Darwin rail line. Since December 1, 2016, G&W's Australia Region is 51.1% owned by us and 48.9% owned by a consortium of funds and clients managed by Macquarie Infrastructure and Real Assets (MIRA).

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
The Company's railroads transport a wide variety of commodities. Revenues from the Company's 10 largest customers accounted for approximately 26%, 24% and 22% of the Company's operating revenues in 2018, 2017 and 2016, respectively.
When comparing the Company's results of operations from one reporting period to another, it is important to consider that the Company has historically experienced fluctuations in revenues and expenses due to acquisitions, changing economic conditions, fluctuations in commodity prices, competitive forces, changes in foreign currency exchange rates, rail network issues and congestion, the ability to attract and retain skilled workers, one-time freight moves, fuel price fluctuations, customer plant expansions and shut-downs, sales of property and equipment, derailments and weather-related conditions, such as hurricanes, cyclones, tornadoes, high winds, droughts, heavy snowfall, unseasonably hot or cold weather, freezing and flooding, among other factors. In periods when these events occur, the Company's results of operations are not easily comparable from one period to another. Finally, certain of the Company's railroads have commodity shipments that are sensitive to general economic conditions, global commodity prices and foreign exchange rates, such as steel products, iron ore, paper products, lumber and forest products and agricultural products, as well as product specific market conditions, such as the availability of lower priced alternative sources of power generation (coal) and energy commodity price differentials (crude oil and natural gas liquids) or congestion at ports (intermodal). Other shipments are relatively less affected by economic conditions and are more closely affected by other factors, such as winter weather (salt) and seasonal rainfall (agricultural products). As a result of these and other factors, the Company's results of operations in any reporting period may not be directly comparable to the Company's results of operations in other reporting periods.
Certain reclassifications and adjustments have been made to prior period balances to conform to the current year presentation as follows:
On January 1, 2018, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2017-07, Compensation-Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Prior to the adoption of ASU 2017-07, the Company presented net pension costs within operating income on the same line item as other compensation costs arising from services rendered by the applicable employees. ASU 2017-07 requires that net pension costs, other than service cost, be presented outside of operating income. The Company applied these changes retrospectively to its consolidated statement of operations which resulted in a $6.5 million and $3.3 million decrease in operating income and a corresponding change in other income/(loss), net for the years ended December 31, 2017 and 2016, respectively. The adjustments had no impact on net income.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 1, 2018, the Company adopted ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The current standard, ASC 740, requires deferred tax liabilities to be adjusted for the effect of a change in tax laws or rates with the effect included in income from operations in the reporting period of the enactment date. The Tax Cuts and Jobs Act of 2017 (the TCJA) enacted by the United States federal government resulted in tax effects of items recorded within accumulated other comprehensive loss (AOCL), as the case may be, to be "stranded," as those items no longer reflect the appropriate tax rate. This amendment allows the reclassification from AOCL to retained earnings for the stranded tax effects resulting from the new income tax rates. The Company applied the amendments as of January 1, 2018 by reclassifying $3.0 million from AOCL to retained earnings, eliminating the stranded tax effects in AOCL resulting from the TCJA. This reclassification reduced AOCL and increased retained earnings by $3.0 million. It is the Company's policy to release stranded income tax effects from AOCL using the item-by-item approach.
On December 1, 2016, a subsidiary of the Company completed the acquisition of Glencore Rail (NSW) Pty Limited (GRail) and concurrently issued a 48.9% stake in G&W Australia Holdings LP (GWAHLP) (collectively, the Australia Partnership), which is the holding entity for all of the Company's Australian businesses, including GRail, to a consortium of funds and clients managed by MIRA, a large infrastructure investment firm. The Company, through wholly-owned subsidiaries, also made incremental investments and retained a 51.1% ownership in GWAHLP. The investments made by both the Company and MIRA consisted of equity and debt financing of GWAHLP in similar proportions. As MIRA's investments were made at the contemporaneous fair value of GWAHLP as of December 1, 2016, accounting for MIRA's noncontrolling interest in the Company's consolidated financial statements required adjustments to reflect a proportional interest in the net book value of GWAHLP. During the three months ended March 31, 2018, the Company determined that there was an error in its December 1, 2016 calculation of the noncontrolling interest for MIRA's 48.9% interest in GWAHLP, which resulted in the following adjustment within the total equity section of the Company's consolidated balance sheet: a decrease in noncontrolling interest of $71.9 million, an increase in additional paid-in capital of $57.9 million and a decrease in AOCL of $14.0 million. This revision has been reflected in the Company's consolidated balance sheet as of December 31, 2017 as well as the December 31, 2016 equity balances as disclosed in the Company's consolidated statements of changes in equity. There was no effect on any other section of the Company's consolidated balance sheet. This revision had no impact on the Company's consolidated statements of operations, comprehensive income or cash flows for the years ended December 31, 2017 and 2016. The Company does not consider this revision material to any previously issued consolidated financial statements.
The Company corrected the classification of $33.6 million of book value of property and equipment as of December 31, 2017, previously classified as track equipment assets within the Notes to the Consolidated Financial Statements included within the Company's 2017 Annual Report on Form10-K, which increased both gross and net track property assets as disclosed in Note 6, Property and Equipment and Leases. The reclassification had no impact on the Company's consolidated balance sheets, statements of operations, comprehensive income or cash flows.
2. SIGNIFICANT ACCOUNTING POLICIES:
Principles of Consolidation and Basis of Presentation
The consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries. The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (U.S. GAAP) as codified in the FASB Accounting Standards Codification. All significant intercompany transactions and accounts have been eliminated in consolidation.
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

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes revenue when obligations under the terms of a contract with a customer are satisfied. Revenue is measured as the amount of consideration the Company expects to receive in exchange for providing services. Certain of the countries in which the Company operates have a tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer. The Company records these taxes on a net basis.
The Company disaggregates its operating revenues into the following three categories: freight revenues, freight-related revenues and all other revenues. The Company further disaggregates its freight revenues into 14 commodity groups. Refer to Note 18, Segment and Geographic Area Information, for the disaggregation of the Company's operating revenues by reportable segments for years ended December 31, 2018, 2017 and 2016.
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
For interline traffic, one railroad typically invoices a customer on behalf of all railroads participating in the route directed by the customer. The invoicing railroad then pays the other railroads their portion of the total amount invoiced on a monthly basis. The Company records revenue related to interline traffic for transportation service segments provided by carriers along railroads that are not owned or controlled by the Company on a net basis.
The timing of revenue recognition, billings and cash collections result in trade accounts receivable, contract assets and contract liabilities. The Company’s contract assets and liabilities are typically short-term in nature, with terms settled within a 12-month period. The Company had no material contract assets or contract liabilities recorded on the consolidated balance sheet as of December 31, 2018.
Cash and Cash Equivalents
The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents.
Materials and Supplies
Materials and supplies consist primarily of purchased items for improvement and maintenance of road property and equipment and are stated at the lower of average cost or market, as well as purchased containers from the Company's Pentalver Transport Limited (Pentalver) business in the U.K. Materials and supplies are removed from inventory using the average cost method.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Goodwill
The Company reviews the carrying value of goodwill at least annually to assess impairment since these assets are not amortized. The Company performs its annual impairment assessment as of November 30 of each year. Additionally, the Company reviews the carrying value of a reporting unit's goodwill whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Where appropriate, the Company may decide to assess qualitative factors for a reporting unit to determine whether it is necessary to perform the two-step quantitative impairment test. This quantitative test is required only if the Company concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying amount.
The determination of fair value involves significant management judgment including assumptions about operating results, business plans, income projections, anticipated future cash flows and market data. Impairment losses are expensed when incurred and are charged to net (gain)/loss on sale and impairment of assets within operating expenses.
Amortizable Intangible Assets
The Company performs an impairment test on amortizable intangible assets when specific impairment indicators are present. The Company has amortizable intangible assets valued primarily as operational network rights, customer contracts and relationships and track access agreements. These intangible assets are generally amortized on a straight-line basis over the expected economic longevity of the facility served, the customer relationship or the length of the contract or agreement, including expected renewals.
Derailment and Property Damages, Personal Injuries and Third-Party Claims
The Company maintains global liability and property insurance coverage to mitigate the financial risk of providing rail and rail-related services. The Company's liability policies cover railroad employee injuries, personal injuries associated with grade crossing accidents and accidents involving passengers and other third-party claims associated with the Company's operations. Damages associated with sudden releases of hazardous materials, including hazardous commodities transported by rail, and expenses related to evacuation as a result of a railroad accident are also covered under the liability policies. The Company's liability policies currently have self-insured retentions of up to $2.5 million per occurrence, which vary based on the type and location of the incident. The Company's property policies currently have various self-insured retentions, which vary based on the type and location of the incident, that are currently up to $2.5 million per occurrence. The property policies also provide business interruption insurance arising from covered events. The self-insured retentions under the policies may change with each annual insurance renewal depending on the Company's loss history, the size and make-up of the Company and general insurance market conditions.
The Company also maintains ancillary insurance coverage for other risks associated with rail and rail-related services, including insurance for employment practices, directors' and officers' liability, workers' compensation, pollution, auto claims, crime and road haulage liability, among others.
Accruals for claims are recorded in the period when a loss from such claims is determined to be probable and estimable. These estimates are updated in future periods as information develops.
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
Stock-Based Compensation
The Compensation Committee of the Company's Board of Directors (Compensation Committee) has discretion to determine grantees, grant dates, amounts of grants, vesting and expiration dates for stock-based compensation awarded to the Company's employees under the Company's Fourth Amended and Restated 2004 Omnibus Incentive Plan (the Omnibus Plan). The Omnibus Plan permits the issuance of stock options, restricted stock, restricted stock units, deferred stock units and any other form of award established by the Compensation Committee, in each case consistent with the Omnibus Plan's purpose. Under the terms of the awards, equity grants for employees generally vest over three years, and equity grants for directors vest over their respective remaining terms as directors.
The grant date fair value of non-vested shares is recorded to compensation expense on a straight-line basis over the vesting period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model and compensation expense is recorded over the requisite service period on a straight-line basis. Two assumptions in the Black-Scholes pricing model require management judgment: the life of the option and the volatility of the stock price over the life of the option. The assumption for the life of the option is based on historical experience and is estimated for each grant. The assumption for the volatility of the stock is based on a combination of historical and implied volatility. The fair value of the Company's restricted stock, restricted stock units and the performance-based restricted stock units is based on the closing market price of the Company's Class A Common Stock on the date of grant. The Company accounts for forfeitures as they occur.
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
Providence and Worcester Railroad Company: On November 1, 2016, the Company completed the acquisition of 100% of the outstanding common stock of Providence and Worcester Railroad Company (Providence and Worcester Railroad) for $25.00 per share, or $126.2 million. The Company funded the acquisition with borrowings under the Company's Second Amended and Restated Senior Secured Syndicated Credit Facility Agreement, as amended (the Prior Credit Agreement). The results of operations from Providence and Worcester Railroad have been included in the Company's consolidated statements of operations since the acquisition date. The Company incurred $3.1 million of integration costs associated with Providence and Worcester Railroad during the year ended December 31, 2017, of which $2.7 million was included within labor and benefits expense primarily for severance costs and $0.4 million was included within other expenses in the Company's consolidated statement of operations.
Australian Operations
Glencore Rail (NSW) Pty Limited (GRail): On December 1, 2016, a subsidiary of the Company completed the acquisition of GRail for A$1.14 billion (or approximately $844.9 million at an exchange rate of $0.74 for one Australian dollar) and concurrently issued a 48.9% equity stake in GWAHLP, which is the holding entity for all of the Company’s Australian businesses, including GRail, to MIRA. The Company, through wholly-owned subsidiaries, retained a 51.1% ownership in GWAHLP. As the Company maintained control of its Australian Operations, it continues to consolidate 100% of the Company's Australian Operations in its financial statements and reports a noncontrolling interest for MIRA’s 48.9% equity ownership. The acquisition of GRail was funded through a combination of third-party debt and contributions from the Company and MIRA in the form of equity and partner loans.
The Company and MIRA contributed a combined A$1.3 billion in the form of cash, partner loans and contributed equity, and the Company's subsidiary, GWI Acquisitions Pty Ltd (GWIA), entered into a five-year A$690.0 million senior secured term loan facility that is non-recourse to the Company and to MIRA. The proceeds were used to acquire GRail for A$1.14 billion, repay Genesee & Wyoming Australia’s (GWA) existing A$250.0 million term loan (under the Company’s Prior Credit Agreement) and pay A$19.8 million in debt issuance costs and A$13.2 million of acquisition-related costs (collectively, the GRail Transactions).

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pro Forma Financial Results (Unaudited)
The following table summarizes the Company's unaudited pro forma operating results for the year ended December 31, 2016 as if the GRail Transactions had been consummated as of January 1, 2015. As such, these results include pro forma results from the GRail Transactions for the period from January 1, 2016 through November 30, 2016. The following pro forma financial information does not include the impact of any costs to integrate the operations or the impact of derivative instruments that the Company has entered into or may enter into to mitigate foreign currency or interest rate risk (dollars in thousands, except per share amounts):

2016
Operating revenues	$2,052,840
Net income attributable to Genesee & Wyoming Inc.	$136,559
Basic earnings per common share attributable to Genesee & Wyoming Inc. common stockholders	$2.38
Diluted earnings per common share attributable to Genesee & Wyoming Inc. common stockholders	$2.34
The unaudited pro forma operating results for the year ended December 31, 2016, includes the acquisition of GRail adjusted, net of tax, for depreciation and amortization expense resulting from the determination of fair values of the acquired property and equipment and amortizable intangible assets, the inclusion of interest expense related to borrowings used to fund the acquisition, the amortization of debt issuance costs related to the Australian Credit Agreement, noncontrolling interest related to MIRA's 48.9% ownership and the elimination of Australia's interest expense related to debt under the Prior Credit Agreement. Prior to the GRail acquisition, the Company's Australian subsidiary, Freightliner Australia Pty Ltd (FLA), provided rail operator services to GRail, which has been eliminated in the pro forma financial results. Since the pro forma financial results assume the acquisition was consummated on January 1, 2015, the unaudited pro forma operating results for the year ended December 31, 2016 excludes $16.3 million ($15.6 million, net of tax) of costs incurred by the Company during 2016 related to the GRail Transactions.
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
The pro forma financial information does not purport to be indicative of the results that actually would have been obtained had the GRail Transactions been completed as of January 1, 2015 and for the period presented are not intended to be a projection of future results or trends.
Arrium Limited: On April 7, 2016, GWA's customer, Arrium Limited (Arrium), announced it had entered into voluntary administration. As a result, during the first quarter of 2016, the Company recorded a $13.0 million non-cash charge related to the impairment of GWA's idle rolling-stock maintenance facility, which was recorded to net (gain)/loss on sale and impairment of assets within operating expenses, which represented the entire carrying value of these assets, and an allowance for doubtful accounts charge of $8.1 million associated with accounts receivable from Arrium, which was recorded to other expenses within operating expenses. Also, as a result of the voluntary administration, all payments to GWA associated with the rail haulage agreement for Arrium's Southern Iron mine ceased.
On August 31, 2017, Arrium was sold to GFG Alliance. The steel making business was rebranded as Liberty OneSteel and the mining business was rebranded as SIMEC Mining (SIMEC). Although the Southern Iron mine is still mothballed, GWA continues to provide services and receive payments under the rail haulage for SIMEC's Middleback Range operations. Pursuant to that rail haulage agreement, GWA serves several iron ore mines in the Middleback Range and the Whyalla steelworks operations.
In December 2017, the Company recovered $0.9 million of cash in relation to the Company's previous agreements with Arrium. During the year ended December 31, 2018, the Company recorded $7.3 million of gains on settlement from additional cash recoveries of pre-petition claims associated with Arrium, which were recognized as offsets to other expenses, net in the Company’s consolidated statement of operations.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.K./European Operations
U.K. Operations Optimization: In 2018, the Company reorganized its U.K. business into three service platforms: Rail (Intermodal and Heavy Haul), Road (former Freightliner and Pentalver road operations) and Terminals (former Freightliner and Pentalver terminals), with a single combined commercial organization responsible for selling all three services. The Company also announced a program to restructure and further optimize its operations in the U.K. that began in May 2018 and is intended to be completed by 2020. The program includes the rationalization of the locomotive and railcar fleet, management restructuring (following the U.K. consultative process), and technology investments to upgrade systems to enhance productivity and service quality.
Of the $52 million estimated total restructuring and related charges previously disclosed, approximately $20 million is now expected to be unnecessary due to contracted new business. Restructuring and related costs associated with the optimization are expected to be approximately $32 million (at an exchange rate of $1.30 for one British pound) and are comprised of the following, including the current estimate of the timing of the related charges, which is subject to change (dollars in thousands):

	Year Ended December 31, 2018	Estimated Total Restructuring and Related Costs
Rationalization of locomotive and railcar fleet	$6,301	$8,000
Management restructuring(a)	4,640	8,000
Productivity and automation investments	4,043	16,000
Total	$14,984	$32,000

(a)	Subject to requisite U.K. consultative process.
Restructuring and related activity for the U.K. Operations Optimization program for the year ended December 31, 2018 was as follows (dollars in thousands):

	Rationalization of Locomotive and Railcar Fleet	Management Restructuring	Productivity and Automation Investments	Total
Restructuring and related liability as of December 31, 2017	$—	$—	$—	$—
Restructuring and related costs incurred	6,301	4,640	4,043	14,984
Cash payments	(1,310)	(3,658)	(3,820)	(8,788)
Non-cash settlements	(897)	—	(223)	(1,120)
Restructuring and related liability as of December 31, 2018	$4,094	$982	$—	$5,076
Pentalver Transport Limited: On May 3, 2017, the Company's subsidiary, GWI UK Acquisition Company Limited, purchased for cash all of the issued share capital of Pentalver from a subsidiary of APM Terminals (a subsidiary of A P Møller-Maersk A/S) for £97.8 million (or $126.2 million at the exchange rate on May 3, 2017) or £77.5 million (or $100.1 million at the exchange rate on May 3, 2017) net of cash received of £20.2 million (or $26.1 million at the exchange rate on May 3, 2017) of cash received in connection with the sale. The Company funded the acquisition with borrowings under the Company's Prior Credit Agreement.
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

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Continental Europe Intermodal Business: The performance of ERS Railways B.V. (ERS), the Continental Europe intermodal business, which the Company acquired in 2015 with the Freightliner acquisition, reached unsustainable levels during 2016 and a restructuring plan was initiated. As a result of the ERS restructuring plan, the Company recorded impairment and related charges of $21.5 million in December 2016. These charges primarily included $14.5 million for an impairment of goodwill and $4.1 million for an impairment of a customer-related intangible asset, which were both recorded to net (gain)/loss on sale and impairment of assets within operating expenses, which represented the entire carrying value of these assets.
In 2017, the Company ceased all "open" train services from the port of Rotterdam and closed the ERS offices in Rotterdam and Frankfurt as well as the ERS customer services function in Warsaw. For the year ended December 31, 2017, the Company recorded $5.7 million of restructuring costs related to ERS, primarily for severance costs and costs associated with surplus locomotive and railcar leases.
On June 5, 2018, the Company finalized the sale of ERS for gross cash proceeds of €11.2 million (or $13.1 million at the exchange rate on June 5, 2018) or €6.8 million (or $7.9 million at the exchange rate on June 5, 2018) net of €4.4 million (or $5.2 million at the exchange rate on June 5, 2018) of cash on hand that transferred to the buyer. The sale resulted in a net loss of $1.4 million recognized in the Company’s consolidated statement of operations within other (loss)/income, net during the year ended December 31, 2018.
Restructuring of U.K. Coal Business: During 2016, due to a drastic decline in coal shipments, the Company implemented a restructuring of its U.K. coal business. The U.K. coal business, which the Company acquired as part of the Freightliner acquisition in 2015, was a relatively low-margin business, and the Company originally expected to cease coal shipments by 2022. The Company incurred charges related to the U.K. coal restructuring program of $14.7 million during the year ended December 31, 2016. These charges included $10.5 million associated with leased railcars that exceed the Company's expected ongoing needs and were permanently taken out of service, which was recorded to equipment rents within operating expenses, as well as $4.2 million of severance and related costs associated with restructuring the Company's workforce. During the year ended December 31, 2017, the Company recorded a reduction to equipment rents within operating expenses of $1.1 million associated with an adjustment to the liability recorded in 2016 for the leased railcars.
4. EARNINGS PER COMMON SHARE:
The following table sets forth the computation of basic and diluted earnings per share (EPS) attributable to Genesee & Wyoming Inc. common stockholders for the years ended December 31, 2018, 2017 and 2016 (in thousands, except per share amounts):

	2018	2017	2016
Numerators:
Net income attributable to Genesee & Wyoming Inc.	$244,418	$549,051	$141,137
Denominators:
Weighted average Class A common shares outstanding -Basic	59,745	61,579	57,324
Weighted average Class B common shares outstanding	644	735	790
Dilutive effect of employee stock-based awards	239	150	142
Weighted average shares - Diluted	60,628	62,464	58,256
Earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:
Basic earnings per common share	$4.09	$8.92	$2.46
Diluted earnings per common share	$4.03	$8.79	$2.42

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The following total number of shares of Class A Common Stock issuable under the assumed exercises and lapse of stock-based awards computed based on the treasury stock method were excluded from the calculation of diluted EPS attributable to Genesee & Wyoming Inc. common stockholders, as the effect of including these shares would have been anti-dilutive (in thousands):

	2018	2017	2016
Anti-dilutive shares	1,035	1,130	1,185
Common Stock
The authorized capital stock of the Company consists of two classes of common stock designated as Class A Common Stock and Class B Common Stock. The holders of Class A Common Stock and Class B Common Stock are entitled to one vote and ten votes per share, respectively. Each share of Class B Common Stock is convertible into one share of Class A Common Stock at any time at the option of the holder, subject to the provisions of the Class B Stockholders' Agreement dated as of May 20, 1996. In addition, pursuant to the Class B Stockholders' Agreement, certain transfers of the Class B Common Stock, including transfers to persons other than the Company's executive officers, will result in automatic conversion of Class B Common Stock into shares of Class A Common Stock. Holders of Class A Common Stock and Class B Common Stock shall have identical rights in the event of liquidation.
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
Share Repurchases
In September 2015, the Company's Board of Directors (the Board) authorized the repurchase of up to $300 million of the Company's Class A Common Stock, subject to certain limitations under the Company's credit facility. See Note 8, Long-Term Debt, for additional information regarding the Company's credit facility. The Company began purchasing shares under this plan during 2018 and completed the $300 million share repurchase program in October 2018. The table below presents information regarding shares repurchased by the Company under the $300 million share repurchase program during the year ended December 31, 2018 (in thousands, except for per share amounts):

2018
Class A Common Stock repurchased	3,910
Average price paid per share of Class A Common Stock repurchased	$76.70
Shares excluded from weighted-average basic shares outstanding	2,242
In October 2018, the Board authorized a new $500 million repurchase plan of Class A Common Stock, subject to certain limitations under the Company's credit facility. The table below presents information regarding shares repurchased by the Company under the $500 million share repurchase program during the year ended December 31, 2018 (in thousands, except for per share amounts):

2018
Class A Common Stock repurchased	2,080
Average price paid per share of Class A Common Stock repurchased	$77.03
Shares excluded from weighted-average basic shares outstanding	125

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Repurchased shares are recorded in treasury stock, at cost, which includes any applicable commissions and fees. As of December 31, 2018, the remaining amount authorized for repurchase under the $500 million share repurchase plan was $340 million.
Sales of Unregistered Securities
On November 22, 2017, the Company issued 238,201 shares of its Class A Common Stock upon buyout of its deferred consideration agreements with certain former management shareholders of Freightliner. The issuance was exempt from registration pursuant to Regulation S under the Securities Act of 1933, as amended (the Act). These shares are restricted from trading by contract and are subject to the holding periods required by Rule 144 under the Act. The Company did not receive any cash proceeds from the issuance of these shares. See Note 10, Fair Value of Financial Instruments, for additional information regarding the buyout of the Freightliner deferred consideration agreements.
Offerings
On December 13, 2016, the Company completed a public offering of 4,000,000 shares of Class A Common Stock at $75.00 per share. The Company received net proceeds of $285.8 million after deducting underwriting discounts and commissions and offering expenses from the sale of its Class A Common Stock. The Company's basic shares outstanding for the year ended December 31, 2016 included weighted average shares of 131,148, as a result of the public offering of Class A Common Stock. The Company used the net proceeds from the offering to partially fund the acquisition of Pentalver and to repay indebtedness.
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
Accounts receivable consisted of the following at December 31, 2018 and 2017 (dollars in thousands):

	2018	2017
Accounts receivable - trade	$397,255	$401,723
Accounts receivable - grants from outside parties	19,376	17,734
Accounts receivable - insurance and other third-party claims	19,729	10,753
Total accounts receivable	436,360	430,210
Allowance for doubtful accounts	(10,055)	(13,505)
Accounts receivable, net	$426,305	$416,705
Grants from Outside Parties
The Company periodically receives grants for the upgrade and construction of rail lines and upgrades of locomotives from federal, provincial, state and local agencies in the United States and provinces in Canada in which the Company operates. These grants typically reimburse the Company for 50% to 100% of the actual cost of specific projects. In total, the Company received grant proceeds of $20.5 million, $20.2 million and $36.1 million for the years ended December 31, 2018, 2017 and 2016, respectively, from such grant programs. The proceeds were presented as cash inflows from investing activities within the statement of cash flows for each of the applicable periods.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

None of the Company's grants represents a future liability of the Company unless the Company abandons the rehabilitated or new track structure within a specified period of time or fails to maintain the upgraded or new track to certain standards, fails to make certain minimum capital improvements or ceases use of the locomotives within the specified geographic area and time period, in each case, as defined in the applicable grant agreement. As the Company intends to comply with the requirements of these agreements, the Company has recorded additions to track property and locomotives and has deferred the amount of the grants. The amortization of deferred grants is recognized as a non-cash offset to depreciation expense over the useful lives of the related assets.
The following table sets forth the offset to depreciation expense from the amortization of deferred grants recorded by the Company during the years ended December 31, 2018, 2017 and 2016 (dollars in thousands):

	2018	2017	2016
Amortization of deferred grants	$12,008	$12,356	$13,465
Insurance and Third-Party Claims
Accounts receivable from insurance and other third-party claims at December 31, 2018 included $8.7 million from the Company's U.K./European Operations, $7.2 million from the Company's North American Operations and $3.8 million from the Company's Australian Operations. The balance from the Company's U.K./European Operations resulted primarily from the Company's anticipated insurance recoveries associated with a personal injury that occurred in the U.K. in 2016 and a motor vehicle accident that occurred in the U.K. in 2018. The balance from the Company's North American Operations resulted predominately from the Company's anticipated insurance recoveries associated with a bridge washout in Canada in January 2018 and property damage caused by Hurricane Michael in the southern United States in October 2018. The balance from the Company's Australian Operations resulted primarily from the Company's anticipated insurance recoveries associated with a fire in 2011 that occurred on a railway line operated by GWA. The Company received proceeds from insurance totaling $3.0 million, $1.6 million and $15.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Allowance for Doubtful Accounts
Activity in the Company's allowance for doubtful accounts for the years ended December 31, 2018, 2017 and 2016 was as follows (dollars in thousands):

	2018	2017	2016
Balance, beginning of year	$13,505	$12,070	$6,213
Provisions	6,681	7,752	19,655
Charges	(10,131)	(6,317)	(13,798)
Balance, end of year	$10,055	$13,505	$12,070
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

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's business is subject to credit risk. There is a risk that a customer or counterparty will fail to meet its obligations when due. Customers and counterparties who owe the Company money have defaulted and may continue to default on their obligations to the Company due to bankruptcy, lack of liquidity, operational failure or other reasons. For interline traffic, one railroad typically invoices a customer on behalf of all railroads participating in the route directed by the customer and pays the other railroads their portion of the total amount invoiced. When the Company is the invoicing railroad, it is exposed to customer credit risk for the total amount invoiced and is required to pay the other railroads participating in the route even if the Company is not paid by the customer. Although the Company has procedures for reviewing its receivables and credit exposures to specific customers and counterparties to address present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee. Some of the Company's risk management methods depend upon the evaluation of information regarding markets, customers or other matters that are not publicly available or otherwise accessible by the Company and this information may not, in all cases, be accurate, complete, up-to-date or properly evaluated. As a result, unexpected credit exposures could adversely affect the Company's consolidated results of operations, financial condition and liquidity.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. PROPERTY AND EQUIPMENT AND LEASES:
Property and Equipment
Major classifications of property and equipment as of December 31, 2018 and 2017 were as follows (dollars in thousands):

	2018
	Gross Book Value	Accumulated Depreciation	Net Book Value
Property:
Land and land improvements	$742,417	$—	$742,417
Buildings and leasehold improvements	245,400	(74,595)	170,805
Bridges/tunnels/culverts	749,395	(139,957)	609,438
Track property	2,868,568	(641,739)	2,226,829
Total property	4,605,780	(856,291)	3,749,489
Equipment:
Computer equipment	23,310	(17,811)	5,499
Locomotives and railcars	1,011,879	(328,070)	683,809
Vehicles and mobile equipment	81,433	(56,178)	25,255
Signals and crossing equipment	75,886	(46,583)	29,303
Track equipment	66,069	(23,238)	42,831
Other equipment	87,537	(43,353)	44,184
Total equipment	1,346,114	(515,233)	830,881
Construction-in-process	32,644	—	32,644
Total property and equipment	$5,984,538	$(1,371,524)	$4,613,014

	2017
	Gross Book Value	Accumulated Depreciation	Net Book Value
Property:
Land and land improvements	$755,234	$—	$755,234
Buildings and leasehold improvements	257,173	(59,611)	197,562
Bridges/tunnels/culverts	718,001	(122,380)	595,621
Track property	2,792,529	(568,954)	2,223,575
Total property	4,522,937	(750,945)	3,771,992
Equipment:
Computer equipment	24,070	(17,852)	6,218
Locomotives and railcars	993,872	(290,796)	703,076
Vehicles and mobile equipment	77,928	(48,147)	29,781
Signals and crossing equipment	75,460	(42,079)	33,381
Track equipment	55,046	(18,873)	36,173
Other equipment	77,271	(37,874)	39,397
Total equipment	1,303,647	(455,621)	848,026
Construction-in-process	36,903	—	36,903
Total property and equipment	$5,863,487	$(1,206,566)	$4,656,921

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Construction-in-process consisted primarily of costs associated with equipment purchases and track and equipment upgrades. Major classifications of construction-in-process as of December 31, 2018 and 2017 were as follows (dollars in thousands):

	2018	2017
Property:
Buildings and leasehold improvements	$5,398	$4,209
Bridges/tunnels/culverts	—	1,000
Track property	3,835	5,504
Equipment:
Locomotives and railcars	17,759	18,397
Other equipment	5,652	7,793
Total construction-in-process	$32,644	$36,903
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
The Company depreciates its property and equipment using the straight-line method over the useful lives of the property and equipment. The following table sets forth the estimated useful lives of the Company's major classes of property and equipment:

	Estimated Useful Life (in Years)
	Minimum	Maximum
Property:
Buildings and leasehold improvements (subject to term of lease)	2	40
Bridges/tunnels/culverts	20	50
Track property	3	50

Equipment:
Computer equipment	3	10
Locomotives and railcars	2	30
Vehicles and mobile equipment	2	15
Signals and crossing equipment	5	20
Track equipment	2	20
Other equipment	2	20
Depreciation expense for the years ended December 31, 2018, 2017 and 2016 totaled $206.7 million, $192.9 million and $172.3 million, respectively.
In December 2017, the Company recorded a $5.9 million non-cash charge related to the impairment of track assets on idle branch lines in South Australia, which was recorded to net (gain)/loss on sale and impairment of assets within operating expenses within the Company's Australian Operations segment.
The Company's Third Amended and Restated Senior Secured Syndicated Credit Facility Agreement (the Credit Agreement) is collateralized by a substantial portion of the Company's real and personal property assets of its domestic subsidiaries that have guaranteed the United States obligations under the Credit Agreement and a substantial portion of the personal property assets of its foreign subsidiaries that have guaranteed the foreign obligations under the Credit Agreement. See Note 8, Long-Term Debt, for more information on the Company's Credit Agreement.

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
The number of railcars and locomotives leased by the Company as of December 31, 2018, 2017 and 2016 was as follows:

	2018	2017	2016
Railcars	21,320	21,669	20,738
Locomotives	191	198	309
The Company's operating lease expense for equipment and real property leases and expense for the use of other railroad and other third parties' track for the years ended December 31, 2018, 2017 and 2016 was as follows (dollars in thousands):

	2018	2017	2016
Equipment	$79,632	$80,759	$91,537
Real property	$19,187	$17,268	$14,291
Trackage rights	$87,743	$87,490	$87,194
For the year ended December 31, 2016, the Company incurred $10.5 million of charges associated with leased coal railcars in the U.K. that exceed the Company's expected ongoing needs and were therefore considered permanently taken out of service. See Note 3, Changes in Operations, for additional information regarding the U.K. coal business.
The Company is a party to several lease agreements with Class I carriers and other third parties to operate over various rail lines in North America, with varied expirations. Certain of these lease agreements have annual lease payments, which are included in the operating lease section of the schedule of future minimum lease payments shown below as well as the trackage rights expense in the table above. Revenues from railroads that the Company leases from Class I carriers and other third parties that are subject to expiration within the next 10 years accounted for approximately 9.6% of the Company's 2018 total operating revenues. Leases from Class I railroads and other third parties that are subject to expiration in each of the next ten years represent 3% or less of the Company's annual revenues in the year of expiration based on the Company's operating revenues for the year ended December 31, 2018. For example, the Company's revenues associated with leases from Class I railroads and other third parties subject to expiration in each of the next five years (2019 - 2023) would represent approximately 1.2%, 0.0%, 0.5%, 1.0% and 1.2% of the Company's operating revenues in each of those years, respectively, based on the Company's operating revenues for the year ended December 31, 2018. A portion of the leases subject to expiration in 2019 were scheduled to expire in 2018 and are currently operating on a month-to-month basis (while lease negotiations continue).
The Company's capital leased assets primarily consist of locomotives and railcars. The amortization of capital leased assets is included within the Company's depreciation expense. The following is a summary of future minimum lease payments under capital leases and operating leases as of December 31, 2018 (dollars in thousands):

	Capital	Operating	Total
2019	$11,405	$82,191	$93,596
2020	17,261	63,062	80,323
2021	8,668	54,305	62,973
2022	9,625	44,739	54,364
2023	10,780	35,919	46,699
Thereafter	13,988	383,739	397,727
Total minimum payments	$71,727	$663,955	$735,682

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. INTANGIBLE ASSETS AND GOODWILL:
Intangible Assets
Intangible assets as of December 31, 2018 and 2017 were as follows (dollars in thousands):

	2018			Weighted Average Amortization Period (in Years)
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangible assets:
Amortizable intangible assets:
Customer contracts and relationships	$740,020	$(129,833)	$610,187	24
Operational network rights	466,906	(18,262)	448,644	92
Track access agreements	428,617	(68,944)	359,673	44
Trade names/trademarks	12,368	(1,164)	11,204	40
Favorable operating leases	2,299	(1,925)	374	5
Total amortizable intangible assets	$1,650,210	$(220,128)	$1,430,082	47
Non-amortizable intangible assets:
Operating license			115
Total intangible assets, net			$1,430,197

	2017			Weighted Average Amortization Period (in Years)
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangible assets:
Amortizable intangible assets:
Customer contracts and relationships	$796,354	$(100,621)	$695,733	24
Operational network rights	$495,088	$(13,260)	$481,828	92
Track access agreements	467,098	(91,059)	376,039	41
Trade names/trademarks	13,296	(919)	12,377	40
Favorable operating leases	2,441	(1,500)	941	5
Total amortizable intangible assets	$1,774,277	$(207,359)	$1,566,918	46
Non-amortizable intangible assets:
Operating license			120
Total intangible assets, net			$1,567,038

The Company expenses costs incurred to renew or extend the term of its track access agreements.
During the year ended December 31, 2018, the Company reduced both the gross carrying amount and the accumulated amortization of intangible assets by $33.7 million for a track access agreement related to a lease in Canada that expired during the fourth quarter of 2018.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2018, 2017 and 2016, the aggregate amortization expense associated with intangible assets was $56.5 million, $57.6 million and $32.9 million, respectively. The Company estimates the future aggregate amortization expense related to its intangible assets as of December 31, 2018 will be as follows for the periods presented (dollars in thousands):

Amount
2019	$50,088
2020	49,867
2021	49,660
2022	49,576
2023	49,576
Thereafter	1,181,315
Total	$1,430,082
Goodwill
The changes in the carrying amount of goodwill for the years ended December 31, 2018 and 2017 were as follows (dollars in thousands):

	North American Operations	Australian Operations	U.K./European Operations (a)	Total Operations
Balance as of January 1, 2018:
Goodwill, gross	$638,010	$367,368	$174,691	$1,180,069
Accumulated impairment losses	—	—	(14,482)	(14,482)
Goodwill	$638,010	$367,368	$160,209	$1,165,587
Changes during the period:
Goodwill acquired	—	—	—	—
Acquisition accounting adjustments	(933)	—	(1,536)	(2,469)
Currency translation adjustment	(1,917)	(36,107)	(9,245)	(47,269)
Balance as of December 31, 2018:
Goodwill, gross	$635,160	$331,261	$149,428	$1,115,849
Accumulated impairment losses	—	—	—	—
Goodwill	$635,160	$331,261	$149,428	$1,115,849

(a)
The accumulated impairment losses recorded in 2016 resulted from the write-off of goodwill ascribed to ERS. On June 5, 2018, the Company sold ERS which resulted in the elimination of $14.5 million of goodwill on a gross basis as well as the associated $14.5 million accumulated impairment loss within the U.K./European Operations segment. See Note 3, Changes in Operations, for additional information regarding ERS.

	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Balance as of January 1, 2017:
Goodwill, gross	$632,937	$339,865	$167,276	$1,140,078
Accumulated impairment losses	—	—	(14,482)	(14,482)
Goodwill	632,937	339,865	152,794	1,125,596
Changes during the period:
Goodwill acquired	4,083	—	11,096	15,179
Acquisition accounting adjustments	(650)	—	(21,765)	(22,415)
Currency translation adjustment	1,640	27,503	18,084	47,227
Balance as of December 31, 2017:
Goodwill, gross	$638,010	$367,368	$174,691	$1,180,069
Accumulated impairment losses	—	—	(14,482)	(14,482)
Goodwill	$638,010	$367,368	$160,209	$1,165,587

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The acquired goodwill for the year ended December 31, 2017 was related to the acquisitions of Pentalver in the U.K./European Operations segment and HOG in the North American Operations segment. The acquisition accounting adjustments for the year ended December 31, 2017 related to the correction of the following two errors in accounting for the acquisition of Freightliner, both of which only impacted the consolidated balance sheet. (1) The tax basis in assets acquired at the date of acquisition was £43.8 million greater than the amount the Company used to determine deferred taxes, which resulted in a decrease of $10.4 million in goodwill and a decrease of $10.4 million in deferred tax liabilities. (2) An additional asset for maintenance deposits associated with acquired locomotive operating leases existed at the acquisition date but was not previously recognized, which resulted in an increase to other assets of $13.6 million, a decrease in goodwill of $11.3 million and an increase in deferred tax liabilities of $2.3 million. The Company does not consider these adjustments material to its consolidated financial statements taken as a whole, and as such, prior periods were not restated or retroactively adjusted.
In 2018, the Company assessed qualitative risk factors for all reporting units to which goodwill is allocated to determine whether it was more likely than not that the fair value of each reporting unit was less than its carrying amount. Qualitative factors considered include relevant events and circumstances that affect the fair value of reporting units. The Company assessed these qualitative factors to determine whether it was necessary to perform the quantitative impairment test. This quantitative test is required only if the Company concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying amount.
No impairment was recognized for the years ended December 31, 2018 and 2017, as a result of the Company's annual impairment assessment. In 2016, in conjunction with the Company's annual impairment assessment of goodwill combined with previously discussed efforts to address challenges with the Company's Continental Europe intermodal business, ERS, the Company recorded an impairment of goodwill of $14.5 million. See Note 3, Changes in Operations, for additional information regarding ERS.
8. LONG-TERM DEBT:
Long-term debt consisted of the following as of December 31, 2018 and 2017 (dollars in thousands):

	2018	2017
Credit Agreement and Prior Credit Agreement with variable interest rates (weighted average of 3.70% and 2.82% before impact of interest rate swaps at December 31, 2018 and 2017, respectively) due 2023	$1,783,423	$1,567,882
Australian Credit Agreement with variable interest rates (weighted average of 4.56% and 4.28% before impact of interest rate swaps at December 31, 2018 and 2017, respectively) due 2021	458,166	525,101
MIRA Partner Loan Agreement (6.72% and 6.50% interest rate at December 31, 2018 and 2017, respectively) due 2026	167,796	186,085
Other debt and capital leases	64,261	77,402
Less: Unamortized debt issuance costs long-term	(20,108)	(25,175)
Total debt	2,453,538	2,331,295
Less: current portion, net of unamortized debt issuance costs	28,303	27,853
Long-term debt, less current portion	$2,425,235	$2,303,442
Credit Agreement
On June 5, 2018, the Company entered into the Credit Agreement. At closing, the credit facilities under the Credit Agreement were comprised of a $1,423.0 million United States term loan, a £272.9 million (or $365.2 million at the exchange rate on June 5, 2018) U.K. term loan and a $625.0 million revolving credit facility. The revolving credit facility includes borrowing capacity for letters of credit and swingline loans. The amendment also extended the maturity date of the Company's credit facilities to June 5, 2023.
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

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to paying interest on any outstanding borrowing under the Credit Agreement, the Company is required to pay a commitment fee related to the unutilized portion of the commitments under the revolving credit facility. The commitment fee ranges from 0.20% to 0.30% depending on the Company's total leverage ratio as defined in the Credit Agreement.
During the year ended December 31, 2018, the Company made prepayments of $120.0 million on its United States term loan and £25.0 million (or $32.8 million at the exchange rate at the time the payments were made) on its U.K. term loan, which were applied towards its future quarterly installments. As of December 31, 2018, the Company had the following amounts of term loans outstanding under the Credit Agreement (amounts in thousands, except percentages):

	Local Currency	United States Dollar Equivalent	Interest Rate
United States dollar	$1,303,000	$1,303,000	4.02%
British pound	£247,932	$316,287	2.23%
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
The Company's availability to draw from the unused borrowing capacity is subject to covenant limitations as discussed below. As of December 31, 2018, the Company had the following unused borrowing capacity under its revolving credit facility (amounts in thousands):

2018
Total available borrowing capacity	$625,000
Outstanding revolving loans	$164,136
Outstanding letter of credit guarantees	$2,606
Unused borrowing capacity	$458,258
As of December 31, 2018, the Company had the following outstanding revolving loans under its revolving credit facility (amounts in thousands, except percentages):

	Local Currency	United States Dollar Equivalent	Interest Rate
Unites States dollar (revolver)	$135,000	$135,000	4.02%
United States dollar (swingline loan)	$10,000	$10,000	6.00%
British pound (revolver)	£15,000	$19,136	2.23%

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Credit Agreement contains a number of customary affirmative and negative covenants with respect to which the Company must maintain compliance. Those covenants, among other things, limit or prohibit the Company's ability, subject to certain exceptions, to incur additional indebtedness; create liens; make investments; pay dividends on capital stock; consolidate or merge or make acquisitions or dispose of assets; enter into sale and leaseback transactions; engage in any business unrelated to the business currently conducted by the Company; sell or issue capital stock of certain of the Company's restricted subsidiaries; change the Company's fiscal year; enter into certain agreements containing negative pledges and upstream limitations and engage in certain transactions with affiliates.
The Credit Agreement permits the Company to repurchase an unlimited amount of shares of the Company’s Class A Common Stock if the Company’s total leverage ratio after giving effect to such repurchases on a pro forma basis would be less than 3.25 to 1.00, subject to certain other restrictions and limitations. If the Company’s total leverage ratio after giving effect to such repurchases on a pro forma basis would exceed 3.25 to 1.00, the Company may, subject to certain limitations, repurchase shares of the Company’s Class A Common Stock with a value of up to the sum of $500 million, if the Company maintains at least $100 million of liquidity. See Note 4, Earnings Per Common Share, for additional information regarding the Company's common share repurchases.
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
Under the Credit Agreement, the Company is required to comply with specified maximum senior secured leverage ratios. The maximum senior secured leverage ratio is set at 4.25 to 1.00 through June 30, 2019, and then, except as described below, decreases to 4.00 to 1.00 for all periods thereafter, subject, if applicable, to netting of certain cash and cash equivalents of the Company. Following acquisitions by the Company in excess of $500 million, subject to certain limitations, the senior secured leverage ratio will be set at a level of 4.50 to 1.00 for the four fiscal quarters immediately following the date of such applicable acquisition.
In addition, the Credit Agreement contains a maximum total leverage ratio and a minimum interest coverage ratio. The maximum total leverage ratio is 4.50 to 1.00, and the minimum interest coverage ratio is 3.50 to 1.00 for the term of the Credit Agreement.
As of December 31, 2018, the Company was in compliance with the covenants under the Credit Agreement.
Prior Credit Agreement
In December 2016, the Company amended the Second Amended and Restated Senior Secured Syndicated Credit Facility Agreement (the Prior Credit Agreement), which included a $1,782.0 million United States term loan, a £101.7 million (or $152.2 million at the exchange rate on March 20, 2015) U.K. term loan and a $625.0 million revolving credit facility. The revolving credit facility includes borrowing capacity for letters of credit and swingline loans. Each of these credit facilities had a maturity date of March 31, 2020.
During the year ended December 31, 2017, the Company made scheduled quarterly principal payments under its prior credit agreement of $5.2 million on its United States term loan and £5.1 million (or $6.7 million at the exchange rate on the dates the payments were made) on its U.K. term loan. During the year ended December 31, 2017, the Company also made prepayments on its United States term loan of $209.8 million.
Australian Credit Agreement
For the benefit of the Company's Australian business, GWIA entered into a syndicated facility agreement on November 28, 2016 (the Australian Credit Agreement) for A$690.0 million (or $511.4 million at the exchange rate on November 28, 2016) in senior secured term loan facilities and A$50.0 million (or $37.1 million at the exchange rate on November 28, 2016) in the form of a revolving credit facility. The term loan facilities are comprised of Tranche A1 amortizing term loan for A$130.0 million (or $96.3 million at the exchange rate on November 28, 2016) and Tranche A2 for A$560.0 million (or $415.0 million at the exchange rate on November 28, 2016), both repayable on the December 1, 2021 maturity date of the Australian Credit Agreement.

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
 During the year ended December 31, 2018, the Company made scheduled quarterly principal payments of A$21.8 million (or $16.1 million at the exchange rates on the dates the payment were made). As of December 31, 2018, the Company had A$650.3 million (or $458.2 million at the exchange rate on December 31, 2018) outstanding on its Australian Credit Agreement.
The loan began to amortize in quarterly installments commencing during the three months ended March 31, 2017, with the remaining principal balance payable upon maturity, as set forth below (amounts in thousands):

Quarterly Periods Ending	Principal Amount Due on Each Payment Date
March 31, 2019 through December 31, 2019	A$	5,437
March 31, 2020 through December 1, 2021	A$	8,563
Maturity date - December 1, 2021	A$	560,000
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

Calculation date falling in the following period	Leverage Ratio
December 31, 2018	4.75 to 1.00
January 1, 2019 through December 31, 2020	4.50 to 1.00
January 1, 2021 through December 1, 2021	4.25 to 1.00
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
GWIA's availability to draw from the unused borrowing capacity is subject to covenant limitations as discussed below. As of December 31, 2018, GWIA had the following unused borrowing capacity under its revolving credit facility (amounts in thousands):

	2018
Total available borrowing capacity	A$	50,000
Outstanding letter of credit guarantees	A$	3,654
Unused borrowing capacity	A$	46,346

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
The interest on the Partner Loan Agreement is calculated using BBR plus a 4.5% margin for each six-month period on June 30 and December 31 of each year. BBR is the Bankers Buyers Rate, which the Company believes is generally considered analogous with BBSY.
In addition to paying interest on the outstanding borrowings under the Partner Loan Agreement, the Australia Partnership is required to pay a commitment fee equal to 2.75% of the original loan amount. The commitment fee is prepaid annually on December 31 of each year.
Non-Interest Bearing Loan
In 2010, as part of the acquisition of FreightLink Pty Ltd, Asia Pacific Transport Pty Ltd and related corporate entities (the FreightLink Acquisition), the Company assumed debt with a carrying value of A$1.8 million (or $1.7 million at the exchange rate on December 1, 2010), which represented the fair value of an A$50.0 million (or $48.2 million at the exchange rate on December 1, 2010) non-interest bearing loan due in 2054. As of December 31, 2018, the carrying value of the loan was A$3.3 million (or $2.4 million at the exchange rate on December 31, 2018) with a non-cash imputed interest rate of 8.0%.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Schedule of Future Payments of Long-term Debt Including Capital Leases
The following is a summary of the maturities of the Company's long-term debt, including capital leases, as of December 31, 2018 (dollars in thousands):

Amount
2019	$36,731
2020	110,897
2021	121,360
2022	494,533
2023	1,537,084
Thereafter(a)	215,699
Total	$2,516,304
(a) Includes the A$50.0 million (or $35.2 million at the exchange rate on December 31, 2018) non-interest bearing loan due in 2054 assumed in the FreightLink Acquisition with a carrying value of A$3.3 million (or $2.4 million at the exchange rate on December 31, 2018).
Debt Issuance Costs
Debt issuance costs as of December 31, 2018 and 2017 were as follows (dollars in thousands):

	2018	2017
Debt issuance costs, gross	$27,668	$43,950
Accumulated amortization	(7,560)	(18,775)
Debt issuance costs, net	$20,108	$25,175
Weighted average amortization period (in years)	3.2	2.5
For the years ended December 31, 2018, 2017 and 2016, the Company amortized $9.3 million, $9.3 million and $7.7 million, respectively, of unamortized debt issuance costs as an adjustment to interest expense. Unamortized debt issuance costs are amortized as an adjustment to interest expense over the terms of the related debt using the effective-interest method for the term debt and the straight-line method for the revolving credit facility portion of debt. The 2018 amortization amount included a $2.2 million write-off of unamortized deferred financing fees associated with the modification of the Prior Credit Agreement. For the year ended December 31, 2018, the Company deferred $5.8 million of costs associated with the Credit Agreement.
As of December 31, 2018, the Company estimated the future interest expense related to amortization of its unamortized debt issuance costs will be as follows for the periods presented (dollars in thousands):

Amount
2019	$5,615
2020	5,495
2021	5,264
2022	2,643
2023	1,091
Total	$20,108
9. DERIVATIVE FINANCIAL INSTRUMENTS:
On January 1, 2018, the Company adopted ASU 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities, which expands and refines the hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The amendment also includes certain improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The adoption of this guidance amended the Company's accounting for cross-currency swaps whereby interest expense accruals previously presented in an interest expense line item are presented as a gain/(loss) on currency conversion within other (loss)/income, net in the non-operating section of the consolidated statement of operations. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.
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
The Company may designate derivatives as a hedge of a forecasted transaction or a hedge of the variability of the cash flows to be received or paid in the future related to a recognized asset or liability (cash flow hedge). The portion of the changes in the fair value of the derivative used as a cash flow hedge that is offset by changes in the expected cash flows related to a recognized asset or liability is recorded in other comprehensive income. As the hedged item is realized, the gain or loss included in accumulated other comprehensive income/(loss) is reported in the consolidated statements of operations on the same line item as the hedged item.
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

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the terms of the Company's outstanding interest rate swap agreements entered into to manage the Company's exposure to changes in interest rates on its variable rate debt (amounts in thousands):

		Notional Amount
Effective Date	Expiration Date	Date	Amount		Pay Fixed Rate	Receive Variable Rate
12/1/2016	12/1/2021	12/1/2021	A$	372,600	2.44%	AUD-BBR
12/1/2016	12/1/2021	12/1/2021	A$	110,745	2.44%	AUD-BBR
12/1/2016	12/1/2021	12/1/2021	A$	34,155	2.44%	AUD-BBR
8/31/2018	8/31/2021	8/31/2021		$100,000	2.70%	1-month LIBOR
8/31/2018	8/31/2021	8/31/2021		$100,000	2.71%	1-month LIBOR
8/31/2018	8/31/2048	8/31/2048		$100,000	2.84%	1-month LIBOR
8/31/2018	8/31/2048	8/31/2048		$100,000	2.87%	1-month LIBOR
8/31/2018	8/31/2048	8/31/2048		$100,000	2.84%	1-month LIBOR
During the year ended December 31, 2018, the Company entered into multiple 30-year interest rate swap agreements to manage the exposure to changes in interest rates on the Company's variable rate debt. The swaps have a mandatory termination feature on August 31, 2023. These 30-year swaps qualify for hedge accounting. In addition, it remains probable that the Company will either issue $300.0 million of fixed-rate debt or have $300.0 million of variable-rate debt under the Company's commercial banking lines throughout the term of the outstanding swap agreements. The Company expects to amortize any gains or losses on the settlements over the life of the respective swap.
The following table summarizes the Company's interest rate swap agreements that were settled during the year ended December 31, 2018 (dollars in thousands):

		Notional Amount			Receive Variable Rate
Effective Date	Settlement Date	Date	Amount	Paid Fixed Rate
9/30/2016	8/15/2018	9/30/2026	$100,000	2.76%	1-month LIBOR
9/30/2016	8/15/2018	9/30/2026	$100,000	2.74%	1-month LIBOR
9/30/2016	8/15/2018	9/30/2026	$100,000	2.73%	1-month LIBOR
During the years ended December 31, 2018, 2017 and 2016, existing net losses associated with the Company's interest rate swaps of $1.2 million, $2.1 million and $2.1 million, respectively, were realized and recorded as interest expense in the consolidated statements of operations. Based on the Company's fair value assumptions as of December 31, 2018, it expects to realize $2.0 million of existing net losses that are reported in AOCL into earnings within the next 12 months. See Note 16, Accumulated Other Comprehensive Loss, for additional information regarding the Company's cash flow hedges.
Foreign Currency Exchange Rate Risk
As of December 31, 2018, the Company's foreign subsidiaries had United States dollar equivalent of $1.0 billion of third-party debt, including capital leases, denominated in the local currencies in which the Company's foreign subsidiaries operate, including the Australian dollar, the British pound, the Canadian dollar and the Euro. This includes an A$50.0 million (or $35.2 million at the exchange rate on December 31, 2018) non-interest bearing loan due in 2054 assumed in the FreightLink Acquisition with a carrying value of A$3.3 million (or $2.4 million at the exchange rate on December 31, 2018). The debt service obligations associated with the Company's foreign currency debt are generally funded directly from those foreign operations. As a result, foreign currency risk related to this portion of the Company's debt service payments is limited. However, in the event the foreign currency debt service is not paid by the Company's foreign subsidiaries and is paid by United States subsidiaries, the Company may face exchange rate risk if the Australian dollar, the British pound, the Canadian dollar or the Euro were to appreciate relative to the United States dollar and require higher United States dollar equivalent cash.

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
The following table summarizes the Company's foreign currency forward contracts that were settled during the year ended December 31, 2018 (dollars in thousands):

Effective Date	Settlement Date	Notional Amount	Exchange Rate (AUD to USD)
4/18/2018	7/5/2018	$5,379	0.78
5/2/2018	11/5/2018	$4,315	0.75
5/2/2018	12/21/2018	$5,753	0.75
During the year ended December 31, 2018, $0.8 million of net gains were realized upon settlement of the contracts and recorded within other (loss)/income, net in the consolidated statements of operations.
On March 25, 2015, the Company closed on the Freightliner acquisition and paid cash consideration for the acquisition of £492.1 million (or $733.0 million at the exchange rate on March 25, 2015). The Company financed the acquisition through a combination of available cash and borrowings under the Company's Prior Credit Agreement. A portion of the funds were transferred from the United States to the U.K. through an intercompany loan with a notional amount of £120.0 million (or $181.0 million at the exchange rate on the effective date of the loan) and accumulated accrued interest as of December 31, 2018 of £30.4 million (or $38.8 million at the exchange rate on December 31, 2018), each of which are expected to remain until maturity of the loan. To mitigate the foreign currency exchange rate risk related to this non-functional currency intercompany loan and the related interest, the Company entered into British pound forward contracts, which are accounted for as cash flow hedges.
During the years ended December 31, 2018, 2017 and 2016, $0.7 million, $0.6 million and $0.8 million, respectively, of net gains were recorded as interest income in the consolidated statements of operations. Based on the Company's fair value assumptions as of December 31, 2018, it expects to realize $0.8 million of existing net gains that are reported in AOCL into earnings within the next 12 months. See Note 16, Accumulated Other Comprehensive Loss, for additional information regarding the Company's cash flow hedges.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company's outstanding British pound forward contracts (British pounds in thousands):

Effective Date	Settlement Date	Notional Amount	Exchange Rate (GBP to USD)
3/25/2015	3/31/2020	£60,000	1.51
3/25/2015	3/31/2020	£60,000	1.50
6/30/2015	3/31/2020	£2,035	1.57
9/30/2015	3/31/2020	£1,846	1.51
12/31/2015	3/31/2020	£1,873	1.48
3/31/2016	3/31/2020	£1,881	1.45
6/30/2016	3/31/2020	£1,909	1.35
9/30/2016	3/31/2020	£1,959	1.33
12/30/2016	3/31/2020	£1,989	1.28
3/31/2017	3/31/2020	£1,975	1.30
6/30/2017	3/31/2020	£2,026	1.34
10/2/2017	3/31/2020	£2,079	1.36
12/29/2017	3/31/2020	£2,111	1.39
3/29/2018	3/31/2020	£2,096	1.44
6/29/2018	3/31/2020	£2,151	1.36
9/28/2018	3/31/2020	£2,207	1.34
12/31/2018	3/31/2020	£2,240	1.30
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
The first swap requires the Company to pay Australian dollar BBR plus 4.50% based on a notional amount of A$123.9 million and allows the Company to receive EURIBOR plus 2.68% based on a notional amount of €85.5 million on a semi-annual basis. BBR is the Bankers Buyers Rate and EURIBOR is the Euro Interbank Offered Rate, which the Company believes are generally considered equivalents to LIBOR. The second swap requires the Company to pay Australian dollar BBR plus 4.50% based on a notional amount of A$125.0 million and allows the Company to receive EURIBOR plus 2.90% based on a notional amount of €86.3 million on a semi-annual basis. The Swaps require semi-annual net settlement payments. During the years ended December 31, 2018, 2017 and 2016, the Company realized a net expense of $5.7 million, $2.5 million and $3.3 million, respectively, within other (loss)/income, net in the consolidated statement of operations as a result of the mark-to-market impact of the GRail Intercompany Loan compared to the mark-to-market of the Swaps. Over the life of the Swaps, the Company expects the cumulative impact of net gains and losses from the mark-to-market of the GRail Intercompany Loan and Swaps to be approximately zero.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the estimated fair value of the Company's derivative instruments, based on Level 2 inputs, recorded in the consolidated balance sheets as of December 31, 2018 and 2017 (dollars in thousands):

		Fair Value
	Balance Sheet Location	2018	2017
Asset Derivatives:
Derivatives designated as hedges:
British pound forward contracts	Other assets	$26,011	$13,657
Total derivatives designated as hedges		$26,011	$13,657
Derivatives not designated as hedges:
Cross-currency swap contract	Prepaid expenses and other	$19,684	$5,775
Cross-currency swap contract	Other assets	—	2,887
Total derivatives not designated as hedges		$19,684	$8,662
Liability Derivatives:
Derivatives designated as hedges:
Interest rate swap agreements	Accrued expenses	$1,954	$1,972
Interest rate swap agreements	Other long-term liabilities	12,441	12,410
British pound forward contracts	Other long-term liabilities	59	829
Total derivatives designated as hedges		$14,454	$15,211

The following table shows the effect of the Company's derivative instruments designated as cash flow hedges for the years ended December 31, 2018, 2017 and 2016 in other comprehensive income/(loss) (OCI) (dollars in thousands):

	Total Cash Flow Hedge OCI Activity, Net of Tax
	2018	2017	2016
Derivatives Designated as Cash Flow Hedges:
Effective portion of changes in fair value recognized in OCI:
Interest rate swap agreements	$(130)	$372	$(1,676)
Foreign currency forward contracts	14	—	—
British pound forward contracts, net(a)	836	1,498	(3,990)
	$720	$1,870	$(5,666)
(a) The year ended December 31, 2018 represented a net gain of $9.5 million for the mark-to-market of the British pound forward contracts, partially offset by a net loss of $8.7 million for the mark-to-market of the U.K. intercompany loan. The year ended December 31, 2017 represented a net gain of $9.8 million for the mark-to-market of the U.K. intercompany loan, partially offset by a net loss of $8.3 million for the mark-to-market of the British pound forward contracts. The year ended December 31, 2016 represented a net loss of $18.7 million for the mark-to-market of the U.K. intercompany loan, partially offset by a net gain of $14.7 million for the mark-to-market of the British pound forward contracts.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the effect of the Company's derivative instruments not designated as hedges for the years ended December 31, 2018, 2017 and 2016 in the consolidated statements of operations (dollars in thousands):

	Location of Amount Recognized in Earnings	Amount Recognized in Earnings
		2018	2017	2016
Derivative Instruments Not Designated as Hedges:
Cross-currency swap agreements	Interest (expense)/income	$—	$(3,505)	$—
Cross-currency swap agreements, net(a)	Other (loss)/income, net	(5,679)	(2,451)	(3,267)
		$(5,679)	$(5,956)	$(3,267)
(a) The year ended December 31, 2018 represented a net loss of $10.4 million for the mark-to-market of the GRail Intercompany Loan, partially offset by a net gain of $4.8 million for the mark-to-market of the Swaps. The year ended December 31, 2017 represented a net loss of $10.8 million for the mark-to-market of the GRail Intercompany Loan, partially offset by a net gain of $8.4 million for the mark-to-market of the Swaps. The year ended December 31, 2016 represented a net loss of $3.9 million for the mark-to-market of the GRail Intercompany Loan, partially offset by a net gain of $0.7 million for the mark-to-market of the Swaps.
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
The Company's recurring fair value measurements using significant unobservable inputs (Level 3) relate solely to the Company's deferred consideration from the HOG acquisition in 2017. The fair value of the deferred consideration liability were estimated by discounting, to present value, contingent payments expected to be made.
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

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company's financial instruments that are carried at fair value using Level 2 inputs at December 31, 2018 and 2017 (dollars in thousands):

	2018	2017
Financial instruments carried at fair value using Level 2 inputs:
Financial assets carried at fair value:
British pound forward contracts	$26,011	$13,657
Cross-currency swap contracts	19,684	8,662
Total financial assets carried at fair value	$45,695	$22,319
Financial liabilities carried at fair value:
Interest rate swap agreements	$14,395	$14,382
British pound forward purchase contracts	59	829
Total financial liabilities carried at fair value	$14,454	$15,211
The following table presents the Company's financial instrument carried at fair value using Level 3 inputs as of December 31, 2018 and 2017 (amounts in thousands):

	2018	2017
Financial instrument carried at fair value using Level 3 inputs:
Financial liabilities carried at fair value:
Accrued deferred consideration - HOG	$6,511	$5,974
At the date of acquisition of HOG in 2017, the contingent liability represented the fair value of the deferred consideration payable to the sellers upon satisfaction of certain conditions, which the Company expects to be paid in 2021. See Note 3, Changes in Operations, for additional information regarding HOG.
In November 2017, the Company bought out the deferred consideration liability associated with the 2015 acquisition of Freightliner. At the date of the acquisition of Freightliner, the contingent liability represented the aggregate fair value of the shares transferred to the Company by certain former management shareholders of Freightliner (Management Shareholders) in exchange for the right to receive cash consideration for the representative economic interest of approximately 6% in Freightliner in the future (deferred consideration).
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
The following table presents the amounts recognized, through other expenses, within the Company's consolidated statements of operations during the years ended December 31, 2018, 2017 and 2016 as a result of the change in the estimated fair value of the deferred consideration (dollars in thousands):

	2018	2017	2016
Freightliner	$—	$2,405	$2,278
HOG	$537	$298	$—

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the carrying value and fair value using Level 2 inputs of the Company's financial instruments carried at historical cost at December 31, 2018 and 2017 (dollars in thousands):

	2018		2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities carried at historical cost:
United States term loan	$1,295,672	$1,296,079	$1,204,714	$1,208,657
U.K. term loan	315,524	319,556	124,747	126,480
Australian Credit Agreement	450,252	457,978	513,192	528,105
MIRA Partner Loan Agreement	167,796	166,974	186,085	184,750
Revolving credit facility	160,033	163,662	225,155	229,483
Other debt	2,356	2,352	2,419	2,426
Total	$2,391,633	$2,406,601	$2,256,312	$2,279,901
11. U.K. PENSION PLAN:
Through its Freightliner subsidiary, the Company has a defined benefit pension plan for Freightliner's eligible U.K. employees through a standalone shared cost arrangement within the Railways Pension Scheme (Pension Program). The Pension Program is managed and administered by a professional pension administration company and is overseen by trustees with professional advice from independent actuaries and other advisers. The Pension Program is a shared cost arrangement with required contributions shared between Freightliner and its employees with Freightliner contributing 60% and the remaining 40% contributed by active employees. The Company engages independent actuaries to compute the amounts of liabilities and expenses relating to the Pension Program, subject to the assumptions that the Company selects.
The following table summarizes the funding obligations and assets of the Pension Program as of December 31, 2018 and 2017 (dollars in thousands):

	2018	2017
Projected benefit obligation (100%)	$586,884	$698,809
Fair value of plan assets (100%)	495,337	531,671
Funded status (100%)	(91,547)	(167,138)
Employees' share of deficit (40%)	(36,619)	(66,855)
Net pension liability recognized in the balance sheet (60%)	$(54,928)	$(100,283)

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in the Company's portion of the benefit obligation and fair value of plan assets of the Pension Program for the years ended December 31, 2018 and 2017 and the funded status as of December 31, 2018 and 2017 (dollars in thousands):

	2018	2017
Change in benefit obligations:
Benefit obligation at beginning of period	$419,286	$364,202
Service cost	14,260	15,401
Interest cost	9,413	10,194
Benefits paid	(14,622)	(13,580)
Actuarial (gain)/loss	(52,141)	6,697
Exchange rate changes	(24,066)	36,372
Benefit obligation at end of year	$352,130	$419,286
Change in plan assets:
Fair value of plan assets at beginning of period	$319,003	$270,169
Actual return on plan assets	2,743	27,847
Benefits paid	(14,622)	(13,580)
Employer contributions	8,237	8,531
Exchange rate changes	(18,159)	26,036
Fair value of plan assets at end of year	$297,202	$319,003
Funded status of the Pension Plan	$(54,928)	$(100,283)
The Pension Program's actuarial gain for the year ended December 31, 2018 was primarily due to an increase in the discount rate and a decrease in the salary increases rate reflected in the table of actuarial assumptions below, partially offset by updated participant census data. The Pension Program's actuarial loss for the year ended December 31, 2017 was primarily due to a decrease in the discount rate as reflected in the table of actuarial assumptions below.
The following table presents the amounts recognized for the Pension Program in the consolidated balance sheets as of December 31, 2018 and 2017 and in OCI for the years ended December 31, 2018 and 2017 (dollars in thousands):

	2018	2017
Amounts recognized in the consolidated balance sheet:
Accrued expenses	$14,945	$13,879
Other long-term liabilities	39,983	86,404
Total amount recognized in the consolidated balance sheet	$54,928	$100,283
Amount recognized in other comprehensive income/(loss):
Net actuarial income/(loss)	$12,552	$(24,409)

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the components of the Pension Program related to the net benefit costs recognized in labor and benefits in the Company's consolidated statement of operations for the years ended December 31, 2018, 2017 and 2016 (dollars in thousands):

	2018	2017	2016
Operating expense:
Service cost(a)	$14,260	$15,401	$12,980
Nonoperating income, net:
Interest cost	9,413	10,194	12,074
Expected return on plan assets	(18,060)	(17,046)	(15,434)
Total nonoperating income, net(b)	$(8,647)	$(6,852)	$(3,360)
Net periodic benefit cost	$5,613	$8,549	$9,620
(a) Included in labor and benefits within the Company's consolidated statement of operations.
(b) Included in other (loss)/income, net within the Company’s consolidated statement of operations.
The following table presents the actuarial assumptions used to compute the funded status of the Pension Program as of December 31, 2018, 2017 and 2016:

	2018	2017	2016
Discount rate	2.7%	2.4%	2.7%
Price inflation (RPI measure)	3.3%	3.3%	3.3%
Pension increases (CPI measure)	2.2%	2.2%	2.2%
Salary increases	2.1%	3.3%	3.3%
The following table presents the actuarial assumptions used for the calculation of net periodic expense associated with the Pension Program for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Discount rate	2.4%	2.7%	3.8%
Price inflation (RPI measure)	3.3%	3.3%	3.1%
Pension increases (CPI measure)	2.2%	2.2%	2.0%
Salary increases	3.3%	3.3%	3.7%
Expected return on plan assets	6.0%	6.1%	6.1%
The discount rates used by the actuaries are established by considering the yields on high-quality corporate bonds having a similar duration as the expected liabilities under the Pension Program. The following table presents the sensitivity to a change in the Company's U.K. pension liability resulting from a one percentage point change in the discount rate and retail price index (RPI) as of December 31, 2018 (dollars in thousands):

Change in Pension Liability
Discount Rate +1% per annum	$(61,744)
Discount Rate -1% per annum	$81,772
RPI inflation +1% per annum	$61,234
RPI inflation -1% per annum	$(47,456)

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assets of the Pension Program are held in a separate trustee administered fund operated by Railways Pension Trustee Company Limited. The trustee is responsible for ensuring that investment strategies are in compliance with the Pension Program. The assets are invested through a number of pooled investment funds, each with a different risk and return profile. Only railways pension programs may invest in these pooled funds. Each railways pension program holds units in some or all of the pooled funds. The use of these pools enables each railways pension program to hold a broader range of investments more efficiently than may have been possible through direct ownership. The Pension Program's asset allocation policy states the assets should be allocated as follows, +/- 5%:

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
The following table provides the Pension Program's allocation of assets among the pooled investment funds and the expected return on assets for each pooled fund, net of expenses, as well as the weighted average expected return on assets used in the actuarial calculations as of December 31, 2018, 2017 and 2016:

	2018
	Weighted Average Expected Yields	Weighted Average Asset Allocation	Weighted Average Expected Return on Plan Assets
Growth, private equity and infrastructure pooled funds	7.1%	78%	5.5%
Defensive and government bond pooled fund plus cash	1.5%	22%	0.3%
Expected return on plan assets			5.8%

	2017
	Weighted Average Expected Yields	Weighted Average Asset Allocation	Weighted Average Expected Return on Plan Assets
Growth, private equity and infrastructure pooled funds	7.1%	81%	5.7%
Defensive and government bond pooled fund plus cash	1.4%	19%	0.3%
Expected return on plan assets			6.0%

	2016
	Weighted Average Expected Yields	Weighted Average Asset Allocation	Weighted Average Expected Return on Plan Assets
Growth, private equity and infrastructure pooled funds	7.1%	82%	5.8%
Defensive and government bond pooled fund plus cash	1.5%	18%	0.3%
Expected return on plan assets			6.1%

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of all of the Pension Program's assets are measured using the net asset value per share method. The following table presents the fair value of the Pension Program's assets as of December 31, 2018 and 2017 (dollars in thousands):

	2018	2017
Growth pooled fund(a)	$189,540	$221,762
Private equity pooled fund(b)	31,715	30,494
Government bond pooled fund(c)	23,340	47,679
Infrastructure pooled fund(d)	4,329	6,455
Long-term income pooled fund(e)	18,076	8,485
Illiquid growth pooled fund(f)	6,114	—
Short duration index linked pooled fund(g)	23,102	4,128
Other, net(h)	986	—
Fair value of plan assets	$297,202	$319,003
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
(f) The illiquid growth pooled fund is comprised of investments in a wide range of illiquid return seeking assets across different private markets and economies in order to produce an investment return in excess of U.K. inflation over a rolling five to ten year period.
(g) The short duration index linked pooled fund is comprised of investments in government bonds with average portfolio duration of approximately five years.
(h) Other, net represents cash, current assets and current liabilities, net.
The Company expects to contribute £7.0 million (or $8.9 million at the exchange rate on December 31, 2018) to the Pension Program for the year ending December 31, 2019. The Pension Program's assets may undergo significant changes over time as a result of market conditions, and its assets and liabilities are formally valued on an independent actuarial basis every three years to assess the adequacy of funding levels. A key element of the valuation process is an assessment of the creditworthiness of the participating employer. In March 2018, the Company completed its triennial valuation based on the program's funding position as of December 31, 2016, which did not have and is not expected to have a material impact on its consolidated financial statements. In the event that the Pension Program's projected assets and liabilities reveal additional funding requirements, the shared cost arrangement generally means that the Company will be required to pay 60% of any additional contributions, with active members contributing the remaining 40%, in each case over an agreed recovery period. If the Pension Program was to be terminated and wound up, any deficit would fall entirely on the Company and would not be shared with active members. Currently, the Company has no intention of terminating the Pension Program.
The following benefit payments are expected to be paid between 2019 and 2027 (dollars in thousands):

Amount
2019	$14,945
2020	$13,997
2021	$15,609
2022	$15,953
2023	$16,303
2024 - 2027	$86,075

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. OTHER EMPLOYEE BENEFIT PROGRAMS:
Employee Bonus Programs
The Company has performance-based bonus programs that include a majority of non-union employees. Approximately $23 million, $20 million and $23 million were awarded under the various performance-based bonus plans for the years ended December 31, 2018, 2017 and 2016, respectively.
Defined Contribution Plans
Under the Genesee & Wyoming Inc. 401(k) Savings Plan in the United States, the Company matches participants' contributions up to 4% of the participant's salary on a pre-tax basis.
The Company's Canadian subsidiaries administer two different retirement benefit plans. The plans qualify under Section 146 of the federal and provincial income tax law. Under each plan, employees may elect to contribute a certain percentage of their salary on a pre-tax basis. The first plan is a Registered Retirement Savings Plan (RRSP), and the Company matches up to a maximum of 6% of gross salary. The second plan is a Retirement Pension Plan (RPP), and the Company contributes 5% of gross salary.
The Company's Australian subsidiary administers a statutory retirement benefit plan. The Company was required to contribute the equivalent of 9.5% of an employee's base salary into a registered superannuation fund in each of the years ended December 31, 2018, 2017 and 2016. Employees may elect to make additional contributions either before or after tax.
The Company's U.K. subsidiary administers a defined contribution plan. The Company matches 150% of participants' contributions up to a maximum of 7.5% of the participant's salary on a pre-tax basis for the first 15 years of service by the participant and increases to 9% after 15 years of service by the participant.
Company contributions to defined contribution plans in total for the years ended December 31, 2018, 2017 and 2016 were as follows (dollars in thousands):

	2018	2017	2016
Company contributions to defined contribution plans	$12,476	$11,562	$9,785
North American Operations Defined Benefit Plans
The Company administers three United States noncontributory defined benefit plans for union and non-union employees and one Canadian noncontributory defined benefit plan. Benefits are determined based on a fixed amount per year of credited service. The Company's funding policy requires contributions for pension benefits based on actuarial computations, which reflect the long-term nature of the plans. The Company has met the minimum funding requirements according to the United States Employee Retirement Income Security Act (ERISA) and Canada's Pension Benefits Standards Act. As of December 31, 2018, there were approximately 247 employees participating under these plans. As of December 31, 2018, the Company's consolidated balance sheet included a $2.1 million pension liability and a $1.5 million loss in accumulated other comprehensive (loss)/income related to these plans.
The Company administers two plans which provide health care and life insurance benefits for certain retired employees in the United States. The Company funds the plans on a pay-as-you-go basis. As of December 31, 2018, there were approximately 67 employees participating under these plans. As of December 31, 2018, the Company's consolidated balance sheet included a $7.4 million postretirement benefit liability and a $0.2 million gain in accumulated other comprehensive (loss)/income related to these plans.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. INCOME TAXES:
The components of income before income taxes for the years ended December 31, 2018, 2017 and 2016 were as follows (dollars in thousands):

	2018	2017	2016
United States	$291,058	$262,969	$273,361
Foreign	27,803	32,550	(57,870)
Total	$318,861	$295,519	$215,491
The components of the provision for/(benefit from) income taxes for the years ended December 31, 2018, 2017 and 2016 were as follows (dollars in thousands):

	2018	2017	2016
United States:
Current
Federal	$13,616	$23,182	$20,877
State	12,635	14,626	11,284
Deferred
Federal	15,843	(326,190)	43,820
State	(1,350)	19,808	2,263
	40,744	(268,574)	78,244
Foreign:
Current	17,955	18,435	3,289
Deferred	5,836	(11,120)	(7,138)
	23,791	7,315	(3,849)
Total	$64,535	$(261,259)	$74,395
No provision is made for certain taxes applicable to the undistributed earnings of the Company's foreign subsidiaries as it is the intention of management to fully utilize those earnings in the operations of foreign subsidiaries. The amount of undistributed earnings of the Company's foreign subsidiaries as of December 31, 2018 was $216.2 million. If the earnings were to be distributed in the future, those distributions would not be subject to United States federal corporate income tax but may result in foreign exchange gains and losses and be subject to other taxes and credits including U.S. state taxes and withholding taxes payable to various foreign countries. The amount of estimated taxes which would be due if these earnings were distributed is approximately $8 million.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the TCJA) was enacted into law. The TCJA reduced the United States federal corporate income tax rate to 21% from 35%, effective for tax years beginning after December 31, 2017, and created a modified territorial tax system rather than a worldwide system, which generally eliminates United States federal income tax on dividends from foreign subsidiaries. The transition to the territorial system required United States companies to compute a one-time transition (toll) tax on earnings of certain foreign subsidiaries, which were previously deferred for United States federal income tax purposes.
The Securities and Exchange Commission's staff issued Staff Accounting Bulletin No.118 (SAB 118) to address the application of the TCJA on accounting for income taxes in the period that includes the enactment date. Specifically, when the initial accounting for items under the TCJA is not completed, SAB 118 allows the Company to include provisional amounts when reasonable estimates can be made. SAB 118 provides for an up to one-year measurement period during which the tax effect of the TCJA can be recomputed based on additional guidance and analysis. Any adjustment will be recorded as a tax expense or benefit in the reporting period during which the amounts are determined.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of the reduction in the federal corporate tax rate, the Company remeasured its deferred taxes and recorded an estimated reduction to the Company’s United States net deferred tax liabilities of approximately $394 million. This represents a decrease in corporate income taxes expected to be paid in the future. The Company has completed this calculation including deferred taxes related to certain equity compensation arrangements and changes in estimates which resulted from finalizing the Company's 2017 United States income tax return, both resulting in an immaterial change to the Company's consolidated financial statements.
At December 31, 2017, the Company estimated the toll tax to be approximately $22 million, net of applicable foreign tax credits. During 2018, and in accordance with SAB 118, the Company finalized its calculation and increased the toll tax by $1.6 million to $23.7 million, net of applicable foreign tax credits. The Company will pay the toll tax over an eight-year period beginning in 2018. The payments increase from 8% of the toll tax for each of the years 2018 through 2022, to 15% in 2023, 20% in 2024 and 25% in 2025.
As permitted by SAB 118, the Company recorded provisional estimates and has subsequently finalized the accounting analysis based on the guidance, interpretations and data available as of December 22, 2018. Adjustments made in 2018, upon finalization of the Company's accounting analysis, were not material to the Company's consolidated financial statements.
While the TCJA provides for a modified territorial tax system, global intangible low-taxed income (GILTI) provisions were enacted, which can produce an incremental tax on foreign income. The Company has determined it will not incur any GILTI taxes for 2018. The Company has made an accounting policy election to treat taxes due under the GILTI provision as a current period expense.
The United States track maintenance credit is an income tax credit for Class II and Class III railroads, as defined by the United States Surface Transportation Board (STB), to reduce their federal income tax based on qualified railroad track maintenance expenditures (the Short Line Tax Credit). Qualified expenditures include amounts incurred for maintaining track, including roadbed, bridges and related track structures owned or leased by a Class II or Class III railroad. The credit is equal to 50% of the qualified expenditures, subject to an annual limitation of $3,500 multiplied by the number of miles of railroad track owned or leased by the Class II or Class III railroad as of the end of its tax year. The United States Short Line Tax Credit was initially enacted for a three-year period, 2005 through 2007, and was subsequently extended a series of times with the last extension enacted in February 2018. The February 2018 extension provided a retroactive credit, solely for fiscal year 2017. In 2018, the Company recorded an income tax benefit of $31.6 million for 2017 as a result of this extension. Legislation is currently pending that seeks to extend the Short Line Tax Credit retroactively for fiscal year 2018 and beyond. The Company's provision for income taxes for the year ended December 31, 2016 included income tax benefits of $28.8 million associated with the Short Line Tax Credit.
The Company's effective income tax rates also included adjustments to reflect differences between book income tax expense and final tax returns filed each year related to the previous fiscal year, which the Company does not consider material.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes differs from that which would be computed by applying the statutory United States federal income tax rate to income before income taxes. The following is a summary of the effective income tax rate reconciliation for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Tax provision at statutory rate	21.0%	35.0%	35.0%
Effect of foreign operations	4.8%	(1.1)%	4.3%
Foreign valuation allowance	—%	(0.3)%	2.9%
Foreign goodwill impairment	—%	—%	2.4%
Effect of foreign tax rate change	—%	—%	(2.0)%
Effect of U.S. transition (toll) tax	0.5%	7.2%	—%
Effect of U.S. federal rate change	—%	(133.3)%	—%
State income taxes, net of federal income tax benefit	3.0%	3.8%	4.1%
Benefit of track maintenance credit	(9.9)%	—%	(13.4)%
Other, net	0.8%	0.3%	1.2%
Effective income tax rate	20.2%	(88.4)%	34.5%
The change in the Company’s effective income tax rate for the year ended December 31, 2018 as compared with the year ended December 31, 2017 was primarily driven by the retroactive extension of the Short Line Tax Credit recognized in 2018 and the reduction in the United States federal corporate income tax rate to 21% from 35%, effective in 2018. In 2017, the Company recognized the one-time tax benefit of the TCJA for the rate reduction's impact on deferred taxes.
The change in the Company’s effective income tax rate for the year ended December 31, 2017 as compared with the year ended December 31, 2016 was primarily driven by the effects of the TCJA.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the effect of temporary differences between the book and tax basis of assets and liabilities as well as available income tax credit and net operating loss carryforwards. The components of net deferred income taxes as of December 31, 2018 and 2017 were as follows (dollars in thousands):

	2018	2017
Deferred income tax assets:
Track maintenance credit carryforward	$152,300	$147,907
Net operating loss carryforwards	18,466	27,241
Accruals and reserves not deducted for tax purposes until paid	9,789	11,375
Stock-based compensation	8,832	8,634
Deferred revenue	11,363	4,588
Deferred compensation	3,794	3,496
Interest rate swaps	2,257	545
Alternative minimum tax credit carryforward	—	1,592
Pension and postretirement benefits	12,079	24,889
Foreign interest expense carryforward	2,593	—
Unrealized loss on exchange rates	2,334	4,251
Other	698	1,992
	224,505	236,510
Valuation allowance	(16,559)	(26,704)
Deferred income tax liabilities:
Property and equipment basis difference	(737,500)	(703,950)
Intangible assets basis difference	(342,639)	(374,856)
Other	(912)	(851)
Net deferred tax liabilities	$(873,105)	$(869,851)
As of December 31, 2018, the Company had United States net operating loss carryforwards in various state jurisdictions that totaled approximately $292.5 million and United States track maintenance credit carryforwards of $152.3 million. Some of the Company's credit carryforwards are subject to Section 382 limitations of the Internal Revenue Code (Section 382). Section 382 imposes limitations on a corporation's ability to utilize its credits if it experiences an "ownership change." In general terms, an ownership change results from transactions increasing the ownership of certain existing stockholders or new stockholders in the stock of a corporation by more than 50% during a three-year testing period. The Company expects to fully utilize its track maintenance credit carryforwards. The state net operating losses exist in different states and expire between 2019 and 2038. The United States track maintenance credits expire between 2026 and 2037.
The Company maintains a valuation allowance on state net operating losses, foreign net operating losses and certain other deferred tax assets for which, based on the weight of available evidence, it is more likely than not that some or all of the deferred income tax assets will not be realized.
A reconciliation of the beginning and ending amount of the Company's valuation allowance is as follows (dollars in thousands):

	2018	2017
Balance at beginning of year	$26,704	$24,075
(Decrease in)/increase for state net operating losses	(159)	1,964
(Decrease in)/increase for foreign net operating losses and impairments	(9,986)	665
Balance at end of year	$16,559	$26,704
The decrease in foreign net operating losses and impairments in 2018 was due to the sale of ERS.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending amount of the Company's liability for uncertain tax positions is as follows (dollars in thousands):

	2018	2017	2016
Balance at beginning of year	$3,970	$7,125	$4,197
Increase for tax positions related to prior years	—	—	3,970
Decrease for tax positions related to prior years	—	—	(1,169)
Decrease for expiration of statute of limitations	—	(3,155)	—
Increase for effects of foreign exchange rates	—	—	127
Balance at end of year	$3,970	$3,970	$7,125
The Company recognizes interest and penalties related to uncertain tax positions in its provision for income taxes.
As of December 31, 2018, the Company reasonably expects approximately a $4.0 million decrease in uncertain tax positions as a result of a lapse of the statute of limitations. This amount if recognized would affect the annual effective income tax rate.
For the year ended December 31, 2017, the Company recognized approximately $3.2 million in previously unrecognized tax benefits as a result of a lapse of the statute of limitations on acquired liabilities for uncertain tax positions.
As of December 31, 2018, the following tax years remain open to examination by the major taxing jurisdictions to which the Company is subject:

	Open Tax Years
	From		To
United States	2015	-	2018
Australia	2011	-	2018
Belgium	2016	-	2018
Canada	2009	-	2018
Germany	2014	-	2018
Netherlands	2012	-	2018
Poland	2013	-	2018
Saudi Arabia	2015	-	2018
U.K.	2015	-	2018
14. COMMITMENTS AND CONTINGENCIES:
From time to time, the Company is a defendant in certain lawsuits and a party to certain arbitrations resulting from the Company's operations in the ordinary course, as the nature of the Company's business exposes it to the potential for various claims and litigation, including those related to property damage, personal injury, freight loss, labor and employment, environmental and other matters. The Company maintains insurance policies to mitigate the financial risk associated with such claims. Management believes there are adequate provisions in the financial statements for any probable liabilities that may result from disposition of the pending lawsuits and arbitrations. However, any material changes to pending litigation or a catastrophic rail accident or series of accidents involving material freight loss or property damage, personal injuries or environmental liability or other claims or disputes that are not covered by insurance could have a material adverse effect on the Company's results of operations, financial condition and liquidity.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2014, the Company received a notice from the United States Environmental Protection Agency (EPA) requesting information under the Clean Water Act related to the discharge of crude oil as a result of a derailment of an Alabama & Gulf Coast Railway LLC (AGR) freight train in November 2013 in the vicinity of Aliceville, Alabama. In May 2018, the EPA notified the AGR of a maximum civil payment penalty of $14.1 million, based on the amount of oil allegedly discharged and other relevant factors considered under the applicable regulation. The Company's evaluation of its defenses, settlement options and insurance coverage is ongoing. Although the cleanup associated with this derailment is substantially complete, the civil penalty associated with the contamination is subject to further discussion and potential litigation.
15. STOCK-BASED COMPENSATION PLAN:
The Omnibus Plan allows for the issuance of up to 8,437,500 shares of Class A Common Stock for awards, which include stock options, restricted stock, restricted stock units, deferred stock units and any other form of award established by the Compensation Committee, in each case consistent with the plan's purpose. Stock-based awards generally have three-year requisite service periods and five to seven-year contractual terms. Any shares of common stock related to awards that terminate by expiration, forfeiture or cancellation are deemed available for issuance or reissuance under the Omnibus Plan. In total, at December 31, 2018, there remained 2,192,988 shares of Class A Common Stock available for future issuance under the Omnibus Plan.
A summary of option activity under the Omnibus Plan as of December 31, 2018 and changes during the year then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of year	1,477,626	$78.04
Granted	361,543	69.59
Exercised	(98,014)	73.12
Expired	(155,934)	92.37
Forfeited	(37,591)	68.87
Outstanding at end of year	1,547,630	$75.15	2.9	$7,639
Exercisable at end of year	873,741	$79.95	1.6	$4,180
The weighted average grant date fair value of options granted during the years ended December 31, 2018, 2017 and 2016 was $21.58, $19.38 and $17.37, respectively. The total intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016 was $1.2 million, $1.5 million and $1.6 million, respectively.
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
The following weighted average assumptions were used to estimate the grant date fair value of options granted during the years ended December 31, 2018, 2017 and 2016 using the Black-Scholes option pricing model:

	2018	2017	2016
Expected volatility	27%	30%	37%
Expected term (in years)	5.5	4	4
Risk-free interest rate	2.69%	1.69%	1.08%
Expected dividend yield	0%	0%	0%
The Company determines fair value of its restricted stock and restricted stock units based on the closing stock price on the date of grant.
The following table summarizes the Company's non-vested restricted stock activity as of December 31, 2018 and changes during the year then ended:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of year	289,016	$64.74
Granted	80,400	$70.56
Vested	(89,346)	$67.41
Forfeited	(13,976)	$64.96
Non-vested at end of year	266,094	$65.59
The weighted average grant date fair value of restricted stock granted during the years ended December 31, 2018, 2017 and 2016 was $70.56, $73.07 and $57.11, respectively. The total grant date fair value of restricted stock that vested during the years ended December 31, 2018, 2017 and 2016 was $6.0 million, $5.3 million and $6.5 million, respectively.
The following table summarizes the Company's non-vested restricted stock units activity as of December 31, 2018 and changes during the year then ended:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of year	54,838	$66.72
Granted	33,925	$70.35
Vested	(27,682)	$66.16
Forfeited	(4,344)	$67.53
Non-vested at end of year	56,737	$69.10
The weighted average grant date fair value of restricted stock units granted during the years ended December 31, 2018, 2017 and 2016 was $70.35, $73.18 and $57.11, respectively. The total grant date fair value of restricted stock units that vested during each of the years ended December 31, 2018, 2017 and 2016 was $1.8 million.
In February 2016, the Company's Compensation Committee approved new performance-based restricted stock units under the Omnibus Plan. The performance-based restricted stock units were granted on February 26, 2016, and were subject to performance-based vesting through December 31, 2016, with the payout performance multiplier (ranging from 0% to 200%) determined in accordance with the Company’s attainment of pre-determined financial performance targets established under the Company’s Genesee Value Added (GVA) methodology. These awards had a service condition and performance condition. The Company paid out 100% of the 2016 awards during 2017.
In February 2017, the Company's Compensation Committee renewed its approval of the performance-based restricted stock units component under the Omnibus Plan. The payout performance multiplier was determined in accordance with the Company's attainment of pre-determined financial performance targets established under the Company's GVA methodology, and awards vest one-third over a three-year period beginning with the first grant date anniversary. The payout performance multiplier attained for the 2017 awards was 77%. Actual shares that will be paid out for the 2018 award depends on the level of attainment of the performance-based criteria. As of December 31, 2018, the Company expects it will pay out 100% of the 2018 award over the three-year vesting period.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the 2018 and 2017 performance-based restricted stock unit activity as of December 31, 2018 and changes during the year then ended:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of year	31,611	$74.14
Granted	39,663	$69.53
Vested	(10,542)	$74.14
Forfeited	(1,084)	$71.27
Non-vested at end of year	59,648	$71.13
The Company determined the fair value of each of the 2018, 2017 and 2016 performance-based restricted stock units by multiplying the number of units expected to be earned by the grant date fair market value of a share of the Company's Class A Common Stock. Each reporting period, the number of performance-based restricted stock units that are expected to be earned is determined, and compensation cost based on the grant date fair value is adjusted based on the current period probability assessment. At the end of the requisite service period, compensation cost is adjusted to equal the performance-based restricted stock units actually issued multiplied by the grant date fair value.
In 2015, the Company's Compensation Committee awarded performance-based restricted stock units under the Omnibus Plan. These performance-based restricted stock units were granted once per year and vested based upon the achievement of market performance criteria, ranging from 0% to 100%, as determined by the Compensation Committee prior to the date of the award, and continued service during the performance period. The performance period for these awards was generally three years. These performance-based restricted stock units entitled the grantee to receive shares of Class A Common Stock based upon the Company's Relative Total Shareholder Return as independently ranked against the components of the S&P 500 Index and the custom peer group over the performance period with each discrete half of the award's payouts being measured independently and then averaged together to find the final payout. The expense for these awards is recognized over the service period, even if the market condition is never satisfied. As a result of the Compensation Committee's modification to the Long-Term Incentive Compensation Program, including adoption of a new performance-based restricted stock unit program, effective February 2016, this program was discontinued and no future awards will be granted.
The following table summarizes the 2015 performance-based restricted stock units activity as of December 31, 2018 and changes during the year then ended. Based on the market condition criteria for the 2015 performance-based restricted stock units awarded, the threshold performance for any payout had not been met, and no shares were paid out at February 1, 2018 (the end of the performance period).

	Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of year	14,386	$62.73
Granted	—	$—
Vested	—	$—
Forfeited/Canceled	(14,386)	$62.73
Non-vested at end of year	—	$—
The following table presents the total compensation costs, total income tax benefit recognized in the consolidated statement of operations for stock-based awards and total tax benefit realized from exercise of stock-based awards for the years ended December 31, 2018, 2017 and 2016 (dollars in thousands):

	2018	2017	2016
Compensation costs	$17,634	$17,477	$17,888
Income tax benefit recognized for compensation costs	$3,437	$3,430	$5,296
Income tax benefit realized from exercise of stock-based awards	$1,729	$3,136	$2,135

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total compensation costs related to non-vested awards not yet recognized was $19.9 million as of December 31, 2018, which will be recognized over the next three years with a weighted average period of 1.4 years.
The Company’s non-management directors can elect to defer their director compensation that would otherwise be payable in cash and receive payments for fees earned in the form of deferred stock units representing shares of the Company’s Class A Common Stock, with a value equal to 125% of the cash fees earned. The Company’s deferred stock units are deemed vested on the grant date. The following table summarizes the Company’s deferred stock unit activity as of December 31, 2018 and changes during the year then ended:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	93,979	$51.71
Granted	11,185	$78.33
Issued	(30,384)	$53.78
Outstanding at end of year	74,780	$54.85
The Company recognized expense associated with the directors’ deferred stock units of $0.9 million, $0.9 million and $1.0 million within other expenses in the Company’s consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016, respectively.
The Company has reserved 1,265,625 shares of Class A Common Stock that the Company may sell to its full-time employees under its Employee Stock Purchase Plan (ESPP) at 90% of the stock's market price on the date of purchase. At December 31, 2018, 295,911 shares had been purchased under this plan. The Company recorded compensation expense for the 10% purchase discount of less than $0.2 million in each of the years ended December 31, 2018, 2017 and 2016.
16. ACCUMULATED OTHER COMPREHENSIVE LOSS:
The following table sets forth accumulated other comprehensive loss included in the consolidated balance sheets as of December 31, 2018 and 2017, respectively (dollars in thousands):

	Cumulative Foreign Currency Translation Adjustment	Defined Benefit Plans		Net Unrealized Gain/(Loss) on Cash Flow Hedges		Accumulated Other Comprehensive Loss
Balance, December 31, 2016	$(163,642)	$(19,948)		$(13,726)		$(197,316)
Other comprehensive income/(loss) before reclassifications	89,025	199		(6,470)		82,754
Amounts reclassified from accumulated other comprehensive income, net of tax provision of ($83) and ($5,960), respectively	—	148	(a)	8,880	(b)	9,028
Change in 2017	89,025	347		2,410		91,782
Balance, December 31, 2017	$(74,617)	$(19,601)		$(11,316)		$(105,534)
Other comprehensive income/(loss) before reclassifications	(69,886)	30,690		935		(38,261)
Amounts reclassified from accumulated other comprehensive income, net of tax provision of ($53) and ($57), respectively	—	163	(a)	146	(b)	309
Change in 2018	(69,886)	30,853		1,081		(37,952)
Amounts reclassified from accumulated other comprehensive loss to retained earnings related to the United States Tax Cuts and Jobs Act	$—	$(132)		$(2,838)		$(2,970)
Balance, December 31, 2018	$(144,503)	$11,120		$(13,073)		$(146,456)

(a)	Existing net gains realized were recorded in labor and benefits on the consolidated statements of operations.

(b)	Existing net (losses)/gains realized were recorded in interest expense on the consolidated statements of operations (see Note 9, Derivative Financial Instruments).

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive (Loss)/Income Attributable to Noncontrolling Interest
The following table sets forth comprehensive (loss)/income attributable to noncontrolling interest for the years ended December 31, 2018, 2017 and 2016, respectively (dollars in thousands):

	2018	2017	2016
Net income/(loss) attributable to noncontrolling interest	$9,908	$7,727	$(41)
Other comprehensive (loss)/income:
Foreign currency translation adjustment	(23,272)	17,836	8,805
Net unrealized loss on qualifying cash flow hedges, net of tax benefit of $155, $232 and $110, respectively	(361)	(540)	(256)
Comprehensive (loss)/income attributable to noncontrolling interest	$(13,725)	$25,023	$8,508
17. SUPPLEMENTAL CASH FLOW INFORMATION:
Interest and Taxes Paid
The following table sets forth the cash paid for interest and income taxes for the years ended December 31, 2018, 2017 and 2016 (dollars in thousands):

	2018	2017	2016
Cash paid for interest, net	$95,472	$95,243	$66,124
Cash paid for income taxes	$45,656	$40,923	$45,738
Significant Non-Cash Investing and Financing Activities
The Company had outstanding receivables from outside parties for the funding of capital expenditures of $19.4 million, $17.7 million and $10.7 million as of December 31, 2018, 2017 and 2016, respectively. At December 31, 2018, 2017 and 2016, the Company also had $26.9 million, $20.0 million and $16.4 million, respectively, of purchases of property and equipment that had not been paid and, accordingly, were accrued in accounts payable in the normal course of business.
In November 2017, the Company bought out the Freightliner deferred consideration with the issuance of 238,201 shares of the Company's Class A Common Stock with a grant date fair value of $17.5 million. In addition, the Company issued a note payable with a £6.3 million face value (or $8.4 million at the exchange rate on the date of the transaction) and a £5.7 million fair value (or $7.5 million at the exchange rate on the date of the transaction) to certain management holders as part of the buyout of the Freightliner deferred consideration. This note is payable in three annual installments with the final payment due in March 2020.
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
The Company's Australian business underwent a transformational change on December 1, 2016, with the acquisition of GRail and the formation of the Australia Partnership, which the Company controls through its 51.1% interest. The GRail acquisition significantly expanded the Company's operations in New South Wales. In conjunction with the GRail acquisition, the Company issued a 48.9% equity stake in its Australian subsidiary, GWAHLP, to MIRA. The Company retained a 51.1% controlling interest in GWAHLP and continues to consolidate 100% of its Australian Operations in the Company's financial statements and reports a noncontrolling interest for MIRA's 48.9% equity ownership. As a result, (1) 100% of the assets and liabilities of the Company's Australian Operations, after the elimination of intercompany balances, were included in the Company's consolidated balance sheets as of December 31, 2018 and December 31, 2017, with MIRA's 48.9% noncontrolling interest reflected in the equity section, (2) the Company's operating revenues and operating income for the years ended December 31, 2018, 2017 and 2016 included 100% of the Australian Operations, while net income attributable to G&W reflected the Company's 51.1% ownership position in the Australian Operations since the formation of the partnership on December 1, 2016 and (3) 100% of the cash flows of the Australian Operations, after the elimination of intercompany items, were included in the Company's consolidated statements of cash flows for the years ended December 31, 2018, 2017 and 2016. Accordingly, any payments between the Company's Australian Operations and its other businesses are eliminated in consolidation, while the Company's cash flows reflect 100% of any cash flows between the Australian Operations and MIRA.
In accordance with the Australia Partnership agreement, the cash and cash equivalents of the Company's Australian Operations can be used to make payments in the usual and regular course of business, to pay down debt of the Australia Partnership and to make distributions to the partners in proportion to their investments. During the year ended December 31, 2018, the Australia Partnership made A$65.0 million of such distributions, of which A$33.2 million (or $24.6 million at the exchange rate at the time the payments were made) and A$31.8 million (or $23.6 million at the exchange rate at the time the payments were made) were distributed to the Company and MIRA, respectively, and no such distributions were made for the years ended December 31, 2017 and 2016.
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
The following table reflects the balance sheet exchange rates used to translate each foreign entity's respective local currency balance sheet into United States dollars as of December 31, 2018 and 2017:

	2018	2017
United States dollar per Australian dollar	$0.70	$0.78
United States dollar per British pound	$1.28	$1.35
United States dollar per Canadian dollar	$0.73	$0.80
United States dollar per Euro	$1.15	$1.20
The following table reflects the average exchange rates used to translate each foreign entity's respective local currency results of operations into United States dollars for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
United States dollar per Australian dollar	$0.75	$0.77	$0.74
United States dollar per British pound	$1.34	$1.29	$1.36
United States dollar per Canadian dollar	$0.77	$0.77	$0.76
United States dollar per Euro	$1.18	$1.13	$1.11

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth select financial data for the Company's reportable segments, including operating revenues by commodity group, for the years ended December 31, 2018, 2017 and 2016 (dollars in thousands) (prior period revenue amounts have not been adjusted under the modified retrospective method):

	December 31, 2018
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues by commodity group:
Agricultural Products	$122,832	$18,635	$4,567	$146,034
Autos & Auto Parts	21,568	—	—	21,568
Chemicals & Plastics	151,759	—	—	151,759
Coal & Coke	83,162	125,599	11,706	220,467
Food & Kindred Products	34,361	—	—	34,361
Intermodal	1,665	68,010	249,317	318,992
Lumber & Forest Products	91,928	—	—	91,928
Metallic Ores	13,940	33,808	—	47,748
Metals	126,579	—	—	126,579
Minerals & Stone	140,310	8,273	83,582	232,165
Petroleum Products	74,177	697	722	75,596
Pulp & Paper	121,600	—	—	121,600
Waste	29,049	—	—	29,049
Other	24,619	—	—	24,619
Total freight revenues	1,037,549	255,022	349,894	1,642,465
Freight-related revenues	257,162	41,252	273,181	571,595
All other revenues	64,159	5,404	64,927	134,490
Total operating revenues	$1,358,870	$301,678	$688,002	$2,348,550
Operating income	$343,112	$80,277	$123	$423,512
Depreciation and amortization	$165,625	$60,766	$36,825	$263,216
Interest expense, net	$40,827	$51,358	$12,278	$104,463
Provision for income taxes	$43,531	$8,694	$12,310	$64,535
Cash expenditures for additions to property & equipment, net of grants from outside parties	$182,645	$42,722	$38,208	$263,575

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2017
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues by commodity group:
Agricultural Products	$124,285	$22,562	$5,280	$152,127
Autos & Auto Parts	22,901	—	—	22,901
Chemicals & Plastics	148,252	—	—	148,252
Coal & Coke	75,935	117,678	9,972	203,585
Food & Kindred Products	33,424	—	—	33,424
Intermodal	980	69,433	253,854	324,267
Lumber & Forest Products	87,200	—	—	87,200
Metallic Ores	13,391	37,415	—	50,806
Metals	103,863	—	—	103,863
Minerals & Stone	130,511	6,878	68,760	206,149
Petroleum Products	68,388	687	—	69,075
Pulp & Paper	107,453	—	—	107,453
Waste	25,063	—	—	25,063
Other	19,710	—	—	19,710
Total freight revenues	961,356	254,653	337,866	1,553,875
Freight-related revenues	249,623	46,696	237,332	533,651
All other revenues	63,306	6,161	51,051	120,518
Total operating revenues	$1,274,285	$307,510	$626,249	$2,208,044
Operating income	$304,252	$77,251	$10,478	$391,981
Depreciation and amortization	$158,006	$61,142	$31,309	$250,457
Interest expense, net	$38,547	$54,718	$11,944	$105,209
(Benefit from)/provision for income taxes	$(266,063)	$6,110	$(1,306)	$(261,259)
Cash expenditures for additions to property & equipment, net of grants from outside parties	$166,685	$16,076	$25,462	$208,223

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues by commodity group:
Agricultural Products	$115,627	$17,511	$2,465	$135,603
Autos & Auto Parts	18,259	—	—	18,259
Chemicals & Plastics	137,712	—	—	137,712
Coal & Coke	74,664	11,112	14,982	100,758
Food & Kindred Products	33,549	—	—	33,549
Intermodal	99	66,761	262,977	329,837
Lumber & Forest Products	83,509	—	170	83,679
Metallic Ores	16,819	16,874	100	33,793
Metals	103,799	—	—	103,799
Minerals & Stone	114,185	7,634	56,631	178,450
Petroleum Products	70,519	730	—	71,249
Pulp & Paper	104,523	—	—	104,523
Waste	20,835	—	—	20,835
Other	19,520	—	—	19,520
Total freight revenues	913,619	120,622	337,325	1,371,566
Freight-related revenues	258,922	95,776	181,661	536,359
All other revenues	64,223	6,188	23,191	93,602
Total operating revenues	$1,236,764	$222,586	$542,177	$2,001,527
Operating income/(loss)	$319,661	$4,810	$(38,109)	$286,362
Depreciation and amortization	$147,527	$30,863	$26,798	$205,188
Interest expense, net	$40,985	$13,958	$19,591	$74,534
Provision for/(benefit from) income taxes	$80,701	$988	$(7,294)	$74,395
Cash expenditures for additions to property & equipment, net of grants from outside parties	$137,334	$11,285	$34,831	$183,450
The following table sets forth the cash and cash equivalents and property and equipment recorded in the consolidated balance sheets for each reportable segment as of December 31, 2018 and 2017 (dollars in thousands):

	December 31, 2018
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Cash and cash equivalents	$33,996	$26,902	$29,489	$90,387
Property and equipment, net	$3,679,279	$609,450	$324,285	$4,613,014

	December 31, 2017
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Cash and cash equivalents	$13,584	$52,407	$14,481	$80,472
Property and equipment, net	$3,657,801	$664,367	$334,753	$4,656,921

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Geographic Area Information
Operating revenues for each geographic area for the years ended December 31, 2018, 2017 and 2016 were as follows (dollars in thousands):

	2018		2017		2016
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Operating revenues:
United States	$1,249,095	53.2%	$1,176,674	53.3%	$1,142,141	57.1%
Non-United States:
Australia	$301,678	12.8%	$307,510	13.9%	$222,586	11.1%
Canada	109,775	4.7%	97,611	4.4%	94,623	4.7%
U.K.	555,563	23.7%	475,239	21.5%	378,551	18.9%
Netherlands	47,090	2.0%	78,819	3.6%	101,837	5.1%
Poland	74,294	3.1%	59,254	2.7%	46,428	2.3%
Other	11,055	0.5%	12,937	0.6%	15,361	0.8%
Total Non-United States	$1,099,455	46.8%	$1,031,370	46.7%	$859,386	42.9%
Total operating revenues	$2,348,550	100.0%	$2,208,044	100.0%	$2,001,527	100.0%
Property and equipment for each geographic area as of December 31, 2018 and 2017 were as follows (dollars in thousands):

	2018		2017
	Amount	% of Total	Amount	% of Total
Property and equipment located in:
United States	$3,449,739	74.8%	$3,404,204	73.1%
Non-United States:
Australia	$609,450	13.1%	$664,367	14.3%
Canada	229,540	5.0%	253,597	5.4%
U.K.	307,888	6.7%	317,495	6.8%
Other	16,397	0.4%	17,258	0.4%
Total Non-United States	$1,163,275	25.2%	$1,252,717	26.9%
Total property and equipment, net	$4,613,014	100.0%	$4,656,921	100.0%

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. QUARTERLY FINANCIAL DATA (unaudited):
The following table sets forth the Company's quarterly results for the years ended December 31, 2018 and 2017 (dollars in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018
Operating revenues	$574,661	$594,990	$603,304	$575,595
Operating income	$86,913	$103,125	$127,820	$105,654
Net income attributable to G&W	$75,098	$44,168	$69,590	$55,562
Basic earnings per common share attributable to G&W	$1.21	$0.74	$1.18	$0.96
Diluted earnings per common share attributable to G&W	$1.19	$0.73	$1.16	$0.94

2017
Operating revenues	$519,108	$540,433	$576,927	$571,576
Operating income	$75,900	$99,733	$109,842	$106,506
Net income attributable to G&W	$26,238	$46,007	$50,240	$426,566
Basic earnings per common share attributable to G&W	$0.43	$0.75	$0.82	$6.90
Diluted earnings per common share attributable to G&W	$0.42	$0.74	$0.80	$6.81
In addition to the Company's changes in operations as described in Note 3, Changes in Operations, the quarters shown were affected by the items below:
The first quarter of 2018 included (i) $31.6 million income tax benefit associated with the U.S. Short Line Tax Credit for fiscal year 2017 that was enacted in February 2018, (ii) $0.2 million after-tax restructuring and related costs and (iii) $0.1 million after-tax corporate development and related costs.
The second quarter of 2018 included (i) $7.6 million after-tax restructuring and related costs, primarily driven by the optimization activities in the U.K., (ii) $4.1 million income tax expense associated with uncertain tax deductions on intercompany financing arrangements in the U.K. previously recorded from March 25, 2015, the date of the Freightliner acquisition when the arrangements were established, through March 31, 2018, (iii) $2.3 million after-tax gain on settlement from the recovery of pre-petition claims associated with Arrium's voluntary administration (bankruptcy), (iv) $2.0 million after-tax credit facility refinancing-related costs, (v) $1.4 million loss on sale of ERS and (vi) $0.3 million after-tax corporate development and related costs.
The third quarter of 2018 included (i) $2.7 million after-tax restructuring and related costs, primarily driven by the optimization activities in the U.K., (ii) $1.6 million measurement period adjustment to the one-time transition (toll) tax on earnings of certain foreign subsidiaries, (iii) $0.3 million after-tax corporate development and related costs and (iv) $0.3 million after-tax gain on a settlement in Australia from the recovery of pre-petition claims associated with Arrium's voluntary administration.
The fourth quarter of 2018 included (i) $1.7 million after-tax restructuring and related costs, primarily in the U.K., (ii) $1.5 million after-tax lease return costs associated with two railroad leases in Canada that expired in the fourth quarter of 2018, (iii) $1.4 million of tax adjustments associated with prior periods and (iv) $1.0 million gain on sale of an investment.
The first quarter of 2017 included (i) $3.5 million after-tax restructuring costs and (ii) $3.2 million after-tax corporate development and related costs.
The second quarter of 2017 included (i) $2.7 million after-tax corporate development and related costs, (ii) $2.2 million after-tax restructuring costs, primarily associated with U.K./European Operations and (iii) $1.0 million after-tax gain on the sale of an investment in the United States.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The third quarter of 2017 included (i) $3.3 million of previously unrecognized tax benefits resulting from the lapse of the statute of limitations on acquired liabilities for uncertain tax positions, (ii) $2.2 million after-tax restructuring costs, primarily associated with U.K./European Operations and (iii) $1.8 million after-tax corporate development and related costs.
The fourth quarter of 2017 included (i) $372 million estimated income tax benefit primarily as a result of reducing the value of the Company's net deferred tax liabilities from a 35% U.S. federal tax rate to the newly enacted rate of 21% associated with the TCJA signed into law in December 2017, (ii) $8.9 million reduction to other expenses as a result of the buyout of the Freightliner deferred consideration agreements with former Freightliner management holders, (iii) $1.8 million after-tax Australia impairment and related charges, primarily related to the write-down of track assets on idle branch lines in South Australia, (iv) $1.2 million after-tax restructuring costs, primarily associated with U.K./European Operations, (v) $0.9 million reduction to expense associated with a prior year accrual established for the restructuring of the U.K. coal business and (vi) $0.7 million after-tax corporate development and related costs.
20. RECENTLY ISSUED ACCOUNTING STANDARDS:
Accounting Standards Not Yet Effective
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will require lessees to recognize leases on their balance sheets as a right-of-use asset with a corresponding liability. Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of 12 months or less. Additional qualitative and quantitative disclosures, including significant judgments made by management, will also be required. The Company will adopt the standard (as well as amendments issued related to Topic 842 since February 2016) effective beginning January 1, 2019, using the cumulative-effect adjustment transition method. In addition, the Company plans to elect the package of practical expedients permitted under the transition guidance, which among other things, allows the Company to carry forward the historical lease classification. In addition, the Company plans to make an accounting policy election to not recognize an asset and liability for leases with an initial term of 12 months or less. Those lease payments will be recognized in the consolidated statement of operations on a straight-line basis over the lease term.
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
The Company estimates the adoption of Topic 842 will result in the recognition of additional right-of-use assets and lease liabilities in the Company's consolidated balance sheet as a result of operating leases currently not recognized on the balance sheet of not more than 8% of the Company's total assets. No material cumulative-effect adjustments are expected. The Company does not believe the standard will materially impact its operating results or liquidity or have an impact on its debt covenant compliance under its current agreements.
In January 2017, the FASB issued ASU 2017-04, Intangibles–Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The amendments will become effective for the Company beginning January 1, 2020. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which requires assessment of credit losses on an expected model rather than an incurred loss model. The guidance requires the consideration of all available relevant information when estimating expected credit losses, including past events, current conditions and forecasts. The amendment will become effective for the Company beginning January 1, 2020. Early adoption is permitted as of January 1, 2019. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework–Changes to the Disclosure for Fair Value Measurement. The amendments modify the disclosure requirements for fair value measurements in ASC 820 based on revisions to the FASB Concepts Statement, Conceptual Framework for Financial Reporting (Concepts Statement), and cost/benefit considerations. The amendments will become effective for the Company beginning January 1, 2020. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its disclosure requirements.
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