Form 10-Q
period 2019-03-31
GENESEE & WYOMING INC
filed 2019-05-09
CIK 1012620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission File Number 001-31456
_________________________________________________________________________________________________________________

GENESEE & WYOMING INC.
(Exact name of registrant as specified in its charter)
_________________________________________________________________________________________________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Class A Common Stock	GWR	New York Stock Exchange (NYSE)
Shares of common stock outstanding as of the close of business on May 1, 2019:

Class	Number of Shares Outstanding
Class A Common Stock	56,517,254
Class B Common Stock	417,138

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
Forward-Looking Statements
This report and other documents referred to in this report contain forward-looking statements regarding future events and the future performance of Genesee & Wyoming Inc. that are based on current expectations, estimates and projections about our industry, our business and our performance, management's beliefs and assumptions made by management. Words such as "anticipates," "intends," "plans," "believes," "could," "should," "seeks," "expects," "will," "estimates," "trends," "outlook," variations of these words and similar expressions are intended to identify these forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast, including the following: risks related to the operation of our railroads; severe weather conditions and other natural occurrences, which could result in shutdowns, derailments, railroad network and port congestion or other substantial disruption of operations; customer demand and changes in our operations or loss of important customers; exposure to the credit risk of customers and counterparties; changes in commodity prices; consummation and integration of acquisitions; implementation of restructuring plans; economic, political and industry conditions, including employee strikes or work stoppages; retention and contract continuation; our ability to attract and retain skilled workers; legislative and regulatory developments, including changes in environmental and other laws and regulations to which we or our customers are subject; increased competition in relevant markets; funding needs and financing sources, including our ability to obtain government funding for capital projects; international complexities of operations, currency fluctuations, finance, tax and decentralized management; challenges of managing rapid growth, including retention and development of senior leadership; unpredictability of fuel costs; susceptibility to and outcome of various legal claims, lawsuits and arbitrations; increase in, or volatility associated with, expenses related to estimated claims, self-insured retention amounts and insurance coverage, collectability and limits; consummation of new business opportunities; decrease in revenues and/or increase in costs and expenses; susceptibility to the risks of doing business in foreign countries; uncertainties arising from a referendum in which voters in the United Kingdom (U.K.) approved an exit from the European Union (E.U.), commonly referred to as Brexit; our ability to integrate acquired businesses successfully or to realize the expected synergies associated with acquisitions; risks associated with our substantial indebtedness; failure to maintain satisfactory working relationships with partners in Australia; failure to maintain an effective system of internal control over financial reporting as well as disclosure controls and procedures and other risks including, but not limited to, those set forth in Part II Item 1A of this Quarterly Report on Form 10-Q, if any, and those noted in our 2018 Annual Report on Form 10-K under "Risk Factors." Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Forward-looking statements speak only as of the date of this report or as of the date they were made. We do not undertake, and expressly disclaim, any duty to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2019 and DECEMBER 31, 2018 (Unaudited)
(dollars in thousands, except per share and share amounts)

	March 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$70,108	$90,387
Accounts receivable, net	439,527	426,305
Materials and supplies	59,368	56,716
Prepaid expenses and other	66,125	54,185
Total current assets	635,128	627,593
PROPERTY AND EQUIPMENT, net	4,643,936	4,613,014
GOODWILL	1,120,212	1,115,849
INTANGIBLE ASSETS, net	1,429,602	1,430,197
DEFERRED INCOME TAX ASSETS, net	5,261	4,616
OTHER ASSETS	547,669	77,192
Total assets	$8,381,808	$7,868,461
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$26,522	$28,303
Accounts payable	282,917	288,070
Accrued expenses	232,731	165,280
Total current liabilities	542,170	481,653
LONG-TERM DEBT, less current portion	2,391,695	2,425,235
DEFERRED INCOME TAX LIABILITIES, net	886,183	877,721
DEFERRED ITEMS - grants from outside parties	328,347	326,520
OTHER LONG-TERM LIABILITIES	576,133	127,280
COMMITMENTS AND CONTINGENCIES
EQUITY:
Class A Common Stock, $0.01 par value, one vote per share; 180,000,000 shares authorized at March 31, 2019 and December 31, 2018; 75,505,245 and 75,240,513 shares issued and 56,502,770 and 56,349,327 shares outstanding (net of 19,002,475 and 18,891,186 shares in treasury) on March 31, 2019 and December 31, 2018, respectively	755	752
Class B Common Stock, $0.01 par value, ten votes per share; 30,000,000 shares authorized at March 31, 2019 and December 31, 2018; 417,138 and 517,138 shares issued and outstanding on March 31, 2019 and December 31, 2018, respectively	4	5
Additional paid-in capital	1,790,126	1,785,005
Retained earnings	2,519,854	2,482,252
Accumulated other comprehensive loss	(153,445)	(146,456)
Treasury stock, at cost	(708,482)	(699,852)
Total Genesee & Wyoming Inc. stockholders' equity	3,448,812	3,421,706
Noncontrolling interest	208,468	208,346
Total equity	3,657,280	3,630,052
Total liabilities and equity	$8,381,808	$7,868,461
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 and 2018 (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2019	2018
OPERATING REVENUES	$558,089	$574,661
OPERATING EXPENSES:
Labor and benefits	184,308	183,716
Equipment rents	32,233	34,087
Purchased services	51,248	64,102
Depreciation and amortization	62,626	65,990
Diesel fuel used in train operations	44,637	46,151
Electricity used in train operations	2,324	2,234
Casualties and insurance	11,372	9,966
Materials	31,220	32,469
Trackage rights	21,640	20,978
Net gain on sale and impairment of assets	(1,490)	(1,036)
Restructuring and related costs	7,634	283
Other expenses, net	30,627	28,808
Total operating expenses	478,379	487,748
OPERATING INCOME	79,710	86,913
Interest income	547	498
Interest expense	(27,610)	(25,236)
Other income/(loss), net	419	(2,040)
Income before income taxes	53,066	60,135
(Provision for)/benefit from income taxes	(14,260)	15,890
Net income	$38,806	$76,025
Less: Net income attributable to noncontrolling interest	100	927
Net income attributable to Genesee & Wyoming Inc.	$38,706	$75,098
Basic earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:	$0.69	$1.21
Weighted average shares – Basic	56,368	61,918
Diluted earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:	$0.68	$1.19
Weighted average shares – Diluted	57,132	62,887
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2019 and 2018 (Unaudited)
(dollars in thousands)

	Three Months Ended
	March 31,
	2019	2018
NET INCOME	$38,806	$76,025
OTHER COMPREHENSIVE INCOME/(LOSS):
Foreign currency translation adjustment	7,019	(617)
Net unrealized (loss)/gain on qualifying cash flow hedges, net of tax benefit/(provision) of $4,226 and ($2,150), respectively	(12,974)	6,901
Changes in pension and other postretirement benefits, net of tax benefit/(provision) of $89 and ($14), respectively	(216)	43
Other comprehensive (loss)/income	(6,171)	6,327
COMPREHENSIVE INCOME	$32,635	$82,352
Less: Comprehensive income/(loss) attributable to noncontrolling interest	918	(3,091)
COMPREHENSIVE INCOME ATTRIBUTABLE TO GENESEE & WYOMING INC.	$31,717	$85,443
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2019 and 2018 (Unaudited)
(dollars in thousands)

	G&W Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Non-controlling Interest	Total Equity
BALANCE, December 31, 2017	$748	$7	$1,757,332	$2,234,864	$(105,534)	$(236,951)	$245,626	$3,896,092
Net income	—	—	—	75,098	—	—	927	76,025
Other comprehensive income/(loss)	—	—	—	—	10,345	—	(4,018)	6,327
Value of stock issued for stock-based compensation - 115,897 shares Class A Common Stock	1	—	1,049	—	—	—	—	1,050
Compensation cost related to stock-based compensation	—	—	4,056	—	—	—	—	4,056
Value of treasury stock repurchased - 832,232 shares	—	—	—	—	—	(60,175)	—	(60,175)
Amounts reclassified from accumulated other comprehensive loss to retained earnings related to the United States Tax Cuts and Jobs Act	—	—	—	2,970	(2,970)	—	—	—
Other	—	—	—	—	—	—	1	1
BALANCE, March 31, 2018	$749	$7	$1,762,437	$2,312,932	$(98,159)	$(297,126)	$242,536	$3,923,376

	G&W Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total Equity
BALANCE, December 31, 2018	$752	$5	$1,785,005	$2,482,252	$(146,456)	$(699,852)	$208,346	$3,630,052
Net income	—	—	—	38,706	—	—	100	38,806
Other comprehensive (loss)/income	—	—	—	—	(6,989)	—	818	(6,171)
Conversion of 100,000 shares Class B Common Stock to Class A Common Stock	1	(1)	—	—	—	—	—	—
Value of stock issued for stock-based compensation - 164,732 shares Class A Common Stock	2	—	2,069	—	—	—	—	2,071
Compensation cost related to stock-based compensation	—	—	3,884	—	—	—	—	3,884
Value of treasury stock repurchased - 111,289 shares	—	—	—	—	—	(8,630)	—	(8,630)
Other	—	—	(832)	(1,104)	—	—	(796)	(2,732)
BALANCE, March 31, 2019	$755	$4	$1,790,126	$2,519,854	$(153,445)	$(708,482)	$208,468	$3,657,280
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 and 2018 (Unaudited)
(dollars in thousands)

	Three Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$38,806	$76,025
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,626	65,990
Stock-based compensation	3,880	4,052
Deferred income taxes	9,312	(24,148)
Net gain on sale and impairment of assets	(1,490)	(1,036)
Changes in assets and liabilities which provided/(used) cash:
Accounts receivable, net	4,393	(6,299)
Materials and supplies	(1,972)	2,593
Prepaid expenses and other	819	(7,025)
Accounts payable and accrued expenses	(21,062)	(12,381)
Other assets and liabilities, net	8,077	3,588
Net cash provided by operating activities	103,389	101,359
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(67,788)	(58,222)
Grant proceeds from outside parties	6,495	5,934
Insurance proceeds for replacement of assets	—	1,600
Proceeds from disposition of property and equipment	2,594	1,423
Net cash used in investing activities	(58,699)	(49,265)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on revolving line-of-credit, long-term debt and finance lease obligations	(155,045)	(121,850)
Proceeds from revolving line-of-credit and long-term borrowings	95,951	176,840
Common share repurchases	(4,796)	(57,376)
Installment payments on Freightliner deferred consideration	—	(6,255)
Other financing related activities, net	(1,989)	(1,973)
Net cash used in financing activities	(65,879)	(10,614)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	910	(562)
(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(20,279)	40,918
CASH AND CASH EQUIVALENTS, beginning of period	90,387	80,472
CASH AND CASH EQUIVALENTS, end of period	$70,108	$121,390
The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:
The interim consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and are unaudited. They do not contain all disclosures which would be required in a full set of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, the unaudited financial statements for the three months ended March 31, 2019 and 2018 are presented on a basis consistent with the audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods presented. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The consolidated balance sheet data for 2018 was derived from the audited financial statements in the Company's 2018 Annual Report on Form 10-K, but does not include all disclosures required by U.S. GAAP.
The results of operations of the foreign entities are maintained in the local currency of the respective subsidiary and translated into United States dollars at the applicable exchange rates for inclusion in the consolidated financial statements. As a result, any appreciation or depreciation of these currencies against the United States dollar will impact the Company's results of operations.
The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2018 included in the Company's 2018 Annual Report on Form 10-K.
When comparing the Company's results of operations from one reporting period to another, it is important to consider that the Company has historically experienced fluctuations in revenues and expenses due to acquisitions and divestitures, changing economic conditions, fluctuations in commodity prices, competitive forces, changes in foreign currency exchange rates, rail network issues and congestion, the ability to attract and retain skilled workers, one-time freight moves, fuel price fluctuations, customer plant expansions and shutdowns, sales of property and equipment, derailments and weather-related conditions, such as hurricanes, cyclones, tornadoes, high winds, droughts, heavy snowfall, unseasonably hot or cold weather, freezing and flooding, among other factors. In periods when these events occur, the Company's results of operations are not easily comparable from one period to another. Finally, certain of the Company's railroads have commodity shipments that are sensitive to general economic conditions, global commodity prices and foreign exchange rates, such as steel products, iron ore, paper products, lumber and forest products and agricultural products, as well as product specific market conditions, such as the availability of lower priced alternative sources of power generation (coal) and energy commodity price differentials (crude oil and natural gas liquids) or congestion at ports (intermodal). Other shipments are relatively less affected by economic conditions and are more closely affected by other factors, such as winter weather (salt) and seasonal rainfall (agricultural products). As a result of these and other factors, the Company's results of operations in any reporting period may not be directly comparable to the Company's results of operations in other reporting periods.
2. CHANGES IN OPERATIONS:
North American Operations
Canada Lease Expirations: Two of the Company's short line railroad leases in Canada (Goderich-Exeter Railway (GEXR) and Southern Ontario Railway (SORR)) expired at the end of 2018. The Company's results for the three months ended March 31, 2018 included $5.5 million of revenues and no material impact on operating income from these leased railroads.
U.K./European Operations
U.K. Operations Optimization: In May 2018, the Company began a program to restructure and further optimize its operations in the U.K., which it intends to complete by 2020. The program includes the rationalization of the locomotive and railcar fleet, management restructuring (following the U.K. consultative process) and technology investments to upgrade systems to enhance productivity and service quality.

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Restructuring and related costs associated with the optimization are expected to be approximately $34 million (at an exchange rate of $1.30 for one British pound) and are comprised of the following (dollars in thousands):

	Three Months Ended March 31, 2019	Total Costs Incurred Through March 31, 2019	Estimated Total Restructuring and Related Costs
Rationalization of locomotive and railcar fleet	$—	$6,301	$8,000
Management restructuring(a)	4,083	8,723	12,000
Productivity and automation investments	1,413	5,456	14,000
Total	$5,496	$20,480	$34,000

(a)	Subject to requisite U.K. consultative process.
Changes in restructuring and related liabilities for the U.K. Operations Optimization program for the three months ended March 31, 2019 was as follows (dollars in thousands):

	Rationalization of Locomotive and Railcar Fleet	Management Restructuring	Productivity and Automation Investments	Total
Restructuring and related liabilities as of December 31, 2018	$4,094	$982	$—	$5,076
Restructuring and related costs incurred	—	4,083	1,413	5,496
Cash payments	(352)	(3,478)	(1,413)	(5,243)
Non-cash settlements	—	—	—	—
Restructuring and related liabilities as of March 31, 2019	$3,742	$1,587	$—	$5,329
Continental Europe Intermodal Business: On June 5, 2018, the Company sold its Continental Europe intermodal business, ERS Railways B.V. (ERS), for gross cash proceeds of €11.2 million (or $13.1 million at the exchange rate on June 5, 2018) or €6.8 million (or $7.9 million at the exchange rate on June 5, 2018) net of €4.4 million (or $5.2 million at the exchange rate on June 5, 2018) of cash on hand that transferred to the buyer. The Company's results for the three months ended March 31, 2018 included $14.7 million of revenues and no material impact on operating income from ERS.
3. EARNINGS PER COMMON SHARE:
The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2019 and 2018 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2019	2018
Numerators:
Net income attributable to Genesee & Wyoming Inc.	$38,706	$75,098
Denominators:
Weighted average Class A common shares outstanding – Basic	56,368	61,918
Weighted average Class B common shares outstanding	498	701
Dilutive effect of employee stock-based awards	266	268
Weighted average shares – Diluted	57,132	62,887
Earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:
Basic earnings per common share	$0.69	$1.21
Diluted earnings per common share	$0.68	$1.19

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following total number of shares of Class A Common Stock issuable under the assumed exercise of stock-based awards computed based on the treasury stock method were excluded from the calculation of diluted earnings per common share, as the effect of including these shares would have been antidilutive (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Antidilutive shares	717	945

Share Repurchase
In October 2018, the Company completed its $300 million share repurchase program that had been approved in 2015, and the Company's Board of Directors authorized a new $500 million share repurchase program of Class A Common Stock, subject to certain limitations under the Company's credit facility. The table below presents information regarding shares repurchased by the Company under the share repurchase programs during the three months ended March 31, 2019 and 2018 (in thousands, except for per share amounts):

	Three Months Ended
	March 31,
	2019	2018
Class A Common Stock repurchased	65	793
Average price paid per share of Class A Common Stock repurchased	$73.94	$72.35
Repurchased shares are recorded in treasury stock, at cost, which includes any applicable commissions and fees. As of March 31, 2019, the remaining amount authorized for repurchase under the $500 million share repurchase program was $335.0 million.
4. ACCOUNTS RECEIVABLE:
Accounts receivable consisted of the following as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019	December 31, 2018
Accounts receivable – trade	$399,157	$397,255
Accounts receivable – grants from outside parties	17,263	19,376
Accounts receivable – insurance and other third-party claims	33,575	19,729
Total accounts receivable	449,995	436,360
Less: Allowance for doubtful accounts	(10,468)	(10,055)
Accounts receivable, net	$439,527	$426,305
The timing of revenue recognition, billings and cash collections result in trade accounts receivable, contract assets and contract liabilities. The Company’s contract assets and liabilities are typically short-term in nature, with terms settled within a 12-month period. The Company had no material contract assets or contract liabilities recorded on the consolidated balance sheet as of March 31, 2019 or December 31, 2018.
Grants from Outside Parties
The Company periodically receives grants for the upgrade and construction of rail lines and the upgrade of locomotives from federal, provincial, state and local agencies in the United States and provinces in Canada in which the Company operates.
These grants typically reimburse the Company for 50% to 100% of the actual cost of specific projects. In total, the Company received grant proceeds of $6.5 million and $5.9 million for the three months ended March 31, 2019 and 2018, respectively, from such grant programs. The proceeds were presented as cash inflows from investing activities within the statement of cash flows for each of the applicable periods. The Company records additions to property and equipment for its grant-funded projects and defers the amount of the grants. The amortization of deferred grants is a non-cash offset to depreciation expense over the useful lives of the related assets.

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table sets forth the offset to depreciation expense from the amortization of deferred grants recorded by the Company during the three months ended March 31, 2019 and 2018, (dollars in thousands):

	Three Months Ended
	March 31,
	2019	2018
Amortization of deferred grants	$3,508	$2,467
Insurance and Third-Party Claims
The increase in the balance of the accounts receivable from insurance and other third-party claims for the three months ended March 31, 2019 was primarily related to the anticipated insurance recovery associated with a personal injury that occurred in the U.K. in 2019. The receivable and the associated claim liability were recorded on the balance sheet as of March 31, 2019.
5. LEASES:
On January 1, 2019, the Company adopted Accounting Standards Update (ASU) 2016-02, Leases (the New Standard), and all related amendments, which supersedes the previous lease guidance, using the transition method with the election not to adjust comparative periods. The New Standard requires lessees to recognize leases on their balance sheet as a right-of-use (ROU) asset with a corresponding lease liability. The adoption resulted in the recognition of ROU assets included in other assets and lease liabilities included in accrued expenses and other long-term liabilities of approximately $495 million in the Company's consolidated balance sheet, each as a result of the new requirement to recognize operating leases. No material cumulative-effect adjustment was recognized in retained earnings, and the adoption did not materially impact operating results, liquidity or the Company's debt-covenant compliance under these agreements. The Company continues to recognize its capital leases on the balance sheet but these leases are now referred to as "finance" leases, as required by the New Standard.
The Company enters into leases for railcars, locomotives and other equipment as well as real property. These leases may contain variable payments that vary with rate or index changes or include payment of a per car fee or per mile fee to use the track under variable lease contracts. The Company may receive rent holidays and other incentives provided by the landlord on lease agreements. On occasion the Company subleases assets to other parties.
As of January 1, 2019, the Company adopted a number of practical expedients and exemptions included in the New Standard, which were intended to reduce the cost and complexity of complying with the transition requirements. The Company chose the following practical expedients and exemptions in setting its accounting policy elections for transition to:

1.	Not recognize an asset and liability for leases of all asset classes with a term of 12 months or less;

2.
Carry forward the historical lease classification and not reassess its existing contracts to determine whether the arrangements contained a lease or whether initial direct costs qualified for capitalization;

3.	Not separate lease and non-lease components; and

4.	Carry forward its current accounting treatment for land easements on existing agreements.
Lease contracts may include one or more renewal options, with renewal terms from one to fifty years or more. Leases may also include options to terminate the arrangement or options to purchase the underlying lease property. The exercise of lease options are generally at the discretion of the Company's management team. The Company determines the expected term of a lease and includes options that are reasonably certain to be exercised in the calculation of its right-of-use assets and lease liabilities.
The determination of whether a contract contains a lease, as well as the analysis regarding the allocation of consideration in a contract between lease and non-lease components, is performed on a case by case basis and considers the nature and interdependency of the individual assets in the arrangement. The Company generally accounts for lease assets as a single component as the assets in most agreements are highly interrelated and dependent upon each other to fulfill the arrangement.
As the implicit rate is not readily determinable in most of the Company's lease agreements, the Company uses its estimated secured incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the Company's lease assets and liabilities recorded in the consolidated balance sheet as of March 31, 2019 (dollars in thousands):

	Balance Sheet Location	March 31, 2019
Lease right-of-use assets:
Operating lease assets	Other assets	$495,399
Finance lease assets, net	Property and equipment, net(a)	74,816
Total lease assets		$570,215
Lease liabilities:
Current
Operating lease liabilities	Accrued expenses	$62,759
Finance lease liabilities	Current portion of long-term debt	9,786
Non-current
Operating lease liabilities	Other long-term liabilities	431,218
Finance lease liabilities	Long-term debt, less current portion	60,955
Total lease liabilities		$564,718

(a)	Net of $25.6 million of accumulated amortization as of March 31, 2019, which was recognized in depreciation and amortization expense within the Company's consolidated statement of operations.
The following table summarizes the components of lease expense for the three months ended March 31, 2019 (dollars in thousands):

	Location of Amount Recognized in Earnings	Three Months Ended
		March 31, 2019
Finance leases:
Amortization of right-of-use assets	Depreciation and amortization	$1,873
Interest on lease liability	Interest expense	826
Total finance lease cost		$2,699
Operating leases:
Operating lease cost	Equipment rents/Trackage rights	$21,760
Short-term lease cost	Equipment rents/Trackage rights	1,355
Variable lease cost	Equipment rents/Trackage rights	704
Sublease income (gross basis)	Operating revenues	(723)
Total operating lease cost		$23,096
Total lease cost		$25,795

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The maturities of lease liabilities under the New Standard based on the Company's reasonably certain holding period for each lease were as follows as of March 31, 2019 (dollars in thousands):

	Finance Leases	Operating Leases
Maturity of lease liabilities:
2019 (remainder)	$7,590	$65,831
2020	18,859	68,232
2021	9,886	60,260
2022	14,281	50,476
2023	9,969	42,357
Thereafter	20,726	536,872
Total lease payments	81,311	824,028
Less: Imputed interest	10,570	330,051
Total lease liabilities	$70,741	$493,977
The following is a summary of future minimum lease payments based on the minimum non-cancelable lease term as required under previous guidance for capital and operating leases as of December 31, 2018 (dollars in thousands):

	Capital	Operating
2019	$11,405	$82,191
2020	17,261	63,062
2021	8,668	54,305
2022	9,625	44,739
2023	10,780	35,919
Thereafter	13,988	383,739
Total minimum payments	$71,727	$663,955
The following table presents supplemental cash flow and other information for the Company's leases as of and for the three months ended March 31, 2019 (dollars in thousands):

Three Months Ended
March 31, 2019
Cash flow information:
Cash paid for operating leases included in operating activities	$23,126
Cash paid for finance leases included in operating activities	$722
Cash paid for finance leases included in financing activities	$2,288

Weighted average remaining lease term (in years):
Operating leases	27.0
Finance leases	5.9

Weighted average discount rate:
Operating leases	3.9%
Finance leases	5.0%

New leases:
Right-of-use assets obtained in exchange for operating lease liabilities	$15,038
Right-of-use assets obtained in exchange for finance lease liabilities	$9,926

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

6. DERIVATIVE FINANCIAL INSTRUMENTS:
The Company actively monitors its exposure to interest rate and foreign currency exchange rate risks and uses derivative financial instruments to manage the impact of risks associated with underlying interest rate and foreign exchange rate exposures. The Company's use of these derivative financial instruments may result in short-term gains or losses and increased earnings volatility. The instruments held by the Company are recorded in the consolidated balance sheets at fair value in prepaid expenses and other, other assets, accrued expenses or other long-term liabilities.
The Company may designate derivatives as a hedge of a forecasted transaction or a hedge of the variability of the cash flows to be received or paid in the future related to a recognized asset or liability (cash flow hedge). The portion of the changes in the fair value of the derivative used as a cash flow hedge that is offset by changes in the expected cash flows related to a recognized asset or liability is recorded in other comprehensive income/(loss) (OCI). Amounts recorded in OCI may be realized and reported in the consolidated statements of operations on the same line item as the hedged item in the event the hedged item is settled, did not or is no longer expected to occur or if the hedging relationship is no longer effective.
The Company matches the hedge instrument to the underlying hedged item (assets, liabilities, firm commitments or forecasted transactions). At inception of the hedge and at least quarterly thereafter, the Company assesses whether the derivatives used to hedge transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. When it is determined that a derivative instrument ceases to be a highly effective hedge of the underlying transaction, the Company discontinues hedge accounting, and any gains or losses on the derivative instrument thereafter are recognized in earnings during the period in which it no longer qualifies for hedge accounting.
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
The following table summarizes the fair value of the Company's derivative instruments recorded in the consolidated balance sheets as of March 31, 2019 and December 31, 2018 (dollars in thousands):

		Fair Value
	Balance Sheet Location	March 31, 2019	December 31, 2018
Asset Derivatives:
Derivatives designated as hedges:
British pound forward contracts	Prepaid expenses and other	$23,198	$—
British pound forward contracts	Other assets	—	26,011
Total derivatives designated as hedges		$23,198	$26,011
Derivatives not designated as hedges:
Cross-currency swap contract	Prepaid expenses and other	$13,648	$19,684
Total derivatives not designated as hedges		$13,648	$19,684

Liability Derivatives:
Derivatives designated as hedges:
Interest rate swap agreements	Accrued expenses	$3,864	$1,954
British pound forward contracts	Accrued expenses	191	—
Interest rate swap agreements	Other long-term liabilities	28,323	12,441
British pound forward contracts	Other long-term liabilities	—	59
Total derivatives designated as hedges		$32,378	$14,454

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table shows the effect of the Company's derivative instruments designated as cash flow hedges for the three months ended March 31, 2019 and 2018 in OCI (dollars in thousands):

	Total Cash Flow Hedge OCI Activity, Net of Tax
	Three Months Ended
	March 31,
	2019	2018
Derivatives Designated as Cash Flow Hedges:
Effective portion of net changes in fair value recognized in OCI, net of tax:
Interest rate swap agreements	$(13,406)	$6,892
British pound forward contracts, net (a)	432	9
	$(12,974)	$6,901

(a)
The three months ended March 31, 2019 represented a net gain of $2.8 million for the mark-to-market of the U.K. intercompany loan, partially offset by a net loss of $2.4 million for the mark-to-market of the British pound forward contracts. The three months ended March 31, 2018 represented a net gain of $5.5 million for the mark-to-market of the U.K. intercompany loan, offset by a net loss of $5.5 million for the mark-to-market of the British pound forward contracts.

The following table shows the effect of the Company's derivative instruments not designated as hedges for the three months ended March 31, 2019 and 2018 in the consolidated statements of operations (dollars in thousands):

		Amount Recognized in Earnings
	Location of Amount Recognized in Earnings	Three Months Ended
		March 31,
		2019	2018
Derivative Instruments Not Designated as Hedges:
Cross-currency swap agreements, net (a)	Other income/(loss), net	$(2,485)	$(2,762)
		$(2,485)	$(2,762)

(a)
The three months ended March 31, 2019 represented a net loss of $7.4 million for the mark-to-market of the Swaps, partially offset by a net gain of $4.9 million for the mark-to-market of the GRail Intercompany Loan. The three months ended March 31, 2018 represented a net loss of $8.2 million for the mark-to-market of the GRail Intercompany Loan, offset by a net gain of $5.4 million for the mark-to-market of the Swaps.

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
The following table summarizes the terms of the Company's outstanding interest rate swap agreements entered into to manage the Company's exposure to changes in interest rates on its variable rate debt (amounts in thousands):

Effective Date	Expiration Date	Notional Amount		Pay Fixed Rate	Receive Variable Rate
12/1/2016	12/1/2021	A$	517,500	2.44%	AUD-BBR
8/31/2018	8/31/2021 - 8/31/2048		$500,000	2.70% - 2.87%	1-month LIBOR
During each of the three months ended March 31, 2019 and 2018, $0.5 million of existing net losses associated with the Company's interest rate swaps were realized and recorded as interest expense in the consolidated statements of operations. Based on the Company's fair value assumptions as of March 31, 2019, it expects to realize $4.0 million of existing net losses that are reported in accumulated other comprehensive loss (AOCL) into earnings within the next 12 months. See Note 11, Accumulated Other Comprehensive Loss, for additional information regarding the Company's cash flow hedges.

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Foreign Currency Exchange Rate Risk
As of March 31, 2019, the Company's foreign subsidiaries had $1.0 billion of third-party debt, including finance leases, denominated in the local currencies in which the Company's foreign subsidiaries operate, including the Australian dollar, the British pound, the Canadian dollar and the Euro. The debt service obligations associated with this foreign currency debt are generally funded directly from those foreign operations. As a result, foreign currency risk related to this portion of the Company's debt service payments is limited. However, in the event the foreign currency debt service is not paid by the Company's foreign subsidiaries and is paid by its United States subsidiaries, the Company may face exchange rate risk if the Australian dollar, the British pound, the Canadian dollar or the Euro were to appreciate relative to the United States dollar and require higher United States dollar equivalent cash.
The Company is also exposed to foreign currency exchange rate risk, including non-functional currency intercompany debt, typically associated with acquisitions and any timing difference between announcement and closing of an acquisition of a foreign business. To mitigate currency exposures related to non-functional currency denominated intercompany debt, foreign currency forward contracts or cross-currency swaps may be entered into for periods consistent with the underlying debt. In cases where foreign currency forward contracts or cross-currency swaps do not qualify for hedge accounting, the gains or losses from changes in the fair value are recognized in current period earnings within other income/(loss), net.
In 2015, the Company, in conjunction with the acquisition of Freightliner Group Limited (Freightliner) in the U.K., transferred cash from the United States to the U.K. through an intercompany loan with a notional amount of £120.0 million (or $181.0 million at the exchange rate on the effective date of the loan). The loan and its associated accrued interest as of March 31, 2019 of £32.6 million (or $42.4 million at the exchange rate on March 31, 2019) are each expected to remain outstanding until maturity of the loan. To mitigate the foreign currency exchange rate risk related to this non-functional currency intercompany loan and the related interest, the Company entered into British pound forward contracts, which are accounted for as cash flow hedges.
As of March 31, 2019, the Company's outstanding British Pound forwards had a notional amount of £152.6 million with a settlement date of March 31, 2020 and exchange rates ranging from 1.28 to 1.57 GBP to USD.
During each of the three months ended March 31, 2019 and 2018, $0.2 million of net gains were recorded as interest income in the consolidated statements of operations. Based on the Company's fair value assumptions as of March 31, 2019, it expects to realize $0.8 million of existing net gains that are reported in AOCL into earnings within the next 12 months. See Note 11, Accumulated Other Comprehensive Loss, for additional information regarding the Company's cash flow hedges.
In 2016, in conjunction with an acquisition in Australia, the Company's subsidiaries, G&W Australia Holdings LP (GWAHLP) and GWI Holding B.V. (GWBV), entered into an A$248.9 million non-recourse subordinated partner loan agreement (GRail Intercompany Loan), which is eliminated in consolidation. To mitigate the foreign currency exchange rate risk related to the non-functional currency intercompany loan, the Company entered into two Euro/Australian dollar floating-to-floating cross-currency swap agreements (the Swaps) on December 22, 2016, which effectively convert the A$248.9 million intercompany loan receivable in the Netherlands into a €171.7 million loan receivable. These agreements do not qualify as hedges for accounting purposes and, accordingly, mark-to-market changes in the fair value of the Swaps relative to the underlying GRail Intercompany Loan will be recorded over the life of the agreements, which expire on June 30, 2019.
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
During the three months ended March 31, 2019 and 2018, $2.5 million and $2.8 million of net expense, respectively, was realized within other income/(loss), net in the consolidated statement of operations as a result of the mark-to-market impact of the GRail Intercompany Loan compared to the mark-to-market of the Swaps. Over the life of the Swaps, the Company expects the cumulative impact of net gains and losses from the mark-to-market of the GRail Intercompany Loan and Swaps to be approximately zero.

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. FAIR VALUE OF FINANCIAL INSTRUMENTS:
The following table presents the Company's financial instruments carried at fair value using Level 2 inputs as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019	December 31, 2018
Financial instruments carried at fair value using Level 2 inputs:
Financial assets carried at fair value:
British pound forward contracts	$23,198	$26,011
Cross-currency swap contracts	13,648	19,684
Total financial assets carried at fair value	$36,846	$45,695
Financial liabilities carried at fair value:
Interest rate swap agreements	$32,187	$14,395
British pound forward contracts	191	59
Total financial liabilities carried at fair value	$32,378	$14,454
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
The following table presents the carrying value, net of debt issuance costs and fair value using Level 2 inputs of the Company's financial instruments carried at historical cost as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities carried at historical cost:
United States term loan	$1,296,110	$1,296,905	$1,295,672	$1,296,079
U.K. term loan	321,703	318,286	315,524	319,556
Australian credit agreement	450,542	458,522	450,252	457,978
Australia subordinated shareholder loan from MIRA	169,082	167,760	167,796	166,974
Revolving credit facility	107,618	111,057	160,033	163,662
Other debt	2,422	2,420	2,356	2,352
Total	$2,347,477	$2,354,950	$2,391,633	$2,406,601
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

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables summarize the components of the Pension Program related to the net benefit costs recognized in labor and benefits and other income/(loss), net in the Company's consolidated statements of operations for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended
	March 31,
	2019	2018
Operating expense:
Service cost(a)	$3,440	$3,872
Nonoperating income, net:
Interest cost	2,366	2,556
Expected return on plan assets	(4,391)	(4,905)
Amortization of prior year service cost	44	—
Total nonoperating income, net(b)	(1,981)	(2,349)
Net periodic benefit cost	$1,459	$1,523
(a) Included in labor and benefits within the Company’s consolidated statement of operations.
(b) Included in other income/(loss), net within the Company’s consolidated statement of operations.
During the three months ended March 31, 2019, the Company contributed £1.6 million (or $2.1 million at the exchange rate when the payments were made) to fund the Pension Program. The Company expects to contribute £5.4 million (or $7.0 million at the March 31, 2019 exchange rate) to the Pension Program for the remainder of 2019. The Pension Program's assets may undergo significant changes over time as a result of market conditions, and its assets and liabilities are formally valued on an independent actuarial basis every three years to assess the adequacy of funding levels. A key element of the valuation process is an assessment of the creditworthiness of the participating employer. In the event that the Pension Program's projected assets and liabilities reveal additional funding requirements, the shared cost arrangement generally means that the Company will be required to pay 60% of any additional contributions, with active members contributing the remaining 40%, in each case over an agreed recovery period. If the Pension Program was to be terminated and wound up, any deficit would fall entirely on the Company and could not be shared with active members. Currently, the Company has no intention of terminating the Pension Program.
9. INCOME TAXES:
The Company's provision for income taxes for the three months ended March 31, 2019 was $14.3 million, compared with a benefit from income taxes of $15.9 million for the three months ended March 31, 2018. The Company's effective income tax rate for the three months ended March 31, 2019 was 26.9%. The Company's provision for income taxes for the three months ended March 31, 2018 included a $31.6 million benefit from the retroactive extension of the United States Short Line Tax Credit for fiscal year 2017, which was enacted in February 2018. Excluding the benefit from the retroactive extension, the effective income tax rate for the three months ended March 31, 2018 was 26.2%.
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
11. ACCUMULATED OTHER COMPREHENSIVE LOSS:
The following tables set forth the components of AOCL attributable to Genesee & Wyoming Inc. included in the consolidated balance sheets and consolidated statements of comprehensive income (dollars in thousands):

	Foreign Currency Translation Adjustment	Defined Benefit Plans		Net Unrealized Gain/(Loss) on Cash Flow Hedges		Accumulated Other Comprehensive Loss
Balance, December 31, 2018	$(144,503)	$11,120		$(13,073)		$(146,456)
Other comprehensive income/(loss) before reclassifications	5,432	—		(11,990)		(6,558)
Amounts reclassified from accumulated other comprehensive loss, net of tax benefit of $89 and $91, respectively	—	(216)	(a)	(215)	(b)	(431)
Current period change	5,432	(216)		(12,205)		(6,989)
Balance, March 31, 2019	$(139,071)	$10,904		$(25,278)		$(153,445)

	Foreign Currency Translation Adjustment	Defined Benefit Plans		Net Unrealized Gain/(Loss) on Cash Flow Hedges		Accumulated Other Comprehensive Loss
Balance, December 31, 2017	$(74,617)	$(19,601)		$(11,316)		$(105,534)
Other comprehensive income before reclassifications	3,401	—		7,149		10,550
Amounts reclassified from accumulated other comprehensive loss, net of tax (provision)/benefit of ($14) and $89, respectively	—	43	(a)	(248)	(b)	(205)
Current period change	3,401	43		6,901		10,345
Amounts reclassified from accumulated other comprehensive loss to retained earnings related to the United States Tax Cuts and Jobs Act	—	(132)		(2,838)		(2,970)
Balance, March 31, 2018	$(71,216)	$(19,690)		$(7,253)		$(98,159)

(a)	Existing net gains/(losses) realized were recorded in labor and benefits on the consolidated statements of operations.

(b)	Existing net gains/(losses) realized were recorded in interest expense on the consolidated statements of operations (see Note 6, Derivative Financial Instruments).

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Comprehensive Income/(Loss) Attributable to Noncontrolling Interest
The following table sets forth comprehensive income attributable to noncontrolling interest for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended
	March 31,
	2019	2018
Net income attributable to noncontrolling interest	$100	$927
Other comprehensive income/(loss):
Foreign currency translation adjustment	1,587	(4,018)
Net unrealized loss on qualifying cash flow hedges, net of tax benefit of $330	(769)	—
Comprehensive income/(loss) attributable to noncontrolling interest	$918	$(3,091)
12. SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
As of March 31, 2019 and 2018, the Company had outstanding accounts receivable from outside parties for the funding of capital expenditures of $17.3 million and $16.1 million, respectively. As of March 31, 2019 and 2018, the Company also had $21.1 million and $8.8 million, respectively, of purchases of property and equipment that were not paid and, accordingly, were accrued in accounts payable in the normal course of business. See Note 5, Leases, for right-of-use assets obtained during the reporting period in exchange for lease liabilities.
13. SEGMENT INFORMATION:
The Company presents the financial results of its eight operating regions as three reportable segments: North American Operations, Australian Operations and U.K./European Operations. During the three months ended March 31, 2019, the Company's Central Region railroads were consolidated into the Company's Midwest and Southern regions. The Company's remaining six North American regions are aggregated into one segment as a result of having similar economic and operating characteristics. Each of the Company's segments generates the following three categories of revenues from external customers: freight revenues, freight-related revenues and all other revenues.
The Company's Australian business underwent a transformational change on December 1, 2016, with the acquisition of
Glencore Rail (NSW) Pty Limited (GRail) and the formation of a partnership with Macquarie Infrastructure and Real Assets (MIRA) (the Australia Partnership), which the Company controls through its 51.1% interest. The GRail acquisition significantly expanded the Company's operations in New South Wales. In conjunction with the GRail acquisition, the Company issued a 48.9% equity stake in its Australian subsidiary, GWAHLP, to MIRA. The Company retained a 51.1% controlling interest in GWAHLP and continues to consolidate 100% of its Australian Operations in the Company's financial statements and reports a noncontrolling interest for MIRA's 48.9% equity ownership. As a result, (1) 100% of the assets and liabilities of the Company's Australian Operations, after the elimination of intercompany balances, were included in the Company's consolidated balance sheets as of March 31, 2019 and December 31, 2018, with MIRA's 48.9% noncontrolling interest reflected in the equity section, (2) the Company's operating revenues and operating income for the three months ended March 31, 2019 and 2018 included 100% of the Australian Operations, while net income attributable to G&W reflected the Company's 51.1% ownership position in the Australian Operations and (3) 100% of the cash flows of the Australian Operations, after the elimination of intercompany items, were included in the Company's consolidated statements of cash flows for the three months ended March 31, 2019 and 2018. Accordingly, any payments between the Company's Australian Operations and its other businesses are eliminated in consolidation, while the Company's cash flows reflect 100% of any cash flows between the Australian Operations and MIRA.
In accordance with the Company's Australian Partnership agreement with MIRA, the cash and cash equivalents of the Company's Australian Operations can be used to make payments in the ordinary course of business, to pay down debt of the Australia Partnership and to make distributions to the partners in proportion to their investments. No such distributions were made during the three months ended March 31, 2019 or 2018.
The results of operations of the Company's foreign entities are maintained in the respective local currency (the Australian dollar, the British pound, the Canadian dollar and the Euro) and then translated into United States dollars at the exchange rate at the end of the period for balance sheet items and, for the statement of operations, at the average rate for the period. Currency translation adjustments are reflected within the equity section of the balance sheet and are included in other comprehensive income. Upon complete or substantially complete liquidation of the underlying investment in the foreign subsidiary, cumulative translation adjustments are recognized in the consolidated statements of operations. As a result, any appreciation or depreciation of these currencies against the United States dollar will impact the Company's results of operations.

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table reflects the balance sheet exchange rates used to translate each foreign entity's respective local currency balance sheet into United States dollars as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
United States dollar per Australian dollar	$0.71	$0.70
United States dollar per British pound	$1.30	$1.28
United States dollar per Canadian dollar	$0.75	$0.73
United States dollar per Euro	$1.12	$1.15
The following table reflects the average exchange rates used to translate each foreign entity's respective local currency results of operations into United States dollars for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018
United States dollar per Australian dollar	$0.71	$0.79
United States dollar per British pound	$1.30	$1.39
United States dollar per Canadian dollar	$0.75	$0.79
United States dollar per Euro	$1.14	$1.23

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables set forth select financial data for the Company's reportable segments, including operating revenues by commodity group, for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended
	March 31, 2019
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues by commodity group:
Agricultural Products	$31,963	$3,054	$736	$35,753
Autos & Auto Parts	5,482	—	—	5,482
Chemicals & Plastics	37,173	—	—	37,173
Coal & Coke	19,190	29,171	4,693	53,054
Food & Kindred Products	8,403	—	—	8,403
Intermodal	455	13,800	59,205	73,460
Lumber & Forest Products	21,857	—	—	21,857
Metallic Ores	2,793	7,618	—	10,411
Metals	29,862	—	—	29,862
Minerals & Stone	31,810	2,038	15,882	49,730
Petroleum Products	20,699	138	691	21,528
Pulp & Paper	30,279	—	—	30,279
Waste	6,862	—	—	6,862
Other	4,935	—	—	4,935
Total freight revenues	251,763	55,819	81,207	388,789
Freight-related revenues	64,476	7,855	63,931	136,262
All other revenues	16,207	1,433	15,398	33,038
Total operating revenues	$332,446	$65,107	$160,536	$558,089
Operating income/(loss)	$69,315	$12,503	$(2,108)	$79,710
Depreciation and amortization	$38,431	$14,411	$9,784	$62,626
Interest expense, net	$12,401	$12,123	$2,539	$27,063
Provision for income taxes	$14,087	$114	$59	$14,260
Cash expenditures for additions to property & equipment, net of grants from outside parties	$48,071	$2,849	$10,373	$61,293

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended
	March 31, 2018
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues by commodity group:
Agricultural Products	$31,372	$5,483	$1,235	$38,090
Autos & Auto Parts	5,367	—	—	5,367
Chemicals & Plastics	36,217	—	—	36,217
Coal & Coke	19,945	31,579	3,476	55,000
Food & Kindred Products	8,350	—	—	8,350
Intermodal	309	15,973	67,321	83,603
Lumber & Forest Products	22,439	—	—	22,439
Metallic Ores	3,573	7,731	—	11,304
Metals	28,394	—	—	28,394
Minerals & Stone	30,518	2,094	19,179	51,791
Petroleum Products	18,483	151	—	18,634
Pulp & Paper	28,871	—	—	28,871
Waste	5,888	—	—	5,888
Other	5,691	—	—	5,691
Total freight revenues	245,417	63,011	91,211	399,639
Freight-related revenues	63,832	10,563	66,802	141,197
All other revenues	16,381	1,260	16,184	33,825
Total operating revenues	$325,630	$74,834	$174,197	$574,661
Operating income/(loss)	$73,160	$15,976	$(2,223)	$86,913
Depreciation and amortization	$40,631	$16,007	$9,352	$65,990
Interest expense, net	$8,455	$13,241	$3,042	$24,738
(Benefit from)/provision for income taxes	$(19,485)	$821	$2,774	$(15,890)
Cash expenditures for additions to property & equipment, net of grants from outside parties	$38,563	$5,262	$8,463	$52,288
The following tables set forth select balance sheet data for the Company's reportable segments as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Cash and cash equivalents	$11,367	$39,782	$18,959	$70,108
Property and equipment, net	$3,702,660	$606,947	$334,329	$4,643,936

	December 31, 2018
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Cash and cash equivalents	$33,996	$26,902	$29,489	$90,387
Property and equipment, net	$3,679,279	$609,450	$324,285	$4,613,014

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

14. RECENTLY ISSUED ACCOUNTING STANDARDS:
Accounting Standards Not Yet Effective
In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which requires assessment of credit losses on an expected model rather than an incurred loss model. The guidance requires the consideration of all available relevant information when estimating expected credit losses, including past events, current conditions and forecasts. The amendment will become effective for the Company beginning January 1, 2020. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion should be read in conjunction with our consolidated financial statements and related notes set forth in this Quarterly Report on Form 10-Q and our 2018 Annual Report on Form 10-K. Our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP).
When comparing our results of operations from one reporting period to another, it is important to consider that we have historically experienced fluctuations in revenues and expenses due to acquisitions and divestitures, changing economic conditions, commodity prices, competitive forces, changes in foreign currency exchange rates, rail network issues and congestion, the ability to attract and retain skilled workers, one-time freight moves, fuel price fluctuations, customer plant expansions and shutdowns, sales of property and equipment, derailments and weather-related conditions, such as hurricanes, cyclones, tornadoes, high winds, droughts, heavy snowfall, unseasonably hot or cold weather, freezing and flooding, among other factors. In periods when these events occur, our results of operations are not easily comparable from one period to another. Finally, certain of our railroads have commodity shipments that are sensitive to general economic conditions, global commodity prices and foreign exchange rates, such as steel products, iron ore, paper products, lumber and forest products and agricultural products, as well as product specific market conditions, such as the availability of lower priced alternative sources of power generation (coal) and energy commodity price differentials (crude oil and natural gas liquids) or congestion at ports (intermodal). Other shipments are relatively less affected by economic conditions and are more closely affected by other factors, such as winter weather (salt) and seasonal rainfall (agricultural products). As a result of these and other factors, our results of operations in any reporting period may not be directly comparable to our results of operations in other reporting periods.
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
Overview
We own or lease 120 freight railroads worldwide that are organized in eight operating regions with approximately 8,000 employees and 3,000 customers. The financial results of our eight operating regions are reported in the following three distinct segments:

•
Our North American Operations segment includes six regions (Coastal, Midwest, Northeast, Southern, Western and Canada) that serve 41 U.S. states and four Canadian provinces and include 114 short line and regional freight railroads with more than 13,000 track-miles. During the three months ended March 31, 2019, our railroads that previously comprised our Central Region were consolidated into our Midwest and Southern regions.

•
Our Australian Operations segment serves New South Wales, the Northern Territory and South Australia and operates the 1,400-mile Tarcoola-to-Darwin rail line. Since December 1, 2016, the Australia Region has been 51.1% owned by us and 48.9% owned by a consortium of funds and clients managed by Macquarie Infrastructure and Real Assets (MIRA).

•
Our U.K./European Operations segment is led by Freightliner Group Limited (Freightliner), the United Kingdom's (U.K.) largest rail maritime intermodal operator and second-largest freight rail provider, as well as regional rail services in Continental Europe.

Our subsidiaries and joint ventures also provide rail service at more than 40 major ports, rail-ferry service between the U.S. Southeast and Mexico, transload services, contract coal loading, and industrial railcar switching and repair. As more fully described in Note 13, Segment Information, to our Consolidated Financial Statements set forth in "Part I Item 1. Financial Statements" of this quarterly report, the results of operations of the foreign entities are maintained in the respective local currency and then translated into United States dollars at the applicable exchange rates for inclusion in the consolidated financial statements. As a result, any appreciation or depreciation of these currencies against the United States dollar will impact our results of operations.

Overview of Three-Month Results
Consolidated Results
Our operating revenues decreased $16.6 million, or 2.9%, to $558.1 million for the three months ended March 31, 2019, compared with $574.7 million for the three months ended March 31, 2018. Operating income for the three months ended March 31, 2019 was $79.7 million, compared with $86.9 million for the three months ended March 31, 2018, a decrease of $7.2 million, or 8.3%. Our operating ratio, defined as operating expenses divided by operating revenues, was 85.7% for the three months ended March 31, 2019, compared with 84.9% for the three months ended March 31, 2018.
Our provision for income taxes for three months ended March 31, 2019 was $14.3 million, while our benefit from income taxes for the three months ended March 31, 2018 was $15.9 million. Our effective income tax rate for the three months ended March 31, 2019 was 26.9%. The benefit from income taxes for the three months ended March 31, 2018 included a $31.6 million benefit from the retroactive extension of the United States Short Line Tax Credit for 2017 that was enacted in February 2018. Excluding the benefit from the retroactive extension, our effective income tax rate for the three months ended March 31, 2018 was 26.2%.
Net income attributable to G&W for the three months ended March 31, 2019 was $38.7 million, compared with $75.1 million for the three months ended March 31, 2018. Our diluted earnings per common share (EPS) for the three months ended March 31, 2019 were $0.68 with 57.1 million weighted average shares outstanding, compared with diluted EPS of $1.19 with 62.9 million weighted average shares outstanding for the three months ended March 31, 2018.
Items Affecting Comparability
Our results for the three months ended March 31, 2019 and 2018 included certain items affecting comparability between the periods that are set forth below (dollars in millions, except per share amounts):

	Income/(Loss) Before Taxes Impact	After-Tax Net Income/(Loss) Attributable to G&W Impact	Diluted Earnings/(Loss) Per Common Share Impact
Three Months Ended March 31, 2019
Corporate development and related costs	$(0.4)	$(0.3)	$(0.01)
Restructuring and related costs	$(7.6)	$(5.4)	$(0.10)

Three Months Ended March 31, 2018
Corporate development and related costs	$(0.2)	$(0.1)	$—
Restructuring and related costs	$(0.3)	$(0.2)	$—
2017 Short Line Tax Credit	$—	$31.6	$0.50
For the three months ended March 31, 2019, our results included restructuring and related costs of $7.6 million, primarily driven by our optimization activities in the U.K., and corporate development and related costs of $0.4 million.
For the three months ended March 31, 2018, our results included a $31.6 million income tax benefit associated with the retroactive extension of the United States Short Line Tax Credit for fiscal year 2017, which was enacted in February 2018. The results for the three months ended March 31, 2018 also included restructuring and related costs of $0.3 million and corporate development and related costs of $0.2 million.
Results by Segment
North America
Operating revenues from our North American Operations increased $6.8 million, or 2.1%, to $332.4 million for the three months ended March 31, 2019, compared with $325.6 million for the three months ended March 31, 2018. Excluding $5.2 million of revenues in 2018 from two leased railroads in Canada, for which the leases expired at the end of 2018, and a $1.3 million decrease due to the impact of foreign currency depreciation, North American existing operations revenues increased $13.3 million, or 4.2%, primarily due to increases in freight and freight-related revenues.

Total traffic from our North American Operations decreased 12,156 carloads, or 3.0%, to 393,857 carloads for the three months ended March 31, 2019, compared with the three months ended March 31, 2018. Excluding traffic from the two railroad leases in Canada that expired at the end of 2018, existing operations traffic decreased 4,690 carloads, or 1.2%, primarily due to the impact of severe winter weather and flooding in the midwestern United States and Canada. The decrease in traffic from existing operations included decreases of 7,896 carloads of coal and coke traffic, 3,097 carloads of lumber and forest products traffic and 1,460 carloads of other commodity traffic, partially offset by increases of 3,168 carloads of metals traffic, 2,276 carloads of petroleum products traffic, 1,773 carloads of agricultural products traffic and 1,072 carloads of waste traffic. All remaining traffic decreased by a net 526 carloads.
Operating income from our North American Operations, which was negatively impacted by severe winter weather in the United States and Canada and flooding in the Midwestern United States, was $69.3 million for the three months ended March 31, 2019, compared with $73.2 million for the three months ended March 31, 2018. Operating income for the three months ended March 31, 2019 included restructuring and related costs of $0.6 million and corporate development and related costs of $0.4 million. Operating income for the three months ended March 31, 2018 included corporate development and related costs of $0.2 million. The operating ratio was 79.1% for the three months ended March 31, 2019, compared with 77.5% for the three months ended March 31, 2018.
Australia
Operating revenues from our Australian Operations decreased $9.7 million, or 13.0%, to $65.1 million for the three months ended March 31, 2019, compared with $74.8 million for the three months ended March 31, 2018. Excluding a $7.0 million decrease due to the impact of foreign currency depreciation, Australian Operations' operating revenues decreased $2.7 million, or 4.0%, primarily due to decreases in drought impacted agricultural products freight revenues and freight-related revenues.
Total traffic from our Australian Operations decreased 6,137 carloads, or 4.3%, to 137,378 carloads for the three months ended March 31, 2019, compared with the three months ended March 31, 2018. The traffic decrease was primarily due to decreases of 8,852 carloads of agricultural products traffic and 1,053 carloads of intermodal traffic, partially offset by an increase of 2,646 carloads of coal and coke traffic. All remaining traffic increased by 1,122 carloads.
Operating income from our Australian Operations was $12.5 million for the three months ended March 31, 2019, compared with $16.0 million for the three months ended March 31, 2018. The operating ratio for our Australian Operations was 80.8% for the three months ended March 31, 2019, compared with an operating ratio of 78.7% for the three months ended March 31, 2018. Operating income from our Australian Operations was negatively impacted by $1.5 million from foreign currency depreciation, $1.5 million from drought conditions in South Australia and New South Wales and $1.5 million from severance costs related to the pending termination of grain service on the Eyre Peninsula, which were partially offset by lower operating expenses.
U.K./Europe
Operating revenues from our U.K./European Operations decreased $13.7 million, or 7.8%, to $160.5 million for the three months ended March 31, 2019, compared with $174.2 million for the three months ended March 31, 2018. Excluding $13.7 million of revenues for 2018 from our Continental Europe intermodal business, ERS Railways B.V. (ERS), which was sold in June 2018, and a $12.1 million decrease due to the impact of foreign currency depreciation, U.K./European existing operations revenues increased $12.1 million, or 8.1%, primarily due to increases in U.K. intermodal and bulk freight revenues as well as U.K. freight-related revenues.
Total traffic from our U.K./European Operations decreased 31,507 carloads, or 12.0%, to 230,278 carloads for the three months ended March 31, 2019, compared with 261,785 carloads for the three months ended March 31, 2018. Excluding traffic from our divested ERS operations for 2018, existing operations traffic decreased 1,381 carloads, or 0.6%. The decrease in traffic from existing operations was primarily due to a decrease of 6,671 carloads of minerals and stone traffic (primarily in Poland), partially offset by increases of 2,986 carloads of petroleum products traffic and 2,389 carloads of coal and coke traffic. All remaining traffic decreased by a net 85 carloads.
Operating loss from our U.K./European Operations was $2.1 million for the three months ended March 31, 2019, compared with an operating loss of $2.2 million for the three months ended March 31, 2018. The operating loss for the three months ended March 31, 2019 included $5.5 million of restructuring and related costs primarily driven by our optimization activities in the U.K. The operating loss for the three months ended March 31, 2018 included $0.2 million of restructuring and related costs and $0.1 million of corporate development and related costs. The operating ratio remained flat at 101.3% for the three months ended March 31, 2019, compared with the three months ended March 31, 2018.

Changes in Operations
North American Operations
Canada Lease Expirations: Two of our short line railroad leases in Canada (Goderich-Exeter Railway (GEXR) and Southern Ontario Railway (SORR)) expired at the end of 2018. Our results for the three months ended March 31, 2018 included $5.5 million of revenues and no material impact on operating income from these leased railroads.
U.K./European Operations
U.K. Operations Optimization: In May 2018, we began a program to restructure and further optimize our operations in the U.K., which we intend to complete by 2020. The program includes the rationalization of the locomotive and railcar fleet, management restructuring (following the U.K. consultative process) and technology investments to upgrade systems to enhance productivity and service quality.
During the three months ended March 31, 2019, we incurred $5.5 million of restructuring and related costs associated with the optimization. For additional information regarding the optimization of our U.K. operations, see Note 2, Changes in Operations, to our Consolidated Financial Statements set forth in "Part I Item 1. Financial Statements" of this quarterly report.
Continental Europe Intermodal Business: On June 5, 2018, we sold our Continental Europe intermodal business, ERS, for gross cash proceeds of €11.2 million (or $13.1 million at the exchange rate on June 5, 2018) or €6.8 million (or $7.9 million at the exchange rate on June 5, 2018) net of €4.4 million (or $5.2 million at the exchange rate on June 5, 2018) of cash on hand that transferred to the buyer. Our results for the three months ended March 31, 2018 included $14.7 million of revenues and no material impact on operating income from ERS.
Three Months Ended March 31, 2019 Compared with Three Months Ended March 31, 2018
Consolidated Operating Results
Operating Revenues
The following table sets forth our total operating revenues and carloads for the three months ended March 31, 2019 and 2018. The table below also reflects the calculation of our existing operations by subtracting the 2018 revenues and carloads of the divested operations of ERS and the leased railroads in Canada, for which the leases expired at the end of 2018, from our total operations for the three months ended March 31, 2018 (dollars in thousands):

	Three Months Ended March 31,				Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations		Currency Impact on 2018 Total Operations*	Currency Impact on 2018 Existing Operations*
	2019	2018
		Total Operations	Divested Operations	Existing Operations	Amount	%	Amount	%
Freight revenues	$388,789	$399,639	$13,498	$386,141	$(10,850)	(2.7)%	$2,648	0.7%	$(13,373)	$(12,434)
Freight-related revenues	136,262	141,197	6,173	135,024	(4,935)	(3.5)%	1,238	0.9%	(5,687)	(5,302)
All other revenues	33,038	33,825	526	33,299	(787)	(2.3)%	(261)	(0.8)%	(1,331)	(1,304)
Total operating revenues	$558,089	$574,661	$20,197	$554,464	$(16,572)	(2.9)%	$3,625	0.7%	$(20,391)	$(19,040)
Carloads	761,513	811,313	37,592	773,721	(49,800)	(6.1)%	(12,208)	(1.6)%
* Currency impact was calculated by comparing the 2018 results translated from local currency to United States dollars using 2019 exchange rates to the 2018 results in United States dollars as reported.
Operating Expenses
Total operating expenses for the three months ended March 31, 2019 decreased $9.4 million, or 1.9%, to $478.4 million, compared with $487.7 million for the three months ended March 31, 2018. The decrease consisted of $19.8 million from divested operations, partially offset by an increase of $10.5 million from existing operations. Excluding a $17.7 million benefit from the net depreciation of foreign currencies relative to the United States dollar, operating expenses from existing operations increased $28.1 million. The increase from existing operations included increases of $7.5 million in labor and benefits expense, $7.4 million in restructuring and related costs, $3.3 million in purchased services expense, $2.5 million in other expense, $2.4 million in depreciation and amortization expense, $1.8 million in casualties and insurance expense, $1.6 million in trackage rights expense and $1.1 million in cost of diesel fuel used in train operations.

The following table sets forth our total operating expenses for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended March 31,				Increase/(Decrease)	Currency Impact	2018 Constant Currency*	Increase/(Decrease)Constant Currency*
	2019		2018
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$184,308	33.0%	$183,716	32.0%	$592	$(5,756)	$177,960	$6,348
Equipment rents	32,233	5.8%	34,087	5.9%	(1,854)	(1,681)	32,406	(173)
Purchased services	51,248	9.2%	64,102	11.2%	(12,854)	(3,686)	60,416	(9,168)
Depreciation and amortization	62,626	11.2%	65,990	11.5%	(3,364)	(2,447)	63,543	(917)
Diesel fuel used in train operations	44,637	8.0%	46,151	8.0%	(1,514)	(1,831)	44,320	317
Electricity used in train operations	2,324	0.4%	2,234	0.4%	90	(170)	2,064	260
Casualties and insurance	11,372	2.0%	9,966	1.7%	1,406	(322)	9,644	1,728
Materials	31,220	5.6%	32,469	5.7%	(1,249)	(1,404)	31,065	155
Trackage rights	21,640	3.9%	20,978	3.7%	662	(949)	20,029	1,611
Net gain on sale and impairment of assets	(1,490)	(0.3)%	(1,036)	(0.2)%	(454)	12	(1,024)	(466)
Restructuring and related costs	7,634	1.4%	283	—%	7,351	(16)	267	7,367
Other expenses, net	30,627	5.5%	28,808	5.0%	1,819	(740)	28,068	2,559
Total operating expenses	$478,379	85.7%	$487,748	84.9%	$(9,369)	$(18,990)	$468,758	$9,621
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
Operating Income/Operating Ratio
Operating income was $79.7 million for the three months ended March 31, 2019, compared with $86.9 million for the three months ended March 31, 2018. Operating income for the three months ended March 31, 2019 included restructuring and related costs of $7.6 million, primarily driven by our optimization activities in the U.K., and corporate development and related costs of $0.4 million. Operating income for the three months ended March 31, 2018 included restructuring and related costs of $0.3 million and corporate development and related costs of $0.2 million. Our operating ratio was 85.7% for the three months ended March 31, 2019, compared with 84.9% for the three months ended March 31, 2018.
Interest Expense
Interest expense was $27.6 million for the three months ended March 31, 2019, compared with $25.2 million for the three months ended March 31, 2018. The increase in interest expense for the three months ended March 31, 2019 was primarily driven by an increase in interest rates as compared to the three months ended March 31, 2018 and an increase in outstanding borrowings primarily related to fund our share repurchases.
Provision for /Benefit from Income Taxes
Our provision for income taxes for the three months ended March 31, 2019 was $14.3 million, compared with a benefit from income taxes of $15.9 million for the three months ended March 31, 2018. Our benefit from income taxes for the three months ended March 31, 2018 included an income tax benefit of $31.6 million from the retroactive extension of the United States Short Line Tax Credit for fiscal year 2017 that was enacted in February 2018. Our effective income tax rate for the three months ended March 31, 2019 was 26.9%, compared with 26.2% excluding the benefit from the retroactive extension of the Short Line Tax Credit for the three months ended March 31, 2018. For additional information regarding income taxes, see Note 9, Income Taxes, to our Consolidated Financial Statements set forth in "Part I Item 1. Financial Statements" of this quarterly report.

Net Income Attributable to G&W and Earnings Per Common Share
Net income attributable to G&W for the three months ended March 31, 2019 was $38.7 million, compared with $75.1 million for the three months ended March 31, 2018. Our basic EPS were $0.69 with 56.4 million weighted average shares outstanding for the three months ended March 31, 2019, compared with basic EPS of $1.21 with 61.9 million weighted average shares outstanding for the three months ended March 31, 2018. Our diluted EPS for the three months ended March 31, 2019 were $0.68 with 57.1 million weighted average shares outstanding, compared with diluted EPS of $1.19 with 62.9 million weighted average shares outstanding for the three months ended March 31, 2018. Our results for the three months ended March 31, 2019 and 2018 included certain items affecting comparability between the periods as previously presented in the "Overview—Overview of Three-Month Results—Items Affecting Comparability."
Net Income Attributable to Noncontrolling Interest
We own a 51.1% controlling interest in our Australian Operations. As such, we include 100% of the revenues and expenses from our Australian Operations within our consolidated financial statements and report a noncontrolling interest for MIRA’s 48.9% equity ownership. Net income attributable to noncontrolling interest for the three months ended March 31, 2019 was $0.1 million, compared with $0.9 million for three months ended March 31, 2018.
Operating Results by Segment
Our various rail operations are organized into eight operating regions. We present our financial information as three reportable segments: North American Operations, Australian Operations and U.K./European Operations. Our six North American regions are aggregated into one segment as a result of having similar economic and operating characteristics. Each of our segments generates the following three categories of revenues from external customers: freight revenues, freight-related revenues and all other revenues.
North American Operations
Operating Revenues
The following table sets forth our North American Operations total operating revenues and carloads for the three months ended March 31, 2019 and 2018. The table also reflects the calculation of our existing operations by subtracting the 2018 revenues and carloads from the Canadian leases that expired at the end of 2018 from our total operations for the three months ended March 31, 2018 (dollars in thousands):

	Three Months Ended March 31,				Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations		Currency Impact on 2018 Total Operations*	Currency Impact on 2018 Existing Operations*
	2019	2018
		Total Operations	Divested Operations	Existing Operations	Amount	%	Amount	%
Freight revenues	$251,763	$245,417	$3,086	$242,331	$6,346	2.6%	$9,432	3.9%	$(888)	$(740)
Freight-related revenues	64,476	63,832	1,852	61,980	644	1.0%	2,496	4.0%	(269)	(181)
All other revenues	16,207	16,381	514	15,867	(174)	(1.1)%	340	2.1%	(165)	(139)
Total operating revenues	$332,446	$325,630	$5,452	$320,178	$6,816	2.1%	$12,268	3.8%	$(1,322)	$(1,060)
Carloads	393,857	406,013	7,466	398,547	(12,156)	(3.0)%	(4,690)	(1.2)%

*	Currency impact was calculated by comparing the 2018 results translated from local currency to United States dollars using 2019 exchange rates to the 2018 results in United States dollars as reported.

Freight Revenues
The following table sets forth our North American Operations total freight revenues for the three months ended March 31, 2019 and 2018. The table below also reflects the calculation of our existing operations by subtracting the revenues and carloads from the Canadian leases that expired at the end of 2018 from our total operations for the three months ended March 31, 2018 (dollars in thousands):

	Three Months Ended March 31,				Increase/(Decrease) in Existing Operations	Currency Impact on Existing Operations	2018 Constant Currency Existing Operations*	Increase/(Decrease) in Existing Operations Constant Currency*
	2019	2018
Commodity Group		Total Operations	Divested Operations	Existing Operations
Agricultural Products	$31,963	$31,372	$549	$30,823	$1,140	$(99)	$30,724	$1,239
Autos & Auto Parts	5,482	5,367	180	5,187	295	(27)	5,160	322
Chemicals & Plastics	37,173	36,217	593	35,624	1,549	(119)	35,505	1,668
Coal & Coke	19,190	19,945	—	19,945	(755)	(28)	19,917	(727)
Food & Kindred Products	8,403	8,350	140	8,210	193	(3)	8,207	196
Intermodal	455	309	—	309	146	(1)	308	147
Lumber & Forest Products	21,857	22,439	78	22,361	(504)	(48)	22,313	(456)
Metallic Ores	2,793	3,573	2	3,571	(778)	(44)	3,527	(734)
Metals	29,862	28,394	394	28,000	1,862	(90)	27,910	1,952
Minerals & Stone	31,810	30,518	259	30,259	1,551	(32)	30,227	1,583
Petroleum Products	20,699	18,483	640	17,843	2,856	(61)	17,782	2,917
Pulp & Paper	30,279	28,871	42	28,829	1,450	(170)	28,659	1,620
Waste	6,862	5,888	51	5,837	1,025	(1)	5,836	1,026
Other	4,935	5,691	158	5,533	(598)	(17)	5,516	(581)
Total operating revenues	$251,763	$245,417	$3,086	$242,331	$9,432	$(740)	$241,591	$10,172
*     Constant currency amounts reflect the prior period existing operations translated at the current period exchange rates.
The following table sets forth our North American Operations freight revenues, carloads and average freight revenues per carload for the three months ended March 31, 2019 and 2018 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads		Average Freight Revenues Per Carload

	Three Months Ended March 31,				Three Months Ended March 31,		Three Months Ended March 31,
	2019		2018 Constant Currency*
Commodity Group	Amount	% of Total	Amount	% of Total	2019	2018	2019	2018	2018 Constant Currency*
Agricultural Products	$31,963	12.7%	$31,247	12.8%	54,255	53,764	$589	$584	$581
Autos & Auto Parts	5,482	2.2%	5,332	2.2%	8,419	8,716	651	616	612
Chemicals & Plastics	37,173	14.8%	36,070	14.8%	40,928	43,342	908	836	832
Coal & Coke	19,190	7.6%	19,917	8.1%	54,070	61,966	355	322	321
Food & Kindred Products	8,403	3.3%	8,340	3.4%	14,365	15,183	585	550	549
Intermodal	455	0.2%	308	0.1%	3,809	3,084	119	100	100
Lumber & Forest Products	21,857	8.7%	22,388	9.2%	32,945	36,250	663	619	618
Metallic Ores	2,793	1.1%	3,528	1.4%	3,602	4,396	775	813	803
Metals	29,862	11.9%	28,284	11.6%	37,250	35,238	802	806	803
Minerals & Stone	31,810	12.6%	30,474	12.5%	47,505	47,696	670	640	639
Petroleum Products	20,699	8.2%	18,391	7.5%	27,068	25,660	765	720	717
Pulp & Paper	30,279	12.0%	28,699	11.7%	41,313	41,357	733	698	694
Waste	6,862	2.7%	5,884	2.4%	12,974	11,981	529	491	491
Other	4,935	2.0%	5,667	2.3%	15,354	17,380	321	327	326
Total	$251,763	100.0%	$244,529	100.0%	393,857	406,013	$639	$604	$602
*     Constant currency amounts reflect the prior period results translated at the current period exchange rates.

Total traffic from our North American Operations decreased 12,156 carloads, or 3.0%, to 393,857 carloads for the three months ended March 31, 2019, compared with the three months ended March 31, 2018. Excluding traffic from the Canadian leases that expired at the end of 2018, existing operations traffic decreased 4,690 carloads, or 1.2%, primarily due to the impact of severe winter weather and flooding in the midwestern United States and Canada. The decrease in traffic from existing operations was primarily due to decreases of 7,896 carloads of coal and coke traffic, 3,097 carloads of lumber and forest products traffic and 1,460 carloads of other commodity traffic, partially offset by increases of 3,168 carloads of metals traffic, 2,276 carloads of petroleum products traffic, 1,773 carloads of agricultural products traffic and 1,072 carloads of waste traffic. All remaining traffic decreased by a net 526 carloads.
Changes in average freight revenues per carload in a commodity group may be impacted by changes in customer rates, fuel surcharges, commodity mix and the mix of customer traffic within a commodity group. Excluding a 0.3% impact of foreign currency, average freight revenues per carload from our North American Operations increased 6.1% to $639 for the three months ended March 31, 2019, compared with the same period in 2018. Average freight revenues per carload from existing operations, excluding the impact of foreign currency, increased 5.4% for the three months ended March 31, 2019, compared with the same period in 2018. The increase in average freight revenues per carload was impacted by higher fuel surcharges, which increased average freight revenues per carload by 1.2%, and a change in the mix of commodities, which increased average freight revenues per carload by 1.1%. Excluding these factors, average freight revenues per carload increased 3.1%.
The following information discusses the significant changes in our North American Operations freight revenues by commodity group excluding the impact of foreign currency and the Canadian leases that expired at the end of 2018.
Agricultural products revenues increased $1.2 million, or 4.0%, primarily due to an increase in traffic of 1,773 carloads, or 3.4%. The carload increase was primarily due to increased soybean shipments in the western United States and dried distillers' grains shipments in the midwestern United States, partially offset by a decrease in grain shipments in Canada.
Chemicals and plastics revenues increased $1.7 million, or 4.7%. Chemicals and plastics average freight revenues per carload increased 6.8%, which increased revenues by $2.4 million, while traffic decreased 844 carloads, which decreased revenues by $0.8 million. The decrease in carloads was primarily due to decreases in ethanol shipments in the midwestern and northeastern United States as well as a decrease in plastics shipments in the southeastern United States and Canada, partially offset by an increase in industrial chemical shipments in the western United States.
Lumber and forest products revenues decreased $0.5 million, or 2.0%. Lumber and forest products traffic decreased 3,097 carloads, or 8.6%, which decreased revenues by $2.1 million, while freight revenues per carload increased 7.1%, which increased revenues by $1.6 million. The decrease in carloads was primarily due to decreased lumber and wood chip shipments in the southeastern United States and decreased log exports in the western United States.
Metals revenues increased $2.0 million, or 7.0%. Metals traffic increased 3,168 carloads, or 9.3%, which increased revenues by $2.5 million, while average freight revenues per carload decreased 2.1%, which decreased revenues by $0.6 million. The increase in revenues was primarily due to increased scrap and finished steel shipments across most regions in the United States.
Minerals and stone revenues increased $1.6 million, or 5.2%. Minerals and stone average freight revenues per carload increased 3.9%, which increased revenues by $1.1 million, and traffic increased 674 carloads, or 1.4%, which increased revenues by $0.5 million. The increase in carloads was primarily due to increased aggregates shipments in the southern United States and increased frac sand shipments in the northeastern United States.
Petroleum products revenues increased $2.9 million, or 16.4%. Petroleum products traffic increased 2,276 carloads, or 9.2%, which increased revenues by $1.7 million, and average freight revenues per carload increased 6.7%, which increased revenues by $1.2 million. The increase in carloads was primarily due to increased shipments of liquid petroleum gases in the western and southern United States and increased shipments of asphalt in the northeastern United States.
Pulp and paper revenues increased $1.6 million, or 5.7%, primarily due to an increase in average freight revenues per carload of 5.6%. The increase in average freight revenues per carload was primarily due to stronger pricing and increased fuel surcharge revenue.
Waste revenues increased $1.0 million, or 17.6%. Waste traffic increased 1,072 carloads, or 9.0%, which increased revenues by $0.6 million, and average freight revenues per carload increased 8.0%, which increased revenues by $0.5 million. The increase in revenues was primarily due to increased waste carloads in the northeastern United States. The increase in average freight revenues per carload was primarily due to stronger pricing and increased fuel surcharge revenue, partially offset by a change in the mix of business.

Freight revenues from all remaining commodities combined decreased by $1.4 million.
Freight-Related Revenues
Freight-related revenues from our North American Operations, which includes revenues from railcar switching, track access fees, storage and other ancillary revenues related to the movement of freight, were $64.5 million for the three months ended March 31, 2019, compared with $63.8 million for the three months ended March 31, 2018, an increase of $0.6 million, or 1.0%. Excluding a decrease of $1.9 million in revenues from leased railroads in Canada, for which the leases expired at the end of 2018, and a $0.2 million decrease due to the impact of foreign currency depreciation, freight-related revenues from our North American Operations increased $2.7 million, or 4.3%, for the three months ended March 31, 2019, compared with $61.8 million for the three months ended March 31, 2018. The increase was primarily due to increased demurrage revenues in the midwestern and southern United States and increased storage revenues in the southeastern United States.
All Other Revenues
All other revenues from our North American Operations, which includes revenues from third-party railcar and locomotive repairs, property rentals and other ancillary revenues not directly related to the movement of freight, were $16.2 million for the three months ended March 31, 2019, compared with $16.4 million for the three months ended March 31, 2018, a decrease of $0.2 million, or 1.1%. Excluding a decrease of $0.5 million in revenues from the Canadian leases that expired at the end of 2018 and a $0.1 million decrease due to the impact of foreign currency depreciation, all other revenues from our North American Operations increased $0.5 million, or 3.0%, for the three months ended March 31, 2019, compared with $15.7 million for the three months ended March 31, 2018.
Operating Expenses
Total operating expenses from our North American Operations increased $10.7 million, or 4.2%, to $263.1 million for the three months ended March 31, 2019, compared with $252.5 million for the three months ended March 31, 2018. The increase included $17.3 million from existing operations, partially offset by a $5.3 million decrease in expenses from the two leased railroads in Canada, for which the leases expired at the end of 2018, and a $1.3 million decrease due to the impact of foreign currency depreciation. The increase from existing operations included increases of $6.6 million in labor and benefits expense, $2.6 million in purchased services expense, $2.5 million in casualties and insurance expense, $2.1 million in trackage rights expense and $1.5 million in depreciation and amortization expense. The following table sets forth operating expenses from our North American Operations for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended March 31,							Increase/(Decrease) Constant Currency*
	2019		2018			Currency Impact	2018 Constant Currency*
	Amount	% of Operating Revenues	Amount	% of Operating Revenues	Increase/(Decrease)
Labor and benefits	$117,352	35.3%	$111,917	34.4%	$5,435	$(474)	$111,443	$5,909
Equipment rents	12,277	3.7%	12,500	3.8%	(223)	(58)	12,442	(165)
Purchased services	16,295	4.9%	13,930	4.3%	2,365	(55)	13,875	2,420
Depreciation and amortization	38,431	11.6%	40,631	12.5%	(2,200)	(317)	40,314	(1,883)
Diesel fuel used in train operations	25,468	7.6%	25,480	7.8%	(12)	(180)	25,300	168
Casualties and insurance	8,851	2.6%	6,457	2.0%	2,394	(43)	6,414	2,437
Materials	13,165	3.9%	13,190	4.0%	(25)	(60)	13,130	35
Trackage rights	11,189	3.4%	9,112	2.8%	2,077	(9)	9,103	2,086
Net gain on sale and impairment of assets	(679)	(0.2)%	(912)	(0.3)%	233	3	(909)	230
Restructuring and related costs	589	0.2%	34	—%	555	—	34	555
Other expenses, net	20,193	6.1%	20,131	6.2%	62	(85)	20,046	147
Total operating expenses	$263,131	79.1%	$252,470	77.5%	$10,661	$(1,278)	$251,192	$11,939
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.

The following information discusses the significant changes in operating expenses of our North American Operations excluding a decrease of $1.3 million due to the impact from foreign currency depreciation.
Labor and benefits expense was $117.4 million for the three months ended March 31, 2019, compared with $111.4 million for the three months ended March 31, 2018, an increase of $5.9 million, or 5.3%. The increase consisted of $6.6 million from existing operations, partially offset by a decrease of $0.7 million from the expired Canadian leases. The increase from existing operations was primarily due to annual wage increases and $1.6 million of expense representing the mark-to-market impact on our deferred compensation plan liabilities. This expense was offset by $1.6 million of mark-to-market earnings on investment assets associated with the deferred compensation plan recognized in other non-operating income.
Purchased services expense was $16.3 million for the three months ended March 31, 2019, compared with $13.9 million for the three months ended March 31, 2018, an increase of $2.4 million, or 17.4%, primarily due to increases in track maintenance expense and snow removal costs in 2019.
Depreciation and amortization expense was $38.4 million for the three months ended March 31, 2019, compared with $40.3 million for the three months ended March 31, 2018, a decrease of $1.9 million, or 4.7%. The decrease consisted of $3.3 million from the expired Canadian leases, partially offset by an increase of $1.5 million from existing operations. The increase from existing operations was primarily attributable to a larger depreciable asset base in 2019 compared with 2018, reflecting capital spending in 2018.
Casualties and insurance expense was $8.9 million for the three months ended March 31, 2019, compared with $6.4 million for the three months ended March 31, 2018, an increase of $2.4 million, or 38.0%. The increase was primarily attributable to increased derailment expense in 2019, partially offset by a gain on an insurance recovery from a business interruption claim related to Hurricane Michael in the southern United States in October 2018.
Trackage rights expense was $11.2 million for the three months ended March 31, 2019, compared with $9.1 million for the three months ended March 31, 2018, an increase of $2.1 million, or 22.9%. The increase was primarily attributable to increased traffic at port switching locations and increased rail traffic.
Operating Income/Operating Ratio
Operating income from our North American Operations was $69.3 million for the three months ended March 31, 2019, compared with $73.2 million for the three months ended March 31, 2018. Operating income for the three months ended March 31, 2019 included restructuring and related costs of $0.6 million and corporate development and related costs of $0.4 million. Operating income for the three months ended March 31, 2018 included corporate development and related costs of $0.2 million. The operating ratio was 79.1% for the three months ended March 31, 2019, compared with 77.5% for the three months ended March 31, 2018.
Australian Operations
Operating Revenues
As previously disclosed, we own a controlling 51.1% interest in our Australian Operations and therefore, we include 100% of our Australian Operations within our consolidated financial statements with a 48.9% noncontrolling interest recorded to reflect MIRA's ownership. The following table sets forth our Australian Operations operating revenues and carloads for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended March 31,		Increase/(Decrease) in Total Operations		Currency Impact on 2018 Total Operations*
	2019	2018	Amount	%
Freight revenues	$55,819	$63,011	$(7,192)	(11.4)%	$(5,903)
Freight-related revenues	7,855	10,563	(2,708)	(25.6)%	(986)
All other revenues	1,433	1,260	173	13.7%	(118)
Total operating revenues	$65,107	$74,834	$(9,727)	(13.0)%	$(7,007)
Carloads	137,378	143,515	(6,137)	(4.3)%

*	Currency impact was calculated by comparing the 2018 results translated from local currency to United States dollars using 2019 exchange rates to the 2018 results in United States dollars as reported.

Freight Revenues
The following table sets forth the changes in our Australian Operations freight revenues by commodity group for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended March 31,		Increase/(Decrease) in Total Operations	Currency Impact	2018 Constant Currency*	Increase/(Decrease) in Total Operations Constant Currency*

Commodity Group	2019	2018
Agricultural Products	$3,054	$5,483	$(2,429)	$(512)	$4,971	$(1,917)
Coal & Coke	29,171	31,579	(2,408)	(2,961)	28,618	553
Intermodal	13,800	15,973	(2,173)	(1,496)	14,477	(677)
Metallic Ores	7,618	7,731	(113)	(723)	7,008	610
Minerals & Stone	2,038	2,094	(56)	(197)	1,897	141
Petroleum Products	138	151	(13)	(14)	137	1
Total freight revenues	$55,819	$63,011	$(7,192)	$(5,903)	$57,108	$(1,289)
*     Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following table sets forth our Australian Operations freight revenues, carloads and average freight revenues per carload for the three months ended March 31, 2019 and 2018 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads		Average Freight Revenues Per Carload

	Three Months Ended March 31,				Three Months Ended March 31,		Three Months Ended March 31,
	2019		2018 Constant Currency*
Commodity Group	Amount	% of Total	Amount	% of Total	2019	2018	2019	2018	2018 Constant Currency*
Agricultural Products	$3,054	5.5%	$4,971	8.7%	4,260	13,112	$717	$418	$379
Coal & Coke	29,171	52.3%	28,618	50.1%	99,502	96,856	293	326	295
Intermodal	13,800	24.7%	14,477	25.4%	11,701	12,754	1,179	1,252	1,135
Metallic Ores	7,618	13.6%	7,008	12.3%	5,357	4,871	1,422	1,587	1,439
Minerals & Stone	2,038	3.7%	1,897	3.3%	16,499	15,863	124	132	120
Petroleum Products	138	0.2%	137	0.2%	59	59	2,339	2,559	2,322
Total	$55,819	100.0%	$57,108	100.0%	137,378	143,515	$406	$439	$398
*     Constant currency amounts reflect the prior period results translated at the current period exchange rates.
Total traffic from our Australian Operations decreased 6,137 carloads, or 4.3%, to 137,378 carloads for the three months ended March 31, 2019, compared with the three months ended March 31, 2018. The traffic decrease was primarily due to decreases of 8,852 carloads of agricultural products traffic and 1,053 carloads of intermodal traffic, partially offset by an increase of 2,646 carloads of coal and coke traffic. All remaining traffic increased by a net 1,122 carloads.
Changes in average freight revenues per carload in a commodity group may be impacted by changes in customer rates, fuel surcharges, commodity mix and the mix of customer traffic within a commodity group. Excluding a 9.5% impact of foreign currency, average freight revenues per carload from our Australian Operations increased 2.0% to $406 for the three months ended March 31, 2019, compared with the same period in 2018. A change in the mix of commodities decreased average freight revenues per carload by 6.2%, while lower fuel surcharges decreased average freight revenues per carload by less than 0.1%. Excluding these factors, average freight revenues per carload increased 8.2%.
The following information discusses the significant changes in our Australian Operations freight revenues by commodity group excluding the impact of foreign currency.
Agricultural products revenues decreased $1.9 million, or 38.6%. Agricultural products traffic decreased 8,852 carloads, or 67.5%, which decreased revenues by $6.3 million, while average freight revenues per carload increased 89.2%, which increased revenues by $4.4 million. The carload decrease was primarily due to a smaller grain harvest in 2019. The decrease in grain traffic resulted in higher average freight revenues per carload, primarily due to the rate structure for Australian grain traffic, which has both a fixed and variable component.

Freight revenues from all remaining commodities increased by $0.6 million.
Freight-Related Revenues
Excluding a $1.0 million decrease due to the impact of foreign currency depreciation, freight-related revenues from our Australian Operations, which includes revenues from railcar switching, track access rights, crewing services, storage and other ancillary revenues related to the movement of freight, decreased $1.7 million, or 18.0%, to $7.9 million for the three months ended March 31, 2019, compared with $9.6 million for the three months ended March 31, 2018. The decrease was primarily due to prolonged drought conditions in 2019 and a customer termination payment received in 2018.
All Other Revenues
All other revenues from our Australian Operations for the three months ended March 31, 2019, which includes revenues from third-party railcar and locomotive repairs, property rentals and other ancillary revenues not directly related to the movement of freight, remained relatively flat compared with the three months ended March 31, 2018.
Operating Expenses
Total operating expenses from our Australian Operations for the three months ended March 31, 2019 decreased $6.3 million, or 10.6%, to $52.6 million, compared with $58.9 million for the three months ended March 31, 2018. The decrease in operating expenses included a decrease of $5.5 million from the impact of foreign currency depreciation. The following table sets forth operating expenses from our Australian Operations for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended March 31,				Increase/(Decrease)	Currency Impact	2018 Constant Currency*	Increase/(Decrease) Constant Currency*
	2019		2018
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$16,278	25.0%	$19,032	25.4%	$(2,754)	$(1,784)	$17,248	$(970)
Equipment rents	1,057	1.6%	1,315	1.8%	(258)	(124)	1,191	(134)
Purchased services	5,572	8.6%	6,389	8.5%	(817)	(596)	5,793	(221)
Depreciation and amortization	14,411	22.1%	16,007	21.4%	(1,596)	(1,501)	14,506	(95)
Diesel fuel used in train operations	6,203	9.5%	7,310	9.8%	(1,107)	(686)	6,624	(421)
Casualties and insurance	1,382	2.1%	1,781	2.4%	(399)	(167)	1,614	(232)
Materials	2,798	4.3%	2,961	4.0%	(163)	(275)	2,686	112
Trackage rights	1,366	2.1%	2,214	3.0%	(848)	(207)	2,007	(641)
Net gain on sale and impairment of assets	(17)	—%	(46)	(0.1)%	29	4	(42)	25
Restructuring and related costs	1,549	2.4%	—	—%	1,549	—	—	1,549
Other expenses, net	2,005	3.1%	1,895	2.5%	110	(175)	1,720	285
Total operating expenses	$52,604	80.8%	$58,858	78.7%	$(6,254)	$(5,511)	$53,347	$(743)
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following information discusses the significant changes in operating expenses of our Australian Operations excluding a $5.5 million decrease from the impact of foreign currency depreciation.
Restructuring and related costs of $1.5 million for the three months ended March 31, 2019 were primarily related to a severance provision associated with the anticipated termination of grain service on the Eyre Peninsula.
Operating Income/Operating Ratio
Our Australian Operations had operating income of $12.5 million for the three months ended March 31, 2019, compared with $16.0 million for the three months ended March 31, 2018. Operating income for the three months ended March 31, 2019 included $1.5 million of restructuring and related costs. The operating ratio was 80.8% for the three months ended March 31, 2019, compared with 78.7% for the three months ended March 31, 2018.

U.K./European Operations
Operating Revenues
The following table sets forth our U.K./European Operations total operating revenues for the three months ended March 31, 2019 and 2018. The table below also reflects the calculation of our U.K./European Operations existing operations by subtracting the revenues and carloads from the divested ERS operations from our U.K./European Operations total operations for the three months ended March 31, 2018 (dollars in thousands):

	Three Months Ended March 31,				Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations		Currency Impact on 2018 Total Operations*	Currency Impact on 2018 Existing Operations*
	2019	2018
		Total Operations	Divested Operations	Existing Operations	Amount	%	Amount	%
Freight revenues	$81,207	$91,211	$10,412	$80,799	$(10,004)	(11.0)%	$408	0.5%	$(6,582)	$(5,791)
Freight-related revenues	63,931	66,802	4,321	62,481	(2,871)	(4.3)%	1,450	2.3%	(4,432)	(4,135)
All other revenues	15,398	16,184	12	16,172	(786)	(4.9)%	(774)	(4.8)%	(1,048)	(1,047)
Total operating revenues	$160,536	$174,197	$14,745	$159,452	$(13,661)	(7.8)%	$1,084	0.7%	$(12,062)	$(10,973)
Carloads	230,278	261,785	30,126	231,659	(31,507)	(12.0)%	(1,381)	(0.6)%
* Currency impact was calculated by comparing the 2018 results translated from local currency to United States dollars using 2019 exchange rates to the 2018 results in United States dollars as reported.
Freight Revenues
The following table sets forth our U.K./European Operations total freight revenues for the three months ended March 31, 2019 and 2018. The table below also reflects the calculation of our U.K./European Operations existing operations by subtracting the revenues from the divested ERS operations from our U.K./European Operations total operations for the three months ended March 31, 2018 (dollars in thousands):

	Three Months Ended March 31,				Increase/(Decrease) in Existing Operations	Currency Impact on Existing Operations	2018 Constant Currency Existing Operations*	Increase/(Decrease) in Existing Operations Constant Currency*
	2019	2018
Commodity Group		Total Operations	Divested Operations	Existing Operations
Agricultural Products	$736	$1,235	$—	$1,235	$(499)	$(128)	$1,107	$(371)
Coal & Coke	4,693	3,476	—	3,476	1,217	(276)	3,200	1,493
Intermodal	59,205	67,321	10,412	56,909	2,296	(3,644)	53,265	5,940
Minerals & Stone	15,882	19,179	—	19,179	(3,297)	(1,743)	17,436	(1,554)
Petroleum Products	691	—	—	—	691	—	—	691
Total operating revenues	$81,207	$91,211	$10,412	$80,799	$408	$(5,791)	$75,008	$6,199
*     Constant currency amounts reflect the prior period existing operations translated at the current period exchange rates.

The following table sets forth our U.K./European Operations freight revenues, carloads and average freight revenues per carload for the three months ended March 31, 2019 and 2018 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads		Average Freight Revenues Per Carload

	Three Months Ended March 31,				Three Months Ended March 31,		Three Months Ended March 31,
	2019		2018 Constant Currency*
Commodity Group	Amount	% of Total	Amount	% of Total	2019	2018	2019	2018	2018 Constant Currency*
Agricultural Products	$736	0.9%	$1,107	1.3%	533	966	$1,381	$1,278	$1,146
Coal & Coke	4,693	5.8%	3,200	3.8%	8,284	5,895	567	590	543
Intermodal	59,205	72.9%	62,886	74.3%	181,002	210,780	327	319	298
Minerals & Stone	15,882	19.6%	17,436	20.6%	37,473	44,144	424	434	395
Petroleum Products	691	0.8%	—	—%	2,986	—	231	—	—
Total	$81,207	100.0%	$84,629	100.0%	230,278	261,785	$353	$348	$323

*	Constant currency amounts reflect the prior period results translated at the current period exchange rates.

Total traffic from our U.K./European Operations decreased 31,507 carloads, or 12.0%, to 230,278 carloads for the three months ended March 31, 2019, compared with the same period in 2018. Excluding traffic from our divested ERS operations for 2018, existing operations traffic decreased 1,381 carloads, or 0.6%. The decrease in traffic from existing operations was primarily due to a decrease of 6,671 carloads of minerals and stone traffic, partially offset by increases of 2,986 carloads of petroleum products traffic and 2,389 carloads of coal and coke traffic. All remaining traffic decreased by a net 85 carloads.
Changes in average freight revenues per carload in a commodity group may be impacted by changes in customer rates, fuel surcharges, commodity mix and the mix of customer traffic within a commodity group. Excluding a 7.9% impact of foreign currency, average freight revenues per carload from our U.K./European Operations increased 9.3% to $353 for the three months ended March 31, 2019, compared with the same period in 2018. Average freight revenues per carload from existing operations, excluding the impact of foreign currency, increased 9.0% for the three months ended March 31, 2019, compared with the same period in 2018.
The following information discusses the significant changes in our U.K./European Operations freight revenues by commodity group excluding the impact of foreign currency and the divested ERS operations.
Coal and coke revenues increased $1.5 million, or 46.7%, primarily due to an increase in traffic of 2,389 carloads, or 40.5%. The carload increase was primarily due to increased shipments in the U.K. and Poland.
Intermodal revenues increased $5.9 million, or 11.2%, primarily due to an increase in average freight revenues per carload of 10.8%. The increase in average freight revenues per carload was primarily due to stronger pricing in the U.K.
Minerals and stone revenues decreased $1.6 million, or 8.9%. Minerals and stone traffic decreased 6,671 carloads, or 15.1%, which decreased revenues by $2.8 million, while average freight revenues per carload increased 7.3%, which increased revenues by $1.3 million. The carload decrease was due to lower construction aggregates shipments in Poland as a result of unfavorable weather conditions. The increase in average freight revenues per carload was primarily due to stronger pricing.
Freight revenues from all remaining commodities combined increased by a net $0.3 million.
Freight-Related Revenues
Freight-related revenues from our U.K./European Operations includes trucking haulage services, container storage and switching services, as well as infrastructure services where we operate work trains for the track infrastructure owner. Freight-related revenues from our U.K./European Operations also include traction services (or hook and pull), which requires us to provide locomotives and drivers to move a customer's train between specified origin, and destination points and other ancillary revenues related to the movement of freight.
Freight-related revenues from our U.K./European Operations were $63.9 million for the three months ended March 31, 2019, compared with $66.8 million for the three months ended March 31, 2018, a decrease of $2.9 million, or 4.3%. Excluding a decrease of $4.4 million due to the impact of foreign currency depreciation and $4.0 million from our divested ERS operations, freight-related revenues from our existing operations increased $5.6 million, or 9.6%, for the three months ended March 31, 2019, compared with $58.3 million for the three months ended March 31, 2018. The increase in freight-related revenues from our existing operations was primarily due to increased rates on trucking revenues in the U.K. and increased crewing services in Poland, partially offset by a decrease in infrastructure services revenue in the U.K.
All Other Revenues
All other revenues from our U.K./European Operations includes revenues from container sales and conversions, third-party car and locomotive repairs, property rentals and other ancillary revenues not directly related to the movement of freight. All other revenues from our U.K./European Operations were $15.4 million for the three months ended March 31, 2019, compared with $16.2 million for the three months ended March 31, 2018, a decrease of $0.8 million, or 4.9%. Excluding a $1.0 million decrease due to the impact of foreign currency depreciation, all other revenues from our existing operations increased $0.3 million, or 1.8%, for the three months ended March 31, 2019, compared with $15.1 million for the three months ended March 31, 2018.

Operating Expenses
Total operating expenses from our U.K./European Operations decreased $13.8 million, or 7.8%, to $162.6 million for the three months ended March 31, 2019, compared with $176.4 million for the three months ended March 31, 2018. The decrease consisted of $13.2 million from divested operations and $12.2 million due to the impact of foreign currency depreciation, partially offset by an $11.6 million increase from existing operations. The increase from existing operations included increases of $5.3 million in restructuring and related costs, $1.9 million in labor and benefits expense, $1.9 million in other expenses, net and $1.1 million in depreciation and amortization expense.
The following table sets forth operating expenses from our U.K./European Operations for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended March 31,				Increase/(Decrease)	Currency Impact	2018 Constant Currency*	Increase/(Decrease) Constant Currency*
	2019		2018
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$50,678	31.6%	$52,767	30.3%	$(2,089)	$(3,498)	$49,269	$1,409
Equipment rents	18,899	11.8%	20,272	11.6%	(1,373)	(1,499)	18,773	126
Purchased services	29,381	18.3%	43,783	25.1%	(14,402)	(3,035)	40,748	(11,367)
Depreciation and amortization	9,784	6.1%	9,352	5.4%	432	(629)	8,723	1,061
Diesel fuel used in train operations	12,966	8.1%	13,361	7.7%	(395)	(965)	12,396	570
Electricity used in train operations	2,324	1.4%	2,234	1.3%	90	(170)	2,064	260
Casualties and insurance	1,139	0.7%	1,728	1.0%	(589)	(112)	1,616	(477)
Materials	15,257	9.5%	16,318	9.4%	(1,061)	(1,069)	15,249	8
Trackage rights	9,085	5.7%	9,652	5.5%	(567)	(733)	8,919	166
Net gain on sale and impairment of assets	(794)	(0.5)%	(78)	—%	(716)	5	(73)	(721)
Restructuring and related costs	5,496	3.4%	249	0.1%	5,247	(16)	233	5,263
Other expenses, net	8,429	5.2%	6,782	3.9%	1,647	(480)	6,302	2,127
Total operating expenses	$162,644	101.3%	$176,420	101.3%	$(13,776)	$(12,201)	$164,219	$(1,575)
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following information discusses the significant changes in operating expenses from our U.K./European Operations excluding a decrease of $12.2 million due to the impact of foreign currency depreciation.
Labor and benefits expense was $50.7 million for the three months ended March 31, 2019, compared with $49.3 million for the three months ended March 31, 2018, an increase of $1.4 million, or 2.9%. The increase consisted of $1.9 million from existing operations, partially offset by a $0.5 million decrease from our divested ERS operations. The increase from existing operations was primarily due to annual wage increases.
Purchased services expense was $29.4 million for the three months ended March 31, 2019, compared with $40.7 million for the three months ended March 31, 2018, a decrease of $11.4 million, or 27.9%. The decrease was primarily due to crewing costs incurred in 2018 associated with our divested ERS operations.
Depreciation and amortization expense was $9.8 million for the three months ended March 31, 2019, compared with $8.7 million for the three months ended March 31, 2018, an increase of $1.1 million, or 12.2%. The increase was primarily due to a larger depreciable asset base in 2019 compared with 2018, reflecting capital spending in 2018.
Restructuring and related costs for the three months ended March 31, 2019 and 2018 of $5.5 million and $0.2 million, respectively, were primarily related to our optimization activities in the U.K.
Other expenses, net were $8.4 million for the three months ended March 31, 2019, compared with $6.3 million for the three months ended March 31, 2018, an increase of $2.1 million, or 33.8%. The increase related to existing operations and was primarily due to an increase in allowance for doubtful accounts.

Operating Loss/Operating Ratio
Operating loss from our U.K./European Operations was $2.1 million for the three months ended March 31, 2019, compared with an operating loss of $2.2 million for the three months ended March 31, 2018. The operating loss for the three months ended March 31, 2019 included $5.5 million of restructuring and related costs primarily driven by our optimization activities in the U.K. The operating loss for the three months ended March 31, 2018 included $0.2 million of restructuring and related costs and $0.1 million of corporate development and related costs. The operating ratio remained flat at 101.3% for the three months ended March 31, 2019, compared with the three months ended March 31, 2018.
Liquidity and Capital Resources
We had cash and cash equivalents of $70.1 million as of March 31, 2019, of which $39.8 million was from our Australian Operations, which we control through a 51.1% ownership interest. In accordance with our Australia partnership agreement with MIRA, the cash and cash equivalents of our Australian Operations can be used to make payments in the ordinary course of business, pay down debt of the Australia Partnership and make distributions to the partners in proportion to their investments. No such distributions were made during the three months ended March 31, 2019 or 2018.
Based on current expectations, we believe our cash, together with our other liquid assets, anticipated future cash flows from operations, availability under our credit agreement and access to debt and equity capital markets and other sources of available financing will be sufficient to fund expected operating, capital and debt service requirements and other financial commitments for the foreseeable future. As of March 31, 2019, we had $510.9 million of unused borrowing capacity under our credit agreement.
As of March 31, 2019, we had long-term debt, including current portion, of $2,418.2 million, which comprised 39.8% of our total capitalization. As of December 31, 2018, we had long-term debt, including current portion, of $2,453.5 million, which comprised 40.3% of our total capitalization. Our long-term debt, including current portion, consisted of the following as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019	December 31, 2018
Senior secured credit facility	$1,736,939	$1,783,423
Australian senior secured credit facility(a)	457,817	458,166
Australian subordinated shareholder loan from MIRA(b)	169,082	167,796
Other debt	73,162	64,261
Less: deferred financing fees	(18,783)	(20,108)
Total debt	$2,418,217	$2,453,538
(a) Standalone credit agreement is non-recourse to us and MIRA.
(b) Shareholder loan is non-recourse to us.
During the three months ended March 31, 2019 and 2018, we generated $103.4 million and $101.4 million, respectively, of cash from operating activities. Changes in working capital decreased net cash flows by $9.7 million and $19.5 million for the three months ended March 31, 2019 and 2018, respectively.
During the three months ended March 31, 2019 and 2018, our cash used in investing activities was $58.7 million and $49.3 million, respectively. For the three months ended March 31, 2019, the primary drivers of cash used in investing activities were $67.8 million of cash used for capital expenditures, including $26.8 million related to capital expenditures accrued in 2018, partially offset by $6.5 million of cash received from grants from outside parties for capital spending. For the three months ended March 31, 2018, primary drivers of cash used in investing activities were $58.2 million of cash used for capital expenditures, including $20.1 million related to capital expenditures accrued in 2017, partially offset by $5.9 million in cash received from grants from outside parties for capital spending.
During the three months ended March 31, 2019 and 2018, our cash used in financing activities was $65.9 million and $10.6 million, respectively. For the three months ended March 31, 2019, the primary drivers of cash used in financing activities were net payments on outstanding debt of $59.1 million and $4.8 million for common share repurchases. For the three months ended March 31, 2018, the primary drivers of cash used in financing activities were $57.4 million for common share repurchases, partially offset by a net increase in outstanding debt of $55.0 million. For additional information regarding our common share repurchases, see Note 3, Earnings Per Common Share, to our Consolidated Financial Statements set forth in "Part I Item 1. Financial Statements" of this quarterly report.

2019 Budgeted Capital Expenditures
The following table sets forth our budgeted capital expenditures for the year ending December 31, 2019 (dollars in thousands):

	2019 Budgeted Capital Expenditures
	North American Operations	Australian Operations	U.K./European Operations	Total
Track and equipment, self-funded	$165,000	$20,000	$30,000	$215,000
Track and equipment, subject to third-party funding	105,000	—	—	105,000
New business investments	8,000	27,000	—	35,000
Gross capital expenditures	278,000	47,000	30,000	355,000
Grants from outside parties	(75,000)	—	—	(75,000)
Net capital expenditures	$203,000	$47,000	$30,000	$280,000
During the three months ended March 31, 2019, we incurred $62.1 million in aggregate capital expenditures related to current year projects of which we paid $41.0 million in cash and accrued $21.1 million in accounts payable as of March 31, 2019. We expect to receive $4.2 million of grants from outside parties related to these current year projects, which was included in outstanding grant receivables from outside parties as of March 31, 2019.
The following table sets forth our capital expenditures related to current year projects incurred by segment for the three months ended March 31, 2019 (dollars in thousands):

	Three Months Ended March 31, 2019
	North American Operations	Australian Operations	U.K./European Operations	Total
Capital Expenditures:
Track and equipment, self-funded	$47,073	$991	$10,373	$58,437
Track and equipment, subject to third-party funding	3,318	—	—	3,318
New business investments	285	68	—	353
Gross capital expenditures	50,676	1,059	10,373	62,108
Grants from outside parties	(4,203)	—	—	(4,203)
Net capital expenditures	$46,473	$1,059	$10,373	$57,905
Cash paid for purchases of property and equipment during the three months ended March 31, 2019 of $67.8 million consisted of $41.0 million for 2019 capital projects and $26.8 million related to capital expenditures accrued in 2018. Grant proceeds from outside parties received during the three months ended March 31, 2019 of $6.5 million were primarily related to our capital expenditures from prior years.
Recently Adopted and Recently Issued Accounting Standards
See Note 5, Leases, and Note 14, Recently Issued Accounting Standards, to our Consolidated Financial Statements set forth in "Part I Item 1. Financial Statements" of this quarterly report for additional information regarding recently adopted and recently issued accounting standards.
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
Our off-balance sheet arrangements as of December 31, 2018 consisted of operating lease obligations. Effective January 1, 2019, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), which required lessees to now recognize operating leases on their balance sheet as a right-of-use asset with a corresponding liability. See Note 5, Leases, to our Consolidated Financial Statements set forth in "Part I Item 1. Financial Statements" of this quarterly report for additional information regarding this standard. As of March 31, 2019, we had no off-balance sheet arrangements.

Impact of Foreign Currencies on Consolidated Results
As more fully described in Note 13, Segment Information, to our Consolidated Financial Statements set forth in "Part I Item 1. Financial Statements" of this quarterly report, the results of operations of the foreign entities are maintained in the respective local currency and then translated into United States dollars at the applicable exchange rates for inclusion in the consolidated financial statements. When comparing the effects of average foreign currency exchange rates on operating revenues and operating expenses during the three months ended March 31, 2019 and 2018, foreign currency translation had a net negative impact on our consolidated operating revenues and a net positive impact on our consolidated operating expenses. Currency effects related to operating revenues and operating expenses are presented within the discussion of these respective items included within this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
During the three months ended March 31, 2019, there were no material changes to the Quantitative and Qualitative Disclosures About Market Risk previously disclosed in our 2018 Annual Report on Form 10-K (see Note 6, Derivative Financial Instruments, to our Consolidated Financial Statements set forth in "Part I Item 1. Financial Statements" of this quarterly report).

ITEM 4.	CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures — We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, the disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Internal Control Over Financial Reporting — There were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. With the adoption of Accounting Standards Update (ASU) 2016-02, Leases, that became effective on January 1, 2019, we implemented a new lease accounting system and updated our processes and controls for evaluating and accounting for lease contracts under the new accounting standard during the three months ended March 31, 2019. However, there were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
From time to time, we are a defendant in certain lawsuits and a party to certain arbitrations resulting from our operations in the ordinary course, as the nature of our business exposes us to the potential for various claims and litigation, including those related to property damage, personal injury, freight loss, labor and employment, environmental and other matters. We maintain insurance policies to mitigate the financial risk associated with such claims. However, any material changes to pending litigation or a catastrophic rail accident or series of accidents involving material freight loss or property damage, personal injuries or environmental liability or other claims or disputes that are not covered by insurance could have a material adverse effect on our results of operations, financial condition and liquidity.
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
For a discussion of our potential risks or uncertainties, please see Risk Factors in Part I Item 1A of the Company's 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission. There have been no material changes to the risk factors disclosed in the 2018 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
There were no unregistered sales of equity securities for the period covered by this Quarterly Report on Form 10-Q.
Issuer Purchases of Equity Securities

Period in 2019	(a) Total Number of Shares (or Units) Purchased (1)(2)	(b) Average Price Paid per Share (or Unit)(2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Maximum Number of Shares (or Units) (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (3)
January 1 to January 31	64,860	$73.94	64,860	$335,000,045
February 1 to February 28	20,472	$82.73	—	$335,000,045
March 1 to March 31	25,957	$82.00	—	$335,000,045
Total	111,289	$77.44	64,860
(1) Of the 111,289 shares acquired in the three months ended March 31, 2019, 46,429 shares represent common stock acquired by us from our employees who surrendered shares in lieu of cash either to fund their exercise of stock options or to pay taxes on equity awards granted under our Fourth Amended and Restated 2004 Omnibus Plan.

(2)	Average price paid per share included costs associated with the repurchases.
(3) In November 2018, the Board of Directors authorized the repurchase of $500 million of our Class A Common Stock. During the three months ended March 31, 2019, we repurchased 64,860 shares of our Class A Common Stock under the repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
None.

ITEM 6.	EXHIBITS.
For a list of exhibits, see Index to Exhibits in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

INDEX TO EXHIBITS

Number	Description

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

*32.1	Section 1350 Certification

*101
The following financial information from Genesee & Wyoming Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018, (iv) Consolidated Statements of Changes in Equity for the three months ended March 31, 2019 and 2018, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, and (vi) the Notes to Consolidated Financial Statements.

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

GENESEE & WYOMING INC.

Date:	May 9, 2019	By:	/s/ TIMOTHY J. GALLAGHER
		Name:	Timothy J. Gallagher
		Title:	Chief Financial Officer (Principal Financial Officer)

Date:	May 9, 2019	By:	/s/ CHRISTOPHER F. LIUCCI
		Name:	Christopher F. Liucci
		Title:	Chief Accounting Officer (Principal Accounting Officer)