Form 10-Q
period 2019-06-30
GENESEE & WYOMING INC
filed 2019-08-07
CIK 1012620

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
For the quarterly period ended June 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes    ☒  No
Shares of common stock outstanding as of the close of business on August 1, 2019:

Class	Number of Shares Outstanding
Class A Common Stock	56,592,802
Class B Common Stock	376,392

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
Forward-Looking Statements
This report and other documents referred to in this report contain forward-looking statements regarding future events and the future performance of Genesee & Wyoming Inc. that are based on current expectations, estimates and projections about our industry, our business and our performance, management's beliefs and assumptions made by management. Words such as "anticipates," "intends," "plans," "believes," "could," "should," "seeks," "expects," "will," "estimates," "trends," "outlook," variations of these words and similar expressions are intended to identify these forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast, including the following: the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement with affiliates of Brookfield Infrastructure and GIC; the inability to complete the proposed merger due to the failure to obtain stockholder approval for the proposed merger or the failure to satisfy other conditions to completion of the proposed merger, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the transaction; risks related to disruption of management’s attention from G&W's ongoing business operations due to the transaction; the effect of the proposed merger on G&W's ability to retain and hire key personnel or maintain relationships with its customers, operating results and business generally; the risk that the proposed merger will not be consummated in a timely manner; exceeding the expected costs of the merger; risks related to the operation of our railroads; severe weather conditions and other natural occurrences, which could result in shutdowns, derailments, railroad network and port congestion or other substantial disruption of operations; customer demand and changes in our operations or loss of important customers; exposure to the credit risk of customers and counterparties; changes in commodity prices; consummation and integration of acquisitions; implementation of restructuring plans; economic, political and industry conditions, including employee strikes or work stoppages; retention and contract continuation; our ability to attract and retain skilled workers; legislative and regulatory developments, including changes in environmental and other laws and regulations to which we or our customers are subject; increased competition in relevant markets; funding needs and financing sources, including our ability to obtain government funding for capital projects; international complexities of operations, currency fluctuations, finance, tax and decentralized management; challenges of managing rapid growth, including retention and development of senior leadership; unpredictability of fuel costs; susceptibility to and outcome of various legal claims, lawsuits and arbitrations; increase in, or volatility associated with, expenses related to estimated claims, self-insured retention amounts and insurance coverage, collectability and limits; consummation of new business opportunities; decrease in revenues and/or increase in costs and expenses; susceptibility to the risks of doing business in foreign countries; uncertainties arising from a referendum in which voters in the United Kingdom (U.K.) approved an exit from the European Union (E.U.), commonly referred to as Brexit; our ability to integrate acquired businesses successfully or to realize the expected synergies associated with acquisitions; risks associated with our substantial indebtedness; failure to maintain satisfactory working relationships with partners in Australia; failure to maintain an effective system of internal control over financial reporting as well as disclosure controls and procedures and other risks including, but not limited to, those set forth in Part II Item 1A of this Quarterly Report on Form 10-Q, if any, and those noted in our 2018 Annual Report on Form 10-K under "Risk Factors." Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Forward-looking statements speak only as of the date of this report or as of the date they were made. We do not undertake, and expressly disclaim, any duty to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2019 and DECEMBER 31, 2018 (Unaudited)
(dollars in thousands, except per share and share amounts)

	June 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$82,383	$90,387
Accounts receivable, net	444,168	426,305
Materials and supplies	55,321	56,716
Prepaid expenses and other	40,074	54,185
Total current assets	621,946	627,593
PROPERTY AND EQUIPMENT, net	4,669,704	4,613,014
GOODWILL	1,114,478	1,115,849
INTANGIBLE ASSETS, net	1,401,971	1,430,197
DEFERRED INCOME TAX ASSETS, net	5,376	4,616
OTHER ASSETS	550,714	77,192
Total assets	$8,364,189	$7,868,461
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$57,289	$28,303
Accounts payable	269,644	288,070
Accrued expenses	246,188	165,280
Total current liabilities	573,121	481,653
LONG-TERM DEBT, less current portion	2,281,191	2,425,235
DEFERRED INCOME TAX LIABILITIES, net	889,197	877,721
DEFERRED ITEMS - grants from outside parties	335,485	326,520
OTHER LONG-TERM LIABILITIES	594,293	127,280
COMMITMENTS AND CONTINGENCIES
EQUITY:
Class A Common Stock, $0.01 par value, one vote per share; 180,000,000 shares authorized at June 30, 2019 and December 31, 2018; 75,584,503 and 75,240,513 shares issued and 56,581,921 and 56,349,327 shares outstanding (net of 19,002,582 and 18,891,186 shares in treasury) on June 30, 2019 and December 31, 2018, respectively	756	752
Class B Common Stock, $0.01 par value, ten votes per share; 30,000,000 shares authorized at June 30, 2019 and December 31, 2018; 376,392 and 517,138 shares issued and outstanding on June 30, 2019 and December 31, 2018, respectively	4	5
Additional paid-in capital	1,797,794	1,785,005
Retained earnings	2,571,251	2,482,252
Accumulated other comprehensive loss	(173,797)	(146,456)
Treasury stock, at cost	(708,482)	(699,852)
Total Genesee & Wyoming Inc. stockholders' equity	3,487,526	3,421,706
Noncontrolling interest	203,376	208,346
Total equity	3,690,902	3,630,052
Total liabilities and equity	$8,364,189	$7,868,461
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 and 2018 (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
OPERATING REVENUES	$571,480	$594,990	$1,129,569	$1,169,651
OPERATING EXPENSES:
Labor and benefits	179,943	179,838	364,251	363,554
Equipment rents	32,010	34,802	64,243	68,889
Purchased services	54,034	61,045	105,282	125,147
Depreciation and amortization	62,517	65,745	125,143	131,735
Diesel fuel used in train operations	41,504	45,623	86,141	91,774
Electricity used in train operations	2,226	2,044	4,550	4,278
Casualties and insurance	11,839	12,984	23,211	22,950
Materials	31,294	32,376	62,514	64,845
Trackage rights	21,727	23,303	43,367	44,281
Net loss/(gain) on sale and impairment of assets	980	(823)	(510)	(1,859)
Restructuring and related costs	7,561	9,362	15,195	9,645
Other expenses, net	31,645	25,566	62,272	54,374
Total operating expenses	477,280	491,865	955,659	979,613
OPERATING INCOME	94,200	103,125	173,910	190,038
Interest income	824	584	1,371	1,082
Interest expense	(27,399)	(28,940)	(55,009)	(54,176)
Other income/(loss), net	2,614	288	3,033	(1,752)
Income before income taxes	70,239	75,057	123,305	135,192
Provision for income taxes	(18,866)	(26,446)	(33,126)	(10,556)
Net income	$51,373	$48,611	$90,179	$124,636
Less: Net (loss)/income attributable to noncontrolling interest	(68)	4,443	32	5,370
Net income attributable to Genesee & Wyoming Inc.	$51,441	$44,168	$90,147	$119,266
Basic earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:	$0.91	$0.74	$1.60	$1.96
Weighted average shares – Basic	56,536	59,996	56,433	60,946
Diluted earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:	$0.90	$0.73	$1.58	$1.93
Weighted average shares – Diluted	57,272	60,879	57,182	61,841
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 and 2018 (Unaudited)
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
NET INCOME	$51,373	$48,611	$90,179	$124,636
OTHER COMPREHENSIVE INCOME/(LOSS):
Foreign currency translation adjustment	(2,191)	(48,923)	4,828	(49,541)
Net unrealized (loss)/gain on qualifying hedges, net of tax benefit/(provision) of $6,484, ($879), $10,710 and ($3,029), respectively	(21,525)	2,701	(34,499)	9,603
Changes in pension and other postretirement benefits, net of tax (provision)/benefit of ($7), ($14), $82 and ($28), respectively	62	43	(154)	86
Other comprehensive loss	(23,654)	(46,179)	(29,825)	(39,852)
COMPREHENSIVE INCOME	$27,719	$2,432	$60,354	$84,784
Less: Comprehensive loss attributable to noncontrolling interest	(3,370)	(4,225)	(2,452)	(7,316)
COMPREHENSIVE INCOME ATTRIBUTABLE TO GENESEE & WYOMING INC.	$31,089	$6,657	$62,806	$92,100
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 and 2018 (Unaudited)
(dollars in thousands)

	G&W Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Non-controlling Interest	Total Equity
BALANCE, December 31, 2018	$752	$5	$1,785,005	$2,482,252	$(146,456)	$(699,852)	$208,346	3,630,052
Net income	—	—	—	38,706	—	—	100	38,806
Other comprehensive (loss)/income	—	—	—	—	(6,989)	—	818	(6,171)
Conversion of 100,000 shares Class B Common Stock to Class A Common Stock	1	(1)	—	—	—	—	—	—
Value of stock issued for stock-based compensation - 164,732 shares Class A Common Stock	2	—	2,069	—	—	—	—	2,071
Compensation cost related to stock-based compensation	—	—	3,884	—	—	—	—	3,884
Value of treasury stock repurchased - 111,289 shares	—	—	—	—	—	(8,630)	—	(8,630)
Other	—	—	(832)	(1,104)	—	—	(796)	(2,732)
BALANCE, March 31, 2019	$755	$4	$1,790,126	$2,519,854	$(153,445)	$(708,482)	$208,468	$3,657,280
Net income/(loss)	—	—	—	51,441	—	—	(68)	51,373
Other comprehensive loss	—	—	—	—	(20,352)	—	(3,302)	(23,654)
Conversion of 40,746 shares Class B Common Stock to Class A Common Stock	—	—	—	—	—	—	—	—
Value of stock issued for stock-based compensation - 38,512 shares Class A Common Stock	1	—	2,095	—	—	—	—	2,096
Compensation cost related to stock-based compensation	—	—	4,227	—	—	—	—	4,227
Other (including treasury stock repurchased - 107 shares)	—	—	1,346	(44)	—	—	(1,722)	(420)
BALANCE, June 30, 2019	$756	$4	$1,797,794	$2,571,251	$(173,797)	$(708,482)	$203,376	$3,690,902
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2019 and 2018 (Unaudited)
(dollars in thousands) (continued)

	G&W Stockholders						Non-controlling Interest	Total Equity
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock
BALANCE, December 31, 2017	$748	$7	$1,757,332	$2,234,864	$(105,534)	$(236,951)	$245,626	$3,896,092
Net income	—	—	—	75,098	—	—	927	76,025
Other comprehensive income/(loss)	—	—	—	—	10,345	—	(4,018)	6,327
Value of stock issued for stock-based compensation - 115,897 shares Class A Common Stock	1	—	1,049	—	—	—	—	1,050
Compensation cost related to stock-based compensation	—	—	4,056	—	—	—	—	4,056
Value of treasury stock repurchased - 832,232 shares	—	—	—	—	—	(60,175)	—	(60,175)
Amounts reclassified from accumulated other comprehensive loss to retained earnings related to the United States Tax Cuts and Jobs Act	—	—	—	2,970	(2,970)	—	—	—
Other	—	—	—	—	—	—	1	1
BALANCE, March 31, 2018	$749	$7	$1,762,437	$2,312,932	$(98,159)	$(297,126)	$242,536	$3,923,376
Net income	—	—	—	44,168	—	—	4,443	48,611
Other comprehensive loss	—	—	—	—	(37,511)	—	(8,668)	(46,179)
Conversion of 30,000 shares Class B Common Stock to Class A Common Stock	—	—	—	—	—	—	—	—
Value of stock issued for stock-based compensation - 42,102 shares Class A Common Stock	1	—	1,856	—	—	—	—	1,857
Compensation cost related to stock-based compensation	—	—	4,515	—	—	—	—	4,515
Value of treasury stock repurchased - 1,873,170 shares	—	—	—	—	—	(134,952)	—	(134,952)
Distribution to noncontrolling interest	—	—	—	—	—	—	(14,898)	(14,898)
Other	—	—	—	—	—	—	48	48
BALANCE, June 30, 2018	$750	$7	$1,768,808	$2,357,100	$(135,670)	$(432,078)	$223,461	$3,782,378
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2019 and 2018 (Unaudited)
(dollars in thousands)

	Six Months Ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$90,179	$124,636
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	125,143	131,735
Stock-based compensation	8,100	8,601
Deferred income taxes	22,534	(11,489)
Insurance proceeds received	1,600	—
Net gain on sale and impairment of assets	(510)	(1,859)
Changes in assets and liabilities which provided/(used) cash:
Accounts receivable, net	(4,930)	(46,519)
Materials and supplies	1,278	2,460
Prepaid expenses and other	(7,121)	(7,587)
Accounts payable and accrued expenses	(18,673)	20,665
Other assets and liabilities, net	5,521	10,684
Net cash provided by operating activities	223,121	231,327
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(144,740)	(133,328)
Grant proceeds from outside parties	14,881	12,901
Proceeds from settlement of derivative transactions	45,360	—
Proceeds from sale of business	—	7,927
Insurance proceeds for replacement of assets	1,597	1,866
Proceeds from disposition of property and equipment	4,176	2,795
Contributions to joint venture	(2,700)	(2,921)
Net cash used in investing activities	(81,426)	(110,760)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on revolving line-of-credit, long-term debt and finance lease obligations	(319,338)	(706,965)
Proceeds from revolving line-of-credit and long-term debt	178,726	795,241
Debt amendment/issuance costs	—	(5,303)
Purchase of additional shares in Freightliner Australia	(4,696)	—
Common share repurchases	(4,796)	(192,324)
Distribution to noncontrolling interest	—	(14,898)
Installment payments on Freightliner deferred consideration	(2,522)	(6,255)
Other financing related activities, net	(253)	(893)
Net cash used in financing activities	(152,879)	(131,397)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	3,180	60
DECREASE IN CASH AND CASH EQUIVALENTS	(8,004)	(10,770)
CASH AND CASH EQUIVALENTS, beginning of period	90,387	80,472
CASH AND CASH EQUIVALENTS, end of period	$82,383	$69,702
The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:
The interim consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and are unaudited. They do not contain all disclosures which would be required in a full set of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, the unaudited financial statements for the three and six months ended June 30, 2019 and 2018 are presented on a basis consistent with the audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods presented. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The consolidated balance sheet data for 2018 was derived from the audited financial statements in the Company's 2018 Annual Report on Form 10-K, but does not include all disclosures required by U.S. GAAP.
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
During the process of preparing the Form 10-K for the year ended December 31, 2018, the Company determined that there was an error in and revised its statement of cash flows for the six months ended June 30, 2018, which resulted in the following offsetting adjustments: an increase of $33 million in principal payments on revolving line-of-credit, long-term debt and capital lease obligations, representing cash outflows from financing activities, and an increase of $33 million in proceeds from revolving line-of-credit and long-term debt, representing cash inflows from financing activities. There was no effect on any other section of the Company's statement of cash flows, and this revision had no impact on the Company's consolidated balance sheet as of December 31, 2018 or the Company's consolidated statements of operations or comprehensive income for the three and six months ended June 30, 2018. The Company does not consider this revision material to any previously issued consolidated financial statements.
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
2. CHANGES IN OPERATIONS:
North American Operations
Canada Lease Expirations: Two of the Company's short line railroad leases in Canada (Goderich-Exeter Railway (GEXR) and Southern Ontario Railway (SORR)) expired at the end of 2018. The Company's results for the three and six months ended June 30, 2018 included $5.6 million and $11.1 million, respectively, of revenues from these leased railroads. The Company's results included no material operating income from these leased railroads for the three and six months ended June 30, 2018.

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
Restructuring and related costs associated with the optimization are expected to be approximately $37 million (at an exchange rate of $1.30 for one British pound) and are comprised of the following (dollars in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019	Total Costs Incurred Through June 30, 2019	Estimated Total Restructuring and Related Costs
Rationalization of locomotive and railcar fleet	$—	$—	$6,301	$9,000
Management restructuring(a)	5,058	9,141	13,781	16,000
Productivity and automation investments	1,725	3,138	7,181	12,000
Total	$6,783	$12,279	$27,263	$37,000

(a)	Subject to requisite U.K. consultative process.
Changes in restructuring and related liabilities for the U.K. Operations Optimization program for the six months ended June 30, 2019 was as follows (dollars in thousands):

	Rationalization of Locomotive and Railcar Fleet	Management Restructuring	Productivity and Automation Investments	Total
Restructuring and related liabilities as of December 31, 2018	$4,094	$982	$—	$5,076
Restructuring and related costs incurred	—	9,141	3,138	12,279
Cash payments	(610)	(6,691)	(3,138)	(10,439)
Non-cash settlements	—	—	—	—
Restructuring and related liabilities as of June 30, 2019	$3,484	$3,432	$—	$6,916

Continental Europe Intermodal Business: On June 5, 2018, the Company sold its Continental Europe intermodal business, ERS Railways B.V. (ERS), for gross cash proceeds of €11.2 million (or $13.1 million at the exchange rate on June 5, 2018) or €6.8 million (or $7.9 million at the exchange rate on June 5, 2018) net of €4.4 million (or $5.2 million at the exchange rate on June 5, 2018) of cash on hand that transferred to the buyer. The Company's results for the three and six months ended June 30, 2018 included $9.4 million and $24.1 million, respectively, of revenues from ERS. The Company's results for the three and six months ended June 30, 2018 included no material operating income from ERS.

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. EARNINGS PER COMMON SHARE:
The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2019 and 2018 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerators:
Net income attributable to Genesee & Wyoming Inc.	$51,441	$44,168	$90,147	$119,266
Denominators:
Weighted average Class A common shares outstanding – Basic	56,536	59,996	56,433	60,946
Weighted average Class B common shares outstanding	405	673	452	687
Dilutive effect of employee stock-based awards	331	210	297	208
Weighted average shares – Diluted	57,272	60,879	57,182	61,841
Earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:
Basic earnings per common share	$0.91	$0.74	$1.60	$1.96
Diluted earnings per common share	$0.90	$0.73	$1.58	$1.93

The following total number of shares of Class A Common Stock issuable under the assumed exercise of stock-based awards computed based on the treasury stock method were excluded from the calculation of diluted earnings per common share, as the effect of including these shares would have been antidilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Antidilutive shares	257	1,130	566	1,043

Share Repurchase
In October 2018, the Company completed its $300 million share repurchase program that had been approved in 2015, and the Company's Board of Directors authorized a new $500 million share repurchase program of Class A Common Stock, subject to certain limitations under the Company's credit facility. The table below presents information regarding shares repurchased by the Company under the share repurchase programs during the three and six months ended June 30, 2019 and 2018 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Class A Common Stock repurchased	—	1,873	65	2,666
Average price paid per share of Class A Common Stock repurchased	$—	$72.04	$73.94	$72.14

Repurchased shares are recorded in treasury stock, at cost, which includes any applicable commissions and fees. As of June 30, 2019, the remaining amount authorized for repurchase under the $500 million share repurchase program was $335.0 million. In light of the Company's entry into the merger agreement with affiliates of Brookfield Infrastructure and GIC, future share repurchases under the repurchase program have been suspended. See Note 15, Subsequent Events, for additional information regarding the merger agreement.

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. ACCOUNTS RECEIVABLE:
Accounts receivable consisted of the following as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019	December 31, 2018
Accounts receivable – trade	$406,770	$397,255
Accounts receivable – grants from outside parties	18,748	19,376
Accounts receivable – insurance and other third-party claims	31,707	19,729
Total accounts receivable	457,225	436,360
Less: Allowance for doubtful accounts	(13,057)	(10,055)
Accounts receivable, net	$444,168	$426,305

The timing of revenue recognition, billings and cash collections result in trade accounts receivable, contract assets and contract liabilities. The Company’s contract assets and liabilities are typically short-term in nature, with terms settled within a 12-month period. The Company had no material contract assets or contract liabilities recorded on the consolidated balance sheet as of June 30, 2019 or December 31, 2018.
Grants from Outside Parties
The Company periodically receives grants for the upgrade and construction of rail lines and the upgrade of locomotives from federal, provincial, state and local agencies in the United States and provinces in Canada in which the Company operates.
These grants typically reimburse the Company for 50% to 100% of the actual cost of specific projects. In total, the Company received grant proceeds of $14.9 million and $12.9 million for the six months ended June 30, 2019 and 2018, respectively, from such grant programs. The proceeds were presented as cash inflows from investing activities within the statement of cash flows for each of the applicable periods. The Company records additions to property and equipment for its grant-funded projects and defers the amount of the grants. The amortization of deferred grants is a non-cash offset to depreciation expense over the useful lives of the related assets.
The following table sets forth the offset to depreciation expense from the amortization of deferred grants recorded by the Company during the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Amortization of deferred grants	$3,315	$3,136	$6,823	$5,603

Insurance and Third-Party Claims
The increase in the balance of the accounts receivable from insurance and other third-party claims for the six months ended June 30, 2019 was primarily related to the anticipated insurance recovery associated with a personal injury that occurred in the U.K. in 2019. The receivable and the associated claim liability were recorded on the balance sheet as of June 30, 2019.
The Company recently completed its annual property insurance renewal, which takes effect on August 1, 2019. Effective with this renewal, the Company's property policies will have various self-insured retentions, which vary based on the type and location of the incident, up to $10.0 million.
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

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company enters into leases for railcars, locomotives and other equipment as well as real property. These leases may contain variable payments that vary with rate or index changes or include payment of a per car fee or per mile fee to use the track under variable lease contracts. The Company may receive rent holidays and other incentives provided by the lessor on lease agreements. On occasion, the Company subleases assets to other parties.
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
Lease contracts may include one or more renewal options, with renewal terms from one to fifty years or more. Leases may also include options to terminate the arrangement or options to purchase the underlying leased property. The exercise of lease options are generally at the discretion of the Company's management team. The Company determines the expected term of a lease and includes options that are reasonably certain to be exercised in the calculation of its ROU assets and lease liabilities.
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
The following table summarizes the Company's leased assets and lease liabilities recorded in the consolidated balance sheet as of June 30, 2019 (dollars in thousands):

	Balance Sheet Location	June 30, 2019
Leased right-of-use assets:
Operating leased assets	Other assets	$494,803
Finance leased assets, net	Property and equipment, net(a)	90,716
Total leased assets		$585,519
Lease liabilities:
Current
Operating lease liabilities	Accrued expenses	$65,004
Finance lease liabilities	Current portion of long-term debt	11,477
Non-current
Operating lease liabilities	Other long-term liabilities	428,087
Finance lease liabilities	Long-term debt, less current portion	72,500
Total lease liabilities		$577,068

(a)	Net of $29.2 million of accumulated amortization as of June 30, 2019, which was recognized in depreciation and amortization expense within the Company's consolidated statement of operations.

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the components of lease expense for the three and six months ended June 30, 2019 (dollars in thousands):

	Location of Amount Recognized in Earnings	Three Months Ended	Six Months Ended
		June 30, 2019	June 30, 2019
Finance leases:
Amortization of right-of-use assets	Depreciation and amortization	$1,888	$3,761
Interest on lease liability	Interest expense	847	1,673
Total finance lease cost		$2,735	$5,434
Operating leases:
Operating lease cost	Equipment rents/Trackage rights	$22,533	$44,684
Short-term lease cost	Equipment rents/Trackage rights	2,566	4,993
Variable lease cost	Equipment rents/Trackage rights	2,995	4,907
Sublease income (gross basis)	Operating revenues	(1,527)	(2,250)
Total operating lease cost		$26,567	$52,334
Total lease cost		$29,302	$57,768

The maturities of lease liabilities under the New Standard based on the Company's reasonably certain holding period for each lease were as follows as of June 30, 2019 (dollars in thousands):

	Finance Leases	Operating Leases
Maturity of lease liabilities:
2019 (remainder)	$7,789	$45,446
2020	19,586	74,453
2021	10,807	64,080
2022	15,097	52,091
2023	10,862	43,242
Thereafter	35,671	564,700
Total lease payments	99,812	844,012
Less: Imputed interest	15,835	350,921
Total lease liabilities	$83,977	$493,091

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

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents supplemental cash flow and other information for the Company's leases as of and for the six months ended June 30, 2019 (dollars in thousands):

Six Months Ended
June 30, 2019
Cash flow information:
Cash paid for operating leases included in operating activities	$45,571
Cash paid for finance leases included in operating activities	$1,387
Cash paid for finance leases included in financing activities	$4,688

Weighted average remaining lease term (in years):
Operating leases	26.5
Finance leases	8.2

Weighted average discount rate:
Operating leases	3.8%
Finance leases	4.4%

New leases:
Right-of-use assets obtained in exchange for operating lease liabilities	$31,445
Right-of-use assets obtained in exchange for finance lease liabilities	$27,335

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
The Company may designate fair value hedges to mitigate foreign currency exchange rates on non-functional currency assets or liabilities. The Company uses the mark-to-market approach to remeasure the hedged item and the hedging instrument. The changes in the fair value of the hedged item is included in other income/(loss), net and are offset by changes in the fair value of the hedging instrument which are reported in the same income statement line item.
In addition, the Company may designate net investment hedges to reduce the impact of the variability of foreign currency exchange rates on its net investments in certain non-U.S. operations using cross-currency swaps. The Company measures the effectiveness of the hedge by offsetting the changes in the fair value of the cross-currency swap and the hedged asset or liability. Gains and losses on the after-tax effective portion of the net investment hedge are reported in currency translation adjustments where they remain until the investment is liquidated. The Company records the portion of the gain or loss on the hedging instrument that exceeds the gain or loss of the hedged item as an offset to the tax impact recognized during the period.
The Company matches the hedge instrument to the underlying hedged item (assets, liabilities, firm commitments or forecasted transactions). At inception of the hedge and at least quarterly thereafter, the Company assesses whether the derivatives used to hedge transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. When it is determined that a derivative instrument ceases to be a highly effective hedge of the underlying transaction, the Company discontinues hedge accounting, and any gains or losses on the derivative instrument thereafter are recognized in earnings during the period in which it no longer qualifies for hedge accounting. Gains and losses on any excluded components of derivatives designated as hedges are recorded in OCI and amortized to other income/(loss), net over the life of the hedge.

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
The following table summarizes the fair value of the Company's derivative instruments recorded in the consolidated balance sheets as of June 30, 2019 and December 31, 2018 (dollars in thousands):

		Fair Value
	Balance Sheet Location	June 30, 2019	December 31, 2018
Asset Derivatives:
Derivatives designated as cash flow hedges:
British pound forward contracts	Prepaid expenses and other	$3,055	$—
British pound forward contracts	Other assets	—	26,011
Total derivatives designated as hedges		$3,055	$26,011
Derivatives not designated as hedges:
Cross-currency swap contract	Prepaid expenses and other	$—	$19,684
Total derivatives not designated as hedges		$—	$19,684

Liability Derivatives:
Derivatives designated as cash flow hedges:
Interest rate swap agreements	Accrued expenses	$6,774	$1,954
British pound forward contracts	Accrued expenses	14	—
Interest rate swap agreements	Other long-term liabilities	53,446	12,441
British pound forward contracts	Other long-term liabilities	—	59
Derivative designated as a net investment hedge:
Cross-currency swap contract	Other long-term liabilities	807	—
Derivative designated as a fair value hedge:
Cross-currency swap contract	Other long-term liabilities	2,387	—
Total derivatives designated as hedges		$63,428	$14,454

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table shows the effective portion of net changes in the fair value of the Company's derivative instruments designated as hedges recognized in OCI, net of tax for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	Total Derivatives Designated as Hedges OCI Activity, Net of Tax
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Derivatives Designated as Hedges:
Cash Flow Hedges:
Interest rate swap agreements	$(21,299)	$2,687	$(34,705)	$9,580
Foreign currency forward contracts	—	288	—	288
British pound forward contracts, net (a)	1,026	(274)	1,458	(265)
	$(20,273)	$2,701	$(33,247)	$9,603
Net Investment Hedge:
Cross-currency swap contract	$(822)	$—	$(822)	$—

Fair Value Hedge:
Cross-currency swap contract	$(430)	$—	$(430)	$—

Total derivatives designated as hedges	$(21,525)	$2,701	$(34,499)	$9,603

(a)
The three and six months ended June 30, 2019 represented a net gain of $16.7 million and $19.5 million, respectively, for the mark-to-market of the U.K. intercompany loan, partially offset by a net loss of $15.6 million and $18.0 million, respectively, for the mark-to-market of the British pound forward contracts.

The three and six months ended June 30, 2018 represented a net loss of $9.2 million and $3.7 million, respectively, for the mark-to-market of the U.K. intercompany loan, partially offset by a net gain of $9.0 million and $3.5 million, respectively, for the mark-to-market of the British Pound forward contracts.
The following table shows the effect of the Company's derivative instruments not designated as hedges for the three and six months ended June 30, 2019 and 2018 in the consolidated statements of operations (dollars in thousands):

		Amount Recognized in Earnings
	Location of Amount Recognized in Earnings	Three Months Ended		Six Months Ended
		June 30,		June 30,
		2019	2018	2019	2018
Derivatives Not Designated as Hedges:
Cross-currency swap agreements, net (a)	Other income/(loss), net	$715	$272	$(1,770)	$(2,490)

(a)
The three months ended June 30, 2019 represented a net gain of $7.1 million for the mark-to-market of the swaps, partially offset by a net loss of $6.4 million for the mark-to-market of the GRail Intercompany Loan. The six months ended June 30, 2019 represented a net loss of $1.4 million for the mark-to-market of the GRail Intercompany Loan and a net loss of $0.3 million for the mark-to-market of the swaps. This derivative was settled in June 2019, and the Company received cash proceeds of €17.0 million (or $19.3 million at the exchange rate on June 30, 2019).

The three months ended June 30, 2018 represented a net gain of $3.0 million for the mark-to-market of the GRail Intercompany Loan, partially offset by a net loss of $2.8 million for the mark-to-market of the swaps. The six months ended June 30, 2018 represented a net loss of $5.1 million for the mark-to-market of the GRail Intercompany Loan, partially offset by a net gain of $2.6 million for the mark-to-market of the swaps.

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table shows the cash flow impacts from the Company's derivatives that settled during the six months ended June 30, 2019 (dollars in thousands):

Six Months Ended
June 30, 2019
Derivatives designated as hedges:
British pound forward contracts	$26,088

Derivatives not designated as hedges:
Cross-currency swap contract	19,272
Total cash received from settlement of derivative transactions, investing activities	$45,360

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

During the three and six months ended June 30, 2019, $1.0 million and $1.5 million, respectively, of net losses associated with the Company's interest rate swaps were realized and recorded as interest expense in the consolidated statements of operations. During the three and six months ended June 30, 2018, $0.2 million and $0.7 million, respectively, of net losses associated with the Company's interest rate swaps were realized and recorded as interest expense in the consolidated statements of operations. Based on the Company's fair value assumptions as of June 30, 2019, it expects to realize $7.0 million of net losses that are reported in accumulated other comprehensive loss (AOCL) into earnings within the next 12 months. See Note 11, Accumulated Other Comprehensive Loss, for additional information regarding the Company's derivatives designated as hedges.
Foreign Currency Exchange Rate Risk
As of June 30, 2019, the Company's foreign subsidiaries had $1.0 billion of third-party debt, including finance leases, denominated in the local currencies in which the Company's foreign subsidiaries operate, including the Australian dollar, the British pound, the Canadian dollar and the Euro. The debt service obligations associated with this foreign currency debt are generally funded directly from those foreign operations. As a result, foreign currency risk related to this portion of the Company's debt service payments is limited. However, in the event the foreign currency debt service is not paid by the Company's foreign subsidiaries and is paid by its United States subsidiaries, the Company may face exchange rate risk if the Australian dollar, the British pound, the Canadian dollar or the Euro were to appreciate relative to the United States dollar and require higher United States dollar equivalent cash.
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

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In 2015, the Company, in conjunction with the acquisition of Freightliner Group Limited (Freightliner) in the U.K., transferred cash from the United States to the U.K. through an intercompany loan with a notional amount of £120.0 million (or $181.0 million at the exchange rate on the effective date of the loan). To mitigate the foreign currency exchange rate risk related to the outstanding balance of this loan, the Company entered into British pound forward contracts, which were accounted for as cash flow hedges. During the six months ended June 30, 2019, the Company settled certain of its British pound forward contracts, which had notional amounts totaling £120.0 million with a settlement date of March 31, 2020 and exchange rates ranging from 1.50 to 1.51 GBP to USD. Upon settlement, the Company received cash proceeds of $26.1 million.
As of June 30, 2019, the Company's outstanding British pound forward contracts had a notional amount of £32.6 million with a settlement date of March 31, 2020 and exchange rates ranging from 1.28 to 1.57 GBP to USD. During the three and six months ended June 30, 2019, $0.5 million and $0.7 million, respectively, of net gains were recorded as interest income in the consolidated statements of operations. During the three and six months ended June 30, 2018, $0.2 million and $0.3 million, respectively, of net gains were recorded as interest expense in the consolidated statements of operations. Based on the Company's fair value assumptions as of June 30, 2019, it expects to realize $0.3 million of net gains that are reported in AOCL into earnings within the next 12 months. See Note 11, Accumulated Other Comprehensive Loss, for additional information regarding the Company's derivatives designated as hedges.
In 2016, in conjunction with an acquisition in Australia, the Company's subsidiaries, G&W Australia Holdings LP (GWAHLP) and GWI Holding B.V. (GWBV), entered into an A$248.9 million non-recourse subordinated partner loan agreement (GRail Intercompany Loan), which is eliminated in consolidation. To mitigate the foreign currency exchange rate risk related to the non-functional currency intercompany loan, the Company entered into two Euro/Australian dollar floating-to-floating cross-currency swap agreements (the Swaps) on December 22, 2016. These agreements did not qualify as hedges for accounting purposes, and, accordingly, mark-to-market changes in the fair value of the Swaps relative to the underlying GRail Intercompany Loan were recorded over the life of the agreements, which expired on June 30, 2019. Upon settlement of the agreements, the Company received cash proceeds of €17.0 million (or $19.3 million at the exchange rate on June 30, 2019).
In June 2019, the Company entered into two new cross-currency swap agreements designated as fair value hedges of the non-functional currency GRail intercompany loan. In addition, the Company entered into a cross-currency swap in June 2019 that was designated as a net investment hedge of the GWBV investment. During the three and six months ended June 30, 2019, the Company recognized a gain of less than $0.1 million of foreign currency translation adjustment within OCI and a loss of less than $0.1 million within other income/(loss), net in the consolidated statement of operations related to amortization of excluded components of its net investment hedge. Based on the Company's assumptions as of June 30, 2019, its net investment hedge and fair value hedge, which each terminate on June 30, 2021, are expected to realize $0.4 million and $0.2 million, respectively, of net losses that are currently reported in AOCL into earnings within the next 12 months. See Note 11, Accumulated Other Comprehensive Loss, for additional information regarding the Company's derivatives designated as hedges.

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. FAIR VALUE OF FINANCIAL INSTRUMENTS:
The following table presents the Company's financial instruments carried at fair value using Level 2 inputs as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019	December 31, 2018
Financial instruments carried at fair value using Level 2 inputs:
Financial assets carried at fair value:
British pound forward contracts	$3,055	$26,011
Cross-currency swap contracts	—	19,684
Total financial assets carried at fair value	$3,055	$45,695
Financial liabilities carried at fair value:
Interest rate swap agreements	$60,220	$14,395
British pound forward contracts	14	59
Cross-currency swap contract - net investment hedge	807	—
Cross-currency swap contract - fair value hedge	2,387	—
Total financial liabilities carried at fair value	$63,428	$14,454

Financial Instruments Carried at Fair Value: Derivative instruments are recorded on the consolidated balance sheets as either assets or liabilities measured at fair value. As more fully described in Note 6, Derivative Financial Instruments, during the reporting period, the Company's derivative financial instruments consisted of interest rate swap agreements, foreign currency forward contracts and cross-currency swap agreements. The Company estimated the fair value of its derivative financial instruments based on Level 2 valuation inputs, including fixed interest rates, LIBOR, British pound LIBOR, BBR and EURIBOR implied forward interest rates and the remaining time to maturity.
The following table presents the carrying value, net of debt issuance costs and fair value using Level 2 inputs of the Company's financial instruments carried at historical cost as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities carried at historical cost:
United States term loan	$1,296,549	$1,294,634	$1,295,672	$1,296,079
U.K. term loan	314,078	317,394	315,524	319,556
Australian credit agreement	441,768	447,511	450,252	457,978
Australia subordinated shareholder loan from Macquarie Infrastructure and Real Assets	166,962	164,153	167,796	166,974
Revolving credit facility	32,707	36,150	160,033	163,662
Other debt	2,438	2,424	2,356	2,352
Total	$2,254,502	$2,262,266	$2,391,633	$2,406,601

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

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables summarize the components of the Pension Program related to the net benefit costs recognized in labor and benefits and other income/(loss), net in the Company's consolidated statements of operations for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating expense:
Service cost(a)	$3,397	$3,770	$6,837	$7,625
Nonoperating income, net:
Interest cost	2,336	2,488	4,702	5,033
Expected return on plan assets	(4,336)	(4,775)	(8,727)	(9,659)
Amortization of prior year service cost	44	—	88	—
Total nonoperating income, net(b)	(1,956)	(2,287)	(3,937)	(4,626)
Net periodic benefit cost	$1,441	$1,483	$2,900	$2,999
(a) Included in labor and benefits within the Company’s consolidated statements of operations.
(b) Included in other income/(loss), net within the Company’s consolidated statements of operations.
During the six months ended June 30, 2019, the Company contributed £3.1 million (or $4.1 million at the exchange rate when the payments were made) to fund the Pension Program. The Company expects to contribute £3.8 million (or $4.9 million at the June 30, 2019 exchange rate) to the Pension Program for the remainder of 2019. The Pension Program's assets may undergo significant changes over time as a result of market conditions, and its assets and liabilities are formally valued on an independent actuarial basis every three years to assess the adequacy of funding levels. A key element of the valuation process is an assessment of the creditworthiness of the participating employer. In the event that the Pension Program's projected assets and liabilities reveal additional funding requirements, the shared cost arrangement generally means that the Company will be required to pay 60% of any additional contributions, with active members contributing the remaining 40%, in each case over an agreed recovery period. If the Pension Program was to be terminated and wound up, any deficit would fall entirely on the Company and could not be shared with active members. Currently, the Company has no intention of terminating the Pension Program.
9. INCOME TAXES:
The Company's provision for income taxes for the three months ended June 30, 2019 was $18.9 million, compared with $26.4 million for the three months ended June 30, 2018. The Company's provision for income taxes for the six months ended June 30, 2019 was $33.1 million compared with $10.6 million for the six months ended June 30, 2018. Based on developments during the three and six months ended June 30, 2018, the Company recorded a reserve for uncertain tax positions of $4.8 million related to tax deductions on intercompany financing arrangements in the U.K., of which $0.7 million related to the three months ended June 30, 2018, $0.4 million related to the three months ended March 31, 2018 and $3.7 million related to the period from March 25, 2015, the date of the Freightliner acquisition when the arrangements were established, through December 31, 2017. The provision for income taxes for the six months ended June 30, 2018 also included an income tax benefit of $31.6 million associated with the retroactive extension of the United States Short Line Tax Credit for fiscal year 2017, which was enacted in February 2018.
The Company's effective income tax rate for the three and six months ended June 30, 2019 was 26.9%. Excluding the prior period portion of the reserve for uncertain tax positions, the Company's effective income tax rate for the three months ended June 30, 2018 was 29.8%. Excluding the benefit from the retroactive extension and the prior period portion of the reserve for uncertain tax positions, the Company's effective income tax rate for the six months ended June 30, 2018 was 28.5%.
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
11. ACCUMULATED OTHER COMPREHENSIVE LOSS:
The following tables set forth the components of AOCL attributable to Genesee & Wyoming Inc. included in the consolidated balance sheets and consolidated statements of comprehensive income (dollars in thousands):

	Foreign Currency Translation Adjustment	Defined Benefit Plans		Net Unrealized Gain/(Loss) on Hedges		Accumulated Other Comprehensive Loss
Balance, December 31, 2018	$(144,503)	$11,120		$(13,073)		$(146,456)
Other comprehensive income/(loss) before reclassifications	5,835	—		(31,995)		(26,160)
Amounts reclassified from accumulated other comprehensive loss, net of tax benefit of $82 and $233, respectively	—	(154)	(a)	(1,027)	(b)	(1,181)
Current period change	5,835	(154)		(33,022)		(27,341)
Balance, June 30, 2019	$(138,668)	$10,966		$(46,095)		$(173,797)

	Foreign Currency Translation Adjustment	Defined Benefit Plans		Net Unrealized Gain/(Loss) on Hedges		Accumulated Other Comprehensive Loss
Balance, December 31, 2017	$(74,617)	$(19,601)		$(11,316)		$(105,534)
Other comprehensive income before reclassifications	(36,698)	—		9,736		(26,962)
Amounts reclassified from accumulated other comprehensive loss, net of tax (provision)/benefit of ($28) and $115, respectively	—	86	(a)	(290)	(b)	(204)
Current period change	(36,698)	86		9,446		(27,166)
Amounts reclassified from accumulated other comprehensive loss to retained earnings related to the United States Tax Cuts and Jobs Act	—	(132)		(2,838)		(2,970)
Balance, June 30, 2018	$(111,315)	$(19,647)		$(4,708)		$(135,670)

(a)	Net (losses)/gains realized were recorded in labor and benefits on the consolidated statements of operations.

(b)
For the six months ended June 30, 2019, $0.5 million and $0.5 million of net losses were recorded in interest expense and other income/(loss), net, respectively, within the consolidated statements of operations. For the six months ended June 30, 2018, net losses realized were recorded in interest expense on the consolidated statements of operations. See Note 6, Derivative Financial Instruments.

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Comprehensive Loss Attributable to Noncontrolling Interest
The following table sets forth comprehensive loss attributable to noncontrolling interest for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net (loss)/income attributable to noncontrolling interest	$(68)	$4,443	$32	$5,370
Other comprehensive income/(loss):
Foreign currency translation adjustment	(2,594)	(8,825)	(1,007)	(12,843)
Net unrealized (loss)/gain on qualifying cash flow hedges, net of tax benefit/(provision) of $303, ($67), $633 and ($67), respectively	(708)	157	(1,477)	157
Comprehensive loss attributable to noncontrolling interest	$(3,370)	$(4,225)	$(2,452)	$(7,316)

12. SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
As of June 30, 2019 and 2018, the Company had outstanding accounts receivable from outside parties for the funding of capital expenditures of $18.7 million and $10.9 million, respectively. As of June 30, 2019 and 2018, the Company also had $22.3 million and $9.2 million, respectively, of purchases of property and equipment that were not paid and, accordingly, were accrued in accounts payable in the normal course of business. See Note 5, Leases, for ROU assets obtained during the reporting period in exchange for lease liabilities.
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
The Company's Australian business underwent a transformational change on December 1, 2016, with the acquisition of
Glencore Rail (NSW) Pty Limited (GRail) and the formation of a partnership with Macquarie Infrastructure and Real Assets (MIRA) (the Australia Partnership), which the Company controls through its 51.1% interest. The GRail acquisition significantly expanded the Company's operations in New South Wales. In conjunction with the GRail acquisition, the Company issued a 48.9% equity stake in its Australian subsidiary, GWAHLP, to MIRA. The Company retained a 51.1% controlling interest in GWAHLP and continues to consolidate 100% of its Australian Operations in the Company's financial statements and reports a noncontrolling interest for MIRA's 48.9% equity ownership. As a result, (1) 100% of the assets and liabilities of the Company's Australian Operations, after the elimination of intercompany balances, were included in the Company's consolidated balance sheets as of June 30, 2019 and December 31, 2018, with MIRA's 48.9% noncontrolling interest reflected in the equity section, (2) the Company's operating revenues and operating income for the three months ended June 30, 2019 and 2018 included 100% of the Australian Operations, while net income attributable to G&W reflected the Company's 51.1% ownership position in the Australian Operations and (3) 100% of the cash flows of the Australian Operations, after the elimination of intercompany items, were included in the Company's consolidated statements of cash flows for the six months ended June 30, 2019 and 2018. Accordingly, any payments between the Company's Australian Operations and its other businesses are eliminated in consolidation, while the Company's cash flows reflect 100% of any cash flows between the Australian Operations and MIRA.
In accordance with the Company's Australian Partnership agreement with MIRA, the cash and cash equivalents of the Company's Australian Operations can be used to make payments in the ordinary course of business, to pay down debt of the Australia Partnership and to make distributions to the partners in proportion to their investments. No such distributions were made during the six months ended June 30, 2019. During the six months ended June 30, 2018, the Australia Partnership made an A$40.0 million distribution, of which A$20.4 million (or $15.6 million at the exchange rate on June 5, 2018) and A$19.6 million (or $14.9 million at the exchange rate on June 5, 2018) were distributed to the Company and MIRA, respectively.

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The results of operations of the Company's foreign entities are maintained in the respective local currency (the Australian dollar, the British pound, the Canadian dollar and the Euro) and then translated into United States dollars at the exchange rate at the end of the period for balance sheet items and, for the statement of operations, at the average rate for the period. Currency translation adjustments are reflected within the equity section of the balance sheet and are included in OCI. Upon complete or substantially complete liquidation of the underlying investment in the foreign subsidiary, cumulative translation adjustments are recognized in the consolidated statements of operations. As a result, any appreciation or depreciation of these currencies against the United States dollar will impact the Company's results of operations.
The following table reflects the balance sheet exchange rates used to translate each foreign entity's respective local currency balance sheet into United States dollars as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
United States dollar per Australian dollar	$0.70	$0.70
United States dollar per British pound	$1.27	$1.28
United States dollar per Canadian dollar	$0.76	$0.73
United States dollar per Euro	$1.14	$1.15
The following table reflects the average exchange rates used to translate each foreign entity's respective local currency results of operations into United States dollars for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
United States dollar per Australian dollar	$0.70	$0.76	$0.71	$0.77
United States dollar per British pound	$1.29	$1.36	$1.29	$1.38
United States dollar per Canadian dollar	$0.75	$0.77	$0.75	$0.78
United States dollar per Euro	$1.12	$1.19	$1.13	$1.21

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables set forth select financial data for the Company's reportable segments, including operating revenues by commodity group, for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended
	June 30, 2019
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues by commodity group:
Agricultural Products	$32,846	$2,999	$512	$36,357
Autos & Auto Parts	6,084	—	—	6,084
Chemicals & Plastics	39,813	—	—	39,813
Coal & Coke	18,563	28,965	896	48,424
Food & Kindred Products	8,801	—	—	8,801
Intermodal	523	15,459	58,297	74,279
Lumber & Forest Products	23,519	—	—	23,519
Metallic Ores	2,865	7,523	—	10,388
Metals	29,055	—	—	29,055
Minerals & Stone	38,597	1,817	21,155	61,569
Petroleum Products	17,053	160	717	17,930
Pulp & Paper	28,013	—	—	28,013
Waste	7,964	—	—	7,964
Other	5,485	—	—	5,485
Total freight revenues	259,181	56,923	81,577	397,681
Freight-related revenues	66,135	8,036	68,225	142,396
All other revenues	16,531	1,572	13,300	31,403
Total operating revenues	$341,847	$66,531	$163,102	$571,480
Operating income/(loss)	$84,261	$11,655	$(1,716)	$94,200
Depreciation and amortization	$38,738	$14,192	$9,587	$62,517
Interest expense, net	$11,872	$11,800	$2,903	$26,575
Provision for/(benefit from) income taxes	$18,140	$(44)	$770	$18,866
Cash expenditures for additions to property & equipment, net of grants from outside parties	$52,649	$9,103	$6,814	$68,566

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

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Six Months Ended
	June 30, 2019
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues by commodity group:
Agricultural Products	$64,809	$6,053	$1,248	$72,110
Autos & Auto Parts	11,566	—	—	11,566
Chemicals & Plastics	76,986	—	—	76,986
Coal & Coke	37,753	58,136	5,589	101,478
Food & Kindred Products	17,204	—	—	17,204
Intermodal	978	29,259	117,502	147,739
Lumber & Forest Products	45,376	—	—	45,376
Metallic Ores	5,658	15,141	—	20,799
Metals	58,917	—	—	58,917
Minerals & Stone	70,407	3,855	37,037	111,299
Petroleum Products	37,752	298	1,408	39,458
Pulp & Paper	58,292	—	—	58,292
Waste	14,826	—	—	14,826
Other	10,420	—	—	10,420
Total freight revenues	510,944	112,742	162,784	786,470
Freight-related revenues	130,611	15,891	132,156	278,658
All other revenues	32,738	3,005	28,698	64,441
Total operating revenues	$674,293	$131,638	$323,638	$1,129,569
Operating income/(loss)	$153,576	$24,158	$(3,824)	$173,910
Depreciation and amortization	$77,169	$28,603	$19,371	$125,143
Interest expense, net	$24,273	$23,923	$5,442	$53,638
Provision for income taxes	$32,227	$70	$829	$33,126
Cash expenditures for additions to property & equipment, net of grants from outside parties	$100,720	$11,952	$17,187	$129,859

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Six Months Ended
	June 30, 2018
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues by commodity group:
Agricultural Products	$61,065	$11,489	$2,020	$74,574
Autos & Auto Parts	11,173	—	—	11,173
Chemicals & Plastics	75,189	—	—	75,189
Coal & Coke	39,032	64,149	6,163	109,344
Food & Kindred Products	16,826	—	—	16,826
Intermodal	689	33,075	133,804	167,568
Lumber & Forest Products	46,249	—	—	46,249
Metallic Ores	7,243	15,856	—	23,099
Metals	60,887	—	—	60,887
Minerals & Stone	68,552	4,181	41,505	114,238
Petroleum Products	34,634	336	8	34,978
Pulp & Paper	58,385	—	—	58,385
Waste	13,227	—	—	13,227
Other	12,134	—	—	12,134
Total freight revenues	505,285	129,086	183,500	817,871
Freight-related revenues	127,299	22,078	134,222	283,599
All other revenues	32,603	2,699	32,879	68,181
Total operating revenues	$665,187	$153,863	$350,601	$1,169,651
Operating income/(loss)	$153,434	$41,872	$(5,268)	$190,038
Depreciation and amortization	$81,878	$31,295	$18,562	$131,735
Interest expense, net	$20,233	$26,134	$6,727	$53,094
Provision for income taxes	$606	$4,722	$5,228	$10,556
Cash expenditures for additions to property & equipment, net of grants from outside parties	$87,487	$19,751	$13,189	$120,427
The following tables set forth select balance sheet data for the Company's reportable segments as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Cash and cash equivalents	$23,624	$41,325	$17,434	$82,383
Property and equipment, net	$3,727,668	$601,130	$340,906	$4,669,704

	December 31, 2018
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Cash and cash equivalents	$33,996	$26,902	$29,489	$90,387
Property and equipment, net	$3,679,279	$609,450	$324,285	$4,613,014

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

14. RECENTLY ISSUED ACCOUNTING STANDARDS:
Accounting Standards Not Yet Effective
In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Measurement of Credit Losses on Financial Instruments, which requires assessment of credit losses on an expected model rather than an incurred loss model. The guidance requires the consideration of all available relevant information when estimating expected credit losses, including past events, current conditions and forecasts. The amendment will become effective for the Company beginning January 1, 2020. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework–Changes to the Disclosure for Fair Value Measurement. The amendments modify the disclosure requirements for fair value measurements in FASB Accounting Standards Codification (ASC) 820 based on revisions to the FASB Concepts Statement, Conceptual Framework for Financial Reporting (Concepts Statement), and cost/benefit considerations. The amendments will become effective for the Company beginning January 1, 2020. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its disclosure requirements.
In August 2018, the FASB issued ASU 2018-14, Compensation–Retirement Benefits–Defined Benefit Plans–General (Subtopic 715-20): Changes to the Disclosure Requirements for Defined Benefit Plans. The amendments modify the disclosure requirements for employers that sponsor defined benefit pension plans or other postretirement benefit plans to make disclosure requirements more consistent with the revisions to the Concepts Statement. The amendments will become effective for the Company beginning January 1, 2021. Early adoption is permitted on a retrospective basis to all periods presented. The Company is still evaluating the potential impact of this guidance on its disclosure requirements.
15. SUBSEQUENT EVENTS:
Proposed Merger
On July 1, 2019, the Company, together with Brookfield Infrastructure, GIC and Brookfield Infrastructure's institutional partners, announced an agreement pursuant to which affiliates of Brookfield Infrastructure and GIC will acquire G&W for a transaction price of $112.00 per share of common stock valued at approximately $8.4 billion including debt (the Merger). The proposed Merger is expected to close by year end 2019 or early 2020 and is subject to customary closing conditions and regulatory approvals, including approval by the Company's stockholders, described in more detail below.
The Merger will be effected pursuant to the Agreement and Plan of Merger (the Merger Agreement), by and among the Company, DJP XX, LLC, a Delaware limited liability company (Parent), and MKM XXII Corp., a Delaware corporation and a wholly owned subsidiary of Parent (Merger Sub), Merger Sub will be merged with and into G&W with G&W surviving the Merger as a wholly-owned subsidiary of Parent. The proposed Merger will result in G&W becoming a privately held company.
Completion of the proposed Merger is subject to various closing conditions, including, among others, (i) the adoption of the Merger Agreement by holders of 66 2/3% of the voting power of the outstanding shares of G&W’s common stock, (ii) the absence of any law, injunction or other order that prohibits the consummation of the Merger, (iii) the approval or authorization of, or exemption by, the Surface Transportation Board (or approval of the use of a voting trust structure), (iv) receipt of other antitrust and regulatory approvals, including approval of the Committee on Foreign Investment in the United States, and (v) other customary closing conditions, including the accuracy of each party’s representations and warranties and each party’s compliance with its covenants and agreements contained in the Merger Agreement (subject in the case of this clause (v) to certain materiality qualifiers).

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Divestiture of 51.1% Interest in G&W Australia Holdings LP(GWAHLP)
Under the Merger Agreement (as described in more detail above), the Company agreed to use reasonable best efforts to assist and cooperate with Parent in Parent’s efforts to consummate any planned divestiture by Parent of G&W's interests in GWAHLP, the holding company for all of the Company's Australian businesses, to a third party (the GWA Divestiture), provided that (1) such cooperation would not unreasonably interfere with the Company's business or operations and (2) the Company would not be required to take any action that would subject it to actual or potential liability, to bear any cost or expense or to pay any fee or make any other payment or agree to provide any indemnity in connection with the GWA Divestiture prior to the effective time of the Merger. Following the execution of the Merger Agreement, Parent requested that G&W cause certain of its subsidiaries to enter into a Definitive Interest Sale Agreement for the GWA Divestiture (the GWA Divestiture Agreement), and, on August 4, 2019, G&W's board of directors and the governing bodies of such subsidiaries approved the GWA Divestiture Agreement and such subsidiaries entered into the GWA Divestiture Agreement.
Under the GWA Divestiture Agreement, certain entities affiliated with MIRA that currently own 48.9% of GWAHLP will acquire, directly or indirectly, the remaining interests in GWAHLP from certain subsidiaries of G&W in exchange for A$627.4 million, subject to adjustment. The GWA Divestiture is subject to customary closing conditions, including the satisfaction of the closing conditions set forth in the Merger Agreement. Neither the Company nor any of its subsidiaries will have any liability under the GWA Divestiture Agreement prior to the consummation of the Merger. The GWA Divestiture Agreement may be terminated under certain circumstances, including by any party thereto if the transactions contemplated by the GWA Divestiture Agreement have not been consummated on or before July 1, 2020.
The consideration to be received by the subsidiaries of the Company that are parties to the GWA Divestiture Agreement will not be distributed to any of the Company’s stockholders prior to consummation of the Merger, and the sole consideration that the Company's stockholders will receive in the Merger is $112.00 in cash per share of G&W common stock on the terms and conditions set forth in the Merger Agreement.
The consummation of the GWA Divestiture is not a condition to the closing of the Merger or any of Parent’s other obligations under the Merger Agreement.

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

Subsequent Events
Proposed Merger
On July 1, 2019, G&W, together with Brookfield Infrastructure, GIC and Brookfield Infrastructure's institutional partners, announced an agreement pursuant to which affiliates of Brookfield Infrastructure and GIC will acquire G&W for a transaction price of $112 per share of common stock valued at approximately $8.4 billion including debt (the Merger). The proposed Merger is expected to close by year-end 2019 or early 2020 and is subject to customary closing conditions and regulatory approvals, including approval by our stockholders, described in more detail below.
The Merger will be effected pursuant to the Agreement and Plan of Merger (the Merger Agreement), by and among the Company, DJP XX, LLC, a Delaware limited liability company (Parent), and MKM XXII Corp., a Delaware corporation and a wholly owned subsidiary of Parent (Merger Sub), Merger Sub will be merged with and into G&W with G&W surviving the Merger as a wholly-owned subsidiary of Parent. The proposed Merger will result in G&W becoming a privately held company.
Completion of the proposed Merger is subject to various closing conditions, including, among others, (i) the adoption of the Merger Agreement by holders of 66 2/3% of the voting power of the outstanding shares of G&W’s common stock, (ii) the absence of any law, injunction or other order that prohibits the consummation of the Merger, (iii) the approval or authorization of, or exemption by, the Surface Transportation Board (or approval of the use of a voting trust structure), (iv) receipt of other antitrust and regulatory approvals, including approval of the Committee on Foreign Investment in the United States, and (v) other customary closing conditions, including the accuracy of each party’s representations and warranties and each party’s compliance with its covenants and agreements contained in the Merger Agreement (subject in the case of this clause (v) to certain materiality qualifiers).
Divestiture of 51.1% Interest in G&W Australia Holdings LP(GWAHLP)
Under the Merger Agreement (as described in more detail above), we agreed to use reasonable best efforts to assist and cooperate with Parent in Parent’s efforts to consummate any planned divestiture by Parent of our interests in GWAHLP, the holding company for all of our Australian businesses, to a third party (the GWA Divestiture), provided that (1) such cooperation would not unreasonably interfere with our business or operations and (2) we would not be required to take any action that would subject us to actual or potential liability, to bear any cost or expense or to pay any fee or make any other payment or agree to provide any indemnity in connection with the GWA Divestiture prior to the effective time of the Merger. Following the execution of the Merger Agreement, Parent requested that we cause certain of our subsidiaries to enter into a Definitive Interest Sale Agreement for the GWA Divestiture (the GWA Divestiture Agreement), and, on August 4, 2019, our board of directors and the governing bodies of such subsidiaries approved the GWA Divestiture Agreement and such subsidiaries entered into the GWA Divestiture Agreement.
Under the GWA Divestiture Agreement, certain entities affiliated with MIRA that currently own 48.9% of GWAHLP will acquire, directly or indirectly, the remaining interests in GWAHLP from certain subsidiaries of G&W in exchange for A$627.4 million, subject to adjustment. The GWA Divestiture is subject to customary closing conditions, including the satisfaction of the closing conditions set forth in the Merger Agreement. Neither G&W nor any of its subsidiaries will have any liability under the GWA Divestiture Agreement prior to the consummation of the Merger. The GWA Divestiture Agreement may be terminated under certain circumstances, including by any party thereto if the transactions contemplated by the GWA Divestiture Agreement have not been consummated on or before July 1, 2020.
The consideration to be received by our subsidiaries that are parties to the GWA Divestiture Agreement will not be distributed to any of our stockholders prior to consummation of the Merger, and the sole consideration that our stockholders will receive in the Merger is $112.00 in cash per share of G&W common stock on the terms and conditions set forth in the Merger Agreement.
The consummation of the GWA Divestiture is not a condition to the closing of the Merger or any of Parent's other obligations under the Merger Agreement.
Overview of Three-Month Results
Consolidated Results
Our operating revenues decreased $23.5 million, or 4.0%, to $571.5 million for the three months ended June 30, 2019, compared with $595.0 million for the three months ended June 30, 2018. Operating income for the three months ended June 30, 2019 was $94.2 million, compared with $103.1 million for the three months ended June 30, 2018, a decrease of $8.9 million, or 8.7%. Our operating ratio, defined as operating expenses divided by operating revenues, was 83.5% for the three months ended June 30, 2019, compared with 82.7% for the three months ended June 30, 2018.

Net income attributable to G&W for the three months ended June 30, 2019 was $51.4 million, compared with $44.2 million for the three months ended June 30, 2018. Our diluted earnings per common share (EPS) for the three months ended June 30, 2019 were $0.90 with 57.3 million weighted average shares outstanding, compared with diluted EPS of $0.73 with 60.9 million weighted average shares outstanding for the three months ended June 30, 2018.
Our provision for income taxes for the three months ended June 30, 2019 was $18.9 million compared with $26.4 million for the three months ended June 30, 2018. Our effective income tax rate for the three months ended June 30, 2019 was 26.9%. Based on developments during the three months ended June 30, 2018, we recorded a reserve for uncertain tax positions of $4.8 million related to tax deductions on intercompany financing arrangements in the U.K., of which $0.7 million related to the three months ended June 30, 2018, $0.4 million related to the three months ended March 31, 2018 and $3.7 million related to the period from March 25, 2015, the date of the Freightliner acquisition when the arrangements were established, through December 31, 2017. The reserve for uncertain tax positions was included in our provision for income taxes for the three months ended June 30, 2018. Excluding the prior period portion of the reserve for uncertain tax positions, our effective income tax rate for the three months ended June 30, 2018 was 29.8%.
Items Affecting Comparability
Our results for the three months ended June 30, 2019 and 2018 included certain items affecting comparability between the periods that are set forth below (dollars in millions, except per share amounts):

	Income/(Loss) Before Taxes Impact	After-Tax Net Income/(Loss) Attributable to G&W Impact	Diluted Earnings/(Loss) Per Common Share Impact
Three Months Ended June 30, 2019
Corporate development and related costs	$(2.4)	$(1.7)	$(0.03)
Restructuring and related costs	$(7.6)	$(6.0)	$(0.10)
Net loss on sale and impairment of certain assets in North America	$(1.0)	$(0.8)	$(0.01)
Australia enterprise bargaining agreement amendment	$(2.6)	$(0.9)	$(0.02)

Three Months Ended June 30, 2018
Corporate development and related costs	$(0.4)	$(0.3)	$—
Restructuring and related costs	$(9.4)	$(7.6)	$(0.12)
Loss on sale of ERS	$(1.4)	$(1.4)	$(0.02)
Gain on settlement	$6.3	$2.3	$0.04
Credit facility refinancing-related costs	$(2.7)	$(2.0)	$(0.03)
Prior period portion of tax adjustment	$—	$(4.1)	$(0.07)
For the three months ended June 30, 2019, our results included restructuring and related costs of $7.6 million, primarily associated with our optimization activities in the U.K., $2.6 million of expense associated with amending an enterprise bargaining agreement in Australia, corporate development and related costs of $2.4 million and a $1.0 million net loss on the sale and impairment of assets in North America resulting from the impairment of assets associated with the expiration of a lease of a rail line in the southeastern United States, partially offset by a gain on the sale of land in the northeastern United States.
For the three months ended June 30, 2018, our results included restructuring and related costs of $9.4 million, primarily associated with our optimization activities in the U.K., credit facility refinancing-related costs of $2.7 million, a $1.4 million loss on the sale of our Continental Europe intermodal business, ERS Railways B.V. (ERS), and a gain on settlement of $6.3 million from the recovery of pre-petition claims associated with Arrium Limited's voluntary administration (bankruptcy) in the second quarter of 2016. The three months ended June 30, 2018 also included a $4.1 million income tax expense associated with uncertain tax deductions on intercompany financing arrangements in the U.K. previously recorded from March 25, 2015, the date of the Freightliner acquisition when the arrangements were established, through March 31, 2018.

Results by Segment
North America
Operating revenues from our North American Operations increased $2.3 million, or 0.7%, to $341.8 million for the three months ended June 30, 2019, compared with $339.6 million for the three months ended June 30, 2018. Excluding $5.6 million of revenues in 2018 from two leased railroads in Canada that we ceased operating at the end of 2018, and a $0.8 million decrease due to the impact of foreign currency depreciation, North American existing operations revenues increased $8.7 million, or 2.6%, primarily due to increases in freight and freight-related revenues.
Total traffic from our North American Operations decreased 23,458 carloads, or 5.5%, to 406,895 carloads for the three months ended June 30, 2019, compared with the three months ended June 30, 2018. Excluding traffic from the two railroad leases in Canada that expired at the end of 2018, existing operations traffic decreased 14,779 carloads, or 3.5%. The decrease in traffic from existing operations included decreases of 11,206 carloads of coal and coke traffic, 4,221 carloads of metals traffic, 3,734 carloads of pulp and paper traffic, 2,307 carloads of lumber and forest products traffic and 1,683 carloads of other commodity traffic, partially offset by increases of 5,418 carloads of agricultural products traffic and 1,015 carloads of chemicals and plastics traffic. All remaining traffic increased by a net 1,939 carloads.
Operating income from our North American Operations was $84.3 million for the three months ended June 30, 2019, compared with $80.3 million for the three months ended June 30, 2018. Operating income for the three months ended June 30, 2019 included corporate development and related costs of $2.3 million, a $1.0 million net loss on the sale and impairment of certain assets in the United States and restructuring and related costs of $0.6 million. Operating income for the three months ended June 30, 2018 included credit facility refinancing-related costs of $0.4 million and corporate development and related costs of $0.3 million. The operating ratio was 75.4% for the three months ended June 30, 2019, compared with 76.4% for the three months ended June 30, 2018.
Australia
Operating revenues from our Australian Operations decreased $12.5 million, or 15.8%, to $66.5 million for the three months ended June 30, 2019, compared with $79.0 million for the three months ended June 30, 2018. Excluding a $5.9 million decrease due to the impact of foreign currency depreciation, Australian Operations operating revenues decreased $6.6 million, or 9.0%, primarily due to decreases in drought impacted agricultural products freight and freight-related revenues.
Total traffic from our Australian Operations decreased 13,570 carloads, or 9.2%, to 134,395 carloads for the three months ended June 30, 2019, compared with the three months ended June 30, 2018. The traffic decrease was primarily due to decreases of 9,951 carloads of agricultural products traffic and 2,100 carloads of minerals and stone traffic. All remaining traffic decreased by a net 1,519 carloads.
Operating income from our Australian Operations was $11.7 million for the three months ended June 30, 2019, compared with $25.9 million for the three months ended June 30, 2018. The operating income for the three months ended June 30, 2019 was negatively impacted by $1.9 million from foreign currency depreciation, a $2.6 million decrease in grain volumes due to drought conditions in South Australia and New South Wales as well as $2.6 million of expense associated with amending an enterprise bargaining agreement. The operating income for the three months ended June 30, 2018 included a gain on settlement of $6.3 million from the recovery of pre-petition claims associated with Arrium Limited's voluntary administration (bankruptcy) in the second quarter of 2016. The operating ratio for our Australian Operations was 82.5% for the three months ended June 30, 2019, compared with an operating ratio of 67.2% for the three months ended June 30, 2018.
U.K./Europe
Operating revenues from our U.K./European Operations decreased $13.3 million, or 7.5%, to $163.1 million for the three months ended June 30, 2019, compared with $176.4 million for the three months ended June 30, 2018. Excluding $8.7 million of revenues for 2018 from our Continental Europe intermodal business, ERS Railways B.V. (ERS), which was sold in June 2018, and a $10.0 million decrease due to the impact of foreign currency depreciation, U.K./European existing operations revenues increased $5.4 million, or 3.4%, primarily due to increases in freight-related revenues in the U.K. and Poland.
Total traffic from our U.K./European Operations decreased 30,980 carloads, or 12.1%, to 225,065 carloads for the three months ended June 30, 2019, compared with 256,045 carloads for the three months ended June 30, 2018. Excluding traffic from our divested ERS operations for 2018, existing operations traffic decreased 10,157 carloads, or 4.3%. The decrease in traffic from existing operations was primarily due to a decrease of 7,269 carloads of intermodal traffic, 3,805 carloads of minerals and stone traffic and 2,383 carloads of coal and coke traffic, partially offset by an increase of 3,514 carloads of petroleum products traffic. All remaining traffic decreased by a net 214 carloads.

Operating loss from our U.K./European Operations was $1.7 million for the three months ended June 30, 2019, compared with an operating loss of $3.0 million for the three months ended June 30, 2018. The operating loss for the three months ended June 30, 2019 included $6.8 million of restructuring and related costs primarily driven by our optimization activities in the U.K. The operating loss for the three months ended June 30, 2018 included $9.4 million of restructuring and related costs. The operating ratio was 101.1% for the three months ended June 30, 2019, compared with 101.7% for the three months ended June 30, 2018.
Overview of Six-Month Results
Our operating revenues decreased $40.1 million, or 3.4%, to $1,129.6 million for the six months ended June 30, 2019, compared with $1,169.7 million for the six months ended June 30, 2018. Operating income for the six months ended June 30, 2019 was $173.9 million, compared with $190.0 million for the six months ended June 30, 2018, a decrease of $16.1 million, or 8.5%. Our operating ratio was 84.6% for the six months ended June 30, 2019, compared with 83.8% for the six months ended June 30, 2018.
Net income for the six months ended June 30, 2019 was $90.2 million, compared with net income of $124.6 million for the six months ended June 30, 2018. Our diluted EPS for the six months ended June 30, 2019 was $1.58 with 57.2 million weighted average shares outstanding, compared with diluted EPS of $1.93 with 61.8 million weighted average shares outstanding for the six months ended June 30, 2018.
Our provision for income taxes for the six months ended June 30, 2019 was $33.1 million compared with $10.6 million for the six months ended June 30, 2018. Our effective income tax rate for the six months ended June 30, 2019 was 26.9%. Our results for the six months ended June 30, 2018 included an income tax benefit of $31.6 million associated with the retroactive extension of the United States Short Line Tax Credit for fiscal year 2017, which was enacted in February 2018. Based on developments during the six months ended June 30, 2018, we recorded a reserve for uncertain tax positions of $4.8 million related to tax deductions on intercompany financing arrangements in the U.K., of which $3.7 million related to the period from March 25, 2015, the date of the Freightliner acquisition when the arrangements were established, through December 31, 2017. Excluding the benefit from the retroactive extension and the prior period portion of the reserve for uncertain tax positions, our effective income tax rate for the six months ended June 30, 2018 was 28.5%.
During the six months ended June 30, 2019, we generated $223.1 million in cash flows from operating activities. During the same period, we purchased $144.7 million of property and equipment, including $7.3 million for new business investments, partially offset by $14.9 million in cash received from government grants and other outside parties for capital spending. We also paid $140.6 million in cash from the net decrease in outstanding debt and received cash of $45.4 million from the settlement of derivative transactions.
During the six months ended June 30, 2018, we generated $231.3 million in cash flows from operating activities. During the same period, we purchased $133.3 million of property and equipment, including $22.7 million for new business investments, partially offset by $12.9 million in cash received from government grants and other outside parties for capital spending. We also repurchased 2.7 million shares of our Class A common stock for $192.3 million and received $88.3 million in cash from the net increase in outstanding debt. In addition, Genesee & Wyoming Australia (GWA) made a distribution of $14.9 million to its noncontrolling interest holders.

Items Affecting Comparability
Our results for the six months ended June 30, 2019 and 2018 included certain items affecting comparability between the periods that are set forth below (dollars in millions, except per share amounts):

	Income/(Loss) Before Taxes Impact	After-Tax Net Income/(Loss) Attributable to G&W Impact	Diluted Earnings/(Loss) Per Common Share Impact
Six Months Ended June 30, 2019
Restructuring and related costs	$(15.2)	$(11.5)	$(0.20)
Corporate development and related costs	$(2.9)	$(2.0)	$(0.04)
Net loss on sale and impairment of certain assets in North America	$(1.0)	$(0.8)	$(0.01)
Australia enterprise bargaining agreement amendment	$(2.6)	$(0.9)	$(0.02)

Six Months Ended June 30, 2018
Corporate development and related costs	$(0.5)	$(0.4)	$(0.01)
Restructuring costs	$(9.6)	$(7.8)	$(0.13)
Loss on sale of ERS	$(1.4)	$(1.4)	$(0.02)
Gain on settlement	$6.3	$2.3	$0.04
Credit facility refinancing-related costs	$(2.7)	$(2.0)	$(0.03)
2017 Short Line Tax Credit	$—	$31.6	$0.51
Prior period portion of tax adjustment	$—	$(3.7)	$(0.06)

Changes in Operations
North American Operations
Canada Lease Expirations: Two of our short line railroad leases in Canada (Goderich-Exeter Railway (GEXR) and Southern Ontario Railway (SORR)) expired at the end of 2018. Our results for the three and six months ended June 30, 2018 included $5.6 million and $11.1 million, respectively, of revenues from these leased railroads. Our results included no material operating income from these leased railroads for the three and six months ended June 30, 2018.
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
We recorded restructuring and related costs associated with the optimization of $6.8 million and $12.3 million for the three and six months ended June 30, 2019, respectively. Restructuring and related costs of $9.4 million and $9.6 million were recorded associated with the optimization for the three and six months ended June 30, 2018, respectively. For additional information regarding the optimization of our U.K. operations, see Note 2, Changes in Operations, to our Consolidated Financial Statements set forth in "Part I Item 1. Financial Statements" of this quarterly report.
Continental Europe Intermodal Business: On June 5, 2018, we sold our Continental Europe intermodal business, ERS, for gross cash proceeds of €11.2 million (or $13.1 million at the exchange rate on June 5, 2018) or €6.8 million (or $7.9 million at the exchange rate on June 5, 2018) net of €4.4 million (or $5.2 million at the exchange rate on June 5, 2018) of cash on hand that transferred to the buyer. Our results for the three and six months ended June 30, 2018 included $9.4 million and $24.1 million of revenues, respectively, from ERS. Our results for the three and six months ended June 30, 2018 included no material operating income from ERS.
Three Months Ended June 30, 2019 Compared with Three Months Ended June 30, 2018
Consolidated Operating Results
Operating Revenues
The following table sets forth our total operating revenues and carloads for the three months ended June 30, 2019 and 2018. The table below also reflects the calculation of our existing operations by subtracting the 2018 revenues and carloads of the divested operations of ERS and the leased railroads in Canada that we ceased operating at the end of 2018, from our total operations for the three months ended June 30, 2018 (dollars in thousands):

	Three Months Ended June 30,				Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations		Currency Impact on 2018 Total Operations*	Currency Impact on 2018 Existing Operations*
	2019	2018
		Total Operations	Divested Operations	Existing Operations	Amount	%	Amount	%
Freight revenues	$397,681	$418,232	$10,407	$407,825	$(20,551)	(4.9)%	$(10,144)	(2.5)%	$(10,885)	$(10,286)
Freight-related revenues	142,396	142,402	4,152	138,250	(6)	—%	4,146	3.0%	(4,876)	(4,646)
All other revenues	31,403	34,356	432	33,924	(2,953)	(8.6)%	(2,521)	(7.4)%	(1,143)	(1,128)
Total operating revenues	$571,480	$594,990	$14,991	$579,999	$(23,510)	(4.0)%	$(8,519)	(1.5)%	$(16,904)	$(16,060)
Carloads	766,355	834,363	29,502	804,861	(68,008)	(8.2)%	(38,506)	(4.8)%
* Currency impact was calculated by comparing the 2018 results translated from local currency to United States dollars using 2019 exchange rates to the 2018 results in United States dollars as reported.

Operating Expenses
Total operating expenses for the three months ended June 30, 2019 decreased $14.6 million, or 3.0%, to $477.3 million, compared with $491.9 million for the three months ended June 30, 2018. The decrease consisted of $14.2 million from divested operations and $0.4 million from existing operations. Excluding a $14.3 million benefit from the net depreciation of foreign currencies relative to the United States dollar, operating expenses from existing operations increased $13.9 million, or 3.0%. The increase from existing operations included increases of $5.9 million in other expense, $5.8 million in labor and benefits expense, $3.9 million in purchased services expense, $2.1 million in depreciation and amortization expense and $1.7 million in net gain on the sale and impairment of assets, partially offset by decreases of $1.9 million in the cost of diesel fuel used in train operations, $1.3 million in restructuring and related costs and $1.1 million in equipment rents expense.
The following table sets forth our total operating expenses for the three months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended June 30,				Increase/(Decrease)	Currency Impact	2018 Constant Currency*	Increase/(Decrease)Constant Currency*
	2019		2018
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$179,943	31.4%	$179,838	30.2%	$105	$(4,637)	$175,201	$4,742
Equipment rents	32,010	5.6%	34,802	5.9%	(2,792)	(1,263)	33,539	(1,529)
Purchased services	54,034	9.5%	61,045	10.3%	(7,011)	(2,875)	58,170	(4,136)
Depreciation and amortization	62,517	10.9%	65,745	11.0%	(3,228)	(1,889)	63,856	(1,339)
Diesel fuel used in train operations	41,504	7.3%	45,623	7.7%	(4,119)	(1,513)	44,110	(2,606)
Electricity used in train operations	2,226	0.4%	2,044	0.3%	182	(113)	1,931	295
Casualties and insurance	11,839	2.1%	12,984	2.2%	(1,145)	(206)	12,778	(939)
Materials	31,294	5.5%	32,376	5.4%	(1,082)	(1,185)	31,191	103
Trackage rights	21,727	3.8%	23,303	3.9%	(1,576)	(775)	22,528	(801)
Net gain on sale and impairment of assets	980	0.2%	(823)	(0.1)%	1,803	(14)	(837)	1,817
Restructuring and related costs	7,561	1.3%	9,362	1.6%	(1,801)	(481)	8,881	(1,320)
Other expenses, net	31,645	5.5%	25,566	4.3%	6,079	(78)	25,488	6,157
Total operating expenses	$477,280	83.5%	$491,865	82.7%	$(14,585)	$(15,029)	$476,836	$444
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
Operating Income/Operating Ratio
Operating income was $94.2 million for the three months ended June 30, 2019, compared with $103.1 million for the three months ended June 30, 2018. Operating income for the three months ended June 30, 2019 included restructuring and related costs of $7.6 million, primarily driven by our optimization activities in the U.K., $2.6 million of expense associated with amending an enterprise bargaining agreement in Australia, corporate development and related costs of $2.4 million and a $1.0 million net loss on the sale and impairment of certain assets in North America. Operating income for the three months ended June 30, 2018 included restructuring and related costs of $9.4 million and corporate development and related costs of $0.4 million. Our operating ratio was 83.5% for the three months ended June 30, 2019, compared with 82.7% for the three months ended June 30, 2018.
Interest Expense
Interest expense was $27.4 million for the three months ended June 30, 2019, compared with $28.9 million for the three months ended June 30, 2018. The decrease in interest expense for the three months ended June 30, 2019 was primarily driven by the write-off of deferred financing fees associated with our credit facility refinancing in June 2018.

Provision for Income Taxes
Our provision for income taxes for the three months ended June 30, 2019 was $18.9 million compared with $26.4 million for the three months ended June 30, 2018. Our effective income tax rate for the three months ended June 30, 2019 was 26.9%. Based on developments during the three months ended June 30, 2018, we recorded a reserve for uncertain tax positions of $4.8 million related to tax deductions on intercompany financing arrangements in the U.K., of which $0.7 million related to the three months ended June 30, 2018, $0.4 million related to the three months ended March 31, 2018 and $3.7 million related to the period from March 25, 2015, the date of the Freightliner acquisition when the arrangements were established, through December 31, 2017. The reserve for uncertain tax positions was included in our provision for income taxes for the three months ended June 30, 2018. Excluding the prior period portion of the reserve for uncertain tax positions, our effective income tax rate for the three months ended June 30, 2018 was 29.8%. For additional information regarding income taxes, see Note 9, Income Taxes, to our Consolidated Financial Statements set forth in "Part I Item 1. Financial Statements" of this quarterly report.
Net Income Attributable to G&W and Earnings Per Common Share
Net income attributable to G&W for the three months ended June 30, 2019 was $51.4 million, compared with $44.2 million for the three months ended June 30, 2018. Our basic EPS were $0.91 with 56.5 million weighted average shares outstanding for the three months ended June 30, 2019, compared with basic EPS of $0.74 with 60.0 million weighted average shares outstanding for the three months ended June 30, 2018. Our diluted EPS for the three months ended June 30, 2019 were $0.90 with 57.3 million weighted average shares outstanding, compared with diluted EPS of $0.73 with 60.9 million weighted average shares outstanding for the three months ended June 30, 2018. Our results for the three months ended June 30, 2019 and 2018 included certain items affecting comparability between the periods as previously presented in the "Overview—Overview of Three-Month Results—Items Affecting Comparability."
Net Loss/Income Attributable to Noncontrolling Interest
We own a 51.1% controlling interest in our Australian Operations. As such, we include 100% of the revenues and expenses from our Australian Operations within our consolidated financial statements and report a noncontrolling interest for MIRA’s 48.9% equity ownership. Net loss attributable to noncontrolling interest for the three months ended June 30, 2019 was $0.1 million, compared with net income attributable to noncontrolling interest of $4.4 million for three months ended June 30, 2018.
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
North American Operations
Operating Revenues
The following table sets forth our North American Operations total operating revenues and carloads for the three months ended June 30, 2019 and 2018. The table also reflects the calculation of our existing operations by subtracting the 2018 revenues and carloads from the Canadian leases that expired at the end of 2018 from our total operations for the three months ended June 30, 2018 (dollars in thousands):

	Three Months Ended June 30,				Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations		Currency Impact on 2018 Total Operations*	Currency Impact on 2018 Existing Operations*
	2019	2018
		Total Operations	Divested Operations	Existing Operations	Amount	%	Amount	%
Freight revenues	$259,181	$259,868	$3,733	$256,135	$(687)	(0.3)%	$3,046	1.2%	$(645)	$(518)
Freight-related revenues	66,135	63,467	1,467	62,000	2,668	4.2%	4,135	6.7%	(224)	(171)
All other revenues	16,531	16,222	423	15,799	309	1.9%	732	4.6%	(91)	(77)
Total operating revenues	$341,847	$339,557	$5,623	$333,934	$2,290	0.7%	$7,913	2.4%	$(960)	$(766)
Carloads	406,895	430,353	8,679	421,674	(23,458)	(5.5)%	(14,779)	(3.5)%

*	Currency impact was calculated by comparing the 2018 results translated from local currency to United States dollars using 2019 exchange rates to the 2018 results in United States dollars as reported.

Freight Revenues
The following table sets forth our North American Operations total freight revenues for the three months ended June 30, 2019 and 2018. The table below also reflects the calculation of our existing operations by subtracting the 2018 revenues and carloads from the Canadian leases that expired at the end of 2018 from our total operations for the three months ended June 30, 2018 (dollars in thousands):

	Three Months Ended June 30,				Increase/(Decrease) in Existing Operations	Currency Impact on Existing Operations	2018 Constant Currency Existing Operations*	Increase/(Decrease) in Existing Operations Constant Currency*
	2019	2018
Commodity Group		Total Operations	Divested Operations	Existing Operations
Agricultural Products	$32,846	$29,693	$458	$29,235	$3,611	$(24)	$29,211	$3,635
Autos & Auto Parts	6,084	5,806	301	5,505	579	(26)	5,479	605
Chemicals & Plastics	39,813	38,972	775	38,197	1,616	(87)	38,110	1,703
Coal & Coke	18,563	19,087	—	19,087	(524)	(34)	19,053	(490)
Food & Kindred Products	8,801	8,476	186	8,290	511	(2)	8,288	513
Intermodal	523	380	—	380	143	—	380	143
Lumber & Forest Products	23,519	23,810	109	23,701	(182)	(40)	23,661	(142)
Metallic Ores	2,865	3,670	1	3,669	(804)	(28)	3,641	(776)
Metals	29,055	32,493	589	31,904	(2,849)	(57)	31,847	(2,792)
Minerals & Stone	38,597	38,034	268	37,766	831	(31)	37,735	862
Petroleum Products	17,053	16,151	717	15,434	1,619	(40)	15,394	1,659
Pulp & Paper	28,013	29,514	41	29,473	(1,460)	(127)	29,346	(1,333)
Waste	7,964	7,339	66	7,273	691	(3)	7,270	694
Other	5,485	6,443	222	6,221	(736)	(19)	6,202	(717)
Total	$259,181	$259,868	$3,733	$256,135	$3,046	$(518)	$255,617	$3,564
*     Constant currency amounts reflect the prior period existing operations translated at the current period exchange rates.
The following table sets forth our North American Operations freight revenues, carloads and average freight revenues per carload for the three months ended June 30, 2019 and 2018 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads		Average Freight Revenues Per Carload

	Three Months Ended June 30,				Three Months Ended June 30,		Three Months Ended June 30,
	2019		2018 Constant Currency*
Commodity Group	Amount	% of Total	Amount	% of Total	2019	2018	2019	2018	2018 Constant Currency*
Agricultural Products	$32,846	12.7%	$29,653	11.4%	56,134	51,762	$585	$574	$573
Autos & Auto Parts	6,084	2.3%	5,769	2.2%	9,041	9,106	673	638	634
Chemicals & Plastics	39,813	15.3%	38,858	15.0%	44,376	45,285	897	861	858
Coal & Coke	18,563	7.2%	19,053	7.4%	48,140	59,346	386	322	321
Food & Kindred Products	8,801	3.4%	8,468	3.3%	14,699	14,907	599	569	568
Intermodal	523	0.2%	380	0.1%	3,984	3,816	131	100	100
Lumber & Forest Products	23,519	9.1%	23,765	9.2%	35,140	37,733	669	631	630
Metallic Ores	2,865	1.1%	3,642	1.4%	3,813	4,448	751	825	819
Metals	29,055	11.2%	32,418	12.5%	34,860	40,806	833	796	794
Minerals & Stone	38,597	14.9%	37,994	14.7%	62,005	62,156	622	612	611
Petroleum Products	17,053	6.6%	16,085	6.2%	23,811	24,340	716	664	661
Pulp & Paper	28,013	10.8%	29,386	11.3%	37,943	41,762	738	707	704
Waste	7,964	3.1%	7,334	2.8%	15,331	14,837	519	495	494
Other	5,485	2.1%	6,418	2.5%	17,618	20,049	311	321	320
Total	$259,181	100.0%	$259,223	100.0%	406,895	430,353	$637	$604	$602
*     Constant currency amounts reflect the prior period results translated at the current period exchange rates.

Total traffic from our North American Operations decreased 23,458 carloads, or 5.5%, to 406,895 carloads for the three months ended June 30, 2019, compared with the three months ended June 30, 2018. Excluding traffic from the two railroad leases in Canada that expired at the end of 2018, existing operations traffic decreased 14,779 carloads, or 3.5%. The decrease in traffic from existing operations included decreases of 11,206 carloads of coal and coke traffic, 4,221 carloads of metals traffic, 3,734 carloads of pulp and paper traffic, 2,307 carloads of lumber and forest products traffic and 1,683 carloads of other commodity traffic, partially offset by increases of 5,418 carloads of agricultural products traffic and 1,015 carloads of chemicals and plastics traffic. All remaining traffic increased by a net 1,939 carloads.
Changes in average freight revenues per carload in a commodity group may be impacted by changes in customer rates, fuel surcharges, commodity mix and the mix of customer traffic within a commodity group. Excluding a 0.3% impact of foreign currency, average freight revenues per carload from our North American Operations increased 5.8% to $637 for the three months ended June 30, 2019, compared with the same period in 2018. Average freight revenues per carload from existing operations, excluding the impact of foreign currency, increased 5.1% for the three months ended June 30, 2019, compared with the same period in 2018. The increase in average freight revenues per carload was impacted by a change in the mix of commodities, which increased average freight revenues per carload by 0.7%, and higher fuel surcharges, which increased average freight revenues per carload by 0.6%. Excluding these factors, average freight revenues per carload increased 3.8%.
The following information discusses the significant changes in our North American Operations freight revenues by commodity group excluding the impact of foreign currency and the Canadian leases that expired at the end of 2018.
Agricultural products revenues increased $3.6 million, or 12.4%. Agricultural products traffic increased 5,418 carloads, or 10.7%, which increased revenues by $3.2 million, and average freight revenues per carload increased 1.6%, which increased revenues by $0.4 million. The increase in carloads was primarily due to increased farm products shipments in the western United States and grain shipments in the midwestern United States.
Chemicals and plastics revenues increased $1.7 million, or 4.5%. Chemicals and plastics traffic increased 1,015 carloads, or 2.3%, which increased revenues by $0.9 million, and average freight revenues per carload increased 2.0%, which increased revenues by $0.8 million. The increase in carloads was primarily due to an increase in industrial chemical shipments in the western United States.
Coal and coke revenues decreased $0.5 million, or 2.6%. Coal and coke traffic decreased 11,206 carloads, or 18.9%, which decreased revenues by $4.3 million, while average freight revenues per carload increased 20.2%, which increased revenues by $3.8 million. The decrease in carloads was primarily due to decreased demand in the southern United States primarily associated with low natural gas prices, high inventory levels and mild temperatures as well as decreased coal shipments in the midwestern United States due to flooding, partially offset by increased demand in the northeastern United States primarily associated with new business. The increase in average freight revenues per carload was primarily due to stronger pricing and a change in the mix of business.
Metals revenues decreased $2.8 million, or 8.8%. Metals traffic decreased 4,221 carloads, or 10.8%, which decreased revenues by $3.5 million, while average freight revenues per carload increased 2.2%, which increased revenues by $0.7 million. The decrease in carloads was primarily due to decreased scrap and finished steel shipments across the United States, decreased pipe shipments in the northeastern and midwestern United States and decreased pig iron shipments in the southern and midwestern United States.
Minerals and stone revenues increased $0.9 million, or 2.3%. Minerals and stone traffic increased 704 carloads, or 1.0%, which increased revenues $0.4 million, and average freight per carload increased 1.0%, which increased revenues by $0.4 million. The increase in average freight per carload and traffic was primarily due to new business and strong demand for rock salt and frac sand in the northeastern United States, partially offset by a decrease in bentonite and clay shipments due to flooding in the midwestern and southern United States.
Petroleum products revenues increased $1.7 million, or 10.8%. Petroleum products average freight revenues per carload increased 9.6%, which increased revenues by $1.5 million, and traffic increased 233 carloads, or 1.0%, which increased revenues by $0.2 million. The increase in average freight revenues per carload was primarily due to stronger pricing and a change in the mix of business.
Pulp and paper revenues decreased $1.3 million, or 4.5%. Pulp and paper traffic decreased 3,734 carloads, or 9.0%, which decreased revenues by $2.8 million, while average freight revenues per carload increased 4.8%, which increased revenues by $1.5 million. The decrease in carloads was primarily due to decreased containerboard shipments across North America.
Freight revenues from all remaining commodities combined increased by $0.3 million.

Freight-Related Revenues
Freight-related revenues from our North American Operations, which includes revenues from railcar switching, track access fees, storage and other ancillary revenues related to the movement of freight, were $66.1 million for the three months ended June 30, 2019, compared with $63.5 million for the three months ended June 30, 2018, an increase of $2.7 million, or 4.2%. Excluding a decrease of $1.5 million in revenues from leased railroads in Canada that we ceased operating at the end of 2018, and a $0.2 million decrease due to the impact of foreign currency depreciation, freight-related revenues from our North American Operations increased $4.3 million, or 7.0%, for the three months ended June 30, 2019, compared with $61.8 million for the three months ended June 30, 2018. The increase was primarily due to increased switching and storage revenues in the southeastern United States and increased demurrage revenues in the midwestern United States.
All Other Revenues
All other revenues from our North American Operations, which includes revenues from third-party railcar and locomotive repairs, property rentals and other ancillary revenues not directly related to the movement of freight, were $16.5 million for the three months ended June 30, 2019, compared with $16.2 million for the three months ended June 30, 2018, an increase of $0.3 million, or 1.9%. Excluding a decrease of $0.4 million in revenues from the Canadian leases that expired at the end of 2018 and a $0.1 million decrease due to the impact of foreign currency depreciation, all other revenues from our North American Operations increased $0.8 million, or 5.1%, for the three months ended June 30, 2019, compared with $15.7 million for the three months ended June 30, 2018.
Operating Expenses
Total operating expenses from our North American Operations decreased $1.7 million, or 0.7%, to $257.6 million for the three months ended June 30, 2019, compared with $259.3 million for the three months ended June 30, 2018. The decrease included a $5.7 million decrease in expenses from the two leased railroads in Canada that we ceased operating at the end of 2018, and a $0.9 million decrease due to the impact of foreign currency depreciation, partially offset by a $4.9 million increase from existing operations. The increase from existing operations included increases of $2.7 million in purchased services expense, $1.7 million in net loss on sale and impairment of assets, $1.5 million in materials expense and $1.1 million in depreciation and amortization expense, partially offset by decreases of $1.2 million in equipment rent expense and $1.1 million in casualties and insurance expense. The following table sets forth operating expenses from our North American Operations for the three months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended June 30,				Increase/(Decrease)	Currency Impact	2018 Constant Currency*	Increase/(Decrease) Constant Currency*
	2019		2018
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$108,458	31.7%	$109,289	32.2%	$(831)	$(326)	$108,963	$(505)
Equipment rents	12,257	3.6%	13,633	4.0%	(1,376)	(41)	13,592	(1,335)
Purchased services	16,821	4.9%	14,652	4.3%	2,169	(56)	14,596	2,225
Depreciation and amortization	38,738	11.3%	41,247	12.2%	(2,509)	(225)	41,022	(2,284)
Diesel fuel used in train operations	21,672	6.4%	23,253	6.8%	(1,581)	(105)	23,148	(1,476)
Casualties and insurance	8,978	2.6%	10,156	3.0%	(1,178)	(11)	10,145	(1,167)
Materials	14,551	4.3%	13,163	3.9%	1,388	(51)	13,112	1,439
Trackage rights	10,906	3.2%	10,527	3.1%	379	(7)	10,520	386
Net loss/(gain) on sale and impairment of assets	1,037	0.3%	(706)	(0.2)%	1,743	—	(706)	1,743
Restructuring and related costs	641	0.2%	7	—%	634	—	7	634
Other expenses, net	23,527	6.9%	24,062	7.1%	(535)	(62)	24,000	(473)
Total operating expenses	$257,586	75.4%	$259,283	76.4%	$(1,697)	$(884)	$258,399	$(813)
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following information discusses the significant changes in operating expenses of our North American Operations excluding a decrease of $0.9 million due to the impact from foreign currency depreciation.
Equipment rents expense was $12.3 million for the three months ended June 30, 2019, compared with $13.6 million for the three months ended June 30, 2018, a decrease of $1.3 million, or 9.8%. The decrease was primarily due to decreased car hire expense from existing operations.

Purchased services expense was $16.8 million for the three months ended June 30, 2019, compared with $14.6 million for the three months ended June 30, 2018, an increase of $2.2 million, or 15.2%. The increase consisted of $2.7 million from existing operations, partially offset by a decrease of $0.5 million from the expired Canadian leases. The increase in existing operations was primarily due to increases in track maintenance expense in 2019.
Depreciation and amortization expense was $38.7 million for the three months ended June 30, 2019, compared with $41.0 million for the three months ended June 30, 2018, a decrease of $2.3 million, or 5.6%. The decrease consisted of $3.4 million from the expired Canadian leases, partially offset by an increase of $1.1 million from existing operations. The increase from existing operations was primarily attributable to a larger depreciable asset base in 2019 compared with 2018, reflecting capital spending in 2018.
The cost of diesel fuel used in train operations was $21.7 million for the three months ended June 30, 2019, compared with $23.1 million for the three months ended June 30, 2018, a decrease of $1.5 million, or 6.4%. The decrease consisted of $0.8 million from existing operations and $0.7 million from the expired Canadian leases.
Casualties and insurance expense was $9.0 million for the three months ended June 30, 2019, compared with $10.1 million for the three months ended June 30, 2018, a decrease of $1.2 million, or 11.5%. The decrease was primarily attributable to decreased derailment expenses in 2019.
Materials expense was $14.6 million for the three months ended June 30, 2019, compared with $13.1 million for the three months ended June 30, 2018, an increase of $1.4 million, or 11.0%. The increase was primarily due to an increase in track maintenance expense in 2019.
Net loss on the sale and impairment of assets was $1.0 million for the three months ended June 30, 2019, compared with a net gain on the sale and impairment of assets of $0.7 million for the three months ended June 30, 2018, an increase of $1.7 million. The net loss in the three months ended June 30, 2019 was primarily attributable to the impairment of assets related to the expiration of a lease of a rail line in the southeastern United States, partially offset by a gain on the sale of land in the northeastern United States.
Operating Income/Operating Ratio
Operating income from our North American Operations was $84.3 million for the three months ended June 30, 2019, compared with $80.3 million for the three months ended June 30, 2018. Operating income for the three months ended June 30, 2019 included corporate development and related costs of $2.3 million, net loss on the sale and impairment of certain assets in United States of $1.0 million and restructuring and related costs of $0.6 million. Operating income for the three months ended June 30, 2018 included credit facility refinancing-related costs of $0.4 million and corporate development and related costs of $0.3 million. The operating ratio was 75.4% for the three months ended June 30, 2019, compared with 76.4% for the three months ended June 30, 2018.
Australian Operations
Operating Revenues
As previously disclosed, we own a controlling 51.1% interest in our Australian Operations, and therefore, we include 100% of our Australian Operations within our consolidated financial statements with a 48.9% noncontrolling interest recorded to reflect MIRA's ownership. The following table sets forth our Australian Operations operating revenues and carloads for the three months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended June 30,		Increase/(Decrease) in Total Operations		Currency Impact on 2018 Total Operations*
	2019	2018	Amount	%
Freight revenues	$56,923	$66,075	$(9,152)	(13.9)%	$(4,960)
Freight-related revenues	8,036	11,515	(3,479)	(30.2)%	(866)
All other revenues	1,572	1,439	133	9.2%	(108)
Total operating revenues	$66,531	$79,029	$(12,498)	(15.8)%	$(5,934)
Carloads	134,395	147,965	(13,570)	(9.2)%

*	Currency impact was calculated by comparing the 2018 results translated from local currency to United States dollars using 2019 exchange rates to the 2018 results in United States dollars as reported.

Freight Revenues
The following table sets forth the changes in our Australian Operations freight revenues by commodity group for the three months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended June 30,		Increase/(Decrease) in Total Operations	Currency Impact	2018 Constant Currency*	Increase/(Decrease) in Total Operations Constant Currency*

Commodity Group	2019	2018
Agricultural Products	$2,999	$6,006	$(3,007)	$(451)	$5,555	$(2,556)
Coal & Coke	28,965	32,570	(3,605)	(2,445)	30,125	(1,160)
Intermodal	15,459	17,102	(1,643)	(1,284)	15,818	(359)
Metallic Ores	7,523	8,125	(602)	(610)	7,515	8
Minerals & Stone	1,817	2,087	(270)	(157)	1,930	(113)
Petroleum Products	160	185	(25)	(13)	172	(12)
Total	$56,923	$66,075	$(9,152)	$(4,960)	$61,115	$(4,192)
*     Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following table sets forth our Australian Operations freight revenues, carloads and average freight revenues per carload for the three months ended June 30, 2019 and 2018 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads		Average Freight Revenues Per Carload

	Three Months Ended June 30,				Three Months Ended June 30,		Three Months Ended June 30,
	2019		2018 Constant Currency*
Commodity Group	Amount	% of Total	Amount	% of Total	2019	2018	2019	2018	2018 Constant Currency*
Agricultural Products	$2,999	5.3%	$5,555	9.1%	4,224	14,175	$710	$424	$392
Coal & Coke	28,965	50.9%	30,125	49.3%	96,749	97,282	299	335	310
Intermodal	15,459	27.1%	15,818	25.9%	13,294	13,957	1,163	1,225	1,133
Metallic Ores	7,523	13.2%	7,515	12.3%	5,272	5,586	1,427	1,455	1,345
Minerals & Stone	1,817	3.2%	1,930	3.1%	14,791	16,891	123	124	114
Petroleum Products	160	0.3%	172	0.3%	65	74	2,462	2,500	2,324
Total	$56,923	100.0%	$61,115	100.0%	134,395	147,965	$424	$447	$413
*     Constant currency amounts reflect the prior period results translated at the current period exchange rates.
Total traffic from our Australian Operations decreased 13,570 carloads, or 9.2%, to 134,395 carloads for the three months ended June 30, 2019, compared with the three months ended June 30, 2018. The traffic decrease was primarily due to decreases of 9,951 carloads of agricultural products traffic and 2,100 carloads of minerals and stone traffic. All remaining traffic decreased by a net 1,519 carloads.
Changes in average freight revenues per carload in a commodity group may be impacted by changes in customer rates, fuel surcharges, commodity mix and the mix of customer traffic within a commodity group. Excluding a 7.8% impact of foreign currency, average freight revenues per carload from our Australian Operations increased 2.7% to $424 for the three months ended June 30, 2019, compared with the same period in 2018. A change in the mix of commodities decreased average freight revenues per carload by 4.8%, while higher fuel surcharges increased average freight revenues per carload by 0.3%. Excluding these factors, average freight revenues per carload increased 7.2%.
The following information discusses the significant changes in our Australian Operations freight revenues by commodity group excluding the impact of foreign currency.
Agricultural products revenues decreased $2.6 million, or 46.0%. Agricultural products traffic decreased 9,951 carloads, or 70.2%, which decreased revenues by $7.1 million, while average freight revenues per carload increased 81.1%, which increased revenues by $4.5 million. The carload decrease was primarily due to a smaller grain harvest in 2019. The decrease in grain traffic resulted in higher average freight revenues per carload, primarily due to the rate structure for Australian grain traffic, which has both a fixed and variable component.

Coal and coke revenues decreased $1.2 million, or 3.9%. Coal and coke average freight revenues per carload decreased 3.5%, which decreased revenues by $1.0 million, and traffic decreased 533 carloads, or 0.5%, which decreased revenues by $0.2 million. The decrease in average freight revenues per carload was primarily due to lower spot coal revenue in 2019.
Freight revenues from all remaining commodities decreased by a net $0.5 million.
Freight-Related Revenues
Excluding a $0.9 million decrease due to the impact of foreign currency depreciation, freight-related revenues from our Australian Operations, which includes revenues from railcar switching, track access rights, crewing services, storage and other ancillary revenues related to the movement of freight, decreased $2.6 million, or 24.5%, to $8.0 million for the three months ended June 30, 2019, compared with $10.6 million for the three months ended June 30, 2018. The decrease was primarily due to switching competition and prolonged drought conditions in 2019.
All Other Revenues
All other revenues from our Australian Operations for the three months ended June 30, 2019, which includes revenues from third-party railcar and locomotive repairs, property rentals and other ancillary revenues not directly related to the movement of freight, remained relatively flat compared with the three months ended June 30, 2018.
Operating Expenses
Total operating expenses from our Australian Operations for the three months ended June 30, 2019 increased $1.7 million, or 3.3%, to $54.9 million, compared with $53.1 million for the three months ended June 30, 2018. The operating expenses for the three months ended June 30, 2018 included a $6.3 million gain on settlement related to Arrium's voluntary administration that was recognized as an offset to other expenses, net. The operating expenses for the three months ended June 30, 2019 included $2.6 million of expense associated with amending an enterprise bargaining agreement, partially offset by decreases in purchased services expense, trackage rights expense and the cost of diesel fuel used in train operations. In addition, operating expenses included a $4.0 million decrease due to the impact of foreign currency depreciation for the three months ended June 30, 2019 compared with the three months ended June 30, 2018.
The following table sets forth operating expenses from our Australian Operations for the three months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended June 30,				Increase/(Decrease)	Currency Impact	2018 Constant Currency*	Increase/(Decrease) Constant Currency*
	2019		2018
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$19,462	29.3%	$18,886	23.9%	$576	$(1,417)	$17,469	$1,993
Equipment rents	827	1.2%	1,183	1.5%	(356)	(89)	1,094	(267)
Purchased services	5,451	8.2%	6,895	8.7%	(1,444)	(518)	6,377	(926)
Depreciation and amortization	14,192	21.3%	15,288	19.4%	(1,096)	(1,147)	14,141	51
Diesel fuel used in train operations	6,962	10.5%	8,173	10.3%	(1,211)	(614)	7,559	(597)
Casualties and insurance	1,573	2.4%	1,766	2.2%	(193)	(131)	1,635	(62)
Materials	2,693	4.0%	2,761	3.5%	(68)	(207)	2,554	139
Trackage rights	1,576	2.4%	2,364	3.0%	(788)	(178)	2,186	(610)
Net gain on sale and impairment of assets	(42)	(0.1)%	(67)	(0.1)%	25	5	(62)	20
Restructuring and related costs	137	0.2%	—	—%	137	—	—	137
Other expenses, net	2,045	3.1%	(4,116)	(5.2)%	6,161	296	(3,820)	5,865
Total operating expenses	$54,876	82.5%	$53,133	67.2%	$1,743	$(4,000)	$49,133	$5,743
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following information discusses the significant changes in operating expenses of our Australian Operations excluding a $4.0 million decrease from the impact of foreign currency depreciation.
Labor and benefits expense was $19.5 million for the three months ended June 30, 2019, compared with $17.5 million for the three months ended June 30, 2018, an increase of $2.0 million, or 11.4%. The increase was primarily due to $2.6 million of expense associated with amending an enterprise bargaining agreement.

Other expenses, net were $2.0 million for the three months ended June 30, 2019, compared with a net gain of $3.8 million for the three months ended June 30, 2018. The three months ended June 30, 2018 included a $6.3 million gain on settlement related to Arrium's voluntary administration.
Operating Income/Operating Ratio
Our Australian Operations had operating income of $11.7 million for the three months ended June 30, 2019, compared with $25.9 million for the three months ended June 30, 2018. Operating income for the three months ended June 30, 2019 included $0.1 million of restructuring and related costs. The operating ratio was 82.5% for the three months ended June 30, 2019, compared with 67.2% for the three months ended June 30, 2018. Operating income from our Australian Operations was negatively impacted by $1.9 million from foreign currency depreciation, a decrease in grain volumes due to drought conditions in South Australia and New South Wales as well as $2.6 million of expense associated with amending an enterprise bargaining agreement. The operating income for the three months ended June 30, 2018 included a gain on settlement of $6.3 million from the recovery of pre-petition claims associated with Arrium's voluntary administration (bankruptcy) in the second quarter of 2016.
U.K./European Operations
Operating Revenues
The following table sets forth our U.K./European Operations total operating revenues for the three months ended June 30, 2019 and 2018. The table below also reflects the calculation of our U.K./European Operations existing operations by subtracting the revenues and carloads from the divested ERS operations from our U.K./European Operations total operations for the three months ended June 30, 2018 (dollars in thousands):

	Three Months Ended June 30,				Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations		Currency Impact on 2018 Total Operations*	Currency Impact on 2018 Existing Operations*
	2019	2018
		Total Operations	Divested Operations	Existing Operations	Amount	%	Amount	%
Freight revenues	$81,577	$92,289	$6,674	$85,615	$(10,712)	(11.6)%	$(4,038)	(4.7)%	$(5,280)	$(4,808)
Freight-related revenues	68,225	67,420	2,685	64,735	805	1.2%	3,490	5.4%	(3,786)	(3,609)
All other revenues	13,300	16,695	9	16,686	(3,395)	(20.3)%	(3,386)	(20.3)%	(944)	(943)
Total operating revenues	$163,102	$176,404	$9,368	$167,036	$(13,302)	(7.5)%	$(3,934)	(2.4)%	$(10,010)	$(9,360)
Carloads	225,065	256,045	20,823	235,222	(30,980)	(12.1)%	(10,157)	(4.3)%
* Currency impact was calculated by comparing the 2018 results translated from local currency to United States dollars using 2019 exchange rates to the 2018 results in United States dollars as reported.
Freight Revenues
The following table sets forth our U.K./European Operations total freight revenues for the three months ended June 30, 2019 and 2018. The table below also reflects the calculation of our U.K./European Operations existing operations by subtracting the revenues from the divested ERS operations from our U.K./European Operations total operations for the three months ended June 30, 2018 (dollars in thousands):

	Three Months Ended June 30,				Increase/(Decrease) in Existing Operations	Currency Impact on Existing Operations	2018 Constant Currency Existing Operations*	Increase/(Decrease) in Existing Operations Constant Currency*
	2019	2018
Commodity Group		Total Operations	Divested Operations	Existing Operations
Agricultural Products	$512	$785	$—	$785	$(273)	$(43)	$742	$(230)
Coal & Coke	896	2,687	—	2,687	(1,791)	(150)	2,537	(1,641)
Intermodal	58,297	66,483	6,674	59,809	(1,512)	(3,311)	56,498	1,799
Minerals & Stone	21,155	22,326	—	22,326	(1,171)	(1,304)	21,022	133
Petroleum Products	717	8	—	8	709	—	8	709
Total	$81,577	$92,289	$6,674	$85,615	$(4,038)	$(4,808)	$80,807	$770
*     Constant currency amounts reflect the prior period existing operations translated at the current period exchange rates.

The following table sets forth our U.K./European Operations freight revenues, carloads and average freight revenues per carload for the three months ended June 30, 2019 and 2018 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads		Average Freight Revenues Per Carload

	Three Months Ended June 30,				Three Months Ended June 30,		Three Months Ended June 30,
	2019		2018 Constant Currency*
Commodity Group	Amount	% of Total	Amount	% of Total	2019	2018	2019	2018	2018 Constant Currency*
Agricultural Products	$512	0.6%	$742	0.8%	393	607	$1,303	$1,293	$1,222
Coal & Coke	896	1.1%	2,537	2.9%	1,655	4,038	541	665	628
Intermodal	58,297	71.5%	62,700	72.1%	172,966	201,058	337	331	312
Minerals & Stone	21,155	25.9%	21,022	24.2%	46,517	50,322	455	444	418
Petroleum Products	717	0.9%	8	—%	3,534	20	203	400	400
Total	$81,577	100.0%	$87,009	100.0%	225,065	256,045	$362	$360	$340

*	Constant currency amounts reflect the prior period results translated at the current period exchange rates.
Total traffic from our U.K./European Operations decreased 30,980 carloads, or 12.1%, to 225,065 carloads for the three months ended June 30, 2019, compared with the same period in 2018. Excluding traffic from our divested ERS operations for 2018, existing operations traffic decreased 10,157 carloads, or 4.3%. The decrease in traffic from existing operations was primarily due to decreases of 7,269 carloads of intermodal traffic, 3,805 carloads of minerals and stone traffic and 2,383 carloads of coal and coke traffic, partially offset by an increase of 3,514 carloads of petroleum products traffic. All remaining traffic decreased by a net 214 carloads.
Changes in average freight revenues per carload in a commodity group may be impacted by changes in customer rates, fuel surcharges, commodity mix and the mix of customer traffic within a commodity group. Excluding a 5.9% impact of foreign currency, average freight revenues per carload from our U.K./European Operations increased 6.5% to $362 for the three months ended June 30, 2019, compared with the same period in 2018. Average freight revenues per carload from existing operations, excluding the impact of foreign currency, increased 5.2% for the three months ended June 30, 2019, compared with the same period in 2018.
The following information discusses the significant changes in our U.K./European Operations freight revenues by commodity group excluding the impact of foreign currency and the divested ERS operations.
Coal and coke revenues decreased $1.6 million, or 64.7%. Coal and coke traffic decreased 2,383 carloads, or 59.0%, which decreased revenues by $1.3 million, and average freight revenues per carload decreased 13.7%, which decreased revenues by $0.3 million. The carload decrease was primarily due to decreased demand in the U.K.
Intermodal revenues increased $1.8 million, or 3.2%. Intermodal average freight revenues per carload increased 7.7%, which increased revenues by $4.2 million, while traffic decreased 7,269 carloads, or 4.0%, which decreased revenues by $2.4 million. The increase in average freight revenues per carload was primarily due to stronger pricing in the U.K. The decrease in carloads was primarily due to temporary rail network outages.
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

Freight-related revenues from our U.K./European Operations were $68.2 million for the three months ended June 30, 2019, compared with $67.4 million for the three months ended June 30, 2018, an increase of $0.8 million, or 1.2%. Excluding a decrease of $3.8 million due to the impact of foreign currency depreciation and $2.5 million from our divested ERS operations, freight-related revenues from our existing operations increased $7.1 million, or 11.6%, for the three months ended June 30, 2019, compared with $61.1 million for the three months ended June 30, 2018. The increase in freight-related revenues from our existing operations was primarily due to increased rates on trucking, switching and storage revenues and stronger trucking volumes in the U.K. as well as increased crewing services in Poland.
All Other Revenues
All other revenues from our U.K./European Operations includes revenues from container sales and conversions, third-party car and locomotive repairs, property rentals and other ancillary revenues not directly related to the movement of freight. All other revenues from our U.K./European Operations were $13.3 million for the three months ended June 30, 2019, compared with $16.7 million for the three months ended June 30, 2018, a decrease of $3.4 million, or 20.3%. Excluding a $0.9 million decrease due to the impact of foreign currency depreciation, all other revenues from our existing operations decreased $2.4 million, or 15.5%, for the three months ended June 30, 2019, compared with the three months ended June 30, 2018. The decrease in all other revenues from our existing operations was primarily due to decreased container sales.
Operating Expenses
Total operating expenses from our U.K./European Operations decreased $14.6 million, or 8.2%, to $164.8 million for the three months ended June 30, 2019, compared with $179.4 million for the three months ended June 30, 2018. The decrease consisted of $10.1 million due to the impact of foreign currency depreciation and $7.7 million from divested operations, partially offset by a $3.2 million increase from existing operations. The increase from existing operations included increases of $3.6 million in labor and benefits expense and $2.1 million in purchased services expense, partially offset by decreases of $2.1 million in restructuring and related costs and $1.5 million in materials expense.
The following table sets forth operating expenses from our U.K./European Operations for the three months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended June 30,				Increase/(Decrease)	Currency Impact	2018 Constant Currency*	Increase/(Decrease) Constant Currency*
	2019		2018
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$52,023	31.9%	$51,663	29.3%	$360	$(2,894)	$48,769	$3,254
Equipment rents	18,926	11.6%	19,986	11.3%	(1,060)	(1,133)	18,853	73
Purchased services	31,762	19.5%	39,498	22.4%	(7,736)	(2,301)	37,197	(5,435)
Depreciation and amortization	9,587	5.9%	9,210	5.2%	377	(517)	8,693	894
Diesel fuel used in train operations	12,870	7.9%	14,197	8.0%	(1,327)	(794)	13,403	(533)
Electricity used in train operations	2,226	1.4%	2,044	1.2%	182	(113)	1,931	295
Casualties and insurance	1,288	0.8%	1,062	0.6%	226	(64)	998	290
Materials	14,050	8.6%	16,452	9.3%	(2,402)	(927)	15,525	(1,475)
Trackage rights	9,245	5.7%	10,412	5.9%	(1,167)	(590)	9,822	(577)
Net gain on sale and impairment of assets	(15)	—%	(50)	—%	35	(19)	(69)	54
Restructuring and related costs	6,783	4.1%	9,355	5.3%	(2,572)	(481)	8,874	(2,091)
Other expenses, net	6,073	3.7%	5,620	3.2%	453	(312)	5,308	765
Total operating expenses	$164,818	101.1%	$179,449	101.7%	$(14,631)	$(10,145)	$169,304	$(4,486)
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.

The following information discusses the significant changes in operating expenses from our U.K./European Operations excluding a decrease of $10.1 million due to the impact of foreign currency depreciation.
Labor and benefits expense was $52.0 million for the three months ended June 30, 2019, compared with $48.8 million for the three months ended June 30, 2018, an increase of $3.3 million, or 6.7%. The increase consisted of $3.6 million from existing operations, partially offset by a $0.3 million decrease from our divested ERS operations. The increase from existing operations was primarily due to annual wage increases and an increase in headcount to support increased infrastructure services and new aggregate business expected to commence in the fourth quarter of 2019, partially offset by savings resulting from the U.K. operations optimization program.
Purchased services expense was $31.8 million for the three months ended June 30, 2019, compared with $37.2 million for the three months ended June 30, 2018, a decrease of $5.4 million, or 14.6%. The decrease consisted of $7.6 million from our divested ERS operations, partially offset by an increase of $2.1 million from existing operations. The increase from existing operations was primarily due to an increase in subcontractor costs associated with trucking activity.
Materials expense, which primarily consists of the cost of containers sold to third parties, materials purchased for use in repairing and maintaining our locomotives, railcars and other equipment, as well as costs for general tools and supplies used in our business, was $14.1 million for the three months ended June 30, 2019, compared with $15.5 million for the three months ended June 30, 2018, a decrease of $1.5 million, or 9.5%. The decrease was primarily due to a decrease in container sales.
Restructuring and related costs for the three months ended June 30, 2019 and 2018 of $6.8 million and $8.9 million, respectively, were primarily related to our optimization activities in the U.K.
Operating Loss/Operating Ratio
Operating loss from our U.K./European Operations was $1.7 million for the three months ended June 30, 2019, compared with an operating loss of $3.0 million for the three months ended June 30, 2018. The operating loss for the three months ended June 30, 2019 included $6.8 million of restructuring and related costs primarily driven by our optimization activities in the U.K. The operating loss for the three months ended June 30, 2018 included $9.4 million, or $8.9 million excluding the impact of foreign currency, of restructuring and related costs. The operating ratio was 101.1% for the three months ended June 30, 2019, compared with 101.7% for the three months ended June 30, 2018.
Six Months Ended June 30, 2019 Compared with Six Months Ended June 30, 2018
Consolidated Operating Results
Operating Revenues
The following table sets forth our total operating revenues and carloads for the six months ended June 30, 2019 and 2018. The table below also reflects the calculation of our existing operations by subtracting the 2018 revenues and carloads of the divested operations of ERS and the leased railroads in Canada that we ceased operating at the end of 2018, from our total operations for the six months ended June 30, 2019 and 2018 (dollars in thousands):

	Six Months Ended June 30,				Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations		Currency Impact on 2018 Total Operations*	Currency Impact on 2018 Existing Operations*
		2018
	2019	Total Operations	Divested Operations	Existing Operations	Amount	%	Amount	%
Freight revenues	$786,470	$817,871	$23,905	$793,966	$(31,401)	(3.8)%	$(7,496)	(0.9)%	$(24,258)	$(22,720)
Freight-related revenues	278,658	283,599	10,325	273,274	(4,941)	(1.7)%	$5,384	2.0%	(10,563)	(9,948)
All other revenues	64,441	68,181	958	67,223	(3,740)	(5.5)%	$(2,782)	(4.1)%	(2,474)	(2,432)
Total operating revenues	$1,129,569	$1,169,651	$35,188	$1,134,463	$(40,082)	(3.4)%	$(4,894)	(0.4)%	$(37,295)	$(35,100)
Carloads	1,527,868	1,645,676	67,094	1,578,582	(117,808)	(7.2)%	(50,714)	(3.2)%
* Currency impact was calculated by comparing the 2018 results translated from local currency to United States dollars using 2019 exchange rates to the 2018 results in United States dollars as reported.

Operating Expenses
Total operating expenses for the six months ended June 30, 2019 decreased $24.0 million, or 2.4%, to $955.7 million, compared with $979.6 million for the six months ended June 30, 2018. The decrease consisted of $34.0 million from divested operations, partially offset by an increase of $10.1 million from existing operations. Excluding a $31.9 million benefit from the net depreciation of foreign currencies relative to the United States dollar, operating expenses from existing operations increased $42.0 million. The increase from existing operations included increases of $13.3 million in labor and benefits expense, $8.4 million in other expenses, net, $7.2 million of purchased services expense, $6.0 million in restructuring and related costs and $4.5 million in depreciation and amortization expense.
The following table sets forth our total operating expenses for the six months ended June 30, 2019 and 2018 (dollars in thousands):

	Six Months Ended June 30,				Increase/(Decrease)	Currency Impact	2018 Constant Currency*	Increase/(Decrease) Constant Currency*
	2019		2018
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$364,251	32.3%	$363,554	31.1%	$697	$(10,393)	$353,161	$11,090
Equipment rents	64,243	5.7%	68,889	5.9%	(4,646)	(2,944)	65,945	(1,702)
Purchased services	105,282	9.3%	125,147	10.7%	(19,865)	(6,561)	118,586	(13,304)
Depreciation and amortization	125,143	11.1%	131,735	11.3%	(6,592)	(4,336)	127,399	(2,256)
Diesel fuel used in train operations	86,141	7.6%	91,774	7.9%	(5,633)	(3,344)	88,430	(2,289)
Electricity used in train operations	4,550	0.4%	4,278	0.4%	272	(283)	3,995	555
Casualties and insurance	23,211	2.1%	22,950	2.0%	261	(528)	22,422	789
Materials	62,514	5.5%	64,845	5.5%	(2,331)	(2,589)	62,256	258
Trackage rights	43,367	3.8%	44,281	3.8%	(914)	(1,724)	42,557	810
Net gain on sale and impairment of assets	(510)	—%	(1,859)	(0.2)%	1,349	(2)	(1,861)	1,351
Restructuring costs	15,195	1.3%	9,645	0.8%	5,550	(497)	9,148	6,047
Other expenses, net	62,272	5.5%	54,374	4.6%	7,898	(818)	53,556	8,716
Total operating expenses	$955,659	84.6%	$979,613	83.8%	$(23,954)	$(34,019)	$945,594	$10,065
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
Operating Income/Operating Ratio
Operating income was $173.9 million for the six months ended June 30, 2019, compared with $190.0 million for the six months ended June 30, 2018. Operating income for the six months ended June 30, 2019 included restructuring and related costs of $15.2 million, primarily driven by our optimization activities in the U.K., $2.9 million of corporate development and related costs, $2.6 million of expense associated with amending an enterprise bargaining agreement in Australia and a $1.0 million net loss on the sale and impairment of certain assets in North America. Operating income for the six months ended June 30, 2018 included restructuring and related costs of $9.6 million, primarily related to the restructuring of ERS, and corporate development and related costs of $0.5 million, partially offset by a $6.3 million gain on settlement related to Arrium's voluntary administration. Our operating ratio was 84.6% for the six months ended June 30, 2019, compared with 83.8% for the six months ended June 30, 2018.
Interest Expense
Interest expense was $55.0 million for the six months ended June 30, 2019, compared with $54.2 million for the six months ended June 30, 2018. The increase in interest expense for the six months ended June 30, 2019 was primarily driven by an increase in interest rates as compared with the six months ended June 30, 2018 and an increase in outstanding borrowing primarily related to the funding of our share repurchases, partially offset by the write-off of deferred financing fees associated with our credit facility refinancing in June 2018.

Provision for Income Taxes
Our provision for income taxes for the six months ended June 30, 2019 was $33.1 million compared with $10.6 million for the six months ended June 30, 2018. Our effective income tax rate for the six months ended June 30, 2019 was 26.9%. Our results for the six months ended June 30, 2018 included an income tax benefit of $31.6 million associated with the retroactive extension of the United States Short Line Tax Credit for fiscal year 2017, which was enacted in February 2018. Based on developments during the six months ended June 30, 2018, we recorded a reserve for uncertain tax positions of $4.8 million related to tax deductions on intercompany financing arrangements in the U.K., of which $3.7 million related to the period from March 25, 2015, the date of the Freightliner acquisition when the arrangements were established, through December 31, 2017. Excluding the benefit from the retroactive extension and the prior period portion of the reserve for uncertain tax positions, our effective income tax rate for the six months ended June 30, 2018 was 28.5%. For additional information regarding our provision for income taxes, see Note 9, Income Taxes, to our Consolidated Financial Statements set forth in "Part I Item 1. Financial Statements" of this quarterly report.
Net Income Attributable to G&W and Earnings Per Common Share
Net income attributable to G&W for the six months ended June 30, 2019 was $90.1 million, compared with $119.3 million for the six months ended June 30, 2018. Our basic EPS were $1.60 with 56.4 million weighted average shares outstanding for the six months ended June 30, 2019, compared with basic EPS of $1.96 with 60.9 million weighted average shares outstanding for the six months ended June 30, 2018. Our diluted EPS for the six months ended June 30, 2019 were $1.58 with 57.2 million weighted average shares outstanding, compared with diluted EPS of $1.93 with 61.8 million weighted average shares outstanding for the six months ended June 30, 2018. Our results for the six months ended June 30, 2019 and 2018 included certain items affecting comparability between the periods as previously presented in the "Overview—Overview of Six-Month Results—Items Affecting Comparability."
Net Income Attributable to Noncontrolling Interest
We own a 51.1% controlling interest in our Australian Operations. As such, we include 100% of the revenues and expenses from our Australian Operations within our consolidated financial statements and report a noncontrolling interest for MIRA’s 48.9% equity ownership. Net income attributable to noncontrolling interest for the six months ended June 30, 2019 was less than $0.1 million, compared with $5.4 million for six months ended June 30, 2018.
North American Operations
Operating Revenues
The following table sets forth our North American Operations total operating revenues and carloads for the six months ended June 30, 2019 and 2018. The table also reflects the calculation of our existing operations by subtracting the 2018 revenues and carloads from the Canadian leases that expired at the end of 2018 from our total operations for the six months ended June 30, 2018 (dollars in thousands):

	Six Months Ended June 30,				Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations		Currency Impact on 2018 Total Operations*	Currency Impact on 2018 Existing Operations*
		2018
	2019	Total Operations	Divested Operations	Existing Operations	Amount	%	Amount	%
Freight revenues	$510,944	$505,285	$6,819	$498,466	$5,659	1.1%	$12,478	2.5%	$(1,533)	$(1,258)
Freight-related revenues	130,611	127,299	3,319	123,980	3,312	2.6%	6,631	5.3%	(493)	(352)
All other revenues	32,738	32,603	937	31,666	135	0.4%	1,072	3.4%	(256)	(216)
Total operating revenues	$674,293	$665,187	$11,075	$654,112	$9,106	1.4%	$20,181	3.1%	$(2,282)	$(1,826)
Carloads	800,752	836,366	16,145	820,221	(35,614)	(4.3)%	(19,469)	(2.4)%
* Currency impact was calculated by comparing the 2018 results translated from local currency to United States dollars using 2019 exchange rates to the 2018 results in United States dollars as reported.

Freight Revenues
The following table sets forth our North American Operations total freight revenues for the six months ended June 30, 2019 and 2018. The table below also reflects the calculation of our existing operations by subtracting the revenues and carloads from the Canadian leases that expired at the end of 2018 from our total operations for the six months ended June 30, 2018 (dollars in thousands):

	Six Months Ended June 30,				Increase/(Decrease) in Existing Operations	Currency Impact on Existing Operations	2018 Constant Currency Existing Operations*	Increase/(Decrease) in Existing Operations Constant Currency*
		2018
Commodity Group	2019	Total Operations	Divested Operations	Existing Operations
Agricultural Products	$64,809	$61,065	$1,007	$60,058	$4,751	$(123)	$59,935	$4,874
Autos & Auto Parts	11,566	11,173	481	10,692	874	(53)	10,639	927
Chemicals & Plastics	76,986	75,189	1,368	73,821	3,165	(206)	73,615	3,371
Coal & Coke	37,753	39,032	—	39,032	(1,279)	(62)	38,970	(1,217)
Food & Kindred Products	17,204	16,826	326	16,500	704	(5)	16,495	709
Intermodal	978	689	—	689	289	(1)	688	290
Lumber & Forest Products	45,376	46,249	187	46,062	(686)	(88)	45,974	(598)
Metallic Ores	5,658	7,243	3	7,240	(1,582)	(72)	7,168	(1,510)
Metals	58,917	60,887	983	59,904	(987)	(147)	59,757	(840)
Minerals & Stone	70,407	68,552	527	68,025	2,382	(63)	67,962	2,445
Petroleum Products	37,752	34,634	1,357	33,277	4,475	(101)	33,176	4,576
Pulp & Paper	58,292	58,385	83	58,302	(10)	(297)	58,005	287
Waste	14,826	13,227	117	13,110	1,716	(4)	13,106	1,720
Other	10,420	12,134	380	11,754	(1,334)	(36)	11,718	(1,298)
Total	$510,944	$505,285	$6,819	$498,466	$12,478	$(1,258)	$497,208	$13,736
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.

The following table sets forth our North American Operations freight revenues, carloads and average freight revenues per carload for the six months ended June 30, 2019 and 2018 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads		Average Freight Revenues Per Carload

	Six Months Ended June 30,				Six Months Ended June 30,		Six Months Ended June 30,
	2019		2018 Constant Currency*
Commodity Group	Amount	% of Total	Amount	% of Total	2019	2018	2019	2018	2018 Constant Currency*
Agricultural Products	$64,809	12.7%	$60,900	12.1%	110,389	105,526	$587	$579	$577
Autos & Auto Parts	11,566	2.3%	11,101	2.2%	17,460	17,822	662	627	623
Chemicals & Plastics	76,986	15.1%	74,928	14.9%	85,304	88,627	902	848	845
Coal & Coke	37,753	7.4%	38,970	7.7%	102,210	121,312	369	322	321
Food & Kindred Products	17,204	3.4%	16,808	3.4%	29,064	30,090	592	559	559
Intermodal	978	0.2%	688	0.1%	7,793	6,900	125	100	100
Lumber & Forest Products	45,376	8.9%	46,153	9.2%	68,085	73,983	666	625	624
Metallic Ores	5,658	1.0%	7,170	1.4%	7,415	8,844	763	819	811
Metals	58,917	11.5%	60,702	12.1%	72,110	76,044	817	801	798
Minerals & Stone	70,407	13.8%	68,468	13.6%	109,510	109,852	643	624	623
Petroleum Products	37,752	7.4%	34,476	6.8%	50,879	50,000	742	693	690
Pulp & Paper	58,292	11.4%	58,085	11.5%	79,256	83,119	735	702	699
Waste	14,826	2.9%	13,218	2.6%	28,305	26,818	524	493	493
Other	10,420	2.0%	12,085	2.4%	32,972	37,429	316	324	323
Total	$510,944	100.0%	$503,752	100.0%	800,752	836,366	$638	$604	$602
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
Total traffic from our North American Operations decreased 35,614 carloads, or 4.3%, for the six months ended June 30, 2019, compared with the same period in 2018. Excluding traffic from the Canadian leases that expired at the end of 2018, existing operations traffic decreased 19,469 carloads, or 2.4%. The decrease in traffic from existing operations was primarily due to decreases of 19,102 carloads of coal and coke traffic, 5,404 carloads of lumber and forest products traffic, 3,695 carloads of pulp and paper traffic, 3,143 carloads of other commodities traffic, 1,422 carloads of metallic ores traffic and 1,053 carloads of metals traffic, partially offset by increases of 7,191 carloads of agricultural products traffic, 2,509 carloads of petroleum products traffic, 1,670 carloads of waste traffic and 1,378 carloads of minerals and stone traffic. All remaining traffic increased by a net 1,602 carloads.
Changes in average freight revenues per carload in a commodity group may be impacted by changes in customer rates, fuel surcharges, commodity mix and the mix of customer traffic within a commodity group. Excluding a 0.4% impact of foreign currency, average freight revenues per carload from our North American Operations increased 6.0% to $638 for the six months ended June 30, 2019, compared with the same period in 2018. Average freight revenues per carload from existing operations, excluding the impact of foreign currency, increased 5.3% to $638 for the six months ended June 30, 2019, compared with the same period in 2018. The increase in average freight revenues per carload from existing operations was impacted by higher fuel surcharges, which increased average freight revenues per carload by 0.9%, and a change in the mix of commodities, which increased average freight revenues per carload by 0.9%. Excluding these factors, average freight revenues per carload increased 3.4%.
The following information discusses the significant changes in our North American Operations freight revenues from existing operations by commodity group excluding the impact of foreign currency.

Agricultural products revenues increased $4.9 million, or 8.1%. Agricultural products traffic increased 7,191 carloads, or 7.0%, which increased revenues by $4.2 million, and average freight revenues per carload increased 1.0%, which increased revenues by $0.7 million. The increase in carloads was primarily due to increased farm products and soybean shipments in the western United States and increased grain and dried distillers' grains in the midwestern United States, partially offset by decreased grain shipments in Canada.
Chemicals and plastics revenues increased $3.4 million, or 4.6%, primarily due to an increase in average freight revenues per carload of 4.3%, which increased revenues $3.2 million. Traffic remained relatively flat at a net increase of 171 carloads, or 0.2%, which increased revenues by $0.2 million. The increase in average revenue per carload was primarily related to increased sulphuric acid shipments in the western United States.
Coal and coke revenues decreased $1.2 million, or 3.1%. Coal and coke traffic decreased 19,102 carloads, or 15.7%, which decreased revenues by $7.0 million, while average freight revenues per carload increased 15.0%, which increased revenues by $5.8 million. The decrease in carloads was primarily due to decreased demand in the midwestern and southern United States. The increase in average freight revenues per carload was primarily due to a change in the mix of business.
Metallic ores revenues decreased $1.5 million, or 21.1%. Metallic ores traffic decreased 1,422 carloads, or 16.1%, which decreased revenues by $1.1 million, and average freight revenues per carload decreased 5.9%, which decreased revenues by $0.4 million. The decrease in carloads was primarily due to decreased copper shipments in the western United States and decreased alumina shipments in Canada.
Minerals and stone revenues increased $2.4 million, or 3.6%. Minerals and stone average freight revenues per carload increased 2.2%, which increased revenues by $1.6 million, and traffic increased 1,378 carloads, or 1.3%, which increased revenues by $0.9 million. The increase in average freight revenue per carload was primarily due to stronger pricing and increased fuel surcharge revenues. The increase in carloads was primarily due to increased rock salt and sand shipments in the northeastern United States, partially offset by decreased aggregates shipments in the western United States and decreased sand shipments in the southern United States.
Petroleum products revenues increased $4.6 million, or 13.8%. Petroleum products average freight revenues per carload increased 8.2%, which increased revenues by $2.7 million, and traffic increased 2,509 carloads, or 5.2%, which increased revenues by $1.9 million. The increase in average freight revenues per carload was primarily due to stronger pricing and increased fuel surcharge revenues. The increase in carloads was primarily due to increased liquid petroleum gas shipments in the western and southern United States and increased other petroleum products shipments in the northeastern United States, partially offset by decreased liquid petroleum gas and other petroleum products shipments in Canada.
Waste revenues increased $1.7 million, or 13.1%. Waste traffic increased 1,670 carloads, or 6.3%, which increased revenues by $0.9 million, and average freight revenues per carload increased 6.5%, which increased revenues by $0.8 million. The increase in carloads was primarily due to increased waste carloads in the northeastern United States.
Other revenues decreased $1.3 million, or 11.1%. Other traffic decreased 3,143 carloads, or 8.7%, which decreased revenues by $1.0 million, and average freight revenues per carload decreased 2.5%, which decreased revenues by $0.3 million. The decrease in carloads was primarily due to decreased empty car traffic across North America. The decrease in average freight revenues per carload was primarily due to decreased shipments of wind tower components in the midwestern United States.
Freight revenues from all remaining commodities combined increased by a net $0.8 million.
Freight-Related Revenues
Freight-related revenues from our North American Operations, which includes revenues from railcar switching, track access fees, storage and other ancillary revenues related to the movement of freight, were $130.6 million for the six months ended June 30, 2019, compared with $127.3 million for the six months ended June 30, 2018, an increase of $3.3 million, or 2.6%. Excluding a decrease of $3.3 million in revenues from leased railroads in Canada that we ceased operating at the end of 2018, and a $0.4 million decrease due to the impact of foreign currency depreciation, freight-related revenues from our North American Operations increased $7.0 million, or 5.6%, for the six months ended June 30, 2019, compared with $123.6 million for the six months ended June 30, 2018. The increase was primarily due to increased demurrage revenues across North America.

All Other Revenues
All other revenues from our North American Operations, which includes revenues from third-party railcar and locomotive repairs, property rentals and other ancillary revenues not directly related to the movement of freight, were $32.7 million for the six months ended June 30, 2019, compared with $32.6 million for the six months ended June 30, 2018, an increase of $0.1 million, or 0.4%. Excluding a decrease of $0.9 million in revenues from the Canadian leases that expired at the end of 2018 and a $0.2 million decrease due to the impact of foreign currency depreciation, all other revenues from our North American Operations increased $1.3 million, or 4.1%, for the six months ended June 30, 2019, compared with $31.5 million for the six months ended June 30, 2018. The increase was primarily due to increases in other rental revenues in the western and midwestern United States.
Operating Expenses
Total operating expenses from our North American Operations increased $9.0 million, or 1.8%, to $520.7 million for the six months ended June 30, 2019, compared with $511.8 million for the six months ended June 30, 2018. The increase included an $11.1 million decrease in expenses from the two leased railroads in Canada that we ceased operating at the end of 2018, and a $2.2 million decrease due to the impact of foreign currency depreciation, partially offset by a $22.2 million increase from existing operations. The increase from existing operations was primarily due to increases of $6.8 million in labor and benefits expense, $5.3 million in purchased services expense, $2.6 million in depreciation and amortization expense, $2.5 million in trackage rights expense, $1.6 million in materials expense, $1.4 million in casualties and insurance expense and $1.2 million in restructuring and related costs, partially offset by a decrease of $1.3 million in equipment rents expense. The six months ended June 30, 2019 also included a $0.4 million net loss on the sale and impairment of assets compared with a $1.6 million net gain on the sale and impairment of assets for the six months ended June 30, 2018.
The following table sets forth operating expenses from our North American Operations for the six months ended June 30, 2019 and 2018 (dollars in thousands):

	Six Months Ended June 30,				Increase/(Decrease)	Currency Impact	2018 Constant Currency*	Increase/(Decrease) Constant Currency*
	2019		2018
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$225,810	33.5%	$221,206	33.3%	$4,604	$(800)	$220,406	$5,404
Equipment rents	24,534	3.6%	26,133	3.9%	(1,599)	(99)	26,034	(1,500)
Purchased services	33,116	4.9%	28,582	4.3%	4,534	(111)	28,471	4,645
Depreciation and amortization	77,169	11.4%	81,878	12.3%	(4,709)	(542)	81,336	(4,167)
Diesel fuel used in train operations	47,140	7.0%	48,733	7.3%	(1,593)	(285)	48,448	(1,308)
Casualties and insurance	17,829	2.6%	16,613	2.5%	1,216	(54)	16,559	1,270
Materials	27,716	4.1%	26,353	4.0%	1,363	(111)	26,242	1,474
Trackage rights	22,095	3.3%	19,639	2.9%	2,456	(16)	19,623	2,472
Net loss/(gain) on sale and impairment of assets	358	0.1%	(1,618)	(0.2)%	1,976	3	(1,615)	1,973
Restructuring and related costs	1,230	0.2%	41	—%	1,189	—	41	1,189
Other expenses, net	43,720	6.5%	44,193	6.6%	(473)	(147)	44,046	(326)
Total operating expenses	$520,717	77.2%	$511,753	76.9%	$8,964	$(2,162)	$509,591	$11,126
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following information discusses the significant changes in operating expenses of our North American Operations excluding a decrease of $2.2 million due to the impact of foreign currency depreciation.
Labor and benefits expense was $225.8 million for the six months ended June 30, 2019, compared with $220.4 million for the six months ended June 30, 2018, an increase of $5.4 million, or 2.5%. The increase consisted of $6.8 million, or 3.1%, from existing operations, partially offset by a decrease of $1.4 million from the expired Canadian leases. The increase from existing operations was primarily due to annual wage increases and $2.1 million of expense representing the mark-to-market impact on our deferred compensation plan liabilities. This expense was offset by $2.1 million of mark-to-market earnings on investment assets associated with the deferred compensation plan recognized in other non-operating income.

Equipment rents expense was $24.5 million for the six months ended June 30, 2019, compared with $26.0 million for the six months ended June 30, 2018, a decrease of $1.5 million, or 5.8%. The decrease consisted of $1.3 million, or 5.2%, from existing operations and $0.2 million from the expired Canadian leases. The decrease from existing operations was primarily due to decreases in car hire expense.
Purchased services expense was $33.1 million for the six months ended June 30, 2019, compared with $28.5 million for the six months ended June 30, 2018, an increase of $4.6 million, or 16.3%. The increase consisted of $5.3 million, or 19.0%, from existing operations, partially offset by a decrease of $0.6 million from the expired Canadian leases. The increase from existing operations was primarily due to increases in track maintenance expense in 2019.
Depreciation and amortization expense was $77.2 million for the six months ended June 30, 2019, compared with $81.3 million for the six months ended June 30, 2018, a decrease of $4.2 million, or 5.1%. The decrease consisted of $6.8 million from the expired Canadian leases, partially offset by an increase of $2.6 million, or 3.5%, from existing operations. The increase from existing operations was primarily attributable to a larger depreciable asset base in 2019 compared with 2018, reflecting capital spending in 2018.
The cost of diesel fuel used in train operations was $47.1 million for the six months ended June 30, 2019, compared with $48.4 million for the six months ended June 30, 2018, a decrease of $1.3 million, or 2.7%, which was primarily due to the expired Canadian leases.
Casualties and insurance expense was $17.8 million for the six months ended June 30, 2019, compared with $16.6 million for the six months ended June 30, 2018, an increase of $1.3 million, or 7.7%, primarily due to increased derailment expense in the first quarter of 2019, partially offset by decreased derailment expense in the second quarter of 2019 and a gain on an insurance recovery from a business interruption claim related to Hurricane Michael in the southern United States in October 2018.
Materials expense was $27.7 million for the six months ended June 30, 2019, compared with $26.2 million for the six months ended June 30, 2018, an increase of $1.5 million, or 5.6%. The increase consisted of $1.6 million, or 6.3%, from existing operations, partially offset by a decrease of $0.2 million from the expired Canadian leases. The increase in existing operations was primarily due to increases in track maintenance expense in 2019.
Trackage rights expense was $22.1 million for the six months ended June 30, 2019, compared with $19.6 million for the six months ended June 30, 2018, an increase of $2.5 million, or 12.6%. The increase was primarily attributable to increased traffic at port switching locations and increased rail traffic.
Net loss on the sale and impairment of assets was $0.4 million for the six months ended June 30, 2019, compared with a net gain on the sale and impairment of assets of $1.6 million for the six months ended June 30, 2018, a change of $2.0 million. The net loss for the six months ended June 30, 2019 was primarily attributable to an impairment of assets related to the expiration of a lease of a rail line in the southeastern United States, partially offset by a gain on the sale of land in the northeastern United States.
Restructuring costs for the six months ended June 30, 2019 of $1.2 million were primarily related to the consolidation of our Central Region.
Operating Income/Operating Ratio
Operating income from our North American Operations was $153.6 million for the six months ended June 30, 2019, compared with $153.4 million for the six months ended June 30, 2018. Operating income for the six months ended June 30, 2019 and 2018 included corporate development and related costs of $2.7 million and $0.5 million, respectively. The operating ratio was 77.2% for the six months ended June 30, 2019, compared with 76.9% for the six months ended June 30, 2018.

Australian Operations
Operating Revenues
As previously disclosed, we own a controlling 51.1% interest in our Australian Operations, and therefore, we include 100% of our Australian Operations within our consolidated financial statements with a 48.9% noncontrolling interest recorded to reflect MIRA's ownership. The following table sets forth our Australian Operations operating revenues and carloads for the six months ended June 30, 2019 and 2018 (dollars in thousands):

	Six Months Ended June 30,		Increase/(Decrease) in Total Operations		Currency Impact on 2018 Total Operations*
	2019	2018	Amount	%
Freight revenues	$112,742	$129,086	$(16,344)	(12.7)%	$(10,863)
Freight-related revenues	15,891	22,078	(6,187)	(28.0)%	(1,852)
All other revenues	3,005	2,699	306	11.3%	(226)
Total operating revenues	$131,638	$153,863	$(22,225)	(14.4)%	$(12,941)
Carloads	271,773	291,480	(19,707)	(6.8)%
* Currency impact was calculated by comparing the 2018 results translated from local currency to United States dollars using 2019 exchange rates to the 2018 results in United States dollars as reported.
Freight Revenues
The following table sets forth the changes in our Australian Operations freight revenues by commodity group for the six months ended June 30, 2019 and 2018 (dollars in thousands):

			Increase/(Decrease) in Total Operations	Currency Impact	2018 Constant Currency*	Increase/(Decrease) Total Operations Constant Currency*
	Six Months Ended June 30,
Commodity Group	2019	2018
Agricultural Products	$6,053	$11,489	$(5,436)	$(963)	$10,526	$(4,473)
Coal and Coke	58,136	64,149	(6,013)	(5,406)	58,743	(607)
Intermodal	29,259	33,075	(3,816)	(2,780)	30,295	(1,036)
Metallic Ores	15,141	15,856	(715)	(1,333)	14,523	618
Minerals & Stone	3,855	4,181	(326)	(354)	3,827	28
Petroleum Products	298	336	(38)	(27)	309	(11)
Total	$112,742	$129,086	$(16,344)	$(10,863)	118,223	$(5,481)
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following table sets forth our Australian Operations freight revenues, carloads and average freight revenues per carload for the six months ended June 30, 2019 and 2018 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads		Average Freight Revenues Per Carload

	Six Months Ended June 30,				Six Months Ended June 30,		Six Months Ended June 30,
	2019		2018 Constant Currency*
Commodity Group	Amount	% of Total	Amount	% of Total	2019	2018	2019	2018	2018 Constant Currency*
Agricultural Products	$6,053	5.4%	$10,526	8.9%	8,484	27,287	$713	$421	$386
Coal & Coke	58,136	51.6%	58,743	49.7%	196,251	194,138	296	330	303
Intermodal	29,259	25.9%	30,295	25.6%	24,995	26,711	1,171	1,238	1,134
Metallic Ores	15,141	13.4%	14,523	12.3%	10,629	10,457	1,424	1,516	1,389
Minerals & Stone	3,855	3.4%	3,827	3.2%	31,290	32,754	123	128	117
Petroleum Products	298	0.3%	309	0.3%	124	133	2,403	2,526	2,323
Total	$112,742	100.0%	$118,223	100.0%	271,773	291,480	$415	$443	$406
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.

Total traffic from our Australian Operations decreased 19,707 carloads, or 6.8%, to 271,773 carloads for the six months ended June 30, 2019, compared with the same period in 2018. The traffic decrease was primarily due to decreases of 18,803 carloads of agricultural products traffic, 1,716 carloads of intermodal traffic and 1,464 carloads of minerals and stone traffic, partially offset by an increase of 2,113 carloads of coal and coke traffic. All remaining traffic increased by a net 163 carloads.
Changes in average freight revenues per carload in a commodity group may be impacted by changes in customer rates, fuel surcharges, commodity mix and the mix of customer traffic within a commodity group. Excluding an 8.5% impact of foreign currency, average freight revenues per carload from our Australian Operations increased 2.2% to $415 for the six months ended June 30, 2019, compared with the same period in 2018. A change in the mix of commodities decreased average freight revenues per carload by 5.6%, while higher fuel surcharges increased average freight revenues per carload by 0.2%. Excluding these factors, average freight revenues per carload increased 7.6%.
The following information discusses the significant changes in our Australian Operations freight revenues by commodity group excluding the impact of foreign currency.
Agricultural products revenues decreased $4.5 million, or 42.5%. Agricultural products traffic decreased 18,803 carloads, or 68.9%, which decreased revenues by $13.4 million, while average freight revenues per carload increased 85.0%, which increased revenues by $8.9 million. The carload decrease was primarily due to a smaller grain harvest in 2019. The decrease in grain traffic resulted in higher average freight revenues per carload, primarily due to the rate structure for Australian grain traffic, which has both a fixed and variable component.
Intermodal revenues decreased $1.0 million, or 3.4%. Intermodal traffic decreased 1,716 carloads, or 6.4%, which decreased revenues by $2.0 million, while average freight revenues per carload increased 3.3%, which increased revenues by $1.0 million. The carload decrease was primarily due to service cancellations and decreased automotive movements.
Freight revenues from all remaining commodities combined had a net increase of less than $0.1 million.
Freight-Related Revenues
Excluding a $1.9 million decrease due to the impact of foreign currency depreciation, freight-related revenues from our Australian Operations, which includes revenues from railcar switching, track access rights, crewing services, storage and other ancillary revenues related to the movement of freight, decreased $4.3 million, or 21.4%, to $15.9 million for the six months ended June 30, 2019, compared with $20.2 million for the six months ended June 30, 2018. The decrease in freight-related revenues was primarily due to prolonged drought conditions in 2019, switching competition and a customer termination payment received in 2018.
All Other Revenues
Excluding the impact of foreign currency depreciation, all other revenues from our Australian Operations, which includes revenues from third-party railcar and locomotive repairs, property rentals and other ancillary revenues not directly related to the movement of freight, decreased to $3.0 million for the six months ended June 30, 2019, compared with $2.5 million for the six months ended June 30, 2018.
Operating Expenses
Total operating expenses from our Australian Operations for the six months ended June 30, 2019 decreased $4.5 million, or 4.0%, to $107.5 million, compared with $112.0 million for the six months ended June 30, 2018. The decrease in operating expenses included decreases of $9.5 million from the impact of foreign currency depreciation, $1.3 million in trackage rights expense, $1.1 million in purchased services expense and $1.0 million in the cost of diesel fuel used in operations, partially offset by increases of $1.7 million in restructuring and related costs and $1.0 million in labor and benefits expense. In addition, total operating expenses for the six months ended June 30, 2018 included a $6.3 million gain on settlement related to Arrium's voluntary administration that was recognized as an offset to other expenses, net.

The following table sets forth operating expenses from our Australian Operations for the six months ended June 30, 2019 and 2018 (dollars in thousands):

	Six Months Ended June 30,				Increase/(Decrease)	Currency Impact	2018 Constant Currency*	Increase/(Decrease) Constant Currency*
	2019		2018
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$35,740	27.1%	$37,918	24.7%	$(2,178)	$(3,201)	$34,717	$1,023
Equipment rents	1,884	1.4%	2,498	1.6%	(614)	(213)	2,285	(401)
Purchased services	11,023	8.4%	13,284	8.6%	(2,261)	(1,114)	12,170	(1,147)
Depreciation and amortization	28,603	21.7%	31,295	20.3%	(2,692)	(2,648)	28,647	(44)
Diesel fuel used in train operations	13,165	10.0%	15,483	10.1%	(2,318)	(1,300)	14,183	(1,018)
Casualties and insurance	2,955	2.2%	3,547	2.3%	(592)	(298)	3,249	(294)
Materials	5,491	4.2%	5,722	3.7%	(231)	(482)	5,240	251
Trackage rights	2,942	2.2%	4,578	3.0%	(1,636)	(385)	4,193	(1,251)
Net (gain)/loss on sale and impairment of assets	(59)	—%	(113)	(0.1)%	54	9	(104)	45
Restructuring and related costs	1,686	1.3%	—	—%	1,686	—	—	1,686
Other expenses, net	4,050	3.1%	(2,221)	(1.4)%	6,271	121	(2,100)	6,150
Total operating expenses	$107,480	81.6%	$111,991	72.8%	$(4,511)	$(9,511)	$102,480	$5,000
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following information discusses the significant changes in operating expenses of our Australian Operations excluding a decrease of $9.5 million due to the impact of foreign currency depreciation.
Labor and benefits expense was $35.7 million for the six months ended June 30, 2019, compared with $34.7 million for the six months ended June 30, 2018, an increase of $1.0 million, or 2.9%. The increase from existing operations was primarily due to $2.6 million of expense associated with amending an enterprise bargaining agreement, partially offset by a decrease in labor expense attributable to a smaller grain harvest in 2019.
Purchased services expense was $11.0 million for the six months ended June 30, 2019, compared with $12.2 million for the six months ended June 30, 2018, a decrease of $1.1 million, or 9.4%. The decrease was primarily due to the timing of track maintenance, decreased unscheduled repairs in 2019 and decreased infrastructure services.
The cost of diesel fuel used in train operations was $13.2 million for the six months ended June 30, 2019, compared with $14.2 million for the six months ended June 30, 2018, a decrease of $1.0 million, or 7.2%. The decrease consisted of $1.7 million due to a 10.9% decrease in diesel fuel consumption, partially offset by an increase of $0.7 million due to a 4.1% increase in average fuel cost per gallon.
Trackage rights expense was $2.9 million for the six months ended June 30, 2019, compared with $4.2 million for the six months ended June 30, 2018, a decrease of $1.3 million, or 29.8%. The decrease was primarily due to lower volumes related to drought affected harvests and decreased intermodal activity in 2019.
Restructuring and related costs of $1.7 million for the six months ended June 30, 2019 were primarily related to a severance provision associated with the termination of grain service on the Eyre Peninsula.
Other expenses, net for the six months ended June 30, 2018 included a $6.3 million gain on settlement related to Arrium's voluntary administration.
Operating Income/Operating Ratio
Operating income from our Australian Operations was $24.2 million for the six months ended June 30, 2019, compared with $41.9 million for the six months ended June 30, 2018. Operating income for the six months ended June 30, 2019 included $2.6 million of expense associated with amending an enterprise bargaining agreement and $1.7 million of expense primarily related to a severance provision associated with the termination of grain service on the Eyre Peninsula. Operating income for the six months ended June 30, 2018 included a $6.3 million gain on a settlement related to Arrium's voluntary administration. The operating ratio was 81.6% for the six months ended June 30, 2019, compared with 72.8% for the six months ended June 30, 2018.

U.K./European Operations
Operating Revenues
The following table sets forth our U.K./European Operations total operating revenues for the six months ended June 30, 2019 and 2018. The table below also reflects the calculation of our U.K./European Operations existing operations by subtracting the revenues and carloads from the divested ERS operations from our U.K./European total operations for the six months ended June 30, 2019 and 2018 (dollars in thousands):

	Six Months Ended June 30,				Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations		Currency Impact on 2018 Total Operations*	Currency Impact on 2018 Existing Operations*
		2018
	2019	Total Operations	Divested Operations	Existing Operations	Amount	%	Amount	%
Freight revenues	$162,784	$183,500	$17,086	$166,414	$(20,716)	(11.3)%	$(3,630)	(2.2)%	$(11,862)	$(10,599)
Freight-related revenues	132,156	134,222	7,006	127,216	(2,066)	(1.5)%	4,940	3.9%	(8,218)	(7,744)
All other revenues	28,698	32,879	21	32,858	(4,181)	(12.7)%	(4,160)	(12.7)%	(1,992)	(1,990)
Total operating revenues	$323,638	$350,601	$24,113	$326,488	$(26,963)	(7.7)%	$(2,850)	(0.9)%	$(22,072)	$(20,333)
Carloads	455,343	517,830	50,949	466,881	(62,487)	(12.1)%	(11,538)	(2.5)%
* Currency impact was calculated by comparing the 2018 results translated from local currency to United States dollars using 2019 exchange rates to the 2018 results in United States dollars as reported.
Freight Revenues
The following table sets forth our U.K./European Operations total freight revenues for the six months ended June 30, 2019 and 2018. The table below also reflects the calculation of our U.K./European Operations existing operations by subtracting the revenues from the divested ERS operations from our U.K./ European Operations total operations for the six months ended June 30, 2019 and 2018 (dollars in thousands):

	Six Months Ended June 30,				Increase/(Decrease) in Existing Operations	Currency Impact on Existing Operations	2018 Constant Currency Existing Operations*	Increase/(Decrease) in Existing Operations Constant Currency*
		2018
Commodity Group	2019	Total Operations	Divested Operations	Existing Operations
Agricultural Products	$1,248	$2,020	$—	$2,020	$(772)	$(171)	$1,849	$(601)
Coal & Coke	5,589	6,163	—	6,163	(574)	(426)	5,737	(148)
Intermodal	117,502	133,804	17,086	116,718	784	(6,955)	109,763	7,739
Minerals & Stone	37,037	41,505	—	41,505	(4,468)	(3,047)	38,458	(1,421)
Petroleum Products	1,408	8	—	8	1,400	—	8	1,400
Total	$162,784	$183,500	$17,086	$166,414	$(3,630)	$(10,599)	$155,815	$6,969
*Constant currency amounts reflect the prior period Total Ongoing Operations translated at the current period exchange rates.
The following table sets forth our U.K./European Operations freight revenues, carloads and average freight revenues per carload for the six months ended June 30, 2019 and 2018 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads		Average Freight Revenues Per Carload

	Six Months Ended June 30,				Six Months Ended June 30,		Six Months Ended June 30,
	2019		2018 Constant Currency*
Commodity Group	Amount	% of Total	Amount	% of Total	2019	2018	2019	2018	2018 Constant Currency*
Agricultural Products	$1,248	0.8%	$1,849	1.1%	926	1,573	$1,348	$1,284	$1,175
Coal & Coke	5,589	3.4%	5,737	3.3%	9,939	9,933	562	620	578
Intermodal	117,502	72.2%	125,586	73.2%	353,968	411,838	332	325	305
Minerals & Stone	37,037	22.7%	38,458	22.4%	83,990	94,466	441	439	407
Petroleum Products	1,408	0.9%	8	—%	6,520	20	216	400	400
Total	$162,784	100.0%	$171,638	100.0%	455,343	517,830	$357	$354	$331
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.

Total traffic from our U.K./European Operations decreased 62,487 carloads, or 12.1%, to 455,343 carloads for the six months ended June 30, 2019, compared with the same period in 2018. Excluding traffic from our divested ERS operations, existing operations traffic decreased 11,538 carloads, or 2.5%. The decrease in traffic from existing operations was primarily due to decreases of 10,476 carloads of minerals and stone traffic and 6,921 carloads of intermodal traffic, partially offset by an increase of 6,500 carloads of petroleum products traffic. All remaining traffic decreased by a net 641 carloads.
Changes in average freight revenues per carload in a commodity group may be impacted by changes in customer rates, fuel surcharges, commodity mix and the mix of customer traffic within a commodity group. Excluding a 7.1% impact of foreign currency, average freight revenues per carload from our U.K./European Operations increased 7.9% to $357 for the six months ended June 30, 2019, compared with the same period in 2018. Average freight revenues per carload from existing operations, excluding the impact of foreign currency, increased 6.9% to $357 for the six months ended June 30, 2019, compared with the same period in 2018.
The following information discusses the significant changes in our U.K./European Operations freight revenues by commodity group excluding the impact of foreign currency and the divested ERS operations.
Intermodal revenues increased $7.7 million, or 7.1%. Intermodal average freight revenues per carload increased 9.2%, which increased revenues by $10.0 million, while traffic decreased 6,921 carloads, or 1.9%, which decreased revenues by $2.3 million. The increase in average freight revenues per carload was primarily due to stronger pricing in the U.K. The decrease in carloads was primarily due to temporary rail network outages.
Minerals and stone revenues decreased $1.4 million, or 3.7%. Minerals and stone traffic decreased 10,476 carloads, or 11.1%, which decreased revenues by $4.6 million, while average freight revenues per carload increased 8.3%, which increased revenues by $3.2 million. The carload decrease was due to lower construction aggregates shipments in Poland primarily as a result of unfavorable weather conditions, partially offset by higher construction aggregates shipments in the U.K. The increase in average freight revenues per carload was primarily due to stronger pricing.
Petroleum products revenues increased $1.4 million, primarily due to an increase in traffic of 6,500 carloads. The carload increase was primarily due to a new customer contract in the U.K.
Freight revenues from all remaining commodities decreased by $0.7 million.
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
Freight-related revenues from our U.K./European Operations were $132.2 million for the six months ended June 30, 2019, compared with $134.2 million for the six months ended June 30, 2018, a decrease of $2.1 million, or 1.5%. Excluding a decrease of $8.2 million due to the impact of foreign currency depreciation and $6.5 million from our divested ERS operations, freight-related revenues from our existing operations increased $12.7 million, or 10.6%, for the six months ended June 30, 2019, compared with $119.5 million for the six months ended June 30, 2018. The increase in freight-related revenues from our existing operations was primarily due to increased rates on trucking, switching and storage services in the U.K. and increased crewing services in Poland, partially offset by a decrease in infrastructure services in the U.K.
All Other Revenues
All other revenues from our U.K./European Operations includes revenues from container sales, third-party car and locomotive repairs, property rentals and other ancillary revenues not directly related to the movement of freight. All other revenues from our U.K./European Operations were $28.7 million for the six months ended June 30, 2019, compared with $32.9 million for the six months ended June 30, 2018, a decrease of $4.2 million, or 12.7%. Excluding a $2.0 million decrease due to the impact of foreign currency depreciation, all other revenues from our existing operations decreased $2.2 million, or 7.0%, for the six months ended June 30, 2019, compared with $30.9 million for the six months ended June 30, 2018. The decrease in all other revenues from our existing operations was primarily due to reduced management and technical support revenues in Saudi Arabia and decreased container sales in 2019.

Operating Expenses
Total operating expenses from our U.K./European Operations were $327.5 million for the six months ended June 30, 2019, compared with $355.9 million for the six months ended June 30, 2018, a decrease of $28.4 million, or 8.0%. The decrease consisted of $22.3 million due to the impact of foreign currency depreciation and $20.9 million from divested operations, partially offset by a $14.8 million increase from existing operations. The increase from existing operations included increases of $5.5 million in labor and benefits expense, $3.2 million in restructuring and related costs, $3.1 million in purchased services expense, $2.2 million in other expenses, net, $2.0 million in depreciation and amortization expense and $1.1 million in equipment rents expense, partially offset by a decrease of $1.5 million in materials expense.
The following table sets forth operating expenses from our U.K./European Operations for the six months ended June 30, 2019 and 2018 (dollars in thousands):

	Six Months Ended June 30,				Increase/(Decrease)	Currency Impact	2018 Constant Currency*	Increase/(Decrease) Constant Currency*
	2019		2018
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$102,701	31.7%	$104,430	29.8%	$(1,729)	$(6,392)	$98,038	$4,663
Equipment rents	37,825	11.7%	40,258	11.5%	(2,433)	(2,632)	37,626	199
Purchased services	61,143	18.9%	83,281	23.8%	(22,138)	(5,336)	77,945	(16,802)
Depreciation and amortization	19,371	6.0%	18,562	5.3%	809	(1,146)	17,416	1,955
Diesel fuel used in train operations	25,836	8.0%	27,558	7.9%	(1,722)	(1,759)	25,799	37
Electricity used in train operations	4,550	1.4%	4,278	1.2%	272	(283)	3,995	555
Casualties and insurance	2,427	0.7%	2,790	0.8%	(363)	(176)	2,614	(187)
Materials	29,307	9.0%	32,770	9.3%	(3,463)	(1,996)	30,774	(1,467)
Trackage rights	18,330	5.7%	20,064	5.7%	(1,734)	(1,323)	18,741	(411)
Net loss/(gain) on sale and impairment of assets	(809)	(0.2)%	(128)	—%	(681)	(14)	(142)	(667)
Restructuring and related costs	12,279	3.8%	9,604	2.7%	2,675	(497)	9,107	3,172
Other expenses, net	14,502	4.5%	12,402	3.5%	2,100	(792)	11,610	2,892
Total operating expenses	$327,462	101.2%	$355,869	101.5%	$(28,407)	$(22,346)	$333,523	$(6,061)
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following information discusses the significant changes in operating expenses of our U.K./European Operations excluding a decrease of $22.3 million due to the impact of foreign currency depreciation.
Labor and benefits expense was $102.7 million for the six months ended June 30, 2019, compared with $98.0 million for the six months ended June 30, 2018, an increase of $4.7 million, or 4.8%. The increase consisted of $5.5 million from existing operations, partially offset by a decrease of $0.8 million from divested operations. The increase from existing operations was primarily due to annual wage increases and an increase in headcount to support increased infrastructure services and new aggregate business expected to commence in the fourth quarter of 2019, partially offset by savings resulting from the U.K. Operations optimization program.
Purchased services expense was $61.1 million for the six months ended June 30, 2019, compared with $77.9 million for the six months ended June 30, 2018, a decrease of $16.8 million, or 21.6%. The decrease consisted of $19.9 million from divested operations, partially offset by an increase of $3.1 million from existing operations. The decrease was primarily due to crewing costs incurred in 2018 associated with our divested ERS operations. The increase from existing operations was primarily due to an increase in trucking activity and the timing of maintenance.
Depreciation and amortization expense was $19.4 million for the six months ended June 30, 2019, compared with $17.4 million for the six months ended June 30, 2018, an increase of $2.0 million, or 11.2%. The increase was primarily attributable to a larger depreciable asset base in 2019 compared with 2018, reflecting capital spending in 2018.
Materials expense, which primarily consists of the cost of containers sold to third parties, materials purchased for use in repairing and maintaining our locomotives, railcars and other equipment, as well as costs for general tools and supplies used in our business, was $29.3 million for the six months ended June 30, 2019, compared with $30.8 million for the six months ended June 30, 2018, a decrease of $1.5 million, or 4.8%. The decrease was primarily due to a decrease in container sales in 2019 and timing of roadway maintenance.

Restructuring and related costs for the six months ended June 30, 2019 and 2018 of $12.3 million and $9.1 million, respectively, were primarily related to our optimization activities in the U.K.
Other expenses, net were $14.5 million for the six months ended June 30, 2019, compared with $11.6 million for the six months ended June 30, 2018, an increase of $2.9 million, or 24.9%. The increase consisted of $2.2 million from existing operations and $0.7 million from divested operations. The increase from existing operations was primarily attributable to implementation costs associated with information technology initiatives.
Operating Loss and Operating Ratio
Our U.K./European Operations had an operating loss of $3.8 million for the six months ended June 30, 2019, compared with an operating loss of $5.3 million for the six months ended June 30, 2018. The operating loss for the six months ended June 30, 2019 included $12.3 million of restructuring and related costs primarily driven by our optimization activities in the U.K. The operating loss for the six months ended June 30, 2018 included $9.6 million, or $9.1 million excluding the impact of foreign currency, of restructuring and related costs. The operating ratio was 101.2% for the six months ended June 30, 2019, compared with 101.5% for the six months ended June 30, 2018.
Liquidity and Capital Resources
We had cash and cash equivalents of $82.4 million as of June 30, 2019, of which $41.3 million was from our Australian Operations, which we control through a 51.1% ownership interest. In accordance with our Australia partnership agreement with MIRA, the cash and cash equivalents of our Australian Operations can be used to make payments in the ordinary course of business, pay down debt of the Australia Partnership and make distributions to the partners in proportion to their investments. No such distributions were made during the six months ended June 30, 2019. During the six months ended June 30, 2018, the Australia Partnership made an A$40.0 million distribution, of which A$20.4 million (or $15.6 million at the exchange rate on June 5, 2018) and A$19.6 million (or $14.9 million at the exchange rate on June 5, 2018) were distributed to us and MIRA, respectively.
Based on current expectations, we believe our cash, together with our other liquid assets, anticipated future cash flows from operations, availability under our credit agreement and access to debt and equity capital markets and other sources of available financing will be sufficient to fund expected operating, capital and debt service requirements and other financial commitments for the foreseeable future. As of June 30, 2019, we had $586.1 million of unused borrowing capacity under our credit agreement.
As of June 30, 2019, we had long-term debt, including current portion, of $2,338.5 million, which comprised 38.8% of our total capitalization. As of December 31, 2018, we had long-term debt, including current portion, of $2,453.5 million, which comprised 40.3% of our total capitalization. Our long-term debt, including current portion, consisted of the following as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019	December 31, 2018
Senior secured credit facility	$1,654,098	$1,783,423
Australian senior secured credit facility(a)	448,266	458,166
Australian subordinated shareholder loan from MIRA(b)	166,962	167,796
Other debt	86,416	64,261
Less: deferred financing fees	(17,262)	(20,108)
Total debt	$2,338,480	$2,453,538
(a) Standalone credit agreement is non-recourse to us and MIRA.
(b) Shareholder loan is non-recourse to us.
During the six months ended June 30, 2019 and 2018, we generated $223.1 million and $231.3 million, respectively, of cash from operating activities. Changes in working capital decreased net cash flows by $23.9 million and $20.3 million for the six months ended June 30, 2019 and 2018, respectively.

During the six months ended June 30, 2019 and 2018, our cash used in investing activities was $81.4 million and $110.8 million, respectively. For the six months ended June 30, 2019, the primary drivers of cash used in investing activities were $144.7 million of cash used for capital expenditures, including $26.8 million related to capital expenditures accrued in 2018, partially offset by $14.9 million of cash received from grants from outside parties for capital spending and $45.4 million of cash received from the settlement of certain derivative investments. For the six months ended June 30, 2018, primary drivers of cash used in investing activities were $133.3 million of cash used for capital expenditures, including $20.1 million related to capital expenditures accrued in 2017, partially offset by $12.9 million in cash received from grants from outside parties for capital spending and $7.9 million of net proceeds received from the sale of ERS.
During the six months ended June 30, 2019 and 2018, our cash used in financing activities was $152.9 million and $131.4 million, respectively. For the six months ended June 30, 2019, the primary drivers of cash used in financing activities were net payments on outstanding debt of $140.6 million, $4.8 million for common share repurchases and $4.7 million for the purchase of additional shares in Freightliner Australia from its noncontrolling interest holders. For the six months ended June 30, 2018, the primary drivers of cash used in financing activities were $192.3 million for common share repurchases and $14.9 million of cash distributed to MIRA, partially offset by a net increase in outstanding debt of $88.3 million. For additional information regarding our common share repurchases, see Note 3, Earnings Per Common Share, to our Consolidated Financial Statements set forth in "Part I Item 1. Financial Statements" of this quarterly report.
Property Insurance
We recently completed our annual property insurance renewal, which takes effect on August 1, 2019. Effective with this renewal, our property policies will have various self-insured retentions, which vary based on the type and location of the incident, up to $10.0 million.
2019 Capital Expenditures
During the six months ended June 30, 2019, we incurred $140.3 million in aggregate capital expenditures related to current year projects of which we paid $118.0 million in cash and accrued $22.3 million in accounts payable as of June 30, 2019. We expect to receive $11.5 million of grants from outside parties related to these current year projects, which was included in outstanding grant receivables from outside parties as of June 30, 2019.
The following table sets forth our capital expenditures related to current year projects incurred by segment for the six months ended June 30, 2019 (dollars in thousands):

	Six Months Ended June 30, 2019
	North American Operations	Australian Operations	U.K./European Operations	Total
Capital Expenditures:
Track and equipment, self-funded	$103,184	$4,637	$17,187	$125,008
Track and equipment, subject to third-party funding	7,992	—	—	7,992
New business investments	1,208	6,117	—	7,325
Gross capital expenditures	112,384	10,754	17,187	140,325
Grants from outside parties	(13,993)	—	—	(13,993)
Net capital expenditures	$98,391	$10,754	$17,187	$126,332
Cash paid for purchases of property and equipment during the six months ended June 30, 2019 of $144.7 million consisted of $118.0 million for 2019 capital projects and $26.8 million related to capital expenditures accrued in 2018. Grant proceeds from outside parties received during the six months ended June 30, 2019 of $14.9 million were primarily related to our capital expenditures from prior years.
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
Our off-balance sheet arrangements as of December 31, 2018 consisted of operating lease obligations. Effective January 1, 2019, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), which required lessees to now recognize operating leases on their balance sheet as a right-of-use asset with a corresponding liability. See Note 5, Leases, to our Consolidated Financial Statements set forth in "Part I Item 1. Financial Statements" of this quarterly report for additional information regarding this standard. As of June 30, 2019, we had no off-balance sheet arrangements.
Impact of Foreign Currencies on Consolidated Results
As more fully described in Note 13, Segment Information, to our Consolidated Financial Statements set forth in "Part I Item 1. Financial Statements" of this quarterly report, the results of operations of our foreign entities are maintained in the respective local currency and then translated into United States dollars at the applicable exchange rates for inclusion in the consolidated financial statements. When comparing the effects of average foreign currency exchange rates on operating revenues and operating expenses during the three and six months ended June 30, 2019 and 2018, foreign currency translation had a negative impact on our consolidated operating revenues and a positive impact on our consolidated operating expenses. Currency effects related to operating revenues and operating expenses are presented within the discussion of these respective items included within this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
During the six months ended June 30, 2019, we settled certain of our British pound forward contracts, which had notional amounts totaling £120.0 million and received cash proceeds of $26.1 million. In addition, we settled our cross-currency swap agreements, which had notional amounts totaling A$248.9 million, and received cash proceeds of €17.0 million (or $19.3 million at the exchange rate on June 30, 2019).
In June 2019, we entered into two new cross-currency swap agreements designated as a fair value hedges and a cross-currency swap designated as a net investment hedge (see Note 6, Derivative Financial Instruments, to our Consolidated Financial Statements set forth in "Part I Item 1. Financial Statements" of this quarterly report).

ITEM 4.	CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures — We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, the disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Internal Control Over Financial Reporting — There were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
For a discussion of our potential risks or uncertainties, please see Risk Factors in Part I Item 1A of the Company's 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Except for the risks described below, there have been no material changes to the risk factors disclosed in the 2018 Annual Report.
There are risks and uncertainties associated with the proposed merger.
On July 1, 2019, G&W entered into an Agreement and Plan of Merger (the Merger Agreement), by and among G&W, DJP XX, LLC, a Delaware limited liability company (Parent), and MKM XXII Corp., a Delaware corporation and a wholly owned subsidiary of Parent (Merger Sub), pursuant to which Merger Sub will be merged with and into G&W (the Merger) with G&W surviving the Merger as a wholly-owned subsidiary of Parent. The proposed Merger will result in G&W becoming a privately-held company.
Completion of the proposed Merger is subject to various conditions, including, among others, (i) the adoption of the Merger Agreement by holders of 66 2/3% of the voting power of the outstanding shares of G&W’s common stock, (ii) the absence of any law, injunction or other order that prohibits the consummation of the Merger, (iii) the approval or authorization of, or exemption by, the Surface Transportation Board, (iv) receipt of other antitrust and regulatory approvals, including approval of the Committee on Foreign Investment in the United States, and (v) other customary closing conditions, including the accuracy of each party’s representations and warranties and each party’s compliance with its covenants and agreements contained in the Merger Agreement (subject in the case of this clause (v) to certain materiality qualifiers). We cannot provide any assurance that these conditions will be met or waived, or that we will be able to successfully consummate the proposed Merger as provided for under the Merger Agreement, or at all.
In this regard, we face risks and uncertainties due both to the pendency of the proposed Merger as well as the potential failure to consummate the proposed Merger, including:

•	the occurrence of any event, change or other circumstances that could give us or Parent the right to terminate the Merger Agreement;

•	the outcome of any legal proceedings that may be instituted against us with respect to the proposed Merger;

•	the risk that we may not obtain the required stockholder approval on the expected schedule or at all;

•
the ability to obtain regulatory approvals and satisfy other closing conditions to the proposed Merger in a timely manner or at all, including the risk that regulatory approvals required for the proposed Merger are not obtained or are obtained subject to conditions that are not anticipated;

•	delay in closing the proposed Merger;

•	business disruptions from the proposed Merger that may harm our business, including our current plans and operations;

•	adverse effects on our ability to retain and hire key personnel or maintain relationships with customers or on our operating results and business generally;

•	the risk that developments with respect to the proposed Merger could have adverse effects on the market price of our common stock;

•	certain restrictions during the pendency of the proposed Merger that may impact our ability to pursue certain business opportunities or strategic transactions; and

•
the risk that G&W will be required to pay Parent a termination fee of $194 million in the event the Merger Agreement is terminated by G&W or Parent under certain circumstances specified in the Merger Agreement, including upon a termination by G&W in connection with G&W’s entry into a superior proposal (which termination fee would be payable even if such superior proposal is not consummated).

In addition, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger, and these fees and costs are payable by us regardless of whether the proposed Merger is consummated.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
There were no unregistered sales of equity securities for the period covered by this Quarterly Report on Form 10-Q.
Issuer Purchases of Equity Securities

Period in 2019	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)(1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Shares (or Units) (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (2)
April 1 to April 30	92	$82.00	—	$335,000,045
May 1 to May 30	—	$—	—	$335,000,045
June 1 to June 30	15	$82.00	—	$335,000,045
Total	107	$82.00	—
(1) The 107 shares acquired in the three months ended June 30, 2019 represent common stock acquired by us from our employees who surrendered shares in lieu of cash either to fund their exercise of stock options or to pay taxes on equity awards granted under our Fourth Amended and Restated 2004 Omnibus Plan.
(2) In November 2018, the Board of Directors authorized the repurchase of $500 million of our Class A Common Stock. During the three months ended June 30, 2019, we did not purchase any shares of our Class A Common Stock under the repurchase program. In connection with entering into the Merger Agreement, we suspended future share repurchases under the repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
None.

ITEM 6.	EXHIBITS.
For a list of exhibits, see Index to Exhibits in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

INDEX TO EXHIBITS

Number	Description

2.1
Agreement and Plan of Merger, dated as of July 1, 2019, by and among Genesee & Wyoming Inc., DJP XX, LLC and MKM XXII Corp., is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2019.

*2.2
Partnership Interest Sale Agreement, dated August 4, 2019, by and among GWI Holding B.V., GWI International Pty Ltd, GWI International B.V., Macquarie Australian Infrastructure Management 1 Limited as trustee for the PGGM Ibis LP Trust, as the Buyer, Brookfield Infrastructure Group LLC and trustees, guarantors and partners thereto

3.1	Second Amended and Restated By-laws of Genesee & Wyoming Inc., is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2019.

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

*32.1	Section 1350 Certification

*101
The following financial information from Genesee & Wyoming Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and 2018, (iv) Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2019 and 2018, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018, and (vi) the Notes to Consolidated Financial Statements.

*104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101)
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

GENESEE & WYOMING INC.

Date:	August 7, 2019	By:	/s/ TIMOTHY J. GALLAGHER
		Name:	Timothy J. Gallagher
		Title:	Chief Financial Officer (Principal Financial Officer)

Date:	August 7, 2019	By:	/s/ CHRISTOPHER F. LIUCCI
		Name:	Christopher F. Liucci
		Title:	Chief Accounting Officer (Principal Accounting Officer)