Form 10-Q
period 2019-09-30
GENESEE & WYOMING INC
filed 2019-11-06
CIK 1012620

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
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes    ☒  No
Shares of common stock outstanding as of the close of business on October 31, 2019:

Class	Number of Shares Outstanding
Class A Common Stock	57,037,678
Class B Common Stock	2,072

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
Forward-Looking Statements
This report and other documents referred to in this report contain forward-looking statements regarding future events and the future performance of Genesee & Wyoming Inc. that are based on current expectations, estimates and projections about our industry, our business and our performance, management's beliefs and assumptions made by management. Words such as "anticipates," "intends," "plans," "believes," "could," "should," "seeks," "expects," "will," "estimates," "trends," "outlook," variations of these words and similar expressions are intended to identify these forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast, including the following: the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement with affiliates of Brookfield Infrastructure and GIC; the inability to complete the proposed merger due to the failure to satisfy other conditions to completion of the proposed merger, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the transaction; risks related to disruption of management’s attention from G&W's ongoing business operations due to the transaction; the effect of the proposed merger on G&W's ability to retain and hire key personnel or maintain relationships with its customers, operating results and business generally; the risk that the proposed merger will not be consummated in a timely manner; exceeding the expected costs of the merger; risks related to the operation of our railroads; severe weather conditions and other natural occurrences, which could result in shutdowns, derailments, railroad network and port congestion or other substantial disruption of operations; customer demand and changes in our operations or loss of important customers; exposure to the credit risk of customers and counterparties; changes in commodity prices; consummation and integration of acquisitions; implementation of restructuring plans; economic, political and industry conditions, including employee strikes or work stoppages; retention and contract continuation; our ability to attract and retain skilled workers; legislative and regulatory developments, including changes in environmental and other laws and regulations to which we or our customers are subject; increased competition in relevant markets; funding needs and financing sources, including our ability to obtain government funding for capital projects; international complexities of operations, currency fluctuations, finance, tax and decentralized management; challenges of managing rapid growth, including retention and development of senior leadership; unpredictability of fuel costs; susceptibility to and outcome of various legal claims, lawsuits and arbitrations; increase in, or volatility associated with, expenses related to estimated claims, self-insured retention amounts and insurance coverage, collectability and limits; consummation of new business opportunities; decrease in revenues and/or increase in costs and expenses; susceptibility to the risks of doing business in foreign countries; uncertainties arising from a referendum in which voters in the United Kingdom (U.K.) approved an exit from the European Union (E.U.), commonly referred to as Brexit; our ability to integrate acquired businesses successfully or to realize the expected synergies associated with acquisitions; risks associated with our substantial indebtedness; failure to maintain satisfactory working relationships with partners in Australia; failure to maintain an effective system of internal control over financial reporting as well as disclosure controls and procedures and other risks including, but not limited to, those set forth in Part II Item 1A of this Quarterly Report on Form 10-Q, if any, and those noted in our 2018 Annual Report on Form 10-K under "Risk Factors." Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Forward-looking statements speak only as of the date of this report or as of the date they were made. We do not undertake, and expressly disclaim, any duty to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2019 and DECEMBER 31, 2018 (Unaudited)
(dollars in thousands, except per share and share amounts)

	September 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$86,912	$90,387
Accounts receivable, net	437,062	426,305
Materials and supplies	58,476	56,716
Prepaid expenses and other	36,275	54,185
Total current assets	618,725	627,593
PROPERTY AND EQUIPMENT, net	4,664,837	4,613,014
GOODWILL	1,096,095	1,115,849
INTANGIBLE ASSETS, net	1,362,963	1,430,197
DEFERRED INCOME TAX ASSETS, net	5,102	4,616
OTHER ASSETS	536,657	77,192
Total assets	$8,284,379	$7,868,461
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$38,951	$28,303
Accounts payable	278,418	288,070
Accrued expenses	245,874	165,280
Total current liabilities	563,243	481,653
LONG-TERM DEBT, less current portion	2,176,563	2,425,235
DEFERRED INCOME TAX LIABILITIES, net	884,402	877,721
DEFERRED ITEMS - grants from outside parties	344,813	326,520
OTHER LONG-TERM LIABILITIES	608,101	127,280
COMMITMENTS AND CONTINGENCIES
EQUITY:
Class A Common Stock, $0.01 par value, one vote per share; 180,000,000 shares authorized at September 30, 2019 and December 31, 2018; 75,696,850 and 75,240,513 shares issued and 56,663,012 and 56,349,327 shares outstanding (net of 19,033,838 and 18,891,186 shares in treasury) on September 30, 2019 and December 31, 2018, respectively	757	752
Class B Common Stock, $0.01 par value, ten votes per share; 30,000,000 shares authorized at September 30, 2019 and December 31, 2018; 376,392 and 517,138 shares issued and outstanding on September 30, 2019 and December 31, 2018, respectively	4	5
Additional paid-in capital	1,812,085	1,785,005
Retained earnings	2,638,043	2,482,252
Accumulated other comprehensive loss	(230,108)	(146,456)
Treasury stock, at cost	(711,922)	(699,852)
Total Genesee & Wyoming Inc. stockholders' equity	3,508,859	3,421,706
Noncontrolling interest	198,398	208,346
Total equity	3,707,257	3,630,052
Total liabilities and equity	$8,284,379	$7,868,461
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 and 2018 (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
OPERATING REVENUES	$583,694	$603,304	$1,713,263	$1,772,955
OPERATING EXPENSES:
Labor and benefits	175,500	175,853	539,751	539,407
Equipment rents	30,926	35,325	95,169	104,214
Purchased services	51,055	53,717	156,337	178,864
Depreciation and amortization	63,026	65,392	188,169	197,127
Diesel fuel used in train operations	41,533	45,713	127,674	137,487
Electricity used in train operations	1,794	2,742	6,344	7,020
Casualties and insurance	11,658	9,912	34,869	32,862
Materials	32,435	32,744	94,949	97,589
Trackage rights	21,266	22,838	64,633	67,119
Net gain on sale and impairment of assets	(641)	(642)	(1,151)	(2,501)
Restructuring and related costs	3,561	3,286	18,756	12,931
Other expenses, net	38,825	28,604	101,097	82,978
Total operating expenses	470,938	475,484	1,426,597	1,455,097
OPERATING INCOME	112,756	127,820	286,666	317,858
Interest income	1,244	417	2,615	1,499
Interest expense	(25,386)	(26,429)	(80,395)	(80,605)
Other income/(loss), net	1,132	1,515	4,165	(237)
Income before income taxes	89,746	103,323	213,051	238,515
Provision for income taxes	(19,975)	(31,013)	(53,101)	(41,569)
Net income	$69,771	$72,310	$159,950	$196,946
Less: Net income attributable to noncontrolling interest	2,979	2,720	3,011	8,090
Net income attributable to Genesee & Wyoming Inc.	$66,792	$69,590	$156,939	$188,856
Basic earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:	$1.18	$1.18	$2.78	$3.13
Weighted average shares – Basic	56,638	59,168	56,497	60,343
Diluted earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:	$1.16	$1.16	$2.74	$3.08
Weighted average shares – Diluted	57,532	60,131	57,297	61,255
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 and 2018 (Unaudited)
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
NET INCOME	$69,771	$72,310	$159,950	$196,946
OTHER COMPREHENSIVE INCOME/(LOSS):
Foreign currency translation adjustment, net of tax provision of ($2,068), $0, ($1,885) and $0, respectively	(36,647)	(9,501)	(32,641)	(59,042)
Net unrealized (loss)/gain on qualifying hedges, net of tax benefit/(provision) of $8,720, ($1,583), $19,430 and ($4,612), respectively	(27,462)	5,153	(61,139)	14,756
Changes in pension and other postretirement benefits, net of tax (provision)/benefit of ($8), ($14), $74 and ($42), respectively	60	43	(94)	129
Other comprehensive loss	(64,049)	(4,305)	(93,874)	(44,157)
COMPREHENSIVE INCOME	$5,722	$68,005	$66,076	$152,789
Less: Comprehensive loss attributable to noncontrolling interest	(4,759)	(2,179)	(7,211)	(9,495)
COMPREHENSIVE INCOME ATTRIBUTABLE TO GENESEE & WYOMING INC.	$10,481	$70,184	$73,287	$162,284
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 and 2018 (Unaudited)
(dollars in thousands)

	G&W Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Non-controlling Interest	Total Equity
BALANCE, December 31, 2018	$752	$5	$1,785,005	$2,482,252	$(146,456)	$(699,852)	$208,346	3,630,052
Net income	—	—	—	38,706	—	—	100	38,806
Other comprehensive (loss)/income	—	—	—	—	(6,989)	—	818	(6,171)
Conversion of 100,000 shares Class B Common Stock to Class A Common Stock	1	(1)	—	—	—	—	—	—
Value of stock issued for stock-based compensation - 164,732 shares Class A Common Stock	2	—	2,069	—	—	—	—	2,071
Compensation cost related to stock-based compensation	—	—	3,884	—	—	—	—	3,884
Value of treasury stock repurchased - 111,289 shares	—	—	—	—	—	(8,630)	—	(8,630)
Other	—	—	(832)	(1,104)	—	—	(796)	(2,732)
BALANCE, March 31, 2019	$755	$4	$1,790,126	$2,519,854	$(153,445)	$(708,482)	$208,468	$3,657,280
Net income/(loss)	—	—	—	51,441	—	—	(68)	51,373
Other comprehensive loss	—	—	—	—	(20,352)	—	(3,302)	(23,654)
Conversion of 40,746 shares Class B Common Stock to Class A Common Stock	—	—	—	—	—	—	—	—
Value of stock issued for stock-based compensation - 38,512 shares Class A Common Stock	1	—	2,095	—	—	—	—	2,096
Compensation cost related to stock-based compensation	—	—	4,227	—	—	—	—	4,227
Other (including treasury stock repurchased - 107 shares)	—	—	1,346	(44)	—	—	(1,722)	(420)
BALANCE, June 30, 2019	$756	$4	$1,797,794	$2,571,251	$(173,797)	$(708,482)	$203,376	$3,690,902
Net income	—	—	—	66,792	—	—	2,979	69,771
Other comprehensive loss	—	—	—	—	(56,311)	—	(7,738)	(64,049)
Value of stock issued for stock-based compensation - 112,347 shares Class A Common Stock	1	—	10,227	—	—	—	—	10,228
Compensation cost related to stock-based compensation	—	—	4,277	—	—	—	—	4,277
Value of treasury stock acquisitions from equity awards - 31,256 shares	—	—	—	—	—	(3,440)	—	(3,440)
Other	—	—	(213)	—	—	—	(219)	(432)
BALANCE, September 30, 2019	$757	$4	$1,812,085	$2,638,043	$(230,108)	$(711,922)	$198,398	$3,707,257
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 and 2018 (Unaudited)
(dollars in thousands) (continued)

	G&W Stockholders						Non-controlling Interest	Total Equity
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock
BALANCE, December 31, 2017	$748	$7	$1,757,332	$2,234,864	$(105,534)	$(236,951)	$245,626	$3,896,092
Net income	—	—	—	75,098	—	—	927	76,025
Other comprehensive income/(loss)	—	—	—	—	10,345	—	(4,018)	6,327
Value of stock issued for stock-based compensation - 115,897 shares Class A Common Stock	1	—	1,049	—	—	—	—	1,050
Compensation cost related to stock-based compensation	—	—	4,056	—	—	—	—	4,056
Value of treasury stock repurchased - 832,232 shares	—	—	—	—	—	(60,175)	—	(60,175)
Amounts reclassified from accumulated other comprehensive loss to retained earnings related to the United States Tax Cuts and Jobs Act	—	—	—	2,970	(2,970)	—	—	—
Other	—	—	—	—	—	—	1	1
BALANCE, March 31, 2018	$749	$7	$1,762,437	$2,312,932	$(98,159)	$(297,126)	$242,536	$3,923,376
Net income	—	—	—	44,168	—	—	4,443	48,611
Other comprehensive loss	—	—	—	—	(37,511)	—	(8,668)	(46,179)
Conversion of 30,000 shares Class B Common Stock to Class A Common Stock	—	—	—	—	—	—	—	—
Value of stock issued for stock-based compensation - 42,102 shares Class A Common Stock	1	—	1,856	—	—	—	—	1,857
Compensation cost related to stock-based compensation	—	—	4,515	—	—	—	—	4,515
Value of treasury stock repurchased - 1,873,170 shares	—	—	—	—	—	(134,952)	—	(134,952)
Distribution to noncontrolling interest	—	—	—	—	—	—	(14,898)	(14,898)
Other	—	—	—	—	—	—	48	48
BALANCE, June 30, 2018	$750	$7	$1,768,808	$2,357,100	$(135,670)	$(432,078)	$223,461	$3,782,378
Net income	—	—	—	69,590	—	—	2,720	72,310
Other comprehensive income/(loss)	—	—	—	—	594	—	(4,899)	(4,305)
Conversion of 130,000 shares Class B Common Stock to Class A Common Stock	2	(2)	—	—	—	—	—	—
Value of stock issued for stock-based compensation - 72,925 shares Class A Common Stock	—	—	5,902	—	—	—	—	5,902
Compensation cost related to stock-based compensation	—	—	4,458	—	—	—	—	4,458
Value of treasury stock acquisitions from equity awards - 893,705 shares	—	—	—	—	—	(78,167)	—	(78,167)
Other	—	—	—	—	—	—	(6)	(6)
BALANCE, September 30, 2018	$752	$5	$1,779,168	$2,426,690	$(135,076)	$(510,245)	$221,276	$3,782,570
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 and 2018 (Unaudited)
(dollars in thousands)

	Nine Months Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$159,950	$196,946
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	188,169	197,127
Stock-based compensation	12,371	13,029
Deferred income taxes	34,468	7,978
Gain on insurance recoveries	(2,500)	—
Net gain on sale and impairment of assets	(1,151)	(2,501)
Changes in assets and liabilities which provided/(used) cash:
Accounts receivable, net	2,594	(50,143)
Materials and supplies	(3,550)	3,133
Prepaid expenses and other	(4,519)	(11,663)
Accounts payable and accrued expenses	(7,065)	33,818
Other assets and liabilities, net	5,434	9,750
Net cash provided by operating activities	384,201	397,474
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(227,266)	(194,132)
Grant proceeds from outside parties	22,987	16,696
Proceeds from settlement of derivative transactions	45,360	—
Proceeds from sale of business	—	7,927
Insurance proceeds for replacement of assets	4,297	2,780
Proceeds from disposition of property and equipment	5,200	3,710
Contributions to joint ventures	(2,965)	(2,921)
Net cash used in investing activities	(152,387)	(165,940)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on revolving line-of-credit, long-term debt and finance lease obligations	(426,276)	(799,726)
Proceeds from revolving line-of-credit and long-term debt	195,335	854,679
Debt amendment/issuance costs	—	(5,318)
Purchase of additional shares in Freightliner Australia	(4,696)	—
Common share repurchases	(4,796)	(270,488)
Distribution to noncontrolling interest	—	(14,898)
Installment payments on Freightliner deferred consideration	(2,522)	(6,255)
Other financing related activities, net	6,534	5,006
Net cash used in financing activities	(236,421)	(237,000)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,132	(939)
DECREASE IN CASH AND CASH EQUIVALENTS	(3,475)	(6,405)
CASH AND CASH EQUIVALENTS, beginning of period	90,387	80,472
CASH AND CASH EQUIVALENTS, end of period	$86,912	$74,067
The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:
The interim consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and are unaudited. They do not contain all disclosures which would be required in a full set of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, the unaudited financial statements for the three and nine months ended September 30, 2019 and 2018 are presented on a basis consistent with the audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods presented. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The consolidated balance sheet data for 2018 was derived from the audited financial statements in the Company's 2018 Annual Report on Form 10-K, but does not include all disclosures required by U.S. GAAP.
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
During the process of preparing the Form 10-K for the year ended December 31, 2018, the Company determined that there was an error in and revised its statement of cash flows for the nine months ended September 30, 2018, which resulted in the following offsetting adjustments: an increase of $33.0 million in principal payments on revolving line-of-credit, long-term debt and capital lease obligations, representing cash outflows from financing activities, and an increase of $33.0 million in proceeds from revolving line-of-credit and long-term debt, representing cash inflows from financing activities. There was no effect on any other section of the Company's statement of cash flows, and this revision had no impact on the Company's consolidated balance sheet as of December 31, 2018 or the Company's consolidated statements of operations or comprehensive income for the three and nine months ended September 30, 2018. The Company does not consider this revision material to any previously issued consolidated financial statements.
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
2. CHANGES IN OPERATIONS:
Proposed Merger
On July 1, 2019, the Company, together with Brookfield Infrastructure, GIC and Brookfield Infrastructure's institutional partners, announced an agreement pursuant to which affiliates of Brookfield Infrastructure and GIC will acquire G&W for a transaction price of $112.00 per share of common stock valued at approximately $8.4 billion including debt (the Merger). The proposed Merger was approved by the Company stockholders on October 3, 2019 by an affirmative vote of the holders of approximately 82.9% of the voting power of the outstanding shares of G&W's common stock on the record date. Subject to the satisfaction of the other closing conditions, the Merger is expected to close by year end 2019 or early 2020.

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Merger will be effected pursuant to the Agreement and Plan of Merger (the Merger Agreement), by and among the Company, DJP XX, LLC, a Delaware limited liability company (Parent), and MKM XXII Corp., a Delaware corporation and a wholly owned subsidiary of Parent (Merger Sub). Merger Sub will be merged with and into G&W with G&W surviving the Merger as a wholly-owned subsidiary of Parent. The proposed Merger will result in G&W becoming a privately held company.
Completion of the proposed Merger is subject to various closing conditions, including, among others, (i) the absence of any law, injunction or other order that prohibits the consummation of the Merger, (ii) the approval or authorization of, or exemption by, the Surface Transportation Board (or approval of the use of a voting trust structure), which exemption was granted on October 29, 2019, (iii) receipt of other antitrust and regulatory approvals, including approval of the Committee on Foreign Investment in the United States, and (iv) other customary closing conditions, including the accuracy of each party’s representations and warranties and each party’s compliance with its covenants and agreements contained in the Merger Agreement (subject in the case of this clause (iv) to certain materiality qualifiers).
Australian Operations
Divestiture of 51.1% Interest in G&W Australia Holdings LP (GWAHLP): Under the Merger Agreement (as described in more detail above), the Company agreed to use reasonable best efforts to assist and cooperate with Parent in Parent’s efforts to consummate any planned divestiture by Parent of G&W's interests in GWAHLP, the holding company for all of the Company's Australian businesses, to a third party (the GWA Divestiture), provided that (i) such cooperation would not unreasonably interfere with the Company's business or operations and (ii) the Company would not be required to take any action that would subject it to actual or potential liability, to bear any cost or expense or to pay any fee or make any other payment or agree to provide any indemnity in connection with the GWA Divestiture prior to the effective time of the Merger. Following the execution of the Merger Agreement, Parent requested that G&W cause certain of its subsidiaries to enter into a Definitive Interest Sale Agreement for the GWA Divestiture (the GWA Divestiture Agreement), and on August 4, 2019, G&W's board of directors and the governing bodies of such subsidiaries approved the GWA Divestiture Agreement and such subsidiaries entered into the GWA Divestiture Agreement.
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
North American Operations
Canada Lease Expirations: Two of the Company's short line railroad leases in Canada (Goderich-Exeter Railway (GEXR) and Southern Ontario Railway (SORR)) expired at the end of 2018. The Company's results for the three and nine months ended September 30, 2018 included $5.1 million and $16.1 million, respectively, of revenues and operating losses of $0.9 million and $1.3 million, respectively, from these leased railroads.
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

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Restructuring and related costs associated with the optimization are expected to be approximately $43 million (at an exchange rate of $1.28 for one British pound) and are comprised of the following (dollars in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019	Total Costs Incurred Through September 30, 2019	Estimated Total Restructuring and Related Costs
Rationalization of locomotive and railcar fleet	$—	$—	$6,301	$11,000
Management restructuring(a)	1,240	10,381	15,021	17,000
Productivity and automation investments	1,998	5,136	9,179	15,000
Total	$3,238	$15,517	$30,501	$43,000

(a)	Subject to requisite U.K. consultative process.
Changes in restructuring and related liabilities for the U.K. Operations Optimization program for the nine months ended September 30, 2019 was as follows (dollars in thousands):

	Rationalization of Locomotive and Railcar Fleet	Management Restructuring	Productivity and Automation Investments	Total
Restructuring and related liabilities as of December 31, 2018	$4,094	$982	$—	$5,076
Restructuring and related costs incurred	—	10,381	5,136	15,517
Cash payments	(1,394)	(8,079)	(5,136)	(14,609)
Non-cash settlements	—	—	—	—
Restructuring and related liabilities as of September 30, 2019	$2,700	$3,284	$—	$5,984

Continental Europe Intermodal Business: On June 5, 2018, the Company sold its Continental Europe intermodal business, ERS Railways B.V. (ERS), for gross cash proceeds of €11.2 million (or $13.1 million at the exchange rate on June 5, 2018) or €6.8 million (or $7.9 million at the exchange rate on June 5, 2018) net of €4.4 million (or $5.2 million at the exchange rate on June 5, 2018) of cash on hand that transferred to the buyer. The Company's results for the nine months ended September 30, 2018 included $24.1 million of revenues and $1.6 million of operating income from ERS.
3. EARNINGS PER COMMON SHARE:
The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2019 and 2018 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerators:
Net income attributable to Genesee & Wyoming Inc.	$66,792	$69,590	$156,939	$188,856
Denominators:
Weighted average Class A common shares outstanding – Basic	56,638	59,168	56,497	60,343
Weighted average Class B common shares outstanding	376	664	426	679
Dilutive effect of employee stock-based awards	518	299	374	233
Weighted average shares – Diluted	57,532	60,131	57,297	61,255
Earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:
Basic earnings per common share	$1.18	$1.18	$2.78	$3.13
Diluted earnings per common share	$1.16	$1.16	$2.74	$3.08

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following total number of shares of Class A Common Stock issuable under the assumed exercise of stock-based awards computed based on the treasury stock method were excluded from the calculation of diluted earnings per common share, as the effect of including these shares would have been antidilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Antidilutive shares	—	704	249	1,045

Share Repurchase
In October 2018, the Company completed its $300 million share repurchase program that had been approved in 2015, and the Company's Board of Directors authorized a new $500 million share repurchase program of Class A Common Stock, subject to certain limitations under the Company's credit facility. The table below presents information regarding shares repurchased by the Company under the share repurchase programs during the three and nine months ended September 30, 2019 and 2018 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Class A Common Stock repurchased	—	894	65	3,560
Average price paid per share of Class A Common Stock repurchased	$—	$87.46	$73.94	$75.99

Repurchased shares are recorded in treasury stock, at cost, which includes any applicable commissions and fees. As of September 30, 2019, the remaining amount authorized for repurchase under the $500 million share repurchase program was $335.0 million. In light of the Company's entry into the Merger Agreement with affiliates of Brookfield Infrastructure and GIC, future share repurchases under the repurchase program have been suspended. See Note 2, Changes in Operations, for additional information regarding the Merger Agreement.
4. ACCOUNTS RECEIVABLE:
Accounts receivable consisted of the following as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019	December 31, 2018
Accounts receivable – trade	$395,512	$397,255
Accounts receivable – grants from outside parties	24,677	19,376
Accounts receivable – insurance and other third-party claims	29,386	19,729
Total accounts receivable	449,575	436,360
Less: Allowance for doubtful accounts	(12,513)	(10,055)
Accounts receivable, net	$437,062	$426,305

The timing of revenue recognition, billings and cash collections result in trade accounts receivable, contract assets and contract liabilities. The Company’s contract assets and liabilities are typically short-term in nature, with terms settled within a 12-month period. The Company had no material contract assets or contract liabilities recorded on the consolidated balance sheet as of September 30, 2019 or December 31, 2018.
Grants from Outside Parties
The Company periodically receives grants for the upgrade and construction of rail lines and the upgrade of locomotives from federal, provincial, state and local agencies in the United States and provinces in Canada in which the Company operates.
These grants typically reimburse the Company for 50% to 100% of the actual cost of specific projects. In total, the Company received grant proceeds of $23.0 million and $16.7 million for the nine months ended September 30, 2019 and 2018, respectively, from such grant programs. The proceeds were presented as cash inflows from investing activities within the statement of cash flows for each of the applicable periods. The Company records additions to property and equipment for its grant-funded projects and defers the amount of the grants. The amortization of deferred grants is a non-cash offset to depreciation expense over the useful lives of the related assets.

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table sets forth the offset to depreciation expense from the amortization of deferred grants recorded by the Company during the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Amortization of deferred grants	$3,442	$3,173	$10,265	$8,776

Insurance and Third-Party Claims
The increase in the balance of the accounts receivable from insurance and other third-party claims for the nine months ended September 30, 2019 was primarily related to the anticipated insurance recovery associated with a personal injury that occurred in the U.K. in 2019. The receivable and the associated claim liability were recorded on the balance sheet as of September 30, 2019.
The Company completed its annual property insurance renewal during the third quarter of 2019, which became effective on August 1, 2019. Effective with this renewal, the Company's property policies have various self-insured retentions, which vary based on the type and location of the incident, up to $10.0 million. The Company recently completed its annual liability insurance renewal, which became effective on November 1, 2019. Effective with this renewal, the Company's liability policies have various self-insured retentions up to $5.0 million.
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
The following table summarizes the Company's leased assets and lease liabilities recorded in the consolidated balance sheet as of September 30, 2019 (dollars in thousands):

	Balance Sheet Location	September 30, 2019
Leased right-of-use assets:
Operating leased assets	Other assets	$471,929
Finance leased assets, net	Property and equipment, net(a)	85,230
Total leased assets		$557,159
Lease liabilities:
Current
Operating lease liabilities	Accrued expenses	$60,624
Finance lease liabilities	Current portion of long-term debt	14,402
Non-current
Operating lease liabilities	Other long-term liabilities	411,153
Finance lease liabilities	Long-term debt, less current portion	64,309
Total lease liabilities		$550,488

(a)	Net of $30.1 million of accumulated amortization as of September 30, 2019, which was recognized in depreciation and amortization expense within the Company's consolidated statement of operations.
The following table summarizes the components of lease expense for the three and nine months ended September 30, 2019 (dollars in thousands):

	Location of Amount Recognized in Earnings	Three Months Ended	Nine Months Ended
		September 30, 2019	September 30, 2019
Finance leases:
Amortization of right-of-use assets	Depreciation and amortization	$2,069	$5,830
Interest on lease liability	Interest expense	881	2,554
Total finance lease cost		$2,950	$8,384
Operating leases:
Operating lease cost	Equipment rents/Trackage rights	$22,292	$66,976
Short-term lease cost	Equipment rents/Trackage rights	2,071	7,064
Variable lease cost	Equipment rents/Trackage rights	1,964	6,871
Sublease income (gross basis)	Operating revenues	(1,291)	(3,541)
Total operating lease cost		$25,036	$77,370
Total lease cost		$27,986	$85,754

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The maturities of lease liabilities under the New Standard based on the Company's reasonably certain holding period for each lease were as follows as of September 30, 2019 (dollars in thousands):

	Finance Leases	Operating Leases
Maturity of lease liabilities:
2019 (remainder)	$3,299	$23,076
2020	19,373	72,851
2021	10,495	63,445
2022	14,650	52,080
2023	10,551	43,398
Thereafter	34,778	553,484
Total lease payments	93,146	808,334
Less: Imputed interest	14,435	336,557
Total lease liabilities	$78,711	$471,777

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

The following table presents supplemental cash flow and other information for the Company's leases as of and for the nine months ended September 30, 2019 (dollars in thousands):

Nine Months Ended
September 30, 2019
Cash flow information:
Cash paid for operating leases included in operating activities	$69,533
Cash paid for finance leases included in operating activities	$2,608
Cash paid for finance leases included in financing activities	$9,694

Weighted average remaining lease term (in years):
Operating leases	26.8
Finance leases	8.1

Weighted average discount rate:
Operating leases	3.8%
Finance leases	4.5%

New leases:
Right-of-use assets obtained in exchange for operating lease liabilities	$36,333
Right-of-use assets obtained in exchange for finance lease liabilities	$27,592

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

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the fair value of the Company's derivative instruments recorded in the consolidated balance sheets as of September 30, 2019 and December 31, 2018 (dollars in thousands):

		Fair Value
	Balance Sheet Location	September 30, 2019	December 31, 2018
Asset Derivatives:
Derivatives designated as cash flow hedges:
British pound forward contracts	Prepaid expenses and other	$4,535	$—
British pound forward contracts	Other assets	—	26,011
Derivative designated as a net investment hedge:
Cross-currency swap contract	Other assets	8,039	—
Total derivatives designated as hedges		$12,574	$26,011
Derivatives not designated as hedges:
Cross-currency swap contract	Prepaid expenses and other	$—	$19,684
Total derivatives not designated as hedges		$—	$19,684

Liability Derivatives:
Derivatives designated as cash flow hedges:
Interest rate swap agreements	Accrued expenses	$8,545	$1,954
Interest rate swap agreements	Other long-term liabilities	86,483	12,441
British pound forward contracts	Other long-term liabilities	—	59
Derivative designated as a fair value hedge:
Cross-currency swap contract	Other long-term liabilities	4,047	—
Total derivatives designated as hedges		$99,075	$14,454

The following table shows the effective portion of net changes in the fair value of the Company's derivative instruments designated as hedges recognized in OCI, net of tax for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Total Derivatives Designated as Hedges OCI Activity, Net of Tax
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Derivatives Designated as Hedges:
Cash Flow Hedges:
Interest rate swap agreements	$(26,746)	$4,816	$(61,451)	$14,396
Foreign currency forward contracts	—	(13)	—	275
British pound forward contracts, net (a)	(12)	350	1,446	85
	$(26,758)	$5,153	$(60,005)	$14,756
Net Investment Hedge:
Cross-currency swap contract	$6,821	$—	$6,048	$—

Fair Value Hedge:
Cross-currency swap contract	$(704)	$—	$(1,134)	$—

Total derivatives designated as hedges	$(20,641)	$5,153	$(55,091)	$14,756

(a)
The three months ended September 30, 2019 represented a net loss of $1.0 million for the mark-to-market of the U.K. intercompany loan, partially offset by a net gain of $1.0 million for the mark-to-market of the British pound forward contracts. The nine months ended September 30, 2019 represented a net gain of $18.5 million for the mark-to-market of the U.K. intercompany loan, partially offset by a net loss of $17.0 million for the mark-to-market of the British pound forward contracts.

The three and nine months ended September 30, 2018 represented a net loss of $1.7 million and $5.4 million, respectively, for the mark-to-market of the U.K. intercompany loan, partially offset by a net gain of $2.0 million and $5.5 million, respectively, for the mark-to-market of the British pound forward contracts.

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table shows the effect of the Company's derivative instruments not designated as hedges for the three and nine months ended September 30, 2019 and 2018 in the consolidated statements of operations (dollars in thousands):

		Amount Recognized in Earnings
	Location of Amount Recognized in Earnings	Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2019	2018	2019	2018
Derivatives Not Designated as Hedges:
Cross-currency swap agreements, net (a)	Other income/(loss), net	$—	$(2,410)	$(1,770)	$(4,900)

(a)
The nine months ended September 30, 2019 represented a net loss of $1.4 million for the mark-to-market of the GRail Intercompany Loan and a net loss of $0.3 million for the mark-to-market of the swaps. This derivative was settled in June 2019, and the Company received cash proceeds of €17.0 million (or $19.3 million at the exchange rate on June 30, 2019).

The three months ended September 30, 2018 represented a net loss of $3.0 million for the mark-to-market of the GRail Intercompany Loan, partially offset by a net gain of $0.6 million for the mark-to-market of the swaps. The nine months ended September 30, 2018 represented a net loss of $8.1 million for the mark-to-market of the GRail Intercompany Loan, partially offset by a net gain of $3.2 million for the mark-to-market of the swaps.
The following table shows the cash flow impacts from the Company's derivatives that settled during the nine months ended September 30, 2019 (dollars in thousands):

Nine Months Ended
September 30, 2019
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

During the three and nine months ended September 30, 2019, $1.7 million and $3.2 million, respectively, of net losses associated with the Company's interest rate swaps were realized and recorded as interest expense in the consolidated statements of operations. During the three and nine months ended September 30, 2018, $0.5 million and $1.2 million, respectively, of net losses associated with the Company's interest rate swaps were realized and recorded as interest expense in the consolidated statements of operations. Based on the Company's fair value assumptions as of September 30, 2019, it expects to realize $8.9 million of net losses that are reported in accumulated other comprehensive loss (AOCL) into earnings within the next 12 months. See Note 11, Accumulated Other Comprehensive Loss, for additional information regarding the Company's derivatives designated as hedges.

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Foreign Currency Exchange Rate Risk
As of September 30, 2019, the Company's foreign subsidiaries had $948.4 million of third-party debt, including finance leases, denominated in the local currencies in which the Company's foreign subsidiaries operate, including the Australian dollar, the British pound, the Canadian dollar and the Euro. The debt service obligations associated with this foreign currency debt are generally funded directly from those foreign operations. As a result, foreign currency risk related to this portion of the Company's debt service payments is limited. However, in the event the foreign currency debt service is not paid by the Company's foreign subsidiaries and is paid by its United States subsidiaries, the Company may face exchange rate risk if the Australian dollar, the British pound, the Canadian dollar or the Euro were to appreciate relative to the United States dollar and require higher United States dollar equivalent cash.
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
In 2015, the Company, in conjunction with the acquisition of Freightliner Group Limited (Freightliner) in the U.K., transferred cash from the United States to the U.K. through an intercompany loan with a notional amount of £120.0 million (or $181.0 million at the exchange rate on the effective date of the loan). To mitigate the foreign currency exchange rate risk related to the outstanding balance of this loan, the Company entered into British pound forward contracts, which were accounted for as cash flow hedges. During the nine months ended September 30, 2019, the Company settled certain of its British pound forward contracts, which had notional amounts totaling £120.0 million with a settlement date of March 31, 2020 and exchange rates ranging from 1.50 to 1.51 GBP to USD. Upon settlement, the Company received cash proceeds of $26.1 million.
As of September 30, 2019, the Company's outstanding British pound forward contracts had a notional amount of £32.6 million with a settlement date of March 31, 2020 and exchange rates ranging from 1.28 to 1.57 GBP to USD. During the three and nine months ended September 30, 2019, $0.1 million and $0.8 million, respectively, of net gains were recorded as interest income in the consolidated statements of operations. During the three and nine months ended September 30, 2018, $0.2 million and $0.5 million, respectively, of net gains were recorded as interest income in the consolidated statements of operations. Based on the Company's fair value assumptions as of September 30, 2019, it expects to realize $0.2 million of net gains that are reported in AOCL into earnings within the next 12 months. See Note 11, Accumulated Other Comprehensive Loss, for additional information regarding the Company's derivatives designated as hedges.
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
In June 2019, the Company entered into two new cross-currency swap agreements designated as fair value hedges of the non-functional currency GRail intercompany loan. In addition, the Company entered into a cross-currency swap in June 2019 that was designated as a net investment hedge of the GWBV investment. During the three and nine months ended September 30, 2019, the Company recognized a gain of $0.1 million within other income/(loss), net in the consolidated statement of operations related to amortization of excluded components of its net investment hedge. Based on the Company's assumptions as of September 30, 2019, its net investment hedge and fair value hedge, which each terminate on June 30, 2021, are expected to realize $0.6 million of net gains and $0.9 million of net losses, respectively, that are currently reported in AOCL into earnings within the next 12 months. See Note 11, Accumulated Other Comprehensive Loss, for additional information regarding the Company's derivatives designated as hedges.

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. FAIR VALUE OF FINANCIAL INSTRUMENTS:
The following table presents the Company's financial instruments carried at fair value using Level 2 inputs as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019	December 31, 2018
Financial instruments carried at fair value using Level 2 inputs:
Financial assets carried at fair value:
British pound forward contracts	$4,535	$26,011
Cross-currency swap contract - net investment hedge	8,039	—
Cross-currency swap contracts	—	19,684
Total financial assets carried at fair value	$12,574	$45,695
Financial liabilities carried at fair value:
Interest rate swap agreements	$95,028	$14,395
British pound forward contracts	—	59
Cross-currency swap contract - fair value hedge	4,047	—
Total financial liabilities carried at fair value	$99,075	$14,454

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
The following table presents the carrying value, net of debt issuance costs and fair value using Level 2 inputs of the Company's financial instruments carried at historical cost as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities carried at historical cost:
United States term loan	$1,261,983	$1,258,527	$1,295,672	$1,296,079
U.K. term loan	289,357	290,883	315,524	319,556
Australian credit agreement	422,120	427,617	450,252	457,978
Australia subordinated shareholder loan from Macquarie Infrastructure and Real Assets	160,675	157,652	167,796	166,974
Revolving credit facility	319	3,687	160,033	163,662
Other debt	2,392	2,379	2,356	2,352
Total	$2,136,846	$2,140,745	$2,391,633	$2,406,601

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

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables summarize the components of the Pension Program related to the net benefit costs recognized in labor and benefits and other income/(loss), net in the Company's consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating expense:
Service cost(a)	$3,257	$3,610	$10,094	$11,235
Nonoperating income, net:
Interest cost	2,240	2,383	6,942	7,416
Expected return on plan assets	(4,158)	(4,572)	(12,885)	(14,231)
Amortization of prior year service cost	42	—	130	—
Total nonoperating income, net(b)	(1,876)	(2,189)	(5,813)	(6,815)
Net periodic benefit cost	$1,381	$1,421	$4,281	$4,420
(a) Included in labor and benefits within the Company’s consolidated statements of operations.
(b) Included in other income/(loss), net within the Company’s consolidated statements of operations.
During the nine months ended September 30, 2019, the Company contributed £4.7 million (or $6.0 million at the exchange rate when the payments were made) to fund the Pension Program. The Company expects to contribute £2.3 million (or $2.8 million at the September 30, 2019 exchange rate) to the Pension Program for the remainder of 2019. The Pension Program's assets may undergo significant changes over time as a result of market conditions, and its assets and liabilities are formally valued on an independent actuarial basis every three years to assess the adequacy of funding levels. A key element of the valuation process is an assessment of the creditworthiness of the participating employer. In the event that the Pension Program's projected assets and liabilities reveal additional funding requirements, the shared cost arrangement generally means that the Company will be required to pay 60% of any additional contributions, with active members contributing the remaining 40%, in each case over an agreed recovery period. If the Pension Program was to be terminated and wound up, any deficit would fall entirely on the Company and could not be shared with active members. Currently, the Company has no intention of terminating the Pension Program.
9. INCOME TAXES:
The Company's provision for income taxes for the three months ended September 30, 2019 was $20.0 million, compared with $31.0 million for the three months ended September 30, 2018. The Company's provision for income taxes for the three months ended September 30, 2019 included a $4.2 million benefit from the release of a reserve for an uncertain tax position as a result of a lapse of the statute of limitations. The Company's provision for income taxes for the three months ended September 30, 2018 included a $1.6 million measurement period adjustment to increase the one-time transition (toll) tax on earnings of certain foreign subsidiaries as a result of the Tax Cuts and Jobs Act (TCJA).
The Company's provision for income taxes for the nine months ended September 30, 2019 was $53.1 million compared with $41.6 million for the nine months ended September 30, 2018. Based on developments during the nine months ended September 30, 2018, the Company recorded a reserve for uncertain tax positions of $5.5 million related to tax deductions on intercompany financing arrangements in the U.K., of which $3.7 million related to the period from March 25, 2015, the date of the Freightliner acquisition when the arrangements were established, through December 31, 2017. The provision for income taxes for the nine months ended September 30, 2018 also included an income tax benefit of $31.6 million associated with the retroactive extension of the United States Short Line Tax Credit for fiscal year 2017, which was enacted in February 2018.
The Company's effective income tax rate for the three and nine months ended September 30, 2019 was 22.3% and 24.9%, respectively. The Company's effective income tax rate for the three and nine months ended September 30, 2018 was 30.0% and 17.4%, respectively. Excluding the benefit from the retroactive extension of the United States Short Line Tax Credit and the prior period portion of the reserve for uncertain tax positions, the Company's effective income tax rate for the nine months ended September 30, 2018 was 29.1%. The decrease in the Company's effective income tax rate from 2018, excluding the benefit from the retroactive extension and the prior period portion of the reserve for uncertain tax positions, to 2019 was primarily due to the $4.2 million benefit from the release of a reserve for an uncertain tax position recognized during the three months ended September 30, 2019.

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
Following the filing of the Company’s definitive proxy statement (the Proxy Statement) associated with the Merger with the Securities and Exchange Commission (the SEC) on August 20, 2019, three lawsuits were filed in connection with the Merger, including two purported class action lawsuits that were filed on August 21, 2019 and September 4, 2019 in the United States District Court for the District of Delaware, and one lawsuit filed on behalf of a purported individual shareholder on September 12, 2019 in the United States District Court for the District of Connecticut. These lawsuits, Gordon vs. Genesee & Wyoming Inc. et al., Case No. 1:19-cv-01558-MN, Thompson vs. Genesee & Wyoming Inc. et al., Case No. 1;19-cv-01650-MN and Geery vs. Genesee & Wyoming Inc. et al., Case No. 3:19-cv-01438-VLB (collectively, the Disclosure Actions), named the Company and individual officers and members of the Company’s board of directors as defendants. The actions alleged, among other things, that the defendants failed to disclose certain information relating to the Company’s financial projections set forth in the Proxy Statement.
On September 25, 2019, solely to eliminate the burden, expense, and uncertainty inherent in such litigation, and without admitting any liability or wrongdoing, the Company filed a Form 8-K containing certain supplemental disclosures with the SEC. In consideration for such supplemental disclosures by the Company, plaintiffs in the Disclosure Actions had agreed to voluntarily dismiss the Disclosure Actions. On October 4, 2019, pursuant to those agreements, plaintiffs filed voluntary dismissals of the Disclosure Actions.
On September 17, 2019, in New South Wales, Australia, a complaint was filed by Australia Eastern Railroad Pty Ltd ACN against the Company, GWI Holdings Pty Ltd and Genesee & Wyoming Australia Pty Ltd in connection with the Merger. The complaint seeks an award of damages in connection with a right of first refusal provision in a commercial contract involving the Company’s majority-owned Australian subsidiary. The Company disputes the allegations made in the complaint and intends to defend itself appropriately.
In addition to the EPA matter and the lawsuits set forth above, from time to time, the Company is a defendant in certain lawsuits resulting from its operations in the ordinary course. Management believes there are adequate provisions in the financial statements for any probable liabilities that may result from disposition of the pending lawsuits and the aforementioned EPA matter. Based upon currently available information, management does not believe it is reasonably possible that any such lawsuit, related lawsuit or matter would be material to the Company's results of operations or have a material adverse effect on its financial position or liquidity.

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

11. ACCUMULATED OTHER COMPREHENSIVE LOSS:
The following tables set forth the components of AOCL attributable to Genesee & Wyoming Inc. included in the consolidated balance sheets and consolidated statements of comprehensive income (dollars in thousands):

	Foreign Currency Translation Adjustment		Defined Benefit Plans		Net Unrealized Gain/(Loss) on Hedges		Accumulated Other Comprehensive Loss
Balance, December 31, 2018	$(144,503)		$11,120		$(13,073)		$(146,456)
Other comprehensive loss before reclassifications	(24,026)		—		(57,612)		(81,638)
Amounts reclassified from accumulated other comprehensive loss, net of tax (provision)/benefit of ($26), $74 and $593, respectively	82	(a)	(94)	(b)	(2,002)	(c)	(2,014)
Current period change	(23,944)		(94)		(59,614)		(83,652)
Balance, September 30, 2019	$(168,447)		$11,026		$(72,687)		$(230,108)

	Foreign Currency Translation Adjustment	Defined Benefit Plans		Net Unrealized Gain/(Loss) on Hedges		Accumulated Other Comprehensive Loss
Balance, December 31, 2017	$(74,617)	$(19,601)		$(11,316)		$(105,534)
Other comprehensive income before reclassifications	(41,395)	—		14,926		(26,469)
Amounts reclassified from accumulated other comprehensive loss, net of tax (provision)/benefit of ($42) and $76, respectively	—	129	(b)	(232)	(c)	(103)
Current period change	(41,395)	129		14,694		(26,572)
Amounts reclassified from accumulated other comprehensive loss to retained earnings related to the United States Tax Cuts and Jobs Act	—	(132)		(2,838)		(2,970)
Balance, September 30, 2018	$(116,012)	$(19,604)		$540		$(135,076)

(a)	Net gains realized were recorded in other income/(loss), net within the consolidated statements of operations.

(b)	Net (losses)/gains realized were recorded in labor and benefits on the consolidated statements of operations.

(c)
For the nine months ended September 30, 2019, $1.7 million and $0.3 million of net losses were recorded in interest expense and other income/(loss), net, respectively, within the consolidated statements of operations. For the nine months ended September 30, 2018, net losses realized were recorded in interest expense on the consolidated statements of operations. See Note 6, Derivative Financial Instruments.

Comprehensive Loss Attributable to Noncontrolling Interest
The following table sets forth comprehensive loss attributable to noncontrolling interest for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income attributable to noncontrolling interest	$2,979	$2,720	$3,011	$8,090
Other comprehensive income/(loss):
Foreign currency translation adjustment	(7,690)	(4,804)	(8,697)	(17,647)
Net unrealized (loss)/gain on qualifying cash flow hedges, net of tax benefit/(provision) of $21, $41, $654 and ($26), respectively	(48)	(95)	(1,525)	62
Comprehensive loss attributable to noncontrolling interest	$(4,759)	$(2,179)	$(7,211)	$(9,495)

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

12. SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
As of September 30, 2019 and 2018, the Company had outstanding accounts receivable from outside parties for the funding of capital expenditures of $24.7 million and $14.6 million, respectively. As of September 30, 2019 and 2018, the Company also had $24.5 million and $16.1 million, respectively, of purchases of property and equipment that were not paid and, accordingly, were accrued in accounts payable in the normal course of business. See Note 5, Leases, for ROU assets obtained during the reporting period in exchange for lease liabilities.
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
The Company's Australian business underwent a transformational change on December 1, 2016, with the acquisition of
Glencore Rail (NSW) Pty Limited (GRail) and the formation of a partnership with Macquarie Infrastructure and Real Assets (MIRA) (the Australia Partnership), which the Company controls through its 51.1% interest. The GRail acquisition significantly expanded the Company's operations in New South Wales. In conjunction with the GRail acquisition, the Company issued a 48.9% equity stake in its Australian subsidiary, GWAHLP, to MIRA. The Company retained a 51.1% controlling interest in GWAHLP and continues to consolidate 100% of its Australian Operations in the Company's financial statements and reports a noncontrolling interest for MIRA's 48.9% equity ownership. As a result, (1) 100% of the assets and liabilities of the Company's Australian Operations, after the elimination of intercompany balances, were included in the Company's consolidated balance sheets as of September 30, 2019 and December 31, 2018, with MIRA's 48.9% noncontrolling interest reflected in the equity section, (2) the Company's operating revenues and operating income for the three and nine months ended September 30, 2019 and 2018 included 100% of the Australian Operations, while net income attributable to G&W reflected the Company's 51.1% ownership position in the Australian Operations and (3) 100% of the cash flows of the Australian Operations, after the elimination of intercompany items, were included in the Company's consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018. Accordingly, any payments between the Company's Australian Operations and its other businesses are eliminated in consolidation, while the Company's cash flows reflect 100% of any cash flows between the Australian Operations and MIRA.
In accordance with the Company's Australian Partnership agreement with MIRA, the cash and cash equivalents of the Company's Australian Operations can be used to make payments in the ordinary course of business, to pay down debt of the Australia Partnership and to make distributions to the partners in proportion to their investments. No such distributions were made during the nine months ended September 30, 2019. During the nine months ended September 30, 2018, the Australia Partnership made an A$40.0 million distribution, of which A$20.4 million (or $15.6 million at the exchange rate on June 5, 2018) and A$19.6 million (or $14.9 million at the exchange rate on June 5, 2018) were distributed to the Company and MIRA, respectively.
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
The following table reflects the balance sheet exchange rates used to translate each foreign entity's respective local currency balance sheet into United States dollars as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
United States dollar per Australian dollar	$0.67	$0.70
United States dollar per British pound	$1.23	$1.28
United States dollar per Canadian dollar	$0.76	$0.73
United States dollar per Euro	$1.09	$1.15

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table reflects the average exchange rates used to translate each foreign entity's respective local currency results of operations into United States dollars for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
United States dollar per Australian dollar	$0.69	$0.73	$0.70	$0.76
United States dollar per British pound	$1.23	$1.30	$1.27	$1.35
United States dollar per Canadian dollar	$0.76	$0.77	$0.75	$0.78
United States dollar per Euro	$1.11	$1.16	$1.12	$1.19

The following tables set forth select financial data for the Company's reportable segments, including operating revenues by commodity group, for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended
	September 30, 2019
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues by commodity group:
Agricultural Products	$34,574	$2,631	$763	$37,968
Autos & Auto Parts	6,339	—	—	6,339
Chemicals & Plastics	39,518	—	—	39,518
Coal & Coke	18,336	33,187	606	52,129
Food & Kindred Products	8,355	—	—	8,355
Intermodal	461	16,446	56,998	73,905
Lumber & Forest Products	22,862	—	—	22,862
Metallic Ores	4,225	7,036	—	11,261
Metals	28,115	—	—	28,115
Minerals & Stone	41,399	1,979	21,672	65,050
Petroleum Products	19,027	178	628	19,833
Pulp & Paper	30,648	—	—	30,648
Waste	8,278	—	—	8,278
Other	5,888	—	—	5,888
Total freight revenues	268,025	61,457	80,667	410,149
Freight-related revenues	68,129	8,011	65,229	141,369
All other revenues	16,288	2,132	13,756	32,176
Total operating revenues	$352,442	$71,600	$159,652	$583,694
Operating income/(loss)	$95,633	$19,484	$(2,361)	$112,756
Depreciation and amortization	$39,164	$13,779	$10,083	$63,026
Interest expense, net	$12,599	$10,694	$849	$24,142
Provision for income taxes	$16,876	$2,641	$458	$19,975
Cash expenditures for additions to property & equipment, net of grants from outside parties	$53,239	$14,845	$6,336	$74,420

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

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Nine Months Ended
	September 30, 2019
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues by commodity group:
Agricultural Products	$99,383	$8,684	$2,011	$110,078
Autos & Auto Parts	17,905	—	—	17,905
Chemicals & Plastics	116,504	—	—	116,504
Coal & Coke	56,089	91,323	6,195	153,607
Food & Kindred Products	25,559	—	—	25,559
Intermodal	1,439	45,705	174,500	221,644
Lumber & Forest Products	68,238	—	—	68,238
Metallic Ores	9,883	22,177	—	32,060
Metals	87,032	—	—	87,032
Minerals & Stone	111,806	5,834	58,709	176,349
Petroleum Products	56,779	476	2,036	59,291
Pulp & Paper	88,940	—	—	88,940
Waste	23,104	—	—	23,104
Other	16,308	—	—	16,308
Total freight revenues	778,969	174,199	243,451	1,196,619
Freight-related revenues	198,740	23,902	197,385	420,027
All other revenues	49,026	5,137	42,454	96,617
Total operating revenues	$1,026,735	$203,238	$483,290	$1,713,263
Operating income/(loss)	$249,209	$43,642	$(6,185)	$286,666
Depreciation and amortization	$116,333	$42,382	$29,454	$188,169
Interest expense, net	$36,871	$34,618	$6,291	$77,780
Provision for income taxes	$49,103	$2,711	$1,287	$53,101
Cash expenditures for additions to property & equipment, net of grants from outside parties	$153,959	$26,797	$23,523	$204,279

Table of Contents             GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Nine Months Ended
	September 30, 2018
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Operating revenues:
Freight revenues by commodity group:
Agricultural Products	$91,630	$15,639	$3,073	$110,342
Autos & Auto Parts	16,686	—	—	16,686
Chemicals & Plastics	113,625	—	—	113,625
Coal & Coke	62,038	96,506	8,751	167,295
Food & Kindred Products	25,587	—	—	25,587
Intermodal	1,203	50,613	192,413	244,229
Lumber & Forest Products	70,362	—	—	70,362
Metallic Ores	10,816	24,770	—	35,586
Metals	95,791	—	—	95,791
Minerals & Stone	107,122	6,247	63,849	177,218
Petroleum Products	52,870	560	107	53,537
Pulp & Paper	90,346	—	—	90,346
Waste	21,316	—	—	21,316
Other	19,325	—	—	19,325
Total freight revenues	778,717	194,335	268,193	1,241,245
Freight-related revenues	193,344	32,214	203,491	429,049
All other revenues	48,835	4,017	49,809	102,661
Total operating revenues	$1,020,896	$230,566	$521,493	$1,772,955
Operating income/(loss)	$255,918	$62,585	$(645)	$317,858
Depreciation and amortization	$123,266	$46,232	$27,629	$197,127
Interest expense, net	$30,572	$38,914	$9,620	$79,106
Provision for income taxes	$26,930	$7,120	$7,519	$41,569
Cash expenditures for additions to property & equipment, net of grants from outside parties	$129,607	$27,936	$19,893	$177,436
The following tables set forth select balance sheet data for the Company's reportable segments as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Cash and cash equivalents	$37,261	$31,142	$18,509	$86,912
Property and equipment, net	$3,747,047	$587,793	$329,997	$4,664,837

	December 31, 2018
	North American Operations	Australian Operations	U.K./European Operations	Total Operations
Cash and cash equivalents	$33,996	$26,902	$29,489	$90,387
Property and equipment, net	$3,679,279	$609,450	$324,285	$4,613,014

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
Overview
We own or lease 119 freight railroads worldwide that are organized in eight operating regions with approximately 8,000 employees and 3,000 customers. The financial results of our eight operating regions are reported in the following three distinct segments:

•
Our North American Operations segment includes six regions (Coastal, Midwest, Northeast, Southern, Western and Canada) that serve 42 U.S. states and four Canadian provinces and include 113 short line and regional freight railroads with more than 13,000 track-miles.

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

Overview of Three-Month Results
Consolidated Results
Our operating revenues decreased $19.6 million, or 3.3%, to $583.7 million for the three months ended September 30, 2019, compared with $603.3 million for the three months ended September 30, 2018. Operating income for the three months ended September 30, 2019 was $112.8 million, compared with $127.8 million for the three months ended September 30, 2018, a decrease of $15.1 million, or 11.8%. Our operating ratio, defined as operating expenses divided by operating revenues, was 80.7% for the three months ended September 30, 2019, compared with 78.8% for the three months ended September 30, 2018.
Net income attributable to G&W for the three months ended September 30, 2019 was $66.8 million, compared with $69.6 million for the three months ended September 30, 2018. Our diluted earnings per common share (EPS) were $1.16 with 57.5 million weighted average shares outstanding for the three months ended September 30, 2019 and $1.16 with 60.1 million weighted average shares outstanding for the three months ended September 30, 2018.
Our provision for income taxes for the three months ended September 30, 2019 was $20.0 million compared with $31.0 million for the three months ended September 30, 2018. Our effective income tax rate for the three months ended September 30, 2019 was 22.3% and included a $4.2 million income tax benefit due to the release of a reserve for an uncertain tax position due to the expiration of the statute of limitations. Excluding the release of the reserve, our effective tax rate for the three months ended September 30, 2019 was 27.0%. Our effective income tax rate for the three months ended September 30, 2018 was 30.0% and included a $1.6 million measurement period adjustment to increase the one-time transition (toll) tax on earnings of certain foreign subsidiaries as a result of the Tax Cuts and Jobs Act (TCJA).
Items Affecting Comparability
Our results for the three months ended September 30, 2019 and 2018 included certain items affecting comparability between the periods that are set forth below (dollars in millions, except per share amounts):

	Income/(Loss) Before Taxes Impact	After-Tax Net Income/(Loss) Attributable to G&W Impact	Diluted Earnings/(Loss) Per Common Share Impact
Three Months Ended September 30, 2019
Corporate development and related costs	$(8.2)	$(5.9)	$(0.10)
Restructuring and related costs	$(3.6)	$(2.9)	$(0.05)
Release of a reserve for an uncertain tax position	$—	$4.2	$0.07

Three Months Ended September 30, 2018
Corporate development and related costs	$(0.3)	$(0.3)	$—
Restructuring and related costs	$(3.3)	$(2.7)	$(0.04)
Gain on settlement	$0.9	$0.3	$0.01
TCJA measurement period adjustment	$—	$(1.6)	$(0.03)
For the three months ended September 30, 2019, our results included corporate development and related costs of $8.2 million, primarily related to fees associated with the proposed acquisition of G&W by affiliates of Brookfield Infrastructure and GIC, restructuring and related costs of $3.6 million, primarily associated with our optimization activities in the U.K., and a $4.2 million income tax benefit from the release of a reserve for an uncertain tax position due to the expiration of the statute of limitations.
For the three months ended September 30, 2018, our results included restructuring and related costs of $3.3 million, primarily driven by our optimization activities in the U.K., and a gain on a settlement of $0.9 million from the recovery of pre-petition claims associated with an Australia customer's voluntary administration (bankruptcy) in the second quarter of 2016. As a result of the TCJA, the results for the three months ended September 30, 2018 also included a $1.6 million measurement period adjustment to the one-time transition (toll) tax on earnings of certain foreign subsidiaries.

Results by Segment
North America
Operating revenues from our North American Operations decreased $3.3 million, or 0.9%, to $352.4 million for the three months ended September 30, 2019, compared with $355.7 million for the three months ended September 30, 2018. Excluding $5.1 million of revenues in 2018 from two leased railroads in Canada that expired at the end of 2018, and a $0.2 million decrease due to foreign currency depreciation, North American existing operations revenues increased $2.0 million, or 0.6%, primarily due to an increase in freight-related revenues, partially offset by a decrease in freight revenues.
Total traffic from our North American Operations decreased 30,880 carloads, or 6.9%, to 415,339 carloads for the three months ended September 30, 2019, compared with the three months ended September 30, 2018. Excluding traffic from the two railroad leases in Canada that expired at the end of 2018, existing operations traffic decreased 23,236 carloads, or 5.3%. The decrease in traffic from existing operations included decreases of 17,532 carloads of coal and coke traffic, 8,428 carloads of metals traffic, 3,698 carloads of pulp and paper traffic, 2,292 carloads of lumber and forest products traffic and 1,597 carloads of other commodity traffic, partially offset by increases of 6,080 carloads of agricultural products traffic, 2,553 carloads of minerals and stone traffic and 1,376 carloads of autos and auto parts traffic. All remaining traffic increased by a net 302 carloads.
Operating income from our North American Operations was $95.6 million for the three months ended September 30, 2019, compared with $102.5 million for the three months ended September 30, 2018. Operating income for the three months ended September 30, 2019 included corporate development and related costs of $7.8 million and restructuring and related costs of $0.3 million. Operating income for the three months ended September 30, 2018 included corporate development and related costs of $0.1 million. The operating ratio was 72.9% for the three months ended September 30, 2019, compared with 71.2% for the three months ended September 30, 2018.
Australia
Operating revenues from our Australian Operations decreased $5.1 million, or 6.7%, to $71.6 million for the three months ended September 30, 2019, compared with $76.7 million for the three months ended September 30, 2018. Excluding a $4.8 million decrease due to foreign currency depreciation, Australian Operations operating revenues decreased $0.3 million, or 0.4%.
Total traffic from our Australian Operations decreased 3,840 carloads, or 2.5%, to 147,478 carloads for the three months ended September 30, 2019, compared with the three months ended September 30, 2018. The traffic decrease was primarily due to decreases of 5,004 carloads of agricultural products traffic and 1,480 carloads of metallic ores traffic, partially offset by an increase of 2,401 carloads of coal and coke traffic. All remaining traffic increased by a net 243 carloads.
Operating income from our Australian Operations was $19.5 million for the three months ended September 30, 2019, compared with $20.7 million for the three months ended September 30, 2018. The operating ratio for our Australian Operations was 72.8% for the three months ended September 30, 2019, compared with an operating ratio of 73.0% for the three months ended September 30, 2018.
U.K./Europe
Operating revenues from our U.K./European Operations decreased $11.2 million, or 6.6%, to $159.7 million for the three months ended September 30, 2019, compared with $170.9 million for the three months ended September 30, 2018. Excluding a $9.1 million decrease due to foreign currency depreciation, U.K./European operating revenues decreased $2.2 million, or 1.3%, primarily due to a decrease in all other revenue.
Total traffic from our U.K./European Operations decreased 5,880 carloads, or 2.4%, to 235,502 carloads for the three months ended September 30, 2019, compared with 241,382 carloads for the three months ended September 30, 2018. The decrease in traffic was primarily due to decreases of 8,855 carloads of intermodal traffic and 2,803 carloads of coal and coke traffic, partially offset by increases of 3,319 carloads of minerals and stone traffic and 2,675 carloads of petroleum products traffic. All remaining traffic decreased by 216 carloads.

Operating loss from our U.K./European Operations was $2.4 million for the three months ended September 30, 2019, compared with operating income of $4.6 million for the three months ended September 30, 2018. The operating loss for the three months ended September 30, 2019 and operating income for the three months ended September 30, 2018 included $3.2 million and $3.3 million, respectively, of restructuring and related costs, primarily driven by our optimization activities in the U.K. The operating loss for the three months ended September 30, 2019 also included $1.9 million of unrealized foreign currency costs related to the revaluation of non-functional currency denominated operating lease liabilities in Poland, which are now included on the balance sheet with the adoption of the new lease standard. See Note 5, Leases, to our Consolidated Financial Statements set forth in "Part I Item 1. Financial Statements" of this quarterly report for additional information regarding this standard.
The operating ratio was 101.5% for the three months ended September 30, 2019, compared with 97.3% for the three months ended September 30, 2018.
Overview of Nine-Month Results
Our operating revenues decreased $59.7 million, or 3.4%, to $1,713.3 million for the nine months ended September 30, 2019, compared with $1,773.0 million for the nine months ended September 30, 2018. Operating income for the nine months ended September 30, 2019 was $286.7 million, compared with $317.9 million for the nine months ended September 30, 2018, a decrease of $31.2 million, or 9.8%. Our operating ratio was 83.3% for the nine months ended September 30, 2019, compared with 82.1% for the nine months ended September 30, 2018.
Net income for the nine months ended September 30, 2019 was $160.0 million, compared with net income of $196.9 million for the nine months ended September 30, 2018. Our diluted EPS for the nine months ended September 30, 2019 was $2.74 with 57.3 million weighted average shares outstanding, compared with diluted EPS of $3.08 with 61.3 million weighted average shares outstanding for the nine months ended September 30, 2018.
Our provision for income taxes for the nine months ended September 30, 2019 was $53.1 million compared with $41.6 million for the nine months ended September 30, 2018. Our effective income tax rate for the nine months ended September 30, 2019 was 24.9% and included a $4.2 million income tax benefit due to the release of a reserve for an uncertain tax position due to the expiration of the statute of limitations. Excluding the release of the reserve, our effective tax rate for the nine months ended September 30, 2019 was 26.9%. Our results for the nine months ended September 30, 2018 included an income tax benefit of $31.6 million associated with the retroactive extension of the United States Short Line Tax Credit for fiscal year 2017, which was enacted in February 2018. Based on developments during 2018, we recorded a reserve for uncertain tax positions of $5.5 million related to tax deductions on intercompany financing arrangements in the U.K., of which $3.7 million related to the period from March 25, 2015, the date of the Freightliner acquisition when the arrangements were established, through December 31, 2017. The reserve for uncertain tax positions was included in our provision for income taxes for the nine months ended September 30, 2018. Excluding the benefit from the retroactive extension and the prior period portion of the reserve for uncertain tax positions, our effective income tax rate for the nine months ended September 30, 2018 was 29.1%.
During the nine months ended September 30, 2019, we generated $384.2 million in cash flows from operating activities. During the same period, we purchased $227.3 million of property and equipment, including $18.9 million for new business investments, partially offset by $23.0 million in cash received from government grants and other outside parties for capital spending. We also paid $230.9 million in cash from the net decrease in outstanding debt and received cash of $45.4 million from the settlement of derivative transactions.
During the nine months ended September 30, 2018, we generated $397.5 million in cash flows from operating activities. During the same period, we purchased $194.1 million of property and equipment, including $33.9 million for new business investments, partially offset by $16.7 million in cash received from government grants and other outside parties for capital spending. We also repurchased 3.6 million shares of our Class A common stock for $270.5 million and received $55.0 million in cash from the net increase in outstanding debt. In addition, Genesee & Wyoming Australia (GWA) made a distribution of $14.9 million to its noncontrolling interest holders.

Items Affecting Comparability
Our results for the nine months ended September 30, 2019 and 2018 included certain items affecting comparability between the periods that are set forth below (dollars in millions, except per share amounts):

	Income/(Loss) Before Taxes Impact	After-Tax Net Income/(Loss) Attributable to G&W Impact	Diluted Earnings/(Loss) Per Common Share Impact
Nine Months Ended September 30, 2019
Restructuring and related costs	$(18.8)	$(14.3)	$(0.25)
Corporate development and related costs	$(11.1)	$(8.0)	$(0.14)
Net loss on sale and impairment of certain assets in North America	$(1.0)	$(0.8)	$(0.01)
Australia enterprise bargaining agreement amendment	$(2.6)	$(0.9)	$(0.02)
Release of a reserve for an uncertain tax position	$—	$4.2	$0.07

Nine Months Ended September 30, 2018
Corporate development and related costs	$(0.9)	$(0.6)	$(0.01)
Restructuring costs	$(12.9)	$(10.5)	$(0.17)
Loss on sale of ERS Railways B.V.	$(1.4)	$(1.4)	$(0.02)
Gain on settlement	$7.3	$2.6	$0.04
Credit facility refinancing-related costs	$(2.7)	$(2.0)	$(0.03)
2017 Short Line Tax Credit	$—	$31.6	$0.52
Prior period portion of tax adjustment	$—	$(3.7)	$(0.06)
TCJA measurement period adjustment	$—	$(1.6)	$(0.03)
Changes in Operations
Proposed Merger
On July 1, 2019, G&W, together with Brookfield Infrastructure, GIC and Brookfield Infrastructure's institutional partners, announced an agreement pursuant to which affiliates of Brookfield Infrastructure and GIC will acquire G&W for a transaction price of $112 per share of common stock valued at approximately $8.4 billion including debt (the Merger). The proposed Merger was approved by our stockholders on October 3, 2019 by an affirmative vote of the holders of approximately 82.9% of the voting power of the outstanding shares of G&W's common stock on the record date. Subject to the satisfaction of the other closing conditions, the Merger is expected to close by year end 2019 or early 2020.
The Merger will be effected pursuant to the Agreement and Plan of Merger (the Merger Agreement), by and among the Company, DJP XX, LLC, a Delaware limited liability company (Parent), and MKM XXII Corp., a Delaware corporation and a wholly owned subsidiary of Parent (Merger Sub). Merger Sub will be merged with and into G&W with G&W surviving the Merger as a wholly-owned subsidiary of Parent. The proposed Merger will result in G&W becoming a privately held company.
Completion of the proposed Merger is subject to various closing conditions, including, among others, (i) the absence of any law, injunction or other order that prohibits the consummation of the Merger, (ii) the approval or authorization of, or exemption by, the Surface Transportation Board (or approval of the use of a voting trust structure), which exemption was granted on October 29, 2019, (iii) receipt of other antitrust and regulatory approvals, including approval of the Committee on Foreign Investment in the United States, and (iv) other customary closing conditions, including the accuracy of each party’s representations and warranties and each party’s compliance with its covenants and agreements contained in the Merger Agreement (subject in the case of this clause (iv) to certain materiality qualifiers).

Divestiture of 51.1% Interest in G&W Australia Holdings LP (GWAHLP)
Under the Merger Agreement (as described in more detail above), we agreed to use reasonable best efforts to assist and cooperate with Parent in Parent’s efforts to consummate any planned divestiture by Parent of our interests in GWAHLP, the holding company for all of our Australian businesses, to a third party (the GWA Divestiture), provided that (i) such cooperation would not unreasonably interfere with our business or operations and (ii) we would not be required to take any action that would subject us to actual or potential liability, to bear any cost or expense or to pay any fee or make any other payment or agree to provide any indemnity in connection with the GWA Divestiture prior to the effective time of the Merger. Following the execution of the Merger Agreement, Parent requested that we cause certain of our subsidiaries to enter into a Definitive Interest Sale Agreement for the GWA Divestiture (the GWA Divestiture Agreement), and on August 4, 2019, our board of directors and the governing bodies of such subsidiaries approved the GWA Divestiture Agreement and such subsidiaries entered into the GWA Divestiture Agreement.
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
North American Operations
Canada Lease Expirations: Two of our short line railroad leases in Canada (Goderich-Exeter Railway (GEXR) and Southern Ontario Railway (SORR)) expired at the end of 2018. Our results for the three and nine months ended September 30, 2018 included $5.1 million and $16.1 million, respectively, of revenues and operating losses of $0.9 million and $1.3 million, respectively, from these leased railroads.
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
We recorded restructuring and related costs associated with the optimization of $3.2 million and $15.5 million for the three and nine months ended September 30, 2019, respectively. Restructuring and related costs of $3.3 million and $12.9 million were recorded associated with the optimization for the three and nine months ended September 30, 2018, respectively. For additional information regarding the optimization of our U.K. operations, see Note 2, Changes in Operations, to our Consolidated Financial Statements set forth in "Part I Item 1. Financial Statements" of this quarterly report.
Continental Europe Intermodal Business: On June 5, 2018, we sold our Continental Europe intermodal business, ERS Railways B.V. (ERS), for gross cash proceeds of €11.2 million (or $13.1 million at the exchange rate on June 5, 2018) or €6.8 million (or $7.9 million at the exchange rate on June 5, 2018) net of €4.4 million (or $5.2 million at the exchange rate on June 5, 2018) of cash on hand that transferred to the buyer. Our results for the nine months ended September 30, 2018 included $24.1 million of revenues and $1.6 million of operating income from ERS.

Three Months Ended September 30, 2019 Compared with Three Months Ended September 30, 2018
Consolidated Operating Results
Operating Revenues
The following table sets forth our total operating revenues and carloads for the three months ended September 30, 2019 and 2018. The table below also reflects the calculation of our existing operations by subtracting the 2018 revenues and carloads of the operations of the leased railroads in Canada that expired at the end of 2018 from our total operations for the three months ended September 30, 2018 (dollars in thousands):

	Three Months Ended September 30,				Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations		Currency Impact on 2018 Total Operations*	Currency Impact on 2018 Existing Operations*
	2019	2018
		Total Operations	Divested Operations	Existing Operations	Amount	%	Amount	%
Freight revenues	$410,149	$423,374	$3,216	$420,158	$(13,225)	(3.1)%	$(10,009)	(2.4)%	$(8,720)	$(8,687)
Freight-related revenues	141,369	145,450	1,434	144,016	(4,081)	(2.8)%	(2,647)	(1.8)%	(4,405)	(4,391)
All other revenues	32,176	34,480	415	34,065	(2,304)	(6.7)%	(1,889)	(5.5)%	(1,026)	(1,022)
Total operating revenues	$583,694	$603,304	$5,065	$598,239	$(19,610)	(3.3)%	$(14,545)	(2.4)%	$(14,151)	$(14,100)
Carloads	798,319	838,919	7,644	831,275	(40,600)	(4.8)%	(32,956)	(4.0)%
* Currency impact was calculated by comparing the 2018 results translated from local currency to United States dollars using 2019 exchange rates to the 2018 results in United States dollars as reported.
Operating Expenses
Total operating expenses for the three months ended September 30, 2019 decreased $4.5 million, or 1.0%, to $470.9 million, compared with $475.5 million for the three months ended September 30, 2018. The decrease consisted of $5.9 million from the leased railroads in Canada that expired at the end of 2018, partially offset by an increase of $1.4 million from existing operations. Excluding a $12.5 million benefit from the depreciation of foreign currencies relative to the United States dollar, operating expenses from existing operations increased $13.9 million, or 3.0%. The increase from existing operations included increases of $10.9 million in other expense, net, primarily due to corporate development and related costs associated with the proposed Merger, $4.2 million in labor and benefits expense, $2.6 million in depreciation and amortization expense and $2.1 million in casualty and insurance expense, partially offset by decreases of $3.2 million in equipment rents expense and $2.4 million in the cost of diesel fuel used in train operations.
The following table sets forth our total operating expenses for the three months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended September 30,				Increase/(Decrease)	Currency Impact	2018 Constant Currency*	Increase/(Decrease)Constant Currency*
	2019		2018
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$175,500	30.1%	$175,853	29.1%	$(353)	$(3,879)	$171,974	$3,526
Equipment rents	30,926	5.3%	35,325	6.0%	(4,399)	(1,067)	34,258	(3,332)
Purchased services	51,055	8.7%	53,717	8.9%	(2,662)	(2,132)	51,585	(530)
Depreciation and amortization	63,026	10.8%	65,392	10.8%	(2,366)	(1,475)	63,917	(891)
Diesel fuel used in train operations	41,533	7.1%	45,713	7.6%	(4,180)	(1,284)	44,429	(2,896)
Electricity used in train operations	1,794	0.3%	2,742	0.5%	(948)	(142)	2,600	(806)
Casualties and insurance	11,658	2.0%	9,912	1.6%	1,746	(191)	9,721	1,937
Materials	32,435	5.6%	32,744	5.4%	(309)	(1,112)	31,632	803
Trackage rights	21,266	3.6%	22,838	3.8%	(1,572)	(658)	22,180	(914)
Net gain on sale and impairment of assets	(641)	(0.1)%	(642)	(0.1)%	1	11	(631)	(10)
Restructuring and related costs	3,561	0.6%	3,286	0.5%	275	(176)	3,110	451
Other expenses, net	38,825	6.7%	28,604	4.7%	10,221	(454)	28,150	10,675
Total operating expenses	$470,938	80.7%	$475,484	78.8%	$(4,546)	$(12,559)	$462,925	$8,013
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.

Operating Income/Operating Ratio
Operating income was $112.8 million for the three months ended September 30, 2019, compared with $127.8 million for the three months ended September 30, 2018. Operating income for the three months ended September 30, 2019 included corporate development and related costs of $8.2 million, primarily related to the proposed Merger, and restructuring and related costs of $3.6 million, primarily driven by our optimization activities in the U.K. Operating income for the three months ended September 30, 2018 included restructuring and related costs of $3.3 million, primarily driven by our optimization activities in the U.K., corporate development and related costs of $0.3 million and a gain on settlement of $0.9 million from the recovery of pre-petition claims associated with an Australia customer's voluntary administration (bankruptcy) in the second quarter of 2016. Our operating ratio was 80.7% for the three months ended September 30, 2019, compared with 78.8% for the three months ended September 30, 2018.
Interest Expense
Interest expense was $25.4 million for the three months ended September 30, 2019, compared with $26.4 million for the three months ended September 30, 2018. The decrease in interest expense for the three months ended September 30, 2019 was primarily driven by a decrease in outstanding borrowings due to normal scheduled payments and a decrease in interest rates.
Provision for Income Taxes
Our provision for income taxes for the three months ended September 30, 2019 was $20.0 million compared with $31.0 million for the three months ended September 30, 2018. Our effective income tax rate for the three months ended September 30, 2019 was 22.3% and included a $4.2 million income tax benefit due to the release of a reserve for an uncertain tax position due to the expiration of the statute of limitations. Excluding the release of the reserve, our effective income tax rate for the three months ended September 30, 2019 was 27.0%. Our effective income tax rate for the three months ended September 30, 2018 was 30.0% and included a $1.6 million measurement period adjustment to increase the one-time transition (toll) tax on earnings of certain foreign subsidiaries as a result of the TCJA. For additional information regarding income taxes, see Note 9, Income Taxes, to our Consolidated Financial Statements set forth in "Part I Item 1. Financial Statements" of this quarterly report.
Net Income Attributable to G&W and Earnings Per Common Share
Net income attributable to G&W for the three months ended September 30, 2019 was $66.8 million, compared with $69.6 million for the three months ended September 30, 2018. Our basic EPS were $1.18 with 56.6 million weighted average shares outstanding for the three months ended September 30, 2019, compared with basic EPS of $1.18 with 59.2 million weighted average shares outstanding for the three months ended September 30, 2018. Our diluted EPS for the three months ended September 30, 2019 were $1.16 with 57.5 million weighted average shares outstanding, compared with diluted EPS of $1.16 with 60.1 million weighted average shares outstanding for the three months ended September 30, 2018. Our results for the three months ended September 30, 2019 and 2018 included certain items affecting comparability between the periods as previously presented in the "Overview—Overview of Three-Month Results—Items Affecting Comparability."
Net Income Attributable to Noncontrolling Interest
We own a 51.1% controlling interest in our Australian Operations. As such, we include 100% of the revenues and expenses from our Australian Operations within our consolidated financial statements and report a noncontrolling interest for MIRA’s 48.9% equity ownership. Net income attributable to noncontrolling interest for the three months ended September 30, 2019 was $3.0 million, compared with $2.7 million for three months ended September 30, 2018.
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

North American Operations
Operating Revenues
The following table sets forth our North American Operations total operating revenues and carloads for the three months ended September 30, 2019 and 2018. The table also reflects the calculation of our existing operations by subtracting the 2018 revenues and carloads from the leased railroads in Canada that expired at the end of 2018 from our total operations for the three months ended September 30, 2018 (dollars in thousands):

	Three Months Ended September 30,				Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations		Currency Impact on 2018 Total Operations*	Currency Impact on 2018 Existing Operations*
	2019	2018
		Total Operations	Divested Operations	Existing Operations	Amount	%	Amount	%
Freight revenues	$268,025	$273,432	$3,216	$270,216	$(5,407)	(2.0)%	$(2,191)	(0.8)%	$(183)	$(150)
Freight-related revenues	68,129	66,045	1,434	64,611	2,084	3.2%	3,518	5.4%	(83)	(69)
All other revenues	16,288	16,232	415	15,817	56	0.3%	471	3.0%	(28)	(24)
Total operating revenues	$352,442	$355,709	$5,065	$350,644	$(3,267)	(0.9)%	$1,798	0.5%	$(294)	$(243)
Carloads	415,339	446,219	7,644	438,575	(30,880)	(6.9)%	(23,236)	(5.3)%

*	Currency impact was calculated by comparing the 2018 results translated from local currency to United States dollars using 2019 exchange rates to the 2018 results in United States dollars as reported.
Freight Revenues
The following table sets forth our North American Operations total freight revenues for the three months ended September 30, 2019 and 2018. The table below also reflects the calculation of our existing operations by subtracting the 2018 revenues and carloads from the leased railroads in Canada that expired at the end of 2018 from our total operations for the three months ended September 30, 2018 (dollars in thousands):

	Three Months Ended September 30,				Increase/(Decrease) in Existing Operations	Currency Impact on Existing Operations	2018 Constant Currency Existing Operations*	Increase/(Decrease) in Existing Operations Constant Currency*
	2019	2018
Commodity Group		Total Operations	Divested Operations	Existing Operations
Agricultural Products	$34,574	$30,565	$467	$30,098	$4,476	$(8)	$30,090	$4,484
Autos & Auto Parts	6,339	5,513	264	5,249	1,090	(6)	5,243	1,096
Chemicals & Plastics	39,518	38,436	586	37,850	1,668	(23)	37,827	1,691
Coal & Coke	18,336	23,006	—	23,006	(4,670)	(10)	22,996	(4,660)
Food & Kindred Products	8,355	8,761	225	8,536	(181)	(1)	8,535	(180)
Intermodal	461	514	—	514	(53)	—	514	(53)
Lumber & Forest Products	22,862	24,113	77	24,036	(1,174)	(10)	24,026	(1,164)
Metallic Ores	4,225	3,573	(1)	3,574	651	(10)	3,564	661
Metals	28,115	34,904	502	34,402	(6,287)	(20)	34,382	(6,267)
Minerals & Stone	41,399	38,570	193	38,377	3,022	(12)	38,365	3,034
Petroleum Products	19,027	18,236	658	17,578	1,449	(11)	17,567	1,460
Pulp & Paper	30,648	31,961	34	31,927	(1,279)	(33)	31,894	(1,246)
Waste	8,278	8,089	63	8,026	252	(2)	8,024	254
Other	5,888	7,191	148	7,043	(1,155)	(4)	7,039	(1,151)
Total	$268,025	$273,432	$3,216	$270,216	$(2,191)	$(150)	$270,066	$(2,041)
*     Constant currency amounts reflect the prior period existing operations translated at the current period exchange rates.

The following table sets forth our North American Operations freight revenues, carloads and average freight revenues per carload for the three months ended September 30, 2019 and 2018 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads		Average Freight Revenues Per Carload

	Three Months Ended September 30,				Three Months Ended September 30,		Three Months Ended
	2019		2018 Constant Currency*				September 30,
Commodity Group	Amount	% of Total	Amount	% of Total	2019	2018	2019	2018	2018 Constant Currency*
Agricultural Products	$34,574	12.9%	$30,552	11.2%	56,026	50,989	$617	$599	$599
Autos & Auto Parts	6,339	2.4%	5,506	2.0%	9,575	8,724	662	632	631
Chemicals & Plastics	39,518	14.7%	38,407	14.0%	43,293	43,903	913	875	875
Coal & Coke	18,336	6.8%	22,996	8.4%	52,782	70,314	347	327	327
Food & Kindred Products	8,355	3.1%	8,757	3.2%	13,971	15,312	598	572	572
Intermodal	461	0.2%	514	0.2%	3,983	4,922	116	104	104
Lumber & Forest Products	22,862	8.5%	24,103	8.8%	34,840	37,328	656	646	646
Metallic Ores	4,225	1.6%	3,565	1.3%	4,872	4,655	867	768	766
Metals	28,115	10.5%	34,878	12.8%	33,862	43,752	830	798	797
Minerals & Stone	41,399	15.5%	38,555	14.1%	62,357	60,496	664	638	637
Petroleum Products	19,027	7.1%	18,219	6.7%	26,081	26,231	730	695	695
Pulp & Paper	30,648	11.4%	31,926	11.7%	40,638	44,403	754	720	719
Waste	8,278	3.1%	8,087	3.0%	15,764	15,859	525	510	510
Other	5,888	2.2%	7,184	2.6%	17,295	19,331	340	372	372
Total	$268,025	100.0%	$273,249	100.0%	415,339	446,219	$645	$613	$612
*     Constant currency amounts reflect the prior period results translated at the current period exchange rates.
Total traffic from our North American Operations decreased 30,880 carloads, or 6.9%, to 415,339 carloads for the three months ended September 30, 2019, compared with the three months ended September 30, 2018. Excluding traffic from the railroad leases in Canada that expired at the end of 2018, existing operations traffic decreased 23,236 carloads, or 5.3%, which included decreases of 17,532 carloads of coal and coke traffic, 8,428 carloads of metals traffic, 3,698 carloads of pulp and paper traffic, 2,292 carloads of lumber and forest products traffic and 1,597 carloads of other commodity traffic, partially offset by increases of 6,080 carloads of agricultural products traffic, 2,553 carloads of minerals and stone traffic and 1,376 carloads of autos and auto parts traffic. All remaining traffic increased by a net 302 carloads.
Changes in average freight revenues per carload in a commodity group may be impacted by changes in customer rates, fuel surcharges, commodity mix and the mix of customer traffic within a commodity group. Excluding a 0.2% impact of foreign currency, average freight revenues per carload from our North American Operations increased 5.4% to $645 for the three months ended September 30, 2019, compared with the same period in 2018. Average freight revenues per carload from existing operations, excluding the impact of foreign currency, increased 4.7% for the three months ended September 30, 2019, compared with the same period in 2018. The increase in average freight revenues per carload was impacted by a change in the mix of commodities, which increased average freight revenues per carload by 1.7%, while higher fuel surcharges decreased average freight revenues per carload by 0.6%. Excluding these factors, average freight revenues per carload increased 3.6%.
The following information discusses the significant changes in our North American Operations freight revenues by commodity group excluding the impact of foreign currency and freight revenues from the leased railroads in Canada that expired at the end of 2018.
Agricultural products revenues increased $4.5 million, or 14.9%. Agricultural products traffic increased 6,080 carloads, or 12.2%, which increased revenues by $3.8 million, and average freight revenues per carload increased 2.5%, which increased revenues by $0.7 million. The increase in carloads was primarily due to increased grain shipments in the midwestern United States and farm products shipments in the western United States.
Autos and auto parts revenues increased $1.1 million, or 20.9%. Autos and auto parts traffic increased 1,376 carloads, or 16.8%, which increased revenues by $0.9 million, and average freight revenues per carload increased 3.6%, which increased revenues by $0.2 million. The increase in carloads was primarily due to higher export demand in the western United States.

Chemicals and plastics revenues increased $1.7 million, or 4.5%. Chemicals and plastics traffic increased 937 carloads, or 2.2%, which increased revenues by $0.9 million, and average freight revenues per carload increased 2.2%, which increased revenues by $0.8 million. The increase in carloads was primarily due to an increase in ethanol shipments in the midwestern United States associated with a new customer.
Coal and coke revenues decreased $4.7 million, or 20.3%. Coal and coke traffic decreased 17,532 carloads, or 24.9%, which decreased revenues by $6.1 million, while average freight revenues per carload increased 6.2%, which increased revenues by $1.4 million. The decrease in carloads was primarily due to reduced demand in the midwestern, southern and northeastern United States primarily associated with unplanned outages, pending plant closures, natural gas competition and high inventories. The increase in average freight revenues per carload was primarily due to a change in the mix of business.
Lumber and forest products revenues decreased $1.2 million, or 4.8%. Lumber and forest products traffic decreased 2,292 carloads, or 6.2%, which decreased revenues by $1.5 million, while average freight revenues per carload increased 1.4%, which increased revenues by $0.3 million. The decrease in carloads was primarily due to less demand for lumber across North America and decreased export log shipments in the western United States.
Metals revenues decreased $6.3 million, or 18.2%. Metals traffic decreased 8,428 carloads, or 19.9%, which decreased revenues by $7.0 million, while average freight revenues per carload increased 2.1%, which increased revenues by $0.7 million. The decrease in carloads was primarily due to decreased finished steel shipments in the southern and northeastern United States and decreased scrap steel shipments in the northeastern and midwestern United States.
Minerals and stone revenues increased $3.0 million, or 7.9%. Minerals and stone traffic increased 2,553 carloads, or 4.3%, which increased revenues $1.7 million, and average freight revenues per carload increased 3.4%, which increased revenues by $1.3 million. The increase in carloads was primarily due to increased aggregates shipments across North America.
Petroleum products revenues increased $1.5 million, or 8.3%. Petroleum products average freight revenues per carload increased 5.2%, which increased revenues by $0.9 million, and traffic increased 766 carloads, or 3.0%, which increased revenues by $0.6 million. The increase in average freight revenues per carload was primarily due to stronger pricing and a change in the mix of business.
Pulp and paper revenues decreased $1.2 million, or 3.9%. Pulp and paper traffic decreased 3,698 carloads, or 8.3%, which decreased revenues by $2.8 million, while average freight revenues per carload increased 4.8%, which increased revenues by $1.6 million. The decrease in carloads was primarily due to fewer shipments of containerboard across the United States.
Other commodity revenues decreased $1.2 million, or 16.4%. Other commodity average freight revenues per carload decreased 8.8%, which decreased revenues by $0.6 million, and traffic decreased 1,597 carloads, or 8.5%, which decreased revenues by $0.6 million. The decrease in carloads was primarily due to decreased empty car traffic in the midwestern United Sates and the decrease in average freight revenues per carload was primarily due to a change in mix of the business, led by fewer shipments of wind tower components in the midwestern United States.
Freight revenues from all remaining commodities combined increased by a net $0.7 million.
Freight-Related Revenues
Freight-related revenues from our North American Operations, which includes revenues from railcar switching, track access fees, storage and other ancillary revenues related to the movement of freight, were $68.1 million for the three months ended September 30, 2019, compared with $66.0 million for the three months ended September 30, 2018, an increase of $2.1 million, or 3.2%. Excluding $1.4 million of revenues from the leased railroads in Canada that expired at the end of 2018, and a $0.1 million decrease due to foreign currency depreciation, freight-related revenues from our North American Operations existing operations increased $3.6 million, or 5.6%, for the three months ended September 30, 2019, compared with $64.5 million for the three months ended September 30, 2018. The increase in freight-related revenues from our existing operations was primarily due to increases in switching and storage revenues in the southeastern United States, demurrage revenues in the midwestern United States and revenue from volume commitment shortfall contracts in the southern United States.

All Other Revenues
All other revenues from our North American Operations, which includes revenues from third-party railcar and locomotive repairs, property rentals and other ancillary revenues not directly related to the movement of freight, were $16.3 million for the three months ended September 30, 2019, compared with $16.2 million for the three months ended September 30, 2018, an increase of $0.1 million, or 0.3%. Excluding $0.4 million in revenues from the leased railroads in Canada that expired at the end of 2018 and a decrease of less than $0.1 million due to foreign currency depreciation, all other revenues from our North American Operations increased $0.5 million, or 3.1%, for the three months ended September 30, 2019, compared with $15.8 million for the three months ended September 30, 2018.
Operating Expenses
Total operating expenses from our North American Operations increased $3.6 million, or 1.4%, to $256.8 million for the three months ended September 30, 2019, compared with $253.2 million for the three months ended September 30, 2018. The increase included a $9.7 million increase from existing operations, partially offset by a $5.9 million decrease in expenses from the leased railroads in Canada that expired at the end of 2018 and a $0.2 million decrease due to foreign currency depreciation. The increase from existing operations included increases of $6.6 million in other expenses, net, primarily due to corporate development and related costs associated with the proposed Merger, $2.4 million in purchased services expense, $2.1 million in casualties and insurance expense and $1.3 million in depreciation and amortization expense, partially offset by decreases of $3.3 million in equipment rent expense and $2.0 million in the cost of diesel fuel used in train operations.
The following table sets forth operating expenses from our North American Operations for the three months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended September 30,				Increase/(Decrease)	Currency Impact	2018 Constant Currency*	Increase/(Decrease) Constant Currency*
	2019		2018
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$108,161	30.7%	$107,940	30.3%	$221	$(88)	$107,852	$309
Equipment rents	12,075	3.4%	15,441	4.4%	(3,366)	(11)	15,430	(3,355)
Purchased services	16,648	4.7%	14,968	4.2%	1,680	(14)	14,954	1,694
Depreciation and amortization	39,164	11.1%	41,388	11.6%	(2,224)	(63)	41,325	(2,161)
Diesel fuel used in train operations	20,673	5.9%	23,230	6.5%	(2,557)	(25)	23,205	(2,532)
Casualties and insurance	8,605	2.4%	6,636	1.9%	1,969	(2)	6,634	1,971
Materials	13,577	3.9%	12,836	3.6%	741	(11)	12,825	752
Trackage rights	11,028	3.1%	10,586	3.0%	442	(1)	10,585	443
Net gain on sale and impairment of assets	(509)	(0.1)%	(506)	(0.1)%	(3)	4	(502)	(7)
Restructuring and related costs	323	0.1%	1	—%	322	—	1	322
Other expenses, net	27,064	7.7%	20,705	5.8%	6,359	(13)	20,692	6,372
Total operating expenses	$256,809	72.9%	$253,225	71.2%	$3,584	$(224)	$253,001	$3,808
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following information discusses the significant changes in operating expenses of our North American Operations excluding a decrease of $0.2 million due to the impact from foreign currency depreciation.
Equipment rents expense was $12.1 million for the three months ended September 30, 2019, compared with $15.4 million for the three months ended September 30, 2018, a decrease of $3.4 million, or 21.7%. The decrease was primarily due to reduced car hire expense from existing operations as a result of more fluid car movements in 2019.
Purchased services expense was $16.6 million for the three months ended September 30, 2019, compared with $15.0 million for the three months ended September 30, 2018, an increase of $1.7 million, or 11.3%. The increase consisted of $2.4 million from existing operations, partially offset by a decrease of $0.7 million from the expired Canadian leases. The increase in existing operations was primarily due to increases in track maintenance expense in 2019.

Depreciation and amortization expense was $39.2 million for the three months ended September 30, 2019, compared with $41.3 million for the three months ended September 30, 2018, a decrease of $2.2 million, or 5.2%. The decrease consisted of $3.5 million from the expired Canadian leases, partially offset by an increase of $1.3 million from existing operations. The increase from existing operations was primarily attributable to capital spending in 2018.
The cost of diesel fuel used in train operations was $20.7 million for the three months ended September 30, 2019, compared with $23.2 million for the three months ended September 30, 2018, a decrease of $2.5 million, or 10.9%. The decrease consisted of $2.0 million from existing operations and $0.5 million from the expired Canadian leases. The decrease from existing operations consisted of $2.6 million due to an 11.4% decrease in average fuel cost per gallon, partially offset by an increase of $0.6 million due to higher diesel fuel consumption.
Casualties and insurance expense was $8.6 million for the three months ended September 30, 2019, compared with $6.6 million for the three months ended September 30, 2018, an increase of $2.0 million, or 29.7%. The increase in existing operations was primarily attributable to higher derailment expense in 2019 associated with the washouts on the Rapid City, Pierre & Eastern Railroad.
Other expenses, net were $27.1 million for the three months ended September 30, 2019, compared with $20.7 million for the three months ended September 30, 2018, an increase of $6.4 million, or 30.8%. The increase consisted of $6.6 million from existing operations, partially offset by a decrease of $0.2 million from the expired Canadian leases. The increase from existing operations was primarily due to corporate development and related costs in 2019 associated with the proposed Merger.
Operating Income/Operating Ratio
Operating income from our North American Operations was $95.6 million for the three months ended September 30, 2019, compared with $102.5 million for the three months ended September 30, 2018. Operating income for the three months ended September 30, 2019 included corporate development and related costs of $7.8 million and restructuring and related costs of $0.3 million. Operating income for the three months ended September 30, 2018 included corporate development and related costs of $0.1 million. The operating ratio was 72.9% for the three months ended September 30, 2019, compared with 71.2% for the three months ended September 30, 2018.
Australian Operations
Operating Revenues
As previously disclosed, we own a controlling 51.1% interest in our Australian Operations, and therefore, we include 100% of our Australian Operations within our consolidated financial statements with a 48.9% noncontrolling interest recorded to reflect MIRA's ownership. The following table sets forth our Australian Operations operating revenues and carloads for the three months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended September 30,		Increase/(Decrease) in Total Operations		Currency Impact on 2018 Total Operations*
	2019	2018	Amount	%
Freight revenues	$61,457	$65,249	$(3,792)	(5.8)%	$(4,066)
Freight-related revenues	8,011	10,136	(2,125)	(21.0)%	(633)
All other revenues	2,132	1,318	814	61.8%	(84)
Total operating revenues	$71,600	$76,703	$(5,103)	(6.7)%	$(4,783)
Carloads	147,478	151,318	(3,840)	(2.5)%

*	Currency impact was calculated by comparing the 2018 results translated from local currency to United States dollars using 2019 exchange rates to the 2018 results in United States dollars as reported.

Freight Revenues
The following table sets forth the changes in our Australian Operations freight revenues by commodity group for the three months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended September 30,		Increase/(Decrease) in Total Operations	Currency Impact	2018 Constant Currency*	Increase/(Decrease) in Total Operations Constant Currency*

Commodity Group	2019	2018
Agricultural Products	$2,631	$4,150	$(1,519)	$(259)	$3,891	$(1,260)
Coal & Coke	33,187	32,357	830	(2,025)	30,332	2,855
Intermodal	16,446	17,538	(1,092)	(1,088)	16,450	(4)
Metallic Ores	7,036	8,914	(1,878)	(552)	8,362	(1,326)
Minerals & Stone	1,979	2,066	(87)	(127)	1,939	40
Petroleum Products	178	224	(46)	(15)	209	(31)
Total	$61,457	$65,249	$(3,792)	$(4,066)	$61,183	$274
*     Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following table sets forth our Australian Operations freight revenues, carloads and average freight revenues per carload for the three months ended September 30, 2019 and 2018 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads		Average Freight Revenues Per Carload

	Three Months Ended September 30,				Three Months Ended September 30,		Three Months Ended
	2019		2018 Constant Currency*				September 30,
Commodity Group	Amount	% of Total	Amount	% of Total	2019	2018	2019	2018	2018 Constant Currency*
Agricultural Products	$2,631	4.3%	$3,891	6.4%	1,525	6,529	$1,725	$636	$596
Coal & Coke	33,187	54.0%	30,332	49.6%	109,210	106,809	304	303	284
Intermodal	16,446	26.8%	16,450	26.9%	14,564	14,610	1,129	1,200	1,126
Metallic Ores	7,036	11.4%	8,362	13.7%	4,984	6,464	1,412	1,379	1,294
Minerals & Stone	1,979	3.2%	1,939	3.1%	17,121	16,813	116	123	115
Petroleum Products	178	0.3%	209	0.3%	74	93	2,405	2,409	2,247
Total	$61,457	100.0%	$61,183	100.0%	147,478	151,318	$417	$431	$404
*     Constant currency amounts reflect the prior period results translated at the current period exchange rates.
Total traffic from our Australian Operations decreased 3,840 carloads, or 2.5%, to 147,478 carloads for the three months ended September 30, 2019, compared with the three months ended September 30, 2018, primarily due to decreases of 5,004 carloads of agricultural products traffic and 1,480 carloads of metallic ores traffic, partially offset by an increase of 2,401 carloads of coal and coke traffic. All remaining traffic increased by a net 243 carloads.
Changes in average freight revenues per carload in a commodity group may be impacted by changes in customer rates, fuel surcharges, commodity mix and the mix of customer traffic within a commodity group. Excluding a 6.4% impact of foreign currency, average freight revenues per carload from our Australian Operations increased 3.2% to $417 for the three months ended September 30, 2019, compared with the same period in 2018. A change in the mix of commodities decreased average freight revenues per carload by 13.8%, and lower fuel surcharges decreased average freight revenues per carload by 0.2%. Excluding these factors, average freight revenues per carload increased 17.2% primarily due to an increase in agricultural products freight revenues per carload.
The following information discusses the significant changes in our Australian Operations freight revenues by commodity group excluding the impact of foreign currency.

Agricultural products revenues decreased $1.3 million, or 32.4%. Agricultural products traffic decreased 5,004 carloads, or 76.6%, which decreased revenues by $8.6 million, while average freight revenues per carload increased 189.4%, which increased revenues by $7.4 million. The decrease in carloads was primarily due to a drought-related smaller grain harvest in 2019. The increase in average freight revenue per carload was primarily due to a change in mix and the conclusion of services on the Eyre Peninsula. The decrease in grain traffic resulted in higher average freight revenues per carload, primarily due to the rate structure for Australian grain traffic, which has both a fixed and variable component.
Coal and coke revenues increased $2.9 million, or 9.4%. Coal and coke average freight revenues per carload increased 7.0%, which increased revenues by $2.1 million, and traffic increased 2,401 carloads, or 2.2%, which increased revenues by $0.7 million. The increase in average freight revenues per carload was primarily due to a change in the mix of business.
Metallic ores revenues decreased $1.3 million, or 15.9%. Metallic ores traffic decreased 1,480 carloads, or 22.9%, which decreased revenues by $2.1 million, primarily due to a temporary mine closure in 2019.
Freight revenues from all remaining commodities were relatively flat.
Freight-Related Revenues
Excluding a $0.6 million decrease due to foreign currency depreciation, freight-related revenues from our Australian Operations, which includes revenues from railcar switching, track access rights, crewing services, storage and other ancillary revenues related to the movement of freight, decreased $1.5 million, or 15.7%, to $8.0 million for the three months ended September 30, 2019, compared with $9.5 million for the three months ended September 30, 2018. The decrease in freight-related revenues was primarily due to switching competition and prolonged drought conditions in 2019.
All Other Revenues
Excluding a $0.1 million decrease due to foreign currency depreciation, all other revenues from our Australian Operations, which includes revenues from third-party railcar and locomotive repairs, property rentals and other ancillary revenues not directly related to the movement of freight, increased $0.9 million, or 72.8%, to $2.1 million for the three months ended September 30, 2019, compared with $1.2 million for the three months ended September 30, 2018.
Operating Expenses
Total operating expenses from our Australian Operations for the three months ended September 30, 2019 decreased $3.9 million, or 6.9%, to $52.1 million, compared with $56.0 million for the three months ended September 30, 2018, primarily due to a $3.5 million decrease from foreign currency depreciation for the three months ended September 30, 2019 compared with the three months ended September 30, 2018.
The following table sets forth operating expenses from our Australian Operations for the three months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended September 30,				Increase/(Decrease)	Currency Impact	2018 Constant Currency*	Increase/(Decrease) Constant Currency*
	2019		2018
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$15,865	22.2%	$17,400	22.7%	$(1,535)	$(1,085)	$16,315	$(450)
Equipment rents	1,047	1.5%	1,452	1.9%	(405)	(91)	1,361	(314)
Purchased services	5,444	7.6%	6,319	8.2%	(875)	(393)	5,926	(482)
Depreciation and amortization	13,779	19.2%	14,937	19.5%	(1,158)	(929)	14,008	(229)
Diesel fuel used in train operations	7,069	9.9%	8,074	10.5%	(1,005)	(504)	7,570	(501)
Casualties and insurance	2,117	3.0%	1,651	2.2%	466	(102)	1,549	568
Materials	2,740	3.8%	3,003	3.9%	(263)	(188)	2,815	(75)
Trackage rights	1,555	2.2%	1,932	2.5%	(377)	(123)	1,809	(254)
Net gain on sale and impairment of assets	(111)	(0.2)%	(20)	—%	(91)	1	(19)	(92)
Other expenses, net	2,611	3.6%	1,242	1.6%	1,369	(85)	1,157	1,454
Total operating expenses	$52,116	72.8%	$55,990	73.0%	$(3,874)	$(3,499)	$52,491	$(375)
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.

The following information discusses the significant change in operating expenses of our Australian Operations excluding a $3.5 million decrease from foreign currency depreciation.
Other expenses, net were $2.6 million for the three months ended September 30, 2019, compared with $1.2 million for the three months ended September 30, 2018, an increase of $1.5 million. Other expense, net for the three months ended September 30, 2018 included a $0.9 million gain on settlement related to a customer's voluntary administration (bankruptcy).
Operating Income/Operating Ratio
Total operating income from our Australian Operations decreased $1.2 million, or 5.9%, to $19.5 million for the three months ended September 30, 2019, compared with $20.7 million for the three months ended September 30, 2018. The operating ratio was 72.8% for the three months ended September 30, 2019, compared with 73.0% for the three months ended September 30, 2018. Operating income from our Australian Operations was negatively impacted by $1.3 million from foreign currency depreciation.
U.K./European Operations
Operating Revenues
The following table sets forth our U.K./European Operations operating revenues and carloads for the three months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended September 30,		Increase/(Decrease) in Total Operations		Currency Impact on 2018 Total Operations*
	2019	2018	Amount	%
Freight revenues	$80,667	$84,693	$(4,026)	(4.8)%	$(4,471)
Freight-related revenues	65,229	69,269	(4,040)	(5.8)%	(3,689)
All other revenues	13,756	16,930	(3,174)	(18.7)%	(914)
Total operating revenues	$159,652	$170,892	$(11,240)	(6.6)%	$(9,074)
Carloads	235,502	241,382	(5,880)	(2.4)%
* Currency impact was calculated by comparing the 2018 results translated from local currency to United States dollars using 2019 exchange rates to the 2018 results in United States dollars as reported.
Freight Revenues
The following table sets forth the changes in our U.K./European Operations freight revenues by commodity group for the three months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended September 30,		Increase/(Decrease) in Total Operations	Currency Impact	2018 Constant Currency*	Increase/(Decrease) in Total Operations Constant Currency*

Commodity Group	2019	2018
Agricultural Products	$763	$1,053	$(290)	$(55)	$998	$(235)
Coal & Coke	606	2,588	(1,982)	(137)	2,451	(1,845)
Intermodal	56,998	58,609	(1,611)	(3,177)	55,432	1,566
Minerals & Stone	21,672	22,344	(672)	(1,097)	21,247	425
Petroleum Products	628	99	529	(5)	94	534
Total	$80,667	$84,693	$(4,026)	$(4,471)	$80,222	$445
*     Constant currency amounts reflect the prior period existing operations translated at the current period exchange rates.

The following table sets forth our U.K./European Operations freight revenues, carloads and average freight revenues per carload for the three months ended September 30, 2019 and 2018 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads		Average Freight Revenues Per Carload

	Three Months Ended September 30,				Three Months Ended September 30,		Three Months Ended
	2019		2018 Constant Currency*				September 30,
Commodity Group	Amount	% of Total	Amount	% of Total	2019	2018	2019	2018	2018 Constant Currency*
Agricultural Products	$763	0.9%	$998	1.2%	560	776	$1,363	$1,357	$1,286
Coal & Coke	606	0.7%	2,451	3.1%	1,468	4,271	413	606	574
Intermodal	56,998	70.7%	55,432	69.1%	179,147	188,002	318	312	295
Minerals & Stone	21,672	26.9%	21,247	26.5%	51,430	48,111	421	464	442
Petroleum Products	628	0.8%	94	0.1%	2,897	222	217	446	423
Total	$80,667	100.0%	$80,222	100.0%	235,502	241,382	$343	$351	$332

*	Constant currency amounts reflect the prior period results translated at the current period exchange rates.
Total traffic from our U.K./European Operations decreased 5,880 carloads, or 2.4%, to 235,502 carloads for the three months ended September 30, 2019, compared with the same period in 2018, primarily due to decreases of 8,855 carloads of intermodal traffic and 2,803 carloads of coal and coke traffic, partially offset by increases of 3,319 carloads of minerals and stone traffic and 2,675 carloads of petroleum products traffic. All remaining traffic decreased by 216 carloads.
Changes in average freight revenues per carload in a commodity group may be impacted by changes in customer rates, fuel surcharges, commodity mix and the mix of customer traffic within a commodity group. Excluding a 5.6% impact of foreign currency, average freight revenues per carload from our U.K./European Operations increased 3.3% to $343 for the three months ended September 30, 2019, compared with the same period in 2018.
The following information discusses the significant changes in our U.K./European Operations freight revenues by commodity group excluding the impact of foreign currency.
Coal and coke revenues decreased $1.8 million, or 75.3%. Coal and coke traffic decreased 2,803 carloads, or 65.6%, which decreased revenues by $1.2 million, and average freight revenues per carload decreased 28.0%, which decreased revenues by $0.7 million. The carload decrease was primarily due to the conclusion of certain customer contracts in the U.K.
Intermodal revenues increased $1.6 million, or 2.8%. Intermodal average freight revenues per carload increased 7.8%, which increased revenues by $4.4 million, while traffic decreased 8,855 carloads, or 4.7%, which decreased revenues by $2.8 million. The increase in average freight revenues per carload was primarily due to stronger pricing in the U.K. The decrease in carloads was primarily due to service cancellations and lower demand.
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
Excluding a $3.7 million decrease due to foreign currency depreciation, freight-related revenues from our U.K./European Operations decreased $0.4 million, or 0.5%, to $65.2 million for the three months ended September 30, 2019, compared with $65.6 million for the three months ended September 30, 2018.

All Other Revenues
Excluding a $0.9 million decrease due to foreign currency depreciation, all other revenues from our U.K./European Operations, which includes revenues from container sales and conversions, third-party car and locomotive repairs, property rentals and other ancillary revenues not directly related to the movement of freight, decreased $2.3 million, or 14.1%, to $13.8 million for the three months ended September 30, 2019, compared with $16.0 million for the three months ended September 30, 2018. The decrease in all other revenues was primarily due to reduced management and technical support revenues in Saudi Arabia in 2019.
Operating Expenses
Excluding an $8.8 million decrease due to foreign currency depreciation, total operating expenses from our U.K./European Operations increased $4.6 million, or 2.9%, to $162.0 million for the three months ended September 30, 2019, compared with $157.4 million for the three months ended September 30, 2018. The increase included $3.7 million in labor and benefits expense, $2.8 million in other expenses, net and $1.5 million in depreciation and amortization expense, partially offset by decreases of $1.7 million in purchased services expense and $1.1 million in trackage rights expense.
The following table sets forth operating expenses from our U.K./European Operations for the three months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended September 30,				Increase/(Decrease)	Currency Impact	2018 Constant Currency*	Increase/(Decrease) Constant Currency*
	2019		2018
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$51,474	32.3%	$50,513	29.6%	$961	$(2,706)	$47,807	$3,667
Equipment rents	17,804	11.2%	18,432	10.8%	(628)	(965)	17,467	337
Purchased services	28,963	18.1%	32,430	19.0%	(3,467)	(1,725)	30,705	(1,742)
Depreciation and amortization	10,083	6.3%	9,067	5.3%	1,016	(483)	8,584	1,499
Diesel fuel used in train operations	13,791	8.7%	14,409	8.4%	(618)	(755)	13,654	137
Electricity used in train operations	1,794	1.1%	2,742	1.6%	(948)	(142)	2,600	(806)
Casualties and insurance	936	0.6%	1,625	1.0%	(689)	(87)	1,538	(602)
Materials	16,118	10.1%	16,905	9.9%	(787)	(913)	15,992	126
Trackage rights	8,683	5.4%	10,320	6.0%	(1,637)	(534)	9,786	(1,103)
Net gain on sale and impairment of assets	(21)	—%	(116)	(0.1)%	95	6	(110)	89
Restructuring and related costs	3,238	2.0%	3,285	1.9%	(47)	(176)	3,109	129
Other expenses, net	9,150	5.7%	6,657	3.9%	2,493	(356)	6,301	2,849
Total operating expenses	$162,013	101.5%	$166,269	97.3%	$(4,256)	$(8,836)	$157,433	$4,580
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following information discusses the significant changes in operating expenses from our U.K./European Operations excluding a decrease of $8.8 million due to foreign currency depreciation.
Labor and benefits expense was $51.5 million for the three months ended September 30, 2019, compared with $47.8 million for the three months ended September 30, 2018, an increase of $3.7 million, or 7.7%. The increase was primarily due to annual wage increases and an increase in headcount to support new business, partially offset by savings resulting from the U.K. Operations optimization program.
Purchased services expense was $29.0 million for the three months ended September 30, 2019, compared with $30.7 million for the three months ended September 30, 2018, a decrease of $1.7 million, or 5.7%. The decrease was primarily due to reduced subcontractor costs in 2019.
Depreciation and amortization expense was $10.1 million for the three months ended September 30, 2019, compared with $8.6 million for the three months ended September 30, 2018, an increase of $1.5 million, or 17.5%. The increase was primarily due to capital spending in 2018.
Trackage rights expense was $8.7 million for the three months ended September 30, 2019, compared with $9.8 million for the three months ended September 30, 2018, a decrease of $1.1 million, or 11.3%. The decrease was primarily due to a refund of prior year track access costs.

Other expenses, net were $9.2 million for the three months ended September 30, 2019, compared with $6.3 million for the three months ended September 30, 2018, an increase of $2.8 million, or 45.2%. The increase was primarily attributable to unrealized foreign currency costs related to the revaluation of non-functional currency denominated operating lease liabilities in Poland, which are now included on the balance sheet with the adoption of the new lease standard. See Note 5, Leases, to our Consolidated Financial Statements set forth in "Part I Item 1. Financial Statements" of this quarterly report for additional information regarding this standard.
Operating Loss/Operating Ratio
Operating loss from our U.K./European Operations was $2.4 million for the three months ended September 30, 2019, compared with operating income of $4.6 million for the three months ended September 30, 2018. The operating loss for the three months ended September 30, 2019 included $3.2 million of restructuring and related costs primarily driven by our optimization activities in the U.K. The operating income for the three months ended September 30, 2018 included $3.3 million of restructuring and related costs. The operating ratio was 101.5% for the three months ended September 30, 2019, compared with 97.3% for the three months ended September 30, 2018.
Nine Months Ended September 30, 2019 Compared with Nine Months Ended September 30, 2018
Consolidated Operating Results
Operating Revenues
The following table sets forth our total operating revenues and carloads for the nine months ended September 30, 2019 and 2018. The table below also reflects the calculation of our existing operations by subtracting the 2018 revenues and carloads of the divested operations of ERS and the leased railroads in Canada that expired at the end of 2018 from our total operations for the nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Nine Months Ended September 30,				Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations		Currency Impact on 2018 Total Operations*	Currency Impact on 2018 Existing Operations*
		2018
	2019	Total Operations	Divested Operations	Existing Operations	Amount	%	Amount	%
Freight revenues	$1,196,619	$1,241,245	$27,121	$1,214,124	$(44,626)	(3.6)%	$(17,505)	(1.4)%	$(32,978)	$(31,407)
Freight-related revenues	420,027	429,049	11,759	417,290	(9,022)	(2.1)%	2,737	0.7%	(14,968)	(14,339)
All other revenues	96,617	102,661	1,373	101,288	(6,044)	(5.9)%	(4,671)	(4.6)%	(3,500)	(3,454)
Total operating revenues	$1,713,263	$1,772,955	$40,253	$1,732,702	$(59,692)	(3.4)%	$(19,439)	(1.1)%	$(51,446)	$(49,200)
Carloads	2,326,187	2,484,595	74,738	2,409,857	(158,408)	(6.4)%	(83,670)	(3.5)%
* Currency impact was calculated by comparing the 2018 results translated from local currency to United States dollars using 2019 exchange rates to the 2018 results in United States dollars as reported.
Operating Expenses
Total operating expenses for the nine months ended September 30, 2019 decreased $28.5 million, or 2.0%, to $1,426.6 million, compared with $1,455.1 million for the nine months ended September 30, 2018. The decrease consisted of $40.0 million from the divested operations and the leased railroads in Canada that expired at the end of 2018, partially offset by an increase of $11.5 million from existing operations. Excluding a $44.4 million benefit from the depreciation of foreign currencies relative to the United States dollar, operating expenses from existing operations increased $55.9 million, or 4.1%. The increase from existing operations included increases of $19.3 million in other expenses, net, $17.6 million in labor and benefits expense, $7.4 million in purchased services expense, $7.1 million in depreciation and amortization expense, $6.5 million in restructuring and related costs and $3.0 million in casualties and insurance expense, partially offset by decreases of $3.9 million in equipment rents expense and $3.2 million in the cost of diesel fuel used in train operations.

The following table sets forth our total operating expenses for the nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Nine Months Ended September 30,				Increase/(Decrease)	Currency Impact	2018 Constant Currency*	Increase/(Decrease) Constant Currency*
	2019		2018
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$539,751	31.5%	$539,407	30.4%	$344	$(14,272)	$525,135	$14,616
Equipment rents	95,169	5.6%	104,214	5.9%	(9,045)	(4,011)	100,203	(5,034)
Purchased services	156,337	9.1%	178,864	10.1%	(22,527)	(8,693)	170,171	(13,834)
Depreciation and amortization	188,169	11.0%	197,127	11.1%	(8,958)	(5,811)	191,316	(3,147)
Diesel fuel used in train operations	127,674	7.5%	137,487	7.8%	(9,813)	(4,628)	132,859	(5,185)
Electricity used in train operations	6,344	0.4%	7,020	0.4%	(676)	(425)	6,595	(251)
Casualties and insurance	34,869	2.0%	32,862	1.8%	2,007	(719)	32,143	2,726
Materials	94,949	5.5%	97,589	5.5%	(2,640)	(3,701)	93,888	1,061
Trackage rights	64,633	3.8%	67,119	3.8%	(2,486)	(2,382)	64,737	(104)
Net gain on sale and impairment of assets	(1,151)	(0.1)%	(2,501)	(0.1)%	1,350	9	(2,492)	1,341
Restructuring costs	18,756	1.1%	12,931	0.7%	5,825	(673)	12,258	6,498
Other expenses, net	101,097	5.9%	82,978	4.7%	18,119	(1,272)	81,706	19,391
Total operating expenses	$1,426,597	83.3%	$1,455,097	82.1%	$(28,500)	$(46,578)	$1,408,519	$18,078
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
Operating Income/Operating Ratio
Operating income was $286.7 million for the nine months ended September 30, 2019, compared with $317.9 million for the nine months ended September 30, 2018. Operating income for the nine months ended September 30, 2019 included restructuring and related costs of $18.8 million, primarily driven by our optimization activities in the U.K., $11.1 million of corporate development and related costs primarily related to the proposed Merger, $2.6 million of expense associated with amending an enterprise bargaining agreement in Australia and a $1.0 million net loss on the sale and impairment of certain assets in North America. Operating income for the nine months ended September 30, 2018 included restructuring and related costs of $12.9 million, primarily related to the restructuring of ERS, and corporate development and related costs of $0.9 million, partially offset by a $7.3 million gain on settlement related to an Australia customer's voluntary administration (bankruptcy). Our operating ratio was 83.3% for the nine months ended September 30, 2019, compared with 82.1% for the nine months ended September 30, 2018.
Interest Expense
Interest expense was $80.4 million for the nine months ended September 30, 2019, compared with $80.6 million for the nine months ended September 30, 2018. The decrease in interest expense for the nine months ended September 30, 2019 was primarily due to the write-off of deferred financing fees associated with our credit facility refinancing in June 2018, partially offset by changes in outstanding borrowings and fluctuations in interest rates.

Provision for Income Taxes
Our provision for income taxes for the nine months ended September 30, 2019 was $53.1 million compared with $41.6 million for the nine months ended September 30, 2018. Our effective income tax rate for the nine months ended September 30, 2019 was 24.9% and included a $4.2 million income tax benefit due to the release of a reserve for an uncertain tax position due to the expiration of the statute of limitations. Excluding the release of the reserve, our effective income tax rate for the nine months ended September 30, 2019 was 26.9%. Our effective income tax rate for the nine months ended September 30, 2018 was 17.4%. Our results for the nine months ended September 30, 2018 included an income tax benefit of $31.6 million associated with the retroactive extension of the United States Short Line Tax Credit for fiscal year 2017, which was enacted in February 2018. Based on developments during 2018, we recorded a reserve for uncertain tax positions of $5.5 million related to tax deductions on intercompany financing arrangements in the U.K., of which $3.7 million related to the period from March 25, 2015, the date of the Freightliner acquisition when the arrangements were established, through December 31, 2017. The reserve for uncertain tax positions was included in our provision for income taxes for the nine months ended September 30, 2018. Excluding the benefit from the retroactive extension and the prior period portion of the reserve for uncertain tax positions, our effective income tax rate for the nine months ended September 30, 2018 was 29.1%. For additional information regarding our provision for income taxes, see Note 9, Income Taxes, to our Consolidated Financial Statements set forth in "Part I Item 1. Financial Statements" of this quarterly report.
Net Income Attributable to G&W and Earnings Per Common Share
Net income attributable to G&W for the nine months ended September 30, 2019 was $156.9 million, compared with $188.9 million for the nine months ended September 30, 2018. Our basic EPS were $2.78 with 56.5 million weighted average shares outstanding for the nine months ended September 30, 2019, compared with basic EPS of $3.13 with 60.3 million weighted average shares outstanding for the nine months ended September 30, 2018. Our diluted EPS for the nine months ended September 30, 2019 were $2.74 with 57.3 million weighted average shares outstanding, compared with diluted EPS of $3.08 with 61.3 million weighted average shares outstanding for the nine months ended September 30, 2018. Our results for the nine months ended September 30, 2019 and 2018 included certain items affecting comparability between the periods as previously presented in the "Overview—Overview of Nine-Month Results—Items Affecting Comparability."
Net Income Attributable to Noncontrolling Interest
We own a 51.1% controlling interest in our Australian Operations. As such, we include 100% of the revenues and expenses from our Australian Operations within our consolidated financial statements and report a noncontrolling interest for MIRA’s 48.9% equity ownership. Net income attributable to noncontrolling interest for the nine months ended September 30, 2019 was $3.0 million, compared with $8.1 million for nine months ended September 30, 2018.
North American Operations
Operating Revenues
The following table sets forth our North American Operations total operating revenues and carloads for the nine months ended September 30, 2019 and 2018. The table also reflects the calculation of our existing operations by subtracting the 2018 revenues and carloads from the Canadian leases that expired at the end of 2018 from our total operations for the nine months ended September 30, 2018 (dollars in thousands):

	Nine Months Ended September 30,				Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations		Currency Impact on 2018 Total Operations*	Currency Impact on 2018 Existing Operations*
		2018
	2019	Total Operations	Divested Operations	Existing Operations	Amount	%	Amount	%
Freight revenues	$778,969	$778,717	$10,035	$768,682	$252	—%	$10,287	1.3%	$(1,716)	$(1,408)
Freight-related revenues	198,740	193,344	4,753	188,591	5,396	2.8%	10,149	5.4%	(576)	(421)
All other revenues	49,026	48,835	1,352	47,483	191	0.4%	1,543	3.2%	(284)	(240)
Total operating revenues	$1,026,735	$1,020,896	$16,140	$1,004,756	$5,839	0.6%	$21,979	2.2%	$(2,576)	$(2,069)
Carloads	1,216,091	1,282,585	23,789	1,258,796	(66,494)	(5.2)%	(42,705)	(3.4)%
* Currency impact was calculated by comparing the 2018 results translated from local currency to United States dollars using 2019 exchange rates to the 2018 results in United States dollars as reported.

Freight Revenues
The following table sets forth our North American Operations total freight revenues for the nine months ended September 30, 2019 and 2018. The table below also reflects the calculation of our existing operations by subtracting the revenues and carloads from the Canadian leases that expired at the end of 2018 from our total operations for the nine months ended September 30, 2018 (dollars in thousands):

	Nine Months Ended September 30,				Increase/(Decrease) in Existing Operations	Currency Impact on Existing Operations	2018 Constant Currency Existing Operations*	Increase/(Decrease) in Existing Operations Constant Currency*
		2018
Commodity Group	2019	Total Operations	Divested Operations	Existing Operations
Agricultural Products	$99,383	$91,630	$1,474	$90,156	$9,227	$(131)	$90,025	$9,358
Autos & Auto Parts	17,905	16,686	745	15,941	1,964	(59)	15,882	2,023
Chemicals & Plastics	116,504	113,625	1,954	111,671	4,833	(229)	111,442	5,062
Coal & Coke	56,089	62,038	—	62,038	(5,949)	(72)	61,966	(5,877)
Food & Kindred Products	25,559	25,587	551	25,036	523	(6)	25,030	529
Intermodal	1,439	1,203	—	1,203	236	(1)	1,202	237
Lumber & Forest Products	68,238	70,362	264	70,098	(1,860)	(98)	70,000	(1,762)
Metallic Ores	9,883	10,816	2	10,814	(931)	(82)	10,732	(849)
Metals	87,032	95,791	1,485	94,306	(7,274)	(167)	94,139	(7,107)
Minerals & Stone	111,806	107,122	720	106,402	5,404	(75)	106,327	5,479
Petroleum Products	56,779	52,870	2,015	50,855	5,924	(112)	50,743	6,036
Pulp & Paper	88,940	90,346	117	90,229	(1,289)	(330)	89,899	(959)
Waste	23,104	21,316	180	21,136	1,968	(6)	21,130	1,974
Other	16,308	19,325	528	18,797	(2,489)	(40)	18,757	(2,449)
Total	$778,969	$778,717	$10,035	$768,682	$10,287	$(1,408)	$767,274	$11,695
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.

The following table sets forth our North American Operations freight revenues, carloads and average freight revenues per carload for the nine months ended September 30, 2019 and 2018 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads		Average Freight Revenues Per Carload

	Nine Months Ended September 30,				Nine Months Ended September 30,		Nine Months Ended
	2019		2018 Constant Currency*				September 30,
Commodity Group	Amount	% of Total	Amount	% of Total	2019	2018	2019	2018	2018 Constant Currency*
Agricultural Products	$99,383	12.7%	$91,452	11.8%	166,415	156,515	$597	$585	$584
Autos & Auto Parts	17,905	2.2%	16,607	2.1%	27,035	26,546	662	629	626
Chemicals & Plastics	116,504	15.0%	113,335	14.6%	128,597	132,530	906	857	855
Coal & Coke	56,089	7.2%	61,966	8.0%	154,992	191,626	362	324	323
Food & Kindred Products	25,559	3.3%	25,565	3.3%	43,035	45,402	594	564	563
Intermodal	1,439	0.2%	1,202	0.1%	11,776	11,822	122	102	102
Lumber & Forest Products	68,238	8.8%	70,256	9.0%	102,925	111,311	663	632	631
Metallic Ores	9,883	1.3%	10,735	1.4%	12,287	13,499	804	801	795
Metals	87,032	11.2%	95,580	12.3%	105,972	119,796	821	800	798
Minerals & Stone	111,806	14.3%	107,023	13.8%	171,867	170,348	651	629	628
Petroleum Products	56,779	7.3%	52,695	6.8%	76,960	76,231	738	694	691
Pulp & Paper	88,940	11.4%	90,011	11.6%	119,894	127,522	742	708	706
Waste	23,104	3.0%	21,305	2.7%	44,069	42,677	524	499	499
Other	16,308	2.1%	19,269	2.5%	50,267	56,760	324	340	339
Total	$778,969	100.0%	$777,001	100.0%	1,216,091	1,282,585	$641	$607	$606
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
Total traffic from our North American Operations decreased 66,494 carloads, or 5.2%, for the nine months ended September 30, 2019, compared with the same period in 2018. Excluding traffic from the Canadian leases that expired at the end of 2018, existing operations traffic decreased 42,705 carloads, or 3.4%, primarily due to decreases of 36,634 carloads of coal and coke traffic, 9,481 carloads of metals traffic, 7,696 carloads of lumber and forest products traffic, 7,393 carloads of pulp and paper traffic, 4,740 carloads of other commodity traffic and 1,202 carloads of metallic ores traffic, partially offset by increases of 13,271 carloads of agricultural products traffic, 3,931 carloads of minerals and stone traffic, 3,275 carloads of petroleum products traffic, 1,925 carloads of autos and auto parts traffic, 1,676 carloads of waste traffic and 1,108 carloads of chemicals and plastics traffic. All remaining traffic decreased by 745 carloads.
Changes in average freight revenues per carload in a commodity group may be impacted by changes in customer rates, fuel surcharges, commodity mix and the mix of customer traffic within a commodity group. Excluding a 0.2% impact of foreign currency, average freight revenues per carload from our North American Operations increased 5.8% to $641 for the nine months ended September 30, 2019, compared with the same period in 2018. Average freight revenues per carload from existing operations, excluding the impact of foreign currency, increased 5.1% to $641 for the nine months ended September 30, 2019, compared with the same period in 2018. The increase in average freight revenues per carload from existing operations was impacted by a change in the mix of commodities, which increased average freight revenues per carload by 1.2%, and higher fuel surcharges, which increased average freight revenues per carload by 0.4%. Excluding these factors, average freight revenues per carload increased 3.5%.
The following information discusses the significant changes in our North American Operations freight revenues by commodity group excluding the impact of foreign currency and freight revenues from the leased railroads in Canada that expired at the end of 2018.

Agricultural products revenues increased $9.4 million, or 10.4%. Agricultural products traffic increased 13,271 carloads, or 8.7%, which increased revenues by $7.9 million, and average freight revenues per carload increased 1.5%, which increased revenues by $1.5 million. The increase in carloads was primarily due to higher farm products and soybean shipments in the western United States and increased grain and dried distillers' grains shipments in the midwestern United States, partially offset by decreased grain shipments in Canada.
Autos and auto parts revenues increased $2.0 million, or 12.7%. Autos and auto parts traffic increased 1,925 carloads, or 7.7%, which increased revenues by $1.3 million, and average freight revenues per carload increased 4.7%, which increased revenues by $0.7 million. The increase in carloads was primarily due to higher export demand in the western United States.
Chemicals and plastics revenues increased $5.1 million, or 4.5%. Chemicals and plastics average freight revenues per carload increased by 3.7%, which increased revenues by $4.1 million, and traffic increased 1,108 carloads, or 0.9%, which increased revenues by $1.0 million. The increase in average revenue per carload was primarily related to a change in the mix of business. The increase in carloads was primarily related to increased sulphuric acid shipments in the western United States, partially offset by fewer plastic shipments across the United States.
Coal and coke revenues decreased $5.9 million, or 9.5%. Coal and coke traffic decreased 36,634 carloads, or 19.1%, which decreased revenues by $13.3 million, while average freight revenues per carload increased 12.1%, which increased revenues by $7.4 million. The decrease in carloads was primarily due to reduced demand in the midwestern and southern United States due to natural gas competition and high inventories. The increase in average freight revenues per carload was primarily due to a change in the mix of business.
Lumber and forest products revenues decreased $1.8 million, or 2.5%. Lumber and forest products traffic decreased 7,696 carloads, or 7.0%, which decreased revenues by $5.1 million, while average freight revenues per carload increased 4.7%, which increased revenues by $3.3 million. The decrease in carloads was primarily due to fewer lumber shipments in the southern and western United States, lower wood chip shipments in the southeastern United States and decreased export log shipments in the western United States. The increase in average freight revenues per carload was primarily due to a change in the mix of business.
Metals revenues decreased $7.1 million, or 7.5%. Metals traffic decreased 9,481 carloads, or 8.2%, which decreased revenues by $7.8 million, while average freight revenues per carload increased 0.7%, which increased revenues by $0.7 million. The decrease in carloads was primarily due to reduced finished steel shipments in the northeastern and southern United States, lower scrap steel shipments in the midwestern, northeastern and southern United States, reduced slab shipments in the midwestern United States and lower pipe shipments in the northeastern United States.
Minerals and stone revenues increased $5.5 million, or 5.2%. Minerals and stone average freight revenues per carload increased 2.8%, which increased revenues by $2.9 million, and traffic increased 3,931 carloads, or 2.3%, which increased revenues by $2.6 million. The increase in average freight revenue per carload was primarily due to stronger pricing and increased fuel surcharge revenues. The increase in carloads was primarily due to higher rock salt and sand shipments in the northeastern United States, partially offset by decreased aggregates shipments in the western United States and decreased sand shipments in the southern United States.
Petroleum products revenues increased $6.0 million, or 11.9%. Petroleum products average freight revenues per carload increased 7.1%, which increased revenues by $3.6 million, and traffic increased 3,275 carloads, or 4.4%, which increased revenues by $2.4 million. The increase in average freight revenues per carload was primarily due to stronger pricing and increased fuel surcharge revenues. The increase in carloads was primarily due to increased liquid petroleum gas shipments in the western and southern United States and increased other petroleum products shipments in the northeastern United States, partially offset by decreased liquid petroleum gas and other petroleum products shipments in Canada.
Pulp and paper revenues decreased $1.0 million, or 1.1%. Pulp and paper traffic decreased 7,393 carloads, or 5.8%, which decreased revenues by $5.5 million, while average freight revenues per carload increased 5.1%, which increased revenues by $4.5 million. The decrease in carloads was primarily due to fewer containerboard shipments in the southern and western United States, partially offset by increased pulp products shipments in the southern United States. The increase in average freight revenues per carload was primarily due to stronger pricing and increased fuel surcharge revenues.
Waste revenues increased $2.0 million, or 9.3%. Waste average freight revenues per carload increased 5.2%, which increased revenues by $1.1 million, and traffic increased 1,676 carloads, or 4.0%, which increased revenues by $0.9 million. The increase in average freight revenues per carload was primarily due to a change in the mix of business.

Other commodity revenues decreased $2.4 million, or 13.1%. Other traffic decreased 4,740 carloads, or 8.6%, which decreased revenues by $1.5 million, and average freight revenues per carload decreased 5.0%, which decreased revenues by $0.9 million. The decrease in carloads was primarily due to decreased empty car traffic across North America led by the southern United States. The decrease in average freight revenues per carload was primarily due to decreased shipments of wind tower components in the midwestern United States.
Freight revenues from all remaining commodities combined decreased by a net $0.1 million.
Freight-Related Revenues
Freight-related revenues from our North American Operations, which includes revenues from railcar switching, track access fees, storage and other ancillary revenues related to the movement of freight, were $198.7 million for the nine months ended September 30, 2019, compared with $193.3 million for the nine months ended September 30, 2018, an increase of $5.4 million, or 2.8%. Excluding a decrease of $4.8 million in revenues from the leased railroads in Canada that expired at the end of 2018, and a $0.4 million decrease due to foreign currency depreciation, freight-related revenues from our North American Operations increased $10.6 million, or 5.6%, for the nine months ended September 30, 2019, compared with $188.2 million for the nine months ended September 30, 2018. The increase in freight-related revenues from our existing operations was primarily due to increases in demurrage revenues primarily in the midwestern United States, switching revenues in the southeastern United States and Canada and storage revenues in the southeastern United States.
All Other Revenues
All other revenues from our North American Operations, which includes revenues from third-party railcar and locomotive repairs, property rentals and other ancillary revenues not directly related to the movement of freight, were $49.0 million for the nine months ended September 30, 2019, compared with $48.8 million for the nine months ended September 30, 2018, an increase of $0.2 million, or 0.4%. Excluding a decrease of $1.4 million in revenues from the Canadian leases that expired at the end of 2018 and a $0.2 million decrease due to foreign currency depreciation, all other revenues from our North American Operations increased $1.8 million, or 3.8%, for the nine months ended September 30, 2019, compared with $47.2 million for the nine months ended September 30, 2018. The increase in all other revenues from our existing operations was primarily due to increased other rental revenues in the western, southern and midwestern United States.
Operating Expenses
Total operating expenses from our North American Operations increased $12.5 million, or 1.6%, to $777.5 million for the nine months ended September 30, 2019, compared with $765.0 million for the nine months ended September 30, 2018. The increase consisted of $31.9 million from existing operations, partially offset by a $16.9 million decrease in expenses from the leased railroads in Canada that expired at the end of 2018 and a $2.4 million decrease due to foreign currency depreciation. The increase from existing operations was primarily due to increases of $7.8 million in labor and benefits expense, $7.7 million in purchased services expense, $6.7 million in other expenses, net, $3.9 million in depreciation and amortization expense, $3.5 million in casualties and insurance expense, $2.9 million in trackage rights expense, $2.5 million in materials expense and $1.5 million in restructuring and related costs, partially offset by decreases of $4.6 million in equipment rents expense and $1.9 million in the cost of diesel fuel used in operations. The nine months ended September 30, 2019 also included a $0.2 million net gain on the sale and impairment of assets compared with $2.1 million for the nine months ended September 30, 2018.

The following table sets forth operating expenses from our North American Operations for the nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Nine Months Ended September 30,				Increase/(Decrease)	Currency Impact	2018 Constant Currency*	Increase/(Decrease) Constant Currency*
	2019		2018
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$333,971	32.5%	$329,146	32.2%	$4,825	$(888)	$328,258	$5,713
Equipment rents	36,609	3.6%	41,574	4.1%	(4,965)	(110)	41,464	(4,855)
Purchased services	49,764	4.8%	43,550	4.3%	6,214	(125)	43,425	6,339
Depreciation and amortization	116,333	11.3%	123,266	12.1%	(6,933)	(605)	122,661	(6,328)
Diesel fuel used in train operations	67,813	6.6%	71,963	7.0%	(4,150)	(310)	71,653	(3,840)
Casualties and insurance	26,434	2.6%	23,249	2.3%	3,185	(56)	23,193	3,241
Materials	41,293	4.0%	39,189	3.8%	2,104	(122)	39,067	2,226
Trackage rights	33,123	3.2%	30,225	2.9%	2,898	(17)	30,208	2,915
Net gain on sale and impairment of assets	(151)	—%	(2,124)	(0.2)%	1,973	7	(2,117)	1,966
Restructuring and related costs	1,553	0.2%	42	—%	1,511	—	42	1,511
Other expenses, net	70,784	6.9%	64,898	6.4%	5,886	(160)	64,738	6,046
Total operating expenses	$777,526	75.7%	$764,978	74.9%	$12,548	$(2,386)	$762,592	$14,934
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following information discusses the significant changes in operating expenses of our North American Operations excluding a decrease of $2.4 million due to foreign currency depreciation.
Labor and benefits expense was $334.0 million for the nine months ended September 30, 2019, compared with $328.3 million for the nine months ended September 30, 2018, an increase of $5.7 million, or 1.7%. The increase consisted of $7.8 million, or 2.4%, from existing operations, partially offset by a decrease of $2.1 million from the expired Canadian leases. The increase from existing operations was primarily due to annual wage increases and $1.6 million of expense representing the mark-to-market impact on our deferred compensation plan liabilities. This expense was offset by $1.6 million of mark-to-market earnings on investment assets associated with the deferred compensation plan recognized in other non-operating income.
Equipment rents expense was $36.6 million for the nine months ended September 30, 2019, compared with $41.5 million for the nine months ended September 30, 2018, a decrease of $4.9 million, or 11.7%. The decrease consisted of $4.6 million, or 11.1%, from existing operations and $0.3 million from the expired Canadian leases. The decrease from existing operations was primarily due to reduced car hire expense as a result of more fluent car movements in 2019.
Purchased services expense was $49.8 million for the nine months ended September 30, 2019, compared with $43.4 million for the nine months ended September 30, 2018, an increase of $6.3 million, or 14.6%. The increase consisted of $7.7 million, or 18.3%, from existing operations, partially offset by a decrease of $1.3 million from the expired Canadian leases. The increase from existing operations was primarily due to increases in track maintenance expense in 2019.
Depreciation and amortization expense was $116.3 million for the nine months ended September 30, 2019, compared with $122.7 million for the nine months ended September 30, 2018, a decrease of $6.3 million, or 5.2%. The decrease consisted of $10.2 million from the expired Canadian leases, partially offset by an increase of $3.9 million, or 3.5%, from existing operations. The increase was primarily due to capital spending in 2018.
The cost of diesel fuel used in train operations was $67.8 million for the nine months ended September 30, 2019, compared with $71.7 million for the nine months ended September 30, 2018, a decrease of $3.8 million, or 5.4%. The decrease consisted of $2.0 million from the expired Canadian leases and $1.9 million, or 2.7%, from existing operations. The decrease in existing operations consisted of $5.0 million due to a 7.3% decrease in average fuel cost per gallon, partially offset by an increase of $3.1 million due to higher diesel fuel consumption.
Casualties and insurance expense was $26.4 million for the nine months ended September 30, 2019, compared with $23.2 million for the nine months ended September 30, 2018, an increase of $3.2 million, or 14.0%, primarily due to higher derailment expense in 2019, partially offset by a gain on an insurance recovery recognized in 2019 resulting from a business interruption claim related to Hurricane Michael in the southern United States in October 2018.

Materials expense was $41.3 million for the nine months ended September 30, 2019, compared with $39.1 million for the nine months ended September 30, 2018, an increase of $2.2 million, or 5.7%. The increase consisted of $2.5 million, or 6.4%, from existing operations, partially offset by a decrease of $0.2 million from the expired Canadian leases. The increase in existing operations was primarily due to increases in track maintenance expense in 2019.
Trackage rights expense was $33.1 million for the nine months ended September 30, 2019, compared with $30.2 million for the nine months ended September 30, 2018, an increase of $2.9 million, or 9.6%. The increase was primarily attributable to increased traffic at port switching locations and increased rail traffic.
Net gain on the sale and impairment of assets was $0.2 million for the nine months ended September 30, 2019, compared with $2.1 million for the nine months ended September 30, 2018, a change of $2.0 million. The net gain for the nine months ended September 30, 2019 was primarily attributable to a gain on the sale of land in the northeastern United States, partially offset by an impairment of assets related to the expiration of a lease of a rail line in the southeastern United States.
Restructuring costs for the nine months ended September 30, 2019 of $1.6 million were primarily related to the consolidation of our Central Region in 2019.
Other expenses, net were $70.8 million for the nine months ended September 30, 2019, compared with $64.7 million for the nine months ended September 30, 2018, an increase of $6.0 million, or 9.3%. The increase consisted of $6.7 million, or 10.4%, from existing operations, partially offset by a decrease of $0.6 million from the expired Canadian leases. The increase was primarily due to corporate development and related costs in 2019 associated with the proposed Merger.
Operating Income/Operating Ratio
Operating income from our North American Operations was $249.2 million for the nine months ended September 30, 2019, compared with $255.9 million for the nine months ended September 30, 2018. Operating income for the nine months ended September 30, 2019 and 2018 included corporate development and related costs of $10.5 million and $0.7 million, respectively. The operating ratio was 75.7% for the nine months ended September 30, 2019, compared with 74.9% for the nine months ended September 30, 2018.
Australian Operations
Operating Revenues
As previously disclosed, we own a controlling 51.1% interest in our Australian Operations, and therefore, we include 100% of our Australian Operations within our consolidated financial statements with a 48.9% noncontrolling interest recorded to reflect MIRA's ownership. The following table sets forth our Australian Operations operating revenues and carloads for the nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Nine Months Ended September 30,		Increase/(Decrease) in Total Operations		Currency Impact on 2018 Total Operations*
	2019	2018	Amount	%
Freight revenues	$174,199	$194,335	$(20,136)	(10.4)%	$(14,929)
Freight-related revenues	23,902	32,214	(8,312)	(25.8)%	(2,485)
All other revenues	5,137	4,017	1,120	27.9%	(310)
Total operating revenues	$203,238	$230,566	$(27,328)	(11.9)%	$(17,724)
Carloads	419,251	442,798	(23,547)	(5.3)%
* Currency impact was calculated by comparing the 2018 results translated from local currency to United States dollars using 2019 exchange rates to the 2018 results in United States dollars as reported.

Freight Revenues
The following table sets forth the changes in our Australian Operations freight revenues by commodity group for the nine months ended September 30, 2019 and 2018 (dollars in thousands):

			Increase/(Decrease) in Total Operations	Currency Impact	2018 Constant Currency*	Increase/(Decrease) Total Operations Constant Currency*
	Nine Months Ended September 30,
Commodity Group	2019	2018
Agricultural Products	$8,684	$15,639	$(6,955)	$(1,222)	$14,417	$(5,733)
Coal and Coke	91,323	96,506	(5,183)	(7,431)	89,075	2,248
Intermodal	45,705	50,613	(4,908)	(3,868)	46,745	(1,040)
Metallic Ores	22,177	24,770	(2,593)	(1,885)	22,885	(708)
Minerals & Stone	5,834	6,247	(413)	(481)	5,766	68
Petroleum Products	476	560	(84)	(42)	518	(42)
Total	$174,199	$194,335	$(20,136)	$(14,929)	179,406	$(5,207)
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following table sets forth our Australian Operations freight revenues, carloads and average freight revenues per carload for the nine months ended September 30, 2019 and 2018 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads		Average Freight Revenues Per Carload

	Nine Months Ended September 30,				Nine Months Ended September 30,		Nine Months Ended
	2019		2018 Constant Currency*				September 30,
Commodity Group	Amount	% of Total	Amount	% of Total	2019	2018	2019	2018	2018 Constant Currency*
Agricultural Products	$8,684	5.0%	$14,417	8.0%	10,009	33,816	$868	$462	$426
Coal & Coke	91,323	52.4%	89,075	49.6%	305,461	300,947	299	321	296
Intermodal	45,705	26.2%	46,745	26.1%	39,559	41,321	1,155	1,225	1,131
Metallic Ores	22,177	12.7%	22,885	12.8%	15,613	16,921	1,420	1,464	1,352
Minerals & Stone	5,834	3.4%	5,766	3.2%	48,411	49,567	121	126	116
Petroleum Products	476	0.3%	518	0.3%	198	226	2,404	2,478	2,292
Total	$174,199	100.0%	$179,406	100.0%	419,251	442,798	$416	$439	$405
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
Total traffic from our Australian Operations decreased 23,547 carloads, or 5.3%, to 419,251 carloads for the nine months ended September 30, 2019, compared with the same period in 2018, primarily due to decreases of 23,807 carloads of agricultural products traffic, 1,762 carloads of intermodal traffic, 1,308 carloads of metallic ores traffic and 1,156 carloads of minerals and stone traffic, partially offset by an increase of 4,514 carloads of coal and coke traffic. All remaining traffic decreased by 28 carloads.
Changes in average freight revenues per carload in a commodity group may be impacted by changes in customer rates, fuel surcharges, commodity mix and the mix of customer traffic within a commodity group. Excluding a 7.9% impact of foreign currency, average freight revenues per carload from our Australian Operations increased 2.7% to $416 for the nine months ended September 30, 2019, compared with the same period in 2018.
The following information discusses the significant changes in our Australian Operations freight revenues by commodity group excluding the impact of foreign currency.
Agricultural products revenues decreased $5.7 million, or 39.8%. Agricultural products traffic decreased 23,807 carloads, or 70.4%, which decreased revenues by $20.7 million, while average freight revenues per carload increased 103.8%, which increased revenues by $14.9 million. The carload decrease was primarily due to a drought-related smaller grain harvest in 2019 and conclusion of services on the Eyre Peninsula. The decrease in grain traffic resulted in higher average freight revenues per carload, primarily due to the rate structure for Australian grain traffic, which has both a fixed and variable component, and a change in the mix of business.

Coal and coke revenues increased $2.2 million, or 2.5%. Coal and coke traffic increased 4,514 carloads, or 1.5%, which increased revenues by $1.4 million, and average freight revenues per carload increased 1.0%, which increased revenues by $0.9 million. The carload increase was primarily due to higher shipping activity and longer hauls.
Intermodal revenues decreased $1.0 million, or 2.2%. Intermodal traffic decreased 1,762 carloads, or 4.3%, which decreased revenues by $2.0 million, while average freight revenues per carload increased 2.1%, which increased revenues by $1.0 million. The carload decrease was primarily due to service cancellations and decreased automotive movements.
Freight revenues from all remaining commodities combined decreased by a net $0.7 million.
Freight-Related Revenues
Excluding a $2.5 million decrease due to foreign currency depreciation, freight-related revenues from our Australian Operations, which includes revenues from railcar switching, track access rights, crewing services, storage and other ancillary revenues related to the movement of freight, decreased $5.8 million, or 19.6%, to $23.9 million for the nine months ended September 30, 2019, compared with $29.7 million for the nine months ended September 30, 2018. The decrease in freight-related revenues was primarily due to prolonged drought conditions in 2019, switching competition and a customer termination payment received in 2018.
All Other Revenues
Excluding a $0.3 million decrease due to foreign currency depreciation, all other revenues from our Australian Operations, which includes revenues from third-party railcar and locomotive repairs, property rentals and other ancillary revenues not directly related to the movement of freight, increased $1.4 million, or 38.6%, to $5.1 million for the nine months ended September 30, 2019, compared with $3.7 million for the nine months ended September 30, 2018.
Operating Expenses
Excluding a $13.0 million decrease due to foreign currency depreciation, total operating expenses from our Australian Operations for the nine months ended September 30, 2019 increased $4.6 million, or 3.0%, to $159.6 million, compared with $155.0 million for the nine months ended September 30, 2018. The increase in operating expenses included increases of $7.6 million in other expenses, net and $1.7 million in restructuring and related costs, partially offset by decreases of $1.6 million in purchased services expense, $1.5 million in the cost of diesel fuel used in operations and $1.5 million in trackage rights expense.
The following table sets forth operating expenses from our Australian Operations for the nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Nine Months Ended September 30,				Increase/(Decrease)	Currency Impact	2018 Constant Currency*	Increase/(Decrease) Constant Currency*
	2019		2018
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$51,605	25.4%	$55,318	24.0%	$(3,713)	$(4,286)	$51,032	$573
Equipment rents	2,931	1.4%	3,950	1.7%	(1,019)	(304)	3,646	(715)
Purchased services	16,467	8.1%	19,603	8.5%	(3,136)	(1,507)	18,096	(1,629)
Depreciation and amortization	42,382	20.9%	46,232	20.1%	(3,850)	(3,577)	42,655	(273)
Diesel fuel used in train operations	20,234	10.0%	23,557	10.2%	(3,323)	(1,804)	21,753	(1,519)
Casualties and insurance	5,072	2.5%	5,198	2.3%	(126)	(400)	4,798	274
Materials	8,231	4.0%	8,725	3.8%	(494)	(670)	8,055	176
Trackage rights	4,497	2.2%	6,510	2.8%	(2,013)	(508)	6,002	(1,505)
Net gain on sale and impairment of assets	(170)	(0.1)%	(133)	(0.1)%	(37)	10	(123)	(47)
Restructuring and related costs	1,686	0.8%	—	—%	1,686	—	—	1,686
Other expenses, net	6,661	3.3%	(979)	(0.4)%	7,640	36	(943)	7,604
Total operating expenses	$159,596	78.5%	$167,981	72.9%	$(8,385)	$(13,010)	$154,971	$4,625
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.

The following information discusses the significant changes in operating expenses of our Australian Operations excluding a decrease of $13.0 million due to foreign currency depreciation.
Labor and benefits expense of $51.6 million for the nine months ended September 30, 2019, compared with $51.0 million for the nine months ended September 30, 2018, an increase of $0.6 million, or 1.1%. The increase was primarily due to $2.6 million associated with the amending of an enterprise bargaining agreement, partially offset by a decrease in labor expense attributable to a smaller grain harvest in 2019.
Purchased services expense was $16.5 million for the nine months ended September 30, 2019, compared with $18.1 million for the nine months ended September 30, 2018, a decrease of $1.6 million, or 9.0%. The decrease was primarily due to the timing of equipment maintenance and decreased infrastructure services.
The cost of diesel fuel used in train operations was $20.2 million for the nine months ended September 30, 2019, compared with $21.8 million for the nine months ended September 30, 2018, a decrease of $1.5 million, or 7.0%. The decrease consisted of $1.8 million due to a 7.9% decrease in diesel fuel consumption, partially offset by an increase of $0.3 million due to a 1.0% higher average fuel cost per gallon.
Trackage rights expense was $4.5 million for the nine months ended September 30, 2019, compared with $6.0 million for the nine months ended September 30, 2018, a decrease of $1.5 million, or 25.1%. The decrease was primarily due to lower volumes related to drought affected harvests and reduced intermodal activity in 2019.
Restructuring and related costs of $1.7 million for the nine months ended September 30, 2019 were primarily related to a severance provision associated with the termination of grain service on the Eyre Peninsula.
Other expenses, net for the nine months ended September 30, 2018 included a $7.3 million gain on settlement related to a customer's voluntary administration.
Operating Income/Operating Ratio
Operating income from our Australian Operations was $43.6 million for the nine months ended September 30, 2019, compared with $62.6 million for the nine months ended September 30, 2018. Operating income for the nine months ended September 30, 2019 included $2.6 million of expense associated with amending an enterprise bargaining agreement and $1.7 million of expense primarily related to a severance provision associated with the termination of grain service on the Eyre Peninsula. Operating income for the nine months ended September 30, 2018 included a $7.3 million gain on a settlement related to Arrium's voluntary administration (bankruptcy). The operating ratio was 78.5% for the nine months ended September 30, 2019, compared with 72.9% for the nine months ended September 30, 2018.
U.K./European Operations
Operating Revenues
The following table sets forth our U.K./European Operations total operating revenues for the nine months ended September 30, 2019 and 2018. The table below also reflects the calculation of our U.K./European Operations existing operations by subtracting the revenues and carloads from the divested ERS operations from our U.K./European total operations for the nine months ended September 30, 2018 (dollars in thousands):

	Nine Months Ended September 30,				Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations		Currency Impact on 2018 Total Operations*	Currency Impact on 2018 Existing Operations*
		2018
	2019	Total Operations	Divested Operations	Existing Operations	Amount	%	Amount	%
Freight revenues	$243,451	$268,193	$17,086	$251,107	$(24,742)	(9.2)%	$(7,656)	(3.0)%	$(16,333)	$(15,070)
Freight-related revenues	197,385	203,491	7,006	196,485	(6,106)	(3.0)%	900	0.5%	(11,907)	(11,433)
All other revenues	42,454	49,809	21	49,788	(7,355)	(14.8)%	(7,334)	(14.7)%	(2,906)	(2,904)
Total operating revenues	$483,290	$521,493	$24,113	$497,380	$(38,203)	(7.3)%	$(14,090)	(2.8)%	$(31,146)	$(29,407)
Carloads	690,845	759,212	50,949	708,263	(68,367)	(9.0)%	(17,418)	(2.5)%
* Currency impact was calculated by comparing the 2018 results translated from local currency to United States dollars using 2019 exchange rates to the 2018 results in United States dollars as reported.

Freight Revenues
The following table sets forth our U.K./European Operations total freight revenues for the nine months ended September 30, 2019 and 2018. The table below also reflects the calculation of our U.K./European Operations existing operations by subtracting the revenues from the divested ERS operations from our U.K./European Operations total operations for the nine months ended September 30, 2018 (dollars in thousands):

	Nine Months Ended September 30,				Increase/(Decrease) in Existing Operations	Currency Impact on Existing Operations	2018 Constant Currency Existing Operations*	Increase/(Decrease) in Existing Operations Constant Currency*
		2018
Commodity Group	2019	Total Operations	Divested Operations	Existing Operations
Agricultural Products	$2,011	$3,073	$—	$3,073	$(1,062)	$(226)	$2,847	$(836)
Coal & Coke	6,195	8,751	—	8,751	(2,556)	(563)	8,188	(1,993)
Intermodal	174,500	192,413	17,086	175,327	(827)	(10,132)	165,195	9,305
Minerals & Stone	58,709	63,849	—	63,849	(5,140)	(4,144)	59,705	(996)
Petroleum Products	2,036	107	—	107	1,929	(5)	102	1,934
Total	$243,451	$268,193	$17,086	$251,107	$(7,656)	$(15,070)	$236,037	$7,414
*Constant currency amounts reflect the prior period Total Ongoing Operations translated at the current period exchange rates.
The following table sets forth our U.K./European Operations freight revenues, carloads and average freight revenues per carload for the nine months ended September 30, 2019 and 2018 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads		Average Freight Revenues Per Carload

	Nine Months Ended September 30,				Nine Months Ended September 30,		Nine Months Ended
	2019		2018 Constant Currency*				September 30,
Commodity Group	Amount	% of Total	Amount	% of Total	2019	2018	2019	2018	2018 Constant Currency*
Agricultural Products	$2,011	0.9%	$2,847	1.1%	1,486	2,349	$1,353	$1,308	$1,212
Coal & Coke	6,195	2.5%	8,188	3.3%	11,407	14,204	543	616	576
Intermodal	174,500	71.7%	181,018	71.9%	533,115	599,840	327	321	302
Minerals & Stone	58,709	24.0%	59,705	23.7%	135,420	142,577	434	448	419
Petroleum Products	2,036	0.9%	102	—%	9,417	242	216	442	421
Total	$243,451	100.0%	$251,860	100.0%	690,845	759,212	$352	$353	$332
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
Total traffic from our U.K./European Operations decreased 68,367 carloads, or 9.0%, to 690,845 carloads for the nine months ended September 30, 2019, compared with the same period in 2018. Excluding traffic from our divested ERS operations, existing operations traffic decreased 17,418 carloads, or 2.5%, primarily due to decreases of 15,776 carloads of intermodal traffic, 7,157 carloads of minerals and stone traffic and 2,797 carloads of coal and coke traffic, partially offset by an increase of 9,175 carloads of petroleum products traffic. All remaining traffic decreased by 863 carloads.
Changes in average freight revenues per carload in a commodity group may be impacted by changes in customer rates, fuel surcharges, commodity mix and the mix of customer traffic within a commodity group. Excluding a 6.3% impact of foreign currency, average freight revenues per carload from our U.K./European Operations increased 6.0% to $352 for the nine months ended September 30, 2019, compared with the same period in 2018. Average freight revenues per carload from existing operations, excluding the impact of foreign currency, increased 5.7% to $352 for the nine months ended September 30, 2019, compared with the same period in 2018.
The following information discusses the significant changes in our U.K./European Operations freight revenues by commodity group excluding the impact of foreign currency and the divested ERS operations.
Coal and coke revenues decreased $2.0 million, or 24.3%. Coal and coke traffic decreased 2,797 carloads, or 19.7%, which decreased revenues by $1.5 million, and average freight revenues per carload decreased 5.7%, which decreased revenues by $0.5 million. The carload decrease was primarily due to the conclusion of certain customer contracts in the U.K.

Intermodal revenues increased $9.3 million, or 5.6%. Intermodal average freight revenues per carload increased 8.6%, which increased revenues by $14.5 million, while traffic decreased 15,776 carloads, or 2.9%, which decreased revenues by $5.2 million. The increase in average freight revenues per carload was primarily due to stronger pricing in the U.K. The decrease in carloads was primarily due to temporary rail network outages, service cancellations and lower demand.
Minerals and stone revenues decreased $1.0 million, or 1.7%. Minerals and stone traffic decreased 7,157 carloads, or 5.0%, which decreased revenues by $3.1 million, while average freight revenues per carload increased 3.6%, which increased revenues by $2.1 million. The carload decrease was primarily due to lower construction aggregates shipments in Poland primarily as a result of unfavorable weather conditions, partially offset by new customer contracts in the U.K.
Petroleum products revenues increased $1.9 million, primarily due to an increase in traffic of 9,175 carloads. The carload increase was primarily due to a new customer contract in the U.K.
Freight revenues from all remaining commodities decreased by $0.8 million.
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
Freight-related revenues from our U.K./European Operations were $197.4 million for the nine months ended September 30, 2019, compared with $203.5 million for the nine months ended September 30, 2018, a decrease of $6.1 million, or 3.0%. Excluding a decrease of $11.9 million due to foreign currency depreciation and $6.5 million from our divested ERS operations, freight-related revenues from our existing operations increased $12.3 million, or 6.7%, for the nine months ended September 30, 2019, compared with $185.1 million for the nine months ended September 30, 2018. The increase in freight-related revenues from our existing operations was primarily due to increased rates on trucking, switching and storage services in the U.K. and increased crewing services in Poland, partially offset by a decrease in infrastructure services in the U.K.
All Other Revenues
All other revenues from our U.K./European Operations includes revenues from container sales, third-party car and locomotive repairs, property rentals and other ancillary revenues not directly related to the movement of freight. All other revenues from our U.K./European Operations were $42.5 million for the nine months ended September 30, 2019, compared with $49.8 million for the nine months ended September 30, 2018, a decrease of $7.4 million, or 14.8%. Excluding a $2.9 million decrease due to foreign currency depreciation, all other revenues from our existing operations decreased $4.4 million, or 9.4%, for the nine months ended September 30, 2019, compared with $46.9 million for the nine months ended September 30, 2018. The decrease in all other revenues from our existing operations was primarily due to reduced management and technical support revenues in Saudi Arabia and lower container sales in 2019.
Operating Expenses
Total operating expenses from our U.K./European Operations were $489.5 million for the nine months ended September 30, 2019, compared with $522.1 million for the nine months ended September 30, 2018, a decrease of $32.7 million, or 6.3%. The decrease consisted of $31.2 million due to foreign currency depreciation and $20.9 million from divested operations, partially offset by a $19.4 million increase from existing operations. The increase from existing operations included increases of $9.2 million in labor and benefits expense, $5.1 million in other expenses, net, $3.5 million in depreciation and amortization expense, $3.3 million in restructuring and related costs, $1.4 million in equipment rents expense and $1.4 million in purchased services expense, partially offset by decreases of $1.5 million in trackage rights expense and $1.3 million in materials expense.

The following table sets forth operating expenses from our U.K./European Operations for the nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Nine Months Ended September 30,				Increase/(Decrease)	Currency Impact	2018 Constant Currency*	Increase/(Decrease) Constant Currency*
	2019		2018
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$154,175	31.9%	$154,943	29.7%	$(768)	$(9,098)	$145,845	$8,330
Equipment rents	55,629	11.5%	58,690	11.3%	(3,061)	(3,597)	55,093	536
Purchased services	90,106	18.7%	115,711	22.2%	(25,605)	(7,061)	108,650	(18,544)
Depreciation and amortization	29,454	6.1%	27,629	5.3%	1,825	(1,629)	26,000	3,454
Diesel fuel used in train operations	39,627	8.2%	41,967	8.0%	(2,340)	(2,514)	39,453	174
Electricity used in train operations	6,344	1.3%	7,020	1.3%	(676)	(425)	6,595	(251)
Casualties and insurance	3,363	0.7%	4,415	0.8%	(1,052)	(263)	4,152	(789)
Materials	45,425	9.4%	49,675	9.5%	(4,250)	(2,909)	46,766	(1,341)
Trackage rights	27,013	5.6%	30,384	5.8%	(3,371)	(1,857)	28,527	(1,514)
Net gain on sale and impairment of assets	(830)	(0.2)%	(244)	—%	(586)	(8)	(252)	(578)
Restructuring and related costs	15,517	3.2%	12,889	2.5%	2,628	(673)	12,216	3,301
Other expenses, net	23,652	4.9%	19,059	3.7%	4,593	(1,148)	17,911	5,741
Total operating expenses	$489,475	101.3%	$522,138	100.1%	$(32,663)	$(31,182)	$490,956	$(1,481)
* Constant currency amounts reflect the prior period results translated at the current period exchange rates.
The following information discusses the significant changes in operating expenses of our U.K./European Operations excluding a decrease of $31.2 million due to foreign currency depreciation.
Labor and benefits expense was $154.2 million for the nine months ended September 30, 2019, compared with $145.8 million for the nine months ended September 30, 2018, an increase of $8.3 million, or 5.7%. The increase consisted of $9.2 million from existing operations, partially offset by a decrease of $0.8 million from divested operations. The increase from existing operations was primarily due to annual wage increases and an increase in headcount to support new aggregate business, partially offset by savings resulting from the U.K. Operations optimization program.
Purchased services expense was $90.1 million for the nine months ended September 30, 2019, compared with $108.7 million for the nine months ended September 30, 2018, a decrease of $18.5 million, or 17.1%. The decrease consisted of $19.9 million from divested operations, partially offset by an increase of $1.4 million from existing operations. The increase from existing operations was primarily due to an increase in trucking activity and the timing of maintenance.
Depreciation and amortization expense was $29.5 million for the nine months ended September 30, 2019, compared with $26.0 million for the nine months ended September 30, 2018, an increase of $3.5 million, or 13.3%. The increase was primarily due to capital spending in 2018.
Materials expense, which primarily consists of the cost of containers sold to third parties, materials purchased for use in repairing and maintaining our locomotives, railcars and other equipment, as well as costs for general tools and supplies used in our business, was $45.4 million for the nine months ended September 30, 2019, compared with $46.8 million for the nine months ended September 30, 2018, a decrease of $1.3 million, or 2.9%. The decrease was primarily due to reduced container sales in 2019 and timing of roadway maintenance.
Trackage rights expense was $27.0 million for the nine months ended September 30, 2019, compared with $28.5 million for the nine months ended September 30, 2018, a decrease of $1.5 million, or 5.3%. The decrease was primarily due to a refund of prior year track access costs.
Restructuring and related costs for the nine months ended September 30, 2019 and 2018 of $15.5 million and $12.2 million, respectively, were primarily related to our optimization activities in the U.K.
Other expenses, net were $23.7 million for the nine months ended September 30, 2019, compared with $17.9 million for the nine months ended September 30, 2018, an increase of $5.7 million, or 32.1%. The increase consisted of $5.1 million from existing operations and $0.7 million from divested operations. The increase from existing operations was primarily attributable to implementation costs associated with information technology initiatives.

Operating Loss and Operating Ratio
Our U.K./European Operations had an operating loss of $6.2 million for the nine months ended September 30, 2019, compared with an operating loss of $0.6 million for the nine months ended September 30, 2018. The operating loss for the nine months ended September 30, 2019 included $15.5 million of restructuring and related costs primarily driven by our optimization activities in the U.K. The operating loss for the nine months ended September 30, 2018 included $12.9 million, or $12.2 million excluding foreign currency, of restructuring and related costs primarily driven by our optimization activities in the U.K. The operating ratio was 101.3% for the nine months ended September 30, 2019, compared with 100.1% for the nine months ended September 30, 2018.
Liquidity and Capital Resources
We had cash and cash equivalents of $86.9 million as of September 30, 2019, of which $31.1 million was from our Australian Operations, which we control through a 51.1% ownership interest. In accordance with our Australia partnership agreement with MIRA, the cash and cash equivalents of our Australian Operations can be used to make payments in the ordinary course of business, pay down debt of the Australia Partnership and make distributions to the partners in proportion to their investments. No such distributions were made during the nine months ended September 30, 2019. During the nine months ended September 30, 2018, the Australia Partnership made an A$40.0 million distribution, of which A$20.4 million (or $15.6 million at the exchange rate on June 5, 2018) and A$19.6 million (or $14.9 million at the exchange rate on June 5, 2018) were distributed to us and MIRA, respectively.
Based on current expectations, we believe our cash, together with our other liquid assets, anticipated future cash flows from operations, availability under our credit agreement and access to debt and equity capital markets and other sources of available financing will be sufficient to fund expected operating, capital and debt service requirements and other financial commitments for the foreseeable future. As of September 30, 2019, we had $618.8 million of unused borrowing capacity under our credit agreement.
As of September 30, 2019, we had long-term debt, including current portion, of $2,215.5 million, which comprised 37.4% of our total capitalization. As of December 31, 2018, we had long-term debt, including current portion, of $2,453.5 million, which comprised 40.3% of our total capitalization. Our long-term debt, including current portion, consisted of the following as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019	December 31, 2018
Senior secured credit facility	$1,561,648	$1,783,423
Australian senior secured credit facility(a)	427,718	458,166
Australian subordinated shareholder loan from MIRA(b)	160,675	167,796
Other debt	81,060	64,261
Less: deferred financing fees	(15,587)	(20,108)
Total debt	$2,215,514	$2,453,538
(a) Standalone credit agreement is non-recourse to us and MIRA.
(b) Shareholder loan is non-recourse to us.
During the nine months ended September 30, 2019 and 2018, we generated $384.2 million and $397.5 million, respectively, of cash from operating activities. Changes in working capital decreased net cash flows by $7.1 million and $15.1 million for the nine months ended September 30, 2019 and 2018, respectively.
During the nine months ended September 30, 2019 and 2018, our net cash used in investing activities was $152.4 million and $165.9 million, respectively. For the nine months ended September 30, 2019, the primary drivers of cash used in investing activities were $227.3 million of cash used for capital expenditures, including $26.8 million related to capital expenditures accrued in 2018, partially offset by $23.0 million of cash received from grants from outside parties for capital spending and $45.4 million of cash received from the settlement of certain derivative investments. For the nine months ended September 30, 2018, primary drivers of cash used in investing activities were $194.1 million of cash used for capital expenditures, including $20.1 million related to capital expenditures accrued in 2017, partially offset by $16.7 million in cash received from grants from outside parties for capital spending and $7.9 million of net proceeds received from the sale of ERS.

During the nine months ended September 30, 2019 and 2018, our net cash used in financing activities was $236.4 million and $237.0 million, respectively. For the nine months ended September 30, 2019, the primary drivers of cash used in financing activities were net payments on outstanding debt of $230.9 million, $4.8 million for common share repurchases and $4.7 million for the purchase of additional shares in Freightliner Australia from its noncontrolling interest holders, partially offset by $6.5 million of cash provided by other financing activities. For the nine months ended September 30, 2018, the primary drivers of cash used in financing activities were $270.5 million for common share repurchases and $14.9 million of cash distributed to MIRA, $6.3 million for installment payments on deferred consideration related to the Freightliner acquisition and $5.3 million in debt amendment and issuance costs, partially offset by a net increase in outstanding debt of $55.0 million. For additional information regarding our common share repurchases, see Note 3, Earnings Per Common Share, to our Consolidated Financial Statements set forth in "Part I Item 1. Financial Statements" of this quarterly report.
Property Insurance
We completed our annual property insurance renewal during the third quarter of 2019, which became effective on August 1, 2019. Effective with this renewal, our property policies have various self-insured retentions, which vary based on the type and location of the incident, up to $10.0 million. We recently completed our annual liability insurance renewal, which became effective on November 1, 2019. Effective with this renewal, our liability policies have various self-insured retentions up to $5.0 million.
2019 Capital Expenditures
During the nine months ended September 30, 2019, we incurred $225.1 million in aggregate capital expenditures related to current year projects of which we paid $200.5 million in cash and accrued $24.5 million in accounts payable as of September 30, 2019. We expect to receive $19.2 million of grants from outside parties related to these current year projects, which was included in outstanding grant receivables from outside parties as of September 30, 2019.
The following table sets forth our capital expenditures related to current year projects incurred by segment for the nine months ended September 30, 2019 (dollars in thousands):

	Nine Months Ended September 30, 2019
	North American Operations	Australian Operations	U.K./European Operations	Total
Capital Expenditures:
Track and equipment, self-funded	$130,679	$11,500	$23,523	$165,702
Track and equipment, subject to third-party funding	40,409	—	—	40,409
New business investments	2,635	16,305	—	18,940
Gross capital expenditures	173,723	27,805	23,523	225,051
Grants from outside parties	(27,553)	—	—	(27,553)
Net capital expenditures	$146,170	$27,805	$23,523	$197,498
Cash paid for purchases of property and equipment during the nine months ended September 30, 2019 of $227.3 million consisted of $200.5 million for 2019 capital projects and $26.8 million related to capital expenditures accrued in 2018. Grant proceeds from outside parties received during the nine months ended September 30, 2019 of $23.0 million were primarily related to our capital expenditures from prior years.
During the three months ended September 30, 2019, our Australian Operations entered into a commitment of approximately $26 million to procure locomotives and wagons to serve new business.
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
Our off-balance sheet arrangements as of December 31, 2018 consisted of operating lease obligations. Effective January 1, 2019, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), which required lessees to now recognize operating leases on their balance sheet as a right-of-use asset with a corresponding liability. See Note 5, Leases, to our Consolidated Financial Statements set forth in "Part I Item 1. Financial Statements" of this quarterly report for additional information regarding this standard. As of September 30, 2019, we had no off-balance sheet arrangements.
Impact of Foreign Currencies on Consolidated Results
As more fully described in Note 13, Segment Information, to our Consolidated Financial Statements set forth in "Part I Item 1. Financial Statements" of this quarterly report, the results of operations of our foreign entities are maintained in the respective local currency and then translated into United States dollars at the applicable exchange rates for inclusion in the consolidated financial statements. When comparing the effects of average foreign currency exchange rates on operating revenues and operating expenses during the three and nine months ended September 30, 2019 and 2018, foreign currency translation had a negative impact on our consolidated operating revenues and a positive impact on our consolidated operating expenses. Currency effects related to operating revenues and operating expenses are presented within the discussion of these respective items included within this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
During the nine months ended September 30, 2019, we settled certain of our British pound forward contracts, which had notional amounts totaling £120.0 million and received cash proceeds of $26.1 million. In addition, we settled our cross-currency swap agreements, which had notional amounts totaling A$248.9 million, and received cash proceeds of €17.0 million (or $19.3 million at the exchange rate on June 30, 2019, the date of settlement).
In June 2019, we entered into two new cross-currency swap agreements designated as fair value hedges and a cross-currency swap designated as a net investment hedge. See Note 6, Derivative Financial Instruments, to our Consolidated Financial Statements set forth in "Part I Item 1. Financial Statements" of this quarterly report for additional information regarding our swap agreements.

ITEM 4.	CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures — We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, the disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Internal Control Over Financial Reporting — There were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Following the filing of our definitive proxy statement (the Proxy Statement) associated with the Merger with the Securities and Exchange Commission (the “SEC”) on August 20, 2019, three lawsuits were filed in connection with the Merger, including two purported class action lawsuits that were filed on August 21, 2019 and September 4, 2019 in the United States District Court for the District of Delaware, and one lawsuit filed on behalf of a purported individual shareholder on September 12, 2019 in the United States District Court for the District of Connecticut. These lawsuits, Gordon vs. Genesee & Wyoming Inc. et al., Case No. 1:19-cv-01558-MN, Thompson vs. Genesee & Wyoming Inc. et al., Case No. 1;19-cv-01650-MN and Geery vs. Genesee & Wyoming Inc. et al., Case No. 3:19-cv-01438-VLB (collectively, the “Disclosure Actions”), named us and individual officers and members of our board of directors as defendants. The actions alleged, among other things, that the defendants failed to disclose certain information relating to our financial projections set forth in the Proxy Statement.
On September 25, 2019, solely to eliminate the burden, expense, and uncertainty inherent in such litigation, and without admitting any liability or wrongdoing, we filed a Form 8-K containing certain supplemental disclosures with the SEC. In consideration for such supplemental disclosures by us, plaintiffs in the Disclosure Actions had agreed to voluntarily dismiss the Disclosure Actions. On October 4, 2019, pursuant to those agreements, plaintiffs filed voluntary dismissals of the Disclosure Actions.
On September 17, 2019, in New South Wales, Australia, a complaint was filed by Australia Eastern Railroad Pty Ltd ACN against the Company, GWI Holdings Pty Ltd and Genesee & Wyoming Australia Pty Ltd in connection with the Merger. The complaint seeks an award of damages in connection with a right of first refusal provision in a commercial contract involving our majority-owned Australian subsidiary. We dispute the allegations made in the complaint and intend to defend us appropriately.
In addition to the EPA matter and the lawsuits set forth above, from time to time, we are a defendant in certain lawsuits resulting from our operations in the ordinary course. Management believes there are adequate provisions in the financial statements for any probable liabilities that may result from disposition of the pending lawsuits and the aforementioned EPA matter. Based upon currently available information, we do not believe it is reasonably possible that any such lawsuit, related lawsuits or matter would be material to our results of operations or have a material adverse effect on our financial position or liquidity.

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

Completion of the proposed Merger is subject to various conditions, including, among others, (i) the absence of any law, injunction or other order that prohibits the consummation of the Merger, (ii) the approval or authorization of, or exemption by, the Surface Transportation Board (or approval of the use of a voting trust structure), which exemption was granted on October 29, 2019, (iii) receipt of other antitrust and regulatory approvals, including approval of the Committee on Foreign Investment in the United States, and (iv) other customary closing conditions, including the accuracy of each party’s representations and warranties and each party’s compliance with its covenants and agreements contained in the Merger Agreement (subject in the case of this clause (iv) to certain materiality qualifiers). We cannot provide any assurance that these conditions will be met or waived, or that we will be able to successfully consummate the proposed Merger as provided for under the Merger Agreement, or at all.
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

•	delay in closing the proposed Merger;

•	business disruptions from the proposed Merger that may harm our business, including our current plans and operations;

•	adverse effects on our ability to retain and hire key personnel or maintain relationships with customers or on our operating results and business generally;

•	the risk that developments with respect to the proposed Merger could have adverse effects on the market price of our common stock;

•	restrictions during the pendency of the proposed Merger that may impact our ability to pursue certain business opportunities or strategic transactions; and

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
There were no unregistered sales of equity securities for the period covered by this Quarterly Report on Form 10-Q.
Issuer Purchases of Equity Securities

Period in 2019	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)(1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Shares (or Units) (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (2)
July 1 to July 31	—	$—	—	$335,000,045
August 1 to August 31	31,256	$110.05	—	$335,000,045
September 1 to September 30	—	$—	—	$335,000,045
Total	31,256	$110.05	—
(1) The 31,256 shares acquired in the three months ended September 30, 2019 represent common stock acquired by us from our employees who surrendered shares in lieu of cash either to fund their exercise of stock options or to pay taxes on equity awards granted under our Fourth Amended and Restated 2004 Omnibus Plan.
(2) In November 2018, the Board of Directors authorized the repurchase of $500 million of our Class A Common Stock. During the three months ended September 30, 2019, we did not purchase any shares of our Class A Common Stock under the repurchase program. In connection with entering into the Merger Agreement, we suspended future share repurchases under the repurchase program.

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

2.2
Partnership Interest Sale Agreement, dated August 4, 2019, by and among GWI Holding B.V., GWI International Pty Ltd, GWI International B.V., Macquarie Australian Infrastructure Management 1 Limited as trustee for the PGGM Ibis LP Trust, as the Buyer, Brookfield Infrastructure Group LLC and trustees, guarantors and partners thereto, is incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2019.

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

*32.1	Section 1350 Certification

*101
The following financial information from Genesee & Wyoming Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018, (iv) Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2019 and 2018, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, and (vi) the Notes to Consolidated Financial Statements.

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

GENESEE & WYOMING INC.

Date:	November 6, 2019	By:	/s/ TIMOTHY J. GALLAGHER
		Name:	Timothy J. Gallagher
		Title:	Chief Financial Officer (Principal Financial Officer)

Date:	November 6, 2019	By:	/s/ CHRISTOPHER F. LIUCCI
		Name:	Christopher F. Liucci
		Title:	Chief Accounting Officer (Principal Accounting Officer)